Form 10-K
period 2012-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2013-08-26
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ._______. to .______.

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2637623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1301 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second quarter was $272,764,000, based on the closing price of $11.11 per share on the New York Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of August 19, 2013, 30,727,974 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF  CONTENTS

PART I
Item 1.	Business	1
	Forward-Looking Statements	1
	Overview and Recent Developments	2
	Business Strategy	8
	Operations	10
	Competition	13
	Iran Sanctions Related Disclosure	14
	Environmental and Security Matters Relating to Bulk Shipping	14
	Insurance	23
	Taxation of the Company	23
	Glossary	25
	Available Information	28
Item 1A.	Risk Factors	29
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	47
Item 3.	Legal Proceedings	48
Item 4.	Mine Safety Disclosures	49

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	83
Item 8.	Financial Statements and Supplementary Data	83
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	152
Item 9A.	Controls and Procedures	152
Item 9B.	Other Information	154

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	155
Item 11.	Executive Compensation	160
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	192
Item 13.	Certain Relationships and Related Transactions, and Director Independence	196
Item 14.	Principal Accounting Fees and Services	197

PART IV
Item 15.	Exhibits, Financial Statement Schedules	198
Signatures		203

PART I

Special Note

Along with this report, Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is filing its delayed quarterly report for the third quarter of 2012. This Annual Report on Form 10-K and the quarterly report on Form 10-Q for the third quarter 2012 were delayed pending the completion of an inquiry conducted by the Company, at the request and under the direction of the audit committee of the board of directors of the Company (the “Audit Committee”), into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The Company completed its inquiry and an analysis of the consequences in June 2013. On October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least each of the three calendar years in the three year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the aforementioned inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the twelve calendar years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated. Accordingly, the Company has restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in this Annual Report on Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

The Company is also restating the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair market valuation of interest rate swap derivative contracts of certain of the Company’s equity method investees.

The adjustments made as a result of and the potential related cash impact of the restatements are discussed in Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data,” and the cumulative impact of the restatement for taxes at the beginning of fiscal year 2008 is presented in Item 6, “Selected Financial Data.” For additional discussion of the inquiry and the restatement adjustments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Inquiry and Restatement,” and Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements. For a description of the material weaknesses identified by management in internal control over financial reporting with respect to income taxes and fair market valuation of interest rate swaps and management’s remediation actions to address the material weaknesses, see Item 9A, “Controls and Procedures.”

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward looking statements, including the Company’s ability to emerge from the Chapter 11 Cases (as defined below); the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue, desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources; increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; trading risk associated with Forward Freight Agreements (“FFAs”); unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Annual Report on Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

1	Overseas Shipholding Group, Inc.

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc. is engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2012, the Company owned or operated a fleet of 105 double-hulled vessels (totaling an aggregate of 9.7 million deadweight tons and 864,800 cubic meters) of which 81 vessels operated in the international market and 24 operated in the U.S. Flag market. At December 31, 2012, OSG’s newbuilding program of owned vessels totaled two International Flag vessels, bringing the Company’s total owned, operated and newbuild fleet to 107 double-hulled vessels. Subsequent to December 31, 2012, the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved the Company’s rejection of leases on certain chartered-in International Flag vessels and 15 chartered-in vessels have been redelivered to their owners. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “—Operations—Fleet Summary,” as well as on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

The Company’s vessel operations are organized into strategic business units and focused on broad market segments: International Flag, including crude oil and refined petroleum products, and U.S. Flag. The International Flag unit manages International Flag ULCC, VLCC, Suezmax, Aframax, Panamax and Lightering tankers and LR1 and MR product carriers. The U.S. Flag unit manages the Company’s U.S. Flag vessels. Through joint venture partnerships, the Company operates four LNG carriers and two Floating Storage and Offloading (“FSO”) service vessels. Dedicated chartering and commercial personnel manage specific fleets, while the Company’s technical ship management operations and corporate departments support the Company’s global operations.

OSG generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts through Time Charters or Bareboat Charters. Spot market rates are highly volatile, while Time Charter and Bareboat Charter rates provide more predictable streams of Time Charter Equivalent revenues (“TCE” revenues) because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “—Operations—Charter Types” later in this section.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K can be found later in Item 1. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary. Dollar amounts are expressed in thousands of dollars unless otherwise noted.

2	Overseas Shipholding Group, Inc.

Income Tax and Other Matters

In October 2012, at the request and under the direction of the Audit Committee, the Company, with the assistance of counsel, commenced an inquiry into the Company’s provision for United States (“U.S.”) federal income taxes in light of certain provisions contained in the Company’s unsecured revolving credit facility scheduled to mature on February 8, 2013 and certain predecessor credit facilities (the “Credit Facilities”). In connection with the inquiry process, on October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for each of the quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the inquiry in June 2013, it was determined that there were errors in the Company’s previously issued financial statements for each of the years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated.

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Credit Facilities, the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed. Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of: (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years. In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $1,317,500 of earnings deemed repatriated from OIN though the end of 2012 as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $77,000 for taxable years 2012 and earlier. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

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

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking in account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 14, “Taxes,” to the accompanying consolidated financial statements for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

In addition to giving rise to a current tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above. See Note 14, “Taxes” for information with respect to undistributed earnings that are still considered to be permanently reinvested in foreign operations on which U.S. income taxes have not been recognized.

For purposes of its financial statements as of December 31, 2012, the Company has recorded reserves relating to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation of $1,194,150 of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $77,000 of foreign earnings in taxable income. The potential deemed repatriation amount of $1,194,150 is derived from the aggregate amount of $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. The Company also has recorded a deferred tax liability of $103,388 for the tax effects of unremitted earnings of foreign subsidiaries, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2013 and future years.

3	Overseas Shipholding Group, Inc.

The Company is also restating the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012. Such error overstated the investments in affiliated Companies by $19,015and retained earnings by $1,499 and understated net loss by $1,499 and accumulated other comprehensive loss by $17,516 as of and for the year ended December 31, 2011.The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements for the year ended December 31, 2012.

Accordingly, the Company has provided adjustments to data for each of the twelve calendar years ended December 31, 2011 and has restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The discussion of financial information relating to years prior to 2012 has been restated as set forth in this Form 10-K as more fully described in Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements. Restated amounts have been identified with the wording “as restated.”

The Company’s Ability to Refinance Debt in a Timely Manner

As more fully described in Note 11, “Debt,” to the accompanying consolidated financial statements, the Company’s $1,500,000 unsecured revolving credit agreement with a group of banks (the “Unsecured Revolving Credit Facility”) was due to mature on February 8, 2013. The Unsecured Revolving Credit Facility was intended to be partially refinanced with a $900,000 unsecured forward start revolving credit agreement from which the Company would have been able to draw beginning on February 8, 2013. Furthermore, the Company’s 8.75% debentures are due on December 1, 2013. During 2012, the Company was in active negotiations with its main bank lenders to obtain incremental bank financing needed to increase liquidity and bridge the expected gap between the amounts that it anticipated to be outstanding under the existing unsecured revolving credit facility as of February 8, 2013 and the maximum amount available under the forward start credit facility. The commitments under the unsecured forward start revolving credit agreement were terminated during the fourth quarter of 2012.

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

4	Overseas Shipholding Group, Inc.

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in an event of default or otherwise triggered repayment obligations under certain of the Debtors’ outstanding debt instruments. Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other agreements to which the Debtors are party. Under the Bankruptcy Code, however, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to otherwise exercise control over the property of the Debtors’ estate.

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

The Debtors anticipate that substantially all of our pre-petition liabilities will be resolved under, and treated in accordance with, a plan of reorganization to be voted on by the Debtors’ creditors in accordance with the provisions of the Bankruptcy Code. There can be no assurance that any proposed plan of reorganization will be accepted by requisite numbers of creditors, confirmed by the Bankruptcy Court or consummated. Furthermore, there can be no assurance that the Debtors will be successful in achieving their reorganization goals or that any measures that are achievable will result in an improvement to our financial position. Any entitlement to post-petition interest will be determined in accordance with applicable bankruptcy law. Any descriptions of agreements, rights, obligations, claims or other arrangements contained in this Annual Report on Form 10-K must be read in conjunction with, and are qualified by, the parties’ respective rights under applicable bankruptcy law.

The Debtors have incurred and expect to continue to incur significant costs associated with their reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations, but the Debtors cannot predict the effect the Chapter 11 Cases will have on their business and cash flow.

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

5	Overseas Shipholding Group, Inc.

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

Pre-petition Claims

On February 27, 2013, the Debtors filed schedules of their assets and liabilities existing as of the commencement of the Chapter 11 Cases with the Bankruptcy Court. In April 2013, the Bankruptcy Court set May 31, 2013 as the general bar date (the date by which most persons that wished to assert a pre-petition claim against the Debtors had to file a proof of claim in writing). The Debtors are evaluating the claims that were submitted and investigating unresolved proofs of claim. Liabilities Subject to Compromise, as provided in the accompanying consolidated financial statements and in this Annual Report on Form 10-K, represents the Debtors’ current estimate of claims expected to be allowed by the Bankruptcy Court. Currently, the Debtors cannot provide a reasonable estimate of the value of the claims that the Bankruptcy Court will allow or the priorities in which such claims will be allowed because their evaluation, investigation and reconciliation of the filed claims is not complete.

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

Going Concern and Financial Reporting in Reorganization

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

6	Overseas Shipholding Group, Inc.

Our ability to continue as a going concern is contingent upon, among other things, our ability to (i) develop a plan of reorganization and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sufficient to meet the Company’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed reorganization plan would likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

We are required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, effective on November 14, 2012, which is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. The FASB’s provisions require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 11, “Debt,” to the accompanying consolidated financial statements, the Secured Loan Facilities have priority over our unsecured creditors; however we continue to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items must be disclosed separately.

Defaults under Outstanding Debt Instruments

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in an event of default or otherwise triggered repayment obligations and/or resulted in a termination event under a number of instruments and agreements relating to the debt of the Company including (dollars in thousands):

•	$1,489,000 of unsecured indebtedness under the Unsecured Revolving Credit Facility, governed by a credit agreement dated February 9, 2006 (as amended), among OSG, OSG Bulk Ships, Inc., OIN and DnB Nor Bank ASA, New York branch, as administrative agent, which matured in February 2013;

•	$300,000 principal amount of 8.125% Senior Notes due 2018 issued under an indenture agreement dated March 2010 between OSG and The Bank of New York Mellon, as Trustee;

•	$146,000 principal amount of 7.500% Senior Notes due 2024 issued under a First Supplemental Indenture dated February 2004 and supplemental to an indenture dated March 2003, each between OSG and Wilmington Trust Company, as Trustee;

•	$63,603 principal amount of 8.750% Debentures due 2013 issued under the Indenture dated December 1993, between OSG and The Bank of New York Mellon, as successor Trustee;

•	$310,492 outstanding principal balance of secured indebtedness under a term loan facility dated August 10, 2009 (as amended) among various Debtor operating subsidiaries as borrowers, OSG as guarantor and The Export-Import Bank of China, as agent, which matures in 2023;

7	Overseas Shipholding Group, Inc.

•	$266,490 outstanding principal balance of secured indebtedness under a term loan facility dated as of August 28, 2008 (as amended) among various Debtor operating subsidiaries as borrowers, OSG, OSG Bulk Ships Inc., OIN and Rosalyn Tanker Corporation as guarantors, and Danish Ship Finance A/S, as agent and security trustee, of which OSG has guaranteed up to fifty percent of the borrowers’ liabilities, which matures in 2020; and

•	$900,000 unsecured forward start revolving credit agreement dated as of May 26, 2011 among OSG, OSG Bulk Ships, Inc., OIN and DnB Nor Bank ASA, New York branch, as administrative agent, under which the Company would have been able to draw on beginning on February 8, 2013.

As a result of the filing of the Chapter 11 Cases, all indebtedness outstanding under each of the Unsecured Revolving Credit Facility, senior notes, debentures and term loan facilities, each as described above, was accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against OSG and the application of the applicable provisions of the Bankruptcy Code.

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

Risks and Uncertainties

OSG’s ability, both during and after the Bankruptcy Court proceedings, to continue as a going concern is contingent upon, among other things, OSG’s ability to (i) develop a plan of reorganization, including resolution with the IRS of matters described above under “—Income Tax Matters,” and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sufficient to meet the Company’s future obligations. The Company believes the consummation of a successful restructuring under the Bankruptcy Code is critical to its continued viability and long-term liquidity. While OSG is working towards achieving these objectives through the Chapter 11 reorganization process, there can be no certainty that OSG will be successful in doing so.

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors.”

BUSINESS STRATEGY

OSG is committed to providing safe, reliable transportation services to its customers while ensuring the safety of its crews, vessels and the environment. The Company is also committed to a strategy designed to diversify its revenue sources across its chosen sectors and thereby maximize returns and reduce risk over shipping cycles. OSG’s strategy is focused on three elements:

•	Sector Leadership

OSG seeks to maintain or achieve market leading positions in each of the primary markets in which it operates: crude oil, products and U.S. Flag. While acquisitions are no longer currently part of the Company’s strategy, the Company has, over time, expanded its fleet through organic growth and acquisitions of companies. This expansion enhanced the Company’s market presence, the scale of its fleet and its service offerings.

8	Overseas Shipholding Group, Inc.

•	Fleet Optimization

The Company believes that it can improve returns in any shipping cycle by taking a portfolio approach to the management of its business. This approach includes operating a diverse set of vessels that trade in different markets; participating in commercial pools that maximize vessel utilization; managing a fleet of owned and chartered-in tonnage that provides for flexibility and optionality; and trading its fleet in both the spot and time charter markets to enhance returns.

•	Superior Technical Ship Management

OSG is committed to operational excellence across its fleet. The Company’s high-quality fleet is operated by experienced crews supported by skilled shore side personnel. OSG’s Safety Management System (“SMS”) is designed to ensure that operational practices and procedures are standardized fleet wide and that seafarers and vessel operations meet or exceed all applicable safety, regulatory and environmental standards established by international and U.S. maritime laws. For more information, see “Business Strategy—Technical Operations.”

Commercial Pools

To increase vessel utilization and thereby revenues, the Company participates in Commercial Pools with other like-minded shipowners of similar well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools consist of experienced commercial operators, while technical management is performed by each shipowner. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”) reducing wait time, generating higher effective TCE revenues than otherwise might be obtainable in the spot market and providing a higher level of service to customers. As of December 31, 2012, OSG participated in five pools: Tankers International (“TI”), Aframax International (“AI”), Panamax International (“PI”), Clean Products International (“CPI”) and Suezmax International (“SI”). For more information on the pools, see “—Operations—International Fleet Operations.”

Technical Operations

OSG’s global fleet operations are managed on an integrated basis according to whether they are used in international or domestic shipping: International Flag, consisting of crude and products shipping, and U.S. Flag. In addition to regular maintenance and repair, across segments, crews onboard each vessel and shore side personnel are responsible for ensuring that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard.

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

The Company recruits, hires and trains the crews on its vessels and believes that the quality of its senior officers, crew and shore side support personnel provide it with a competitive advantage. OSG’s mandatory training and education requirements exceed the IMO Standards of Training, Certification and Watchkeeping (STCW). OSG believes its ability to provide professional development for qualified crew are competitive advantages in a market where skilled labor shortages are expected to remain a challenge.

The fleet is supported by shore side operations that include fleet managers, marine and technical superintendents, purchasing and marine insurance staff, security officers, crewing and training personnel and a safety, quality and environmental (“SQE”) department. Further augmenting technical operations are assurance functions that conduct vessel audits and assure compliance with marine and environmental regulations and manage preparedness for emergency response. OSG has an open reporting system whereby seafarers can anonymously report possible violations of Company policies and procedures. All open reports are investigated and appropriate actions are taken as needed. Furthermore, the Company’s Vice President and Head of Health, Safety, Quality, Environment and Operations Assurance has independent oversight of fleet-wide vessel operating practices and procedures and global training programs.

Commercial Teams

OSG’s commercial teams based in offices in Houston, London, New York, Singapore, Newark (Delaware) and Tampa enable customers to have access, at all times, to information about their cargo’s position and status. The Company believes that the scale of its fleet, its commercial management skills and its extensive market knowledge allow it to achieve better rates than smaller shipowners on a consistent basis. OSG’s strong reputation in the marketplace is the result of longstanding relationships with its customers and business partners.

9	Overseas Shipholding Group, Inc.

Customers

OSG’s customers include major independent and state-owned oil companies, oil traders, refinery operators and U.S. and international government entities. The Company believes that it distinguishes itself in the shipping market through an emphasis on service, safety and reliability and its ability to maintain and grow long-term customer relationships.

Employees

As of December 31, 2012, the Company had approximately 3,280 employees comprised of 2,880 seagoing personnel and 400 shore side staff, prior to the impact of a reduction in force in April 2013, which affected approximately 40 shore side employees and the redelivery of six bareboat chartered-in vessels, for which the Company employed the seagoing personnel. The Company has collective bargaining agreements with three different U.S. maritime unions covering 740 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2015 and June 2020. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. The Company also has collective bargaining agreements with seven other maritime unions covering 2,011 seagoing personnel employed on the Company’s International Flag vessels. These agreements are in effect through December 2014.

OPERATIONS

The bulk shipping of crude oil and refined petroleum products has many distinct market segments based, in large part, on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers, ATBs and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established three reportable business segments: International Crude Tankers, International Product Carriers, and U.S. Flag Fleet Operations, which we also refer to as “U.S. Flag.”

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2012, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes and reorganization items, as reported in the consolidated statements of operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Charter Types

The Company believes that by balancing the mix of TCE revenues generated by voyage charters and time charters, the Company is able to maximize its financial performance throughout shipping cycles.

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 64% of the Company’s TCE revenues in 2012, 65% in 2011 and 64% in 2010. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use and the levels of seaborne and shore-based inventories of crude oil and refined products. Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards.

10	Overseas Shipholding Group, Inc.

Time and Bareboat Charter Market

The Company’s U.S. Flag tanker fleet, the LNG fleet and the two FSOs include a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter is uncertain and subject to market conditions at such time. During the year ended December 31, 2010, the Company entered into Forward Freight Agreements (“FFAs”) and related bunker swaps as hedges for reducing the volatility of earnings from operating the Company’s VLCCs in the spot market. These derivative instruments seek to create synthetic time charters. The impact of these derivatives, which qualify for hedge accounting treatment, is reported together with time charters in the physical market. Time and bareboat charters constituted 36% of the Company’s TCE revenues in 2012, 35% in 2011 and 36% in 2010. Because of the depressed market conditions existing since 2008, the Company has been unable to replace expiring term business at comparable levels. Although medium-term time charters are available in the Product Carrier markets, management has not deemed the rates offered by charterers to be sufficiently attractive to warrant entering into such business.

Fleet Summary

As of December 31, 2012, OSG’s operating fleet consisted of 105 vessels, 63% of which were owned, with the remaining vessels chartered-in. Vessels chartered-in may be Bareboat Charters or Time Charters. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Additional information about the Company’s fleet, including its ownership profile, is set forth on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report on Form 10-K.

Subsequent to December 31, 2012, the Bankruptcy Court approved the Company’s rejection of leases on 23 chartered-in International Flag vessels. One Suezmax, one Aframax, two Panamax Product Carriers and 11 Handysize Product Carriers have been redelivered to their owners. The Company entered into new lease agreements at lower rates on the remaining eight chartered-in vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court. As of May 31, 2013, OSG’s operating fleet consisted of 89 vessels, 74% of which were owned, with the remaining vessels chartered-in.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2012
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt
Operating Fleet
FSO	2	1.0	-	-	2	1.0	864,046
VLCC and ULCC	11	11.0	-	-	11	11.0	3,488,132
Suezmax	-	-	2	1.9	2	1.9	322,484
Aframax	4	4.0	3	3.0	7	7.0	788,959
Panamax	9	9.0	-	-	9	9.0	626,834
Lightering	4	4.0	1	1.0	5	5.0	527,822
Total International Flag Crude Tankers	30	29.0	6	5.9	36	34.9	6,618,277
LR1	4	4.0	2	2.0	6	6.0	445,154
MR	14	14.0	20	20.0	34	34.0	1,626,244
Total International Flag Product Carriers	18	18.0	22	22.0	40	40.0	2,071,398
Chemical Carrier	-	-	1	1.0	1	1.0	19,986
Total Int’l Flag Operating Fleet	48	47.0	29	28.9	77	75.9	8,709,661
Handysize Product Carriers(1)	4	4.0	10	10.0	14	14.0	664,490
Clean ATBs	7	7.0	-	-	7	7.0	195,616
Lightering ATBs	3	3.0	-	-	3	3.0	121,560
Total U.S. Flag Operating Fleet	14	14.0	10	10.0	24	24.0	981,666
LNG Fleet	4	2.0	-	-	4	2.0	864,800 cbm
Total Operating Fleet	66	63.0	39	38.9	105	101.9	9,691,327 and 864,800 cbm
Newbuild Fleet
International Flag Aframax(2)	2	2.0	-	-	2	2	226,000
Total Newbuild Fleet	2	2.0	-	-	2	2	226,000
Total Operating & Newbuild Fleet	68	65.0	39	38.9	107	103.9	9,917,327 and 864,800 cbm

(1)	Includes two owned shuttle tankers, the Overseas Cascade and the Overseas Chinook and two owned U.S. Flag Product Carriers that trade internationally.
(2)	The two newbuild Aframaxes, one of which is a coated LR2, are scheduled for delivery between the second quarter of 2013 and the first quarter of 2014.

11	Overseas Shipholding Group, Inc.

International Fleet Operations

Crude Oil Tankers

International Crude Tankers is one of the Company’s reportable business segments. OSG’s crude oil fleet is comprised of all major crude oil vessel classes and includes a fleet of five International Flag lightering vessels that trade primarily in the U.S. Gulf of Mexico. As part of its strategy to enhance vessel utilization and TCE revenues, the Company has placed its ULCC, VLCC, Suezmax, Aframax tankers and a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel. Because of concerns raised by other participants in TI about the tradability of the Company’s vessels caused by the Bankruptcy filing, effective in the fourth quarter of 2012, the Company’s VLCCs trading in such pool are considered to be commercially managed within such pool. That is, such VLCCs are credited with their actual voyage results rather than their respective share of pool TCE revenues based on the formula described above.

The Company has a 50% interest in a joint venture with Euronav NV, which owns two Floating Storage and Offloading Service (“FSO”) Vessels. Maersk Oil Qatar AS (“MOQ”) awarded service contracts for the joint venture to provide to MOQ two vessels to perform FSO services in the Al Shaheen Field off the shore of Qatar. The service contracts on both FSO Vessels expire in 2017 with MOQ having the option to extend the contract on one of them, the FSO Africa, for one or two additional years. The Company provides Technical Management for one of the FSO vessels which MOQ contracted for. For more information about the financing of the FSO Vessels, which is recourse to the Company on a several basis, see Note 8, “Equity Method Investments” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplemental Data.”

Product Carriers

International Product Carriers constitutes another of the Company’s reportable business segments and is made up of an International Flag fleet that transports refined petroleum products worldwide. The products fleet, consisting of thirty-four MR product carriers (11 of which have been redelivered to owners subsequent to year end), six LR1s (two of which have been redelivered to owners subsequent to year end) and one Chemical Carrier gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities.

In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel, jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers. Most of the Company’s MRs are IMO III compliant, allowing for increased flexibility when switching between cargo grades. OSG trades nine of its MR Product Carriers in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with the Ultragas Group.

The Company has a 49.9% interest in a joint venture with Qatar Gas Transport Company Limited (Nakilat), which owns four 216,000 cbm LNG Carriers. During 2007 and 2008, Qatar Liquefied Gas Company Limited (II) time chartered these LNG Carriers for twenty-five year periods, with options to extend. The Company provides Technical Management for these vessels. For more information about the financing of the LNG Carriers, which is non-recourse to the Company, see Note 8, “Equity Method Investments” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplemental Data.”

U.S. Flag Fleet Operations

U.S. Flag Fleet Operations is the Company’s third reportable business segment. The Company’s U.S. Flag Jones Act Fleet has expanded significantly since 2004 and today consists of twenty-two owned and chartered-in Handysize Product Carriers and ATBs. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U.S. citizens. In fact, as a U.S.-based company, OSG is uniquely positioned among companies with an International Flag business to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. OSG is one of the largest commercial owners and operators of Jones Act vessels and utilizes the fleet across a range of services, including the following:

12	Overseas Shipholding Group, Inc.

•	Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP plc. (“BP”) and Keystone Shipping Company to support BP’s Alaskan crude oil transportation requirements. The Company’s participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $3.4 million in 2012 and $4.4 million in each of 2011 and 2010. Pursuant to a stipulation entered by the Bankruptcy Court, the Company’s rights to continued participation in the management of ATC are preserved and BP is enjoined from interfering with those rights absent Bankruptcy Court approval.

•	Maritime Security Program—Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy, which was $3.1 million in 2012 and $2.9 million for each of 2011 and 2010 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025.The Company will receive $3.1 million per year for each vessel from 2013 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025. It is expected that ships in the Program will only get about 75% of their normal monthly stipend in August 2013 and none in September 2013 because of the effect of sequestration on the U.S. federal budget. We cannot predict when these payments will resume, if at all.

•	Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering business, had their construction financed with the Capital Construction Fund (“CCF”). As such, absent exercise of the Company’s rights and defenses under the Bankruptcy Code, daily liquidated damages would be payable by the Company to MarAd if these vessels were to operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company.

COMPETITION

The shipping industry is highly competitive and fragmented. OSG competes with other owners of U.S. and International Flag tankers, including other independent shipowners, integrated oil companies and state owned entities with their own fleets, and oil traders with logistical operations, and pipelines.

OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are becoming more selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations associated with modern double hull vessels due to concerns about rising costs of fuel and environmental risks associated with older vessels. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

OSG’s fleet of VLCCs is commercially managed through the Tankers International pool. Tankers International, with a total of thirty VLCCs, is a leading player in this market. Its main competitors include Nova Tankers pool, Frontline Ltd., BW Shipping Managers, Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha, Malaysian International Shipping Corporation Berhad and Maran Tankers Management.

OSG formed the Suezmax International pool in 2008. All of the tankers remaining in the pool were redelivered to their owners by the end of June 2013. Suezmax International traded primarily in the Atlantic Basin. The main competitors of Suezmax International included Gemini Tankers, Orion, Stena Sonagol and Blue Fin Tankers. Other competitors included non-pool owners such as Dynacom Tankers Management, Ltd., Thenamaris Ships Management, Inc. and OAO Sovcomflot.

OSG is a founding member of Aframax International, which consists of twenty-two Aframaxes (including three for which notices of withdrawal have been received) trading primarily in the Atlantic Basin, North Sea, Baltic and the Mediterranean areas. Aframax International is one of the larger operators in this market sector. Aframax International’s main competitors include Teekay Corporation, American Eagle Tankers and Sigma Tankers Inc.

13	Overseas Shipholding Group, Inc.

OSG’s main competitors in the highly fragmented Panamax trade include other owners, traders relets and pool operators. Substantially all of OSG’s fleet of Panamax tankers is commercially managed by Panamax International, which commercially manages twenty-three vessels. Main competitors include Star Tankers Heidmar Inc., A/S Dampskibsselskabet Torm and Jacob-Scorpio Pool Management S.A.M.

In the MR Product Carrier market segment, OSG’s owned and chartered-in fleet competes in a highly fragmented market. Main competitors include Glencore International AG, Handytankers K/S, Vitol Group, Trafigura, A/S Dampskibsselskabet Torm, Navig8, Dorado Tankers Pool Inc. and OAO Sovcomflot.

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

IRAN SANCTIONS RELATED DISCLOSURE

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, OSG is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders.

Non-U.S. subsidiaries of OSG contributed VLCC tankers they owned or chartered-in to Tankers International, a commercial pool that charters out vessels which in turn call on ports throughout the world in compliance with applicable law. Tankers International is a UK entity operated by the Tankers International pool manager, a non-U.S. person, which is responsible for chartering out each vessel once it has been contributed to Tankers International. Accordingly, Tankers International and its manager make the decisions with respect to ports of call and the practical arrangements necessary in connection with the chosen ports of call. OSG learns where a vessel contributed by one of its non-U.S. subsidiaries has or will be traded after the voyage has been fixed. Certain of the non-U.S. OSG subsidiaries continue to provide technical management, crew and certain operational support for the vessels contributed by those subsidiaries and, in that connection, may interact with port authorities or other government officials and representatives in the jurisdictions through and in which these vessels transit.

In early 2012, Tankers International vessels made five port calls in Iran, in compliance with applicable law, including one port call made by a vessel owned by a non-U.S. subsidiary of OSG in January 2012. The Tankers International manager and the customers that chartered out the vessels were not Iranian. However, when such vessels called on Iranian ports, interaction with Government of Iran officials, such as port authorities, may have been required. In any case, even when these vessels, including the one owned by a non-U.S. subsidiary of OSG, called on an Iranian ports, neither OSG itself nor any of its U.S. person, affiliates or employees had any role or involvement with Tankers International transactions involving Iran.

As a participant in the pool, OSG receives a share of Tankers International’s net revenues from a voyage based on its contribution of vessels to Tankers International, regardless of whether the voyage was performed by a vessel contributed by one of its non-U.S. subsidiaries or by another pool participant. OSG’s share of the Tankers International pool’s net revenue (after deducting OSG’s share of administrative costs) for 2012 derived from all voyages of all Tankers International vessels involving a port call in Iran totaled approximately $1,318.

Tankers International decided to terminate all new business involving Iranian ports in February 2012 after the European Union adopted sanctions on such activity. No vessel owned or chartered in by OSG or any of its domestic or foreign subsidiaries has called on an Iranian port since January 2012, and until the U.S. and European Union sanctions regimes permit such calls, OSG will not allow its vessels to make such calls, whether through a pooling arrangement or otherwise.

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

14	Overseas Shipholding Group, Inc.

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with these requirements, or the impact of these requirements on operations or the resale value or useful lives of its vessels, although it expects that it and other shipowners likely will incur substantial additional costs in meeting new legal and regulatory requirements.

OSG has made a commitment to reduce the environmental impact of its operations. Increasing environmental concerns have created a demand for vessels and operations that comply with stricter environmental standards. OSG personnel work to stay abreast of new and changing regulations in this and other areas and in many cases strive towards standards before they are, and beyond what is, required. Examples of specific actions taken that exceed applicable compliance requirements include the installation of trash compactors on most of the vessels OSG technically manages, more restrictive policies on disposal of solid waste, the installation of specialized environmental equipment such as enviro-logger and enviro-tags on all OSG technically managed vessels and the distribution and viewing of a yearly DVD from senior management reporting health, safety and environmental performance and objectives for the coming year.

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocols to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocols) became effective. Pursuant to the Kyoto Protocols, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. Following adoption of the Kyoto Protocols, which were adopted by about 190 countries, there has been action toward a new climate change treaty. In December 2012, the United Nations Climate Change Conference in Doha continued negotiations with the goal to forge a new international framework by 2015 that would take effect by 2020 and would include emissions obligations for all emitting countries. The Doha conference also reached agreement to further extend the Kyoto Protocol’s greenhouse gas emissions reductions through 2020.

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

The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or UNFCCC by the end of 2011. In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU’s greenhouse gas reduction commitment. Current indications are that the European Commission is considering development of a monitoring, reporting and verification scheme during 2013.

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

Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, U.S. or other countries where OSG operates that restrict emissions of greenhouse gases could require significant additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s financial statements.

15	Overseas Shipholding Group, Inc.

International Environmental and Safety Regulations and Standards

Phase Out of Non Double Hull Tankers

In April 2001, the IMO adopted regulations under the International Convention for the Prevention of Pollution from Ships, (“MARPOL”), requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company's tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 (at the latest) for Category I vessels and 2010 (at the latest) for Category II vessels. Category I vessels include crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks ("SBT") carriers. Category II vessels include crude oil vessels of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT vessels. EU regulations also provided a timetable for the phase out of single hull tankers from EU waters. In 2003, the EU adopted legislation that among other things (a) banned all Category I single hull tankers over the age of 23 years immediately, (b) phased out all other Category I single hull tankers in 2005 and (c) prohibited all single hull tankers used for the transport of oil from entering its ports or offshore terminals after 2010, with double sided or double bottomed tankers permitted to trade until 2015 or until reaching 25 years of age, whichever comes earlier. As of May 31, 2013, approximately ninety-five percent of the world tanker fleet was double hulled.

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

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 31, 2013 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits.”

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $205 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $21.6 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $7.0 million plus $973 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $138.4 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

16	Overseas Shipholding Group, Inc.

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

Other International Environmental and Safety Regulations and Standards

Under the International Safety Management Code (“ISM Code”), promulgated by the IMO, vessel operators are required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating their vessels safely and describing procedures for responding to emergencies. OSG has developed such a safety management system. The ISM Code also requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance issued by the administration of that vessel’s flag state or as otherwise permitted under the International Convention for the Safety of Life at Sea, 1974, as amended (“SOLAS”).

All of the Company's vessels are certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2000 and ISO 14001 in 2004 and those promulgated by the IMO in its ISM safety and pollution prevention protocols. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side offices (Newcastle, United Kingdom; Athens, Greece; and Tampa, Florida (U.S.)) that have responsibility for vessel management and safety management certificates for each of the vessels that such offices manage. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any noxious liquid substances (“NLSs”).

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

The International Convention for the Control and Management of Ships' Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The introduction of non-native species is one of the top five threats to biological diversity. Expanding seaborne trade and traffic have exacerbated the threat. Ships may take on ballast water in order to maintain their stability and draft and discharge the ballast water when they load heavy cargoes. When emptying the ballast water – which they carried from the previous port – they may release organisms and pathogens that are potentially harmful in the new environment.

The BWM Convention was adopted in 2004 and will enter into force 12 months after ratification by 30 states, representing at least 35% of world merchant shipping tonnage. At present, 36 flag administrations representing 29.07% of the world tonnage have ratified the convention. It is unknown when the BWM Convention will be finally ratified. The BWM Convention may have material impacts on OSG’s financial statements.

The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species. This standard will likely be met by installing treatment systems that render the invasive species non-viable. In addition, each vessel will be required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

17	Overseas Shipholding Group, Inc.

OSG’s vessels are subject to other international, national and local ballast water management regulations (including those described below under “U.S. Environmental and Safety Regulations and Standards”). OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, OSG is developing and intends to implement a fleetwide action plan to comply with IMO, EPA, U.S. Coast Guard and possibly more stringent U.S. state mandates and may require the installation and use of costly control technologies.

Compliance with the ballast water requirements expected to go into effect under the BWM Convention and other regulations may have material impacts on OSG’s financial statements, as discussed below under “U.S. Environmental and Safety Regulations and Standards/Other U.S. Environmental and Safety Regulations and Standards.”

Other EU Legislation and Regulations

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. OSG believes that none of its vessels meet the "sub-standard" vessel definitions contained in the EU legislation. EU directives enacted in 2005 and 2009 require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration of the environment and have been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. It is impossible to predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

International Air Emission Standards

Annex VI to MARPOL, which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are the Baltic Sea, the English Channel and the U.S. ECA (entered into force from August 1, 2012). Additionally, the U.S. Caribbean ECA becomes effective on January 1, 2014. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI of MARPOL. In October 2008, the U.S. ratified Annex VI, which came into force in the U.S. on January 8, 2009.

In addition to MARPOL Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey and Norway regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth”.

Additional air emission requirements under MARPOL Annex VI became effective on July 1, 2010 mandating the development of Volatile Organic Compound (“VOC”) Management Plans for tankships and certain gas ships. OSG vessels subject to this requirement are in compliance.

In July 2011, the IMO further amended MARPOL Annex VI to include energy efficiency standards for “new ships” through the designation of an Energy Efficiency Design Index (“EEDI”). “New ships” for purposes of this standard are those for which the building contract is placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the Marine Environmental Protection Committee (“MEPC”), Resolution MEPC.213(63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The Company’s SEEMP, which was prepared in accordance with these development guidelines addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures.

18	Overseas Shipholding Group, Inc.

The Company believes that its International and U.S. Flag vessels are compliant with the current requirements of Annex VI and that those of its vessels that operate in the EU, Turkey and Norway are also compliant with the regional mandates applicable there. However, the Company anticipates that, in the next several years, compliance with the increasingly stringent requirements of Annex VI and other conventions, laws and regulations imposing air emission standards that have already been adopted or that may be adopted in the future will require substantial additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s financial statements.

U.S. Environmental and Safety Regulations and Standards

The U.S. regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”), and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the U.S. or its territories or possessions, or whose vessels operate in the waters of the U.S., which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the U.S. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company's operations.

Phase Out of Non Double Hull Tankers

Under OPA 90, single hull vessels can operate in U.S. waters until 2015 if they discharge at deep water ports, or lighter more than 60 miles offshore. Single hull vessels cannot operate in U.S. waters under OPA 90 beginning in 2015. All OSG operated vessels subject to the OPA 90 phase out requirements meet the double hull requirements.

Liability Standards and Limits

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

19	Overseas Shipholding Group, Inc.

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

Other U.S. Environmental and Safety Regulations and Standards

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

The U.S. Coast Guard has announced its intention in a Notice of Proposed Rulemaking dated February 17, 2011 to issue sweeping regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

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

In addition, the U.S. Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA 90 and CERCLA, discussed above.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports is subject to U.S. Clean Water Act permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company was issued a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. The VGP currently in effect does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. On March 28, 2013, however, EPA issued a new VGP, which will become effective December 19, 2013. The new VGP contains more stringent requirements, including numeric ballast water discharge limits that generally align with the 2012 standards issued by the U.S. Coast Guard, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. Compliance with the new VGP could require the installation of equipment on OSG’s vessels to treat ballast water before it is discharged or the implementation of other ballast water disposal arrangements, or it could otherwise restrict OSG’s vessels from entering U.S. waters.

20	Overseas Shipholding Group, Inc.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. All vessels making ballast water discharges in California waters after January 1, 2016 must meet the state’s discharge standards.

New York State has issued more stringent grey water and bilge water discharge requirements for vessels in its waters than required by the VGP or IMO. The New York State standards came into effect on January 1, 2012 for existing vessels covered under the VGP and January 1, 2013 for new vessels constructed on or after January 1, 2013. Extension periods for compliance with such New York standards may be applied for. OSG has secured extensions from New York State Department of Environmental Conservation to meet these requirements. The exemption of the implementation of grey water and bilge water discharge prohibition is delayed until December 19, 2013.

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

The U.S. Coast Guard has promulgated its final rule for the control of non-invasive species under the National Invasive Species Act of 1996. While generally in line with the requirements set out in the BWM Convention, the final rule requires that treatment systems must be approved using a Coast Guard approved process and the implementation schedule varies from that indicated in the international BWM Convention.

The Company anticipates that, in the next several years, compliance with the various conventions, laws and regulations relating to ballast water management that have already been adopted or that may be adopted in the future will require substantial additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s financial statements.

U.S. Air Emissions Standards

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of MARPOL Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines will apply beginning in 2016 and will require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the current levels. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures. Moreover, on March 26, 2010, the IMO amended MARPOL Annex VI, which amendments were incorporated into EPA regulations, to designate the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands as ECAs under the Annex VI amendments. The new ECAs became effective in August 2012, whereupon fuel used by all vessels operating in the ECAs cannot exceed 1.0% sulfur, dropping to 0.1% in 2015. The Company believes that its vessels are in compliance with the current requirements of the new ECAs. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could have operational impacts on OSG’s business.

21	Overseas Shipholding Group, Inc.

The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the U.S. government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, the Company's vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain ocean going vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel in auxiliary diesel and diesel-electric engines, main propulsion diesel engines and auxiliary boilers. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil at or below 1.0% sulfur and marine diesel oil at or below 0.5% sulfur and, effective January 1, 2014, marine gas oil or marine diesel oil with a sulfur content at or below 0.1% (1,000 parts per million) sulfur. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

The Delaware Department of Natural Resources and Environment Control (“DNREC”) monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the Coastal Zone Act of 1972, and OSG is the only marine operator with a Title V permit to engage in lightering operations. These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the amount of VOCs entering the atmosphere during a crude oil lightering operation. DNREC and OSG have worked in cooperation to reduce the amount of emitted VOCs by defining the vapor balancing process between lightering vessels and ships to be lightered. This defined process has reduced air emissions. In accordance with its Title V permit, OSG’s Delaware lightering fleet is 100% vapor balance capable.

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the U.S. Coast Guard issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, a coalition of 150 IMO contracting states drafted amendments to SOLAS by creating a new subchapter dealing specifically with maritime security. This new subchapter, which became effective in July 2004, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel's flag state.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA, vessel security measures for non-U.S. vessels that have on board a valid ISSC attesting to the vessel's compliance with SOLAS security requirements and the ISPS Code.

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

22	Overseas Shipholding Group, Inc.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2012, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100 to $500 per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3,500, per policy year.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its LNG, FSO, U.S. Flag Tankers and the bareboat chartered vessels that are covered under the vessels' marine hull and machinery insurance. Loss of hire insurance covers up to 120 or 180 days lost charter income per vessel per incident in excess of the first 60 days lost for each covered incident, which is borne by the Company.

TAXATION OF THE COMPANY

The following summary of the principal U.S. tax laws applicable to the Company, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report on Form 10-K. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur.

Nearly all of the Company’s International Flag vessels are owned or operated by foreign corporations that are subsidiaries of OSG International, Inc., a wholly owned subsidiary of the Company incorporated in the Marshall Islands (“OIN”). These corporations have made special U.S. tax elections under which they are treated as “branches” of OIN rather than separate corporations for U.S. federal income tax purposes.

For taxable years beginning after December 31, 2004, the Company generally is not required to include the undistributed foreign shipping income earned by OIN in its taxable income on a current basis under the “Subpart F” provisions of the Code.

Under current tax laws, however, if OIN repatriates (including through a deemed dividend) cash and equivalents held outside the U.S., OSG may be subject to additional U.S. income taxes. As a result of borrowings from 2000 to 2012 under certain credit agreements, as well as intercompany balances, OSG could be deemed to have recognized dividends that are subject to U.S. income taxes under Section 956 of the Code. Specifically, Section 951 of the Code requires a U.S. shareholder of a controlled foreign corporation (“CFC”) to include an amount into income when the CFC holds “United States property” (within the meaning of section 956(c)) at the end of any quarter during a taxable year. For these purposes, OIN is a CFC, and OSG is a U.S. shareholder of OIN.

Taxation to OIN of its Shipping Income: In General

OIN derives substantially all of its gross income from the use and operation of vessels in international commerce. This income principally consists of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as “shipping income.”

OIN currently is exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations. Under Section 883 of the Code and Treasury regulations, OIN will continue to qualify for this exemption so long as, for more than half of the days in its taxable year, it is a CFC and more than 50 percent of the total value of its stock is owned by OSG or certain other U.S. persons. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

23	Overseas Shipholding Group, Inc.

Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. OIN does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. OIN’s vessels operate in various parts of the world, including to or from U.S. ports.

Taxation to OSG of OIN’s Shipping Income

The U.S. tax rules applicable to the income of the Company’s subsidiaries have undergone several changes over the years, with the result that different pools of earnings are subject to slightly different regimes, which are discussed below.

Foreign shipping income earned before 1976 is not subject to tax unless actually distributed to the U.S. parent. For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company did not include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in so-called “qualified shipping assets.” For taxable years beginning on or after January 1, 1987, the Company was required to include in income the deferred shipping income from this pre-1987 period to the extent that, at the end of any year, the investment in qualified shipping assets was less than the Company’s amount of qualified shipping assets at December 31, 1986. By virtue of the nature of OIN’s business, the Company anticipates that the imposition of U.S. income taxation on such deferred shipping income will be postponed indefinitely.

For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company was subject to current taxation on the shipping income of its foreign subsidiaries. However, for years beginning on or after January 1, 2005, the Company is not required to include in income OIN’s undistributed shipping income unless OIN repatriates (including through a deemed dividend resulting from borrowings under certain credit agreements or as a result of intercompany balances, as described above) cash and equivalents held outside the U.S.

Greek Tonnage Tax Regime

On January 21, 2013, the Greek Parliament approved a tax bill that, among other provisions, imposed a tonnage tax on vessels flying flags other than the Greek flag effective as of January 1, 2013.  The Company was not previously subject to a tonnage tax in Greece. The Company does not anticipate that the tonnage tax, or any of the other provisions contained in the tax bill, will have a significant impact on its operations.

U.S. Tonnage Tax Regime

The Company made an election to have the foreign operations of the Company’s U.S. Flag vessels taxed under a “tonnage tax” regime rather than the usual U.S. corporate income tax regime. As a result, the Company’s gross income for U.S. income tax purposes with respect to eligible U.S. Flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company’s taxable income with respect to the operations of its eligible U.S. Flag vessels, of which there are two, is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade. In October 2012, a third vessel, the Overseas Luxmar, which had been taxed under the tonnage tax regime, was sold from a U.S. subsidiary of the Company to a foreign subsidiary of the Company. This transaction resulted in a 2012 loss for U.S. income tax purposes.

24	Overseas Shipholding Group, Inc.

GLOSSARY

Unless otherwise noted or indicated by the context, the following terms used in the Annual Report on Form 10-K have the following meanings:

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

25	Overseas Shipholding Group, Inc.

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

Drydocking—An out-of-service period during which planned repairs and maintenance are carried out, including all underwater maintenance such as external hull painting. During the drydocking, certain mandatory Classification Society inspections are carried out and relevant certifications issued. Normally, as the age of a vessel increases, the cost and frequency of drydockings increase.

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

MR—A Handysize Product Carrier. MR is an abbreviation of Medium Range.

OECD—Organization for Economic Cooperation and Development is a group of developed countries in North America, Europe and Asia.

26	Overseas Shipholding Group, Inc.

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

27	Overseas Shipholding Group, Inc.

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

AVAILABLE INFORMATION

The Company makes available free of charge through its internet website, www.osg.com its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

The public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report on Form 10-K.

28	Overseas Shipholding Group, Inc.

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

Chapter 11 Cases specific risk factors:

On November 14, 2012, the Company and 180 of its direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which are being jointly administered under docket number 12-20000 (the “Chapter 11 Cases”). The Company and its filing subsidiaries will continue to operate as “debtors in possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 3, “Bankruptcy Filing and Going Concern,” and Note 11, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for a further discussion regarding the impact of the Chapter 11 filing on the Company’s debt agreements.

The Chapter 11 Cases are intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, monetize non-strategic assets, fairly resolve legacy liabilities, and focus on the most valuable business units to enable sustainable profitability. The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

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

The Company is subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on the Company’s liquidity, results of operations or business prospects. No assurance can be given as to the outcome of the Chapter 11 Cases. Risks associated with the Chapter 11 filing may impact all entities constituting the Company and include the following:

•	the ability of OSG to continue as a going concern;

•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings of the case in general;

•	the length of time OSG will operate under the Chapter 11 Cases and its ability to successfully emerge;

•	the ability of the Company and its subsidiaries to develop and consummate one or more plans of reorganization with respect to the Chapter 11 cases;

•	OSG’s ability to obtain Bankruptcy Court and creditor approval of its reorganization plan and the impact of alternative proposals, views and objections of creditor committees and representatives, which may make it difficult to develop and consummate a reorganization plan in a timely manner;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s operations and/or plans of reorganization;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings including operating the Company’s cash management system;

29	Overseas Shipholding Group, Inc.

•	materially increased costs related to the bankruptcy filing and other litigation;

•	the Company’s ability to manage contracts that are critical to its operation and to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	OSG’s success in obtaining “exit financing” as may be required to fund the implementation cost of the Company’s plan of reorganization;

•	the Company’s ability to preserve the benefits of the automatic stay imposed by the Bankruptcy Code and defend against any efforts to lift the automatic stay;

•	the Company’s ability to obtain further extensions of the time period within which it has exclusive rights to file and solicit approval of any plan of reorganization;

•	the Company’s ability to fairly resolve legacy liabilities in alignment with the Company’s plan of reorganization;

•	the outcome of all pre-petition claims against the Company; and

•	the Company’s ability to maintain existing customers, vendors relationships, employees, joint venturers and pool participants and expand sales to new customers.

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

30	Overseas Shipholding Group, Inc.

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

31	Overseas Shipholding Group, Inc.

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

Goodwill represents the excess of the amount the Company paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company tests goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company’s other long-lived assets, such as vessels, are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons including changes in actual or expected income or cash. Impairment charges of $279,382 and $28,783 were recorded in 2012 and 2010, respectively. Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of the Company’s vessels decline, or if reporting unit carrying values change materially compared with changes in respective fair values.

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

32	Overseas Shipholding Group, Inc.

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

33	Overseas Shipholding Group, Inc.

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

34	Overseas Shipholding Group, Inc.

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

Factors affecting the supply and demand for vessels are outside of the Company’s control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the values of the Company’s vessels and result in significant fluctuations in the amount of charter hire the Company may earn, which could result in significant fluctuations in OSG’s quarterly results and cash flows. The factors that influence the demand for tanker capacity include:

•	demand for and availability of oil and oil products, which affect the need for vessel capacity;

35	Overseas Shipholding Group, Inc.

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, including production by OPEC, the United States and other key producers, which impact the need for vessel capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather; and

•	competition from alternative sources of energy.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the number of vessels that are used for storage or as floating storage offloading service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;

•	the number of vessels that are out of service; and

•	environmental and maritime regulations.

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

36	Overseas Shipholding Group, Inc.

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

In addition, vessel supply is affected by the number of vessels that are used for floating storage because vessels that are used for storage are not available to transport crude oil and petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. For example, in 2010, 81 vessels were released from storage and reentered the trading fleet. Since the 2010 release, storage on vessels at sea has been low, in part because then current prices of crude oil have generally exceeded the future prices, a condition which allows companies to replace inventories at lower prices, encouraging the drawdown of commercial inventories. Supply has exceeded demand during the past four years, resulting in lower charter rates across the industry. If this trend continues, the charter rates for the Company’s vessels could continue at current depressed levels that are well below historical averages, which would have a material adverse effect on OSG’s revenues, profitability and cash flows if sustained over a long period of time.

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

37	Overseas Shipholding Group, Inc.

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

38	Overseas Shipholding Group, Inc.

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

39	Overseas Shipholding Group, Inc.

Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations and intend to maintain such compliance and that we do not and do not intend to engage in sanctionable activity, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation or sanctionable activity could result in fines or other penalties, or the imposition of sanctions against the Company, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company and negatively affect our reputation and investor perception of the value of our common stock..

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

40	Overseas Shipholding Group, Inc.

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

Due to concern over the risk of climate change, a number of countries, including the U.S., and international organizations, including the EU, the IMO and the United Nations, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See “Environmental and Security Matters Relating to Bulk Shipping .” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

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

OSG has, and expects after emergence from Chapter 11 that it will continue to have, significant amounts of indebtedness. Although the Company is seeking to substantially reduce such debt in Chapter 11, it cannot predict if, or to what extent, these efforts will be successful. As of December 31, 2012, OSG had $2.6 billion of indebtedness that had been classified as liabilities subject to compromise. OSG’s substantial indebtedness and interest expense could have important consequences, including:

•	limiting OSG’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because OSG must dedicate a substantial portion of these funds to service its debt;

•	to the extent OSG’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments ;

•	limiting OSG’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;

•	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry;

•	limiting OSG’s ability to satisfy its obligations under its indebtedness;

•	increasing OSG’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;

41	Overseas Shipholding Group, Inc.

•	placing OSG at a competitive disadvantage as compared to its competitors that are less leveraged;

•	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and

•	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

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

As a result of the matters addressed in the recently completed Company inquiry, as further described in Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements, as well as an internal review by Company management, management identified material weaknesses in internal control over financial reporting with respect to its accounting for income taxes and fair market valuation of interest rates. While management has taken remediation actions to address material weaknesses, its remediation actions may prove to be ineffective or inadequate and expose the Company to further risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statements may lose confidence in the reliability of the Company’s financial information and the Company could fail to comply with certain representations, warranties and covenants in its debt and other financing-related agreements or be obligated to incur additional costs to improve the internal controls. The Company’s failure or inability to remediate the material weakness in a timely and effective manner could also adversely affect its reputation among customers and its operating prospects, if customers perceive the Company as experiencing financial control or other financial difficulties. See Item 9A, “Controls and Procedures,” for further description of the material weaknesses identified by management and related remediation actions.

42	Overseas Shipholding Group, Inc.

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

The Company cannot predict whether any monetary losses it experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any of them, such as an expansion of the investigations being conducted by the SEC. See Item 3, “Legal Proceedings,” for further discussion of these pending matters.

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

43	Overseas Shipholding Group, Inc.

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

44	Overseas Shipholding Group, Inc.

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

Changes in demand in specialized markets in which the Company currently trades may lead the Company to redeploy certain vessels to other markets.

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

45	Overseas Shipholding Group, Inc.

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

As a result of changes made by the American Jobs Creations Act of 2004 (“2004 Act”), the Company does not include in its U.S. tax return on a current basis the unrepatriated shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company’s pre-tax income. These changes in the 2004 Act were made to make U.S. controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes. The taxation of OSG’s foreign subsidiaries under U.S. laws is a complex area and is subject to ongoing analysis and recalculation, which can have a material impact on the Company, see Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data.”

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

46	Overseas Shipholding Group, Inc.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. While the Company’s Chapter 11 filing has provided the Company with an automatic stay against the arrest of a vessel because of an obligation arising before the Chapter 11 filing, and against exercising control over the Company’s property on a post-petition basis, such stay may not be recognized in a specific jurisdiction, and the stay does not generally apply to obligations arising after the Chapter 11 filing. While the Company has obtained recognition of the Chapter 11 proceedings and the automatic stay in South Africa and in the Courts of England and Wales, the arrest or attachment of one or more of the Company’s vessels could interrupt OSG’s cash flow and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel that is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in the Company’s fleet for claims relating to another vessel in its fleet.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease seven properties which house offices used in the administration of our operations: a property of approximately 30,000 square feet in New York, New York (after giving effect to the Company’s June 2013 move of its headquarters office and the rejection of the lease for space previously occupied at 666 Third Avenue), a property of approximately 2,500 square feet in Newark, Delaware, a property of approximately 3,600 square feet in Houston, Texas, a property of approximately 18,300 square feet in Tampa, Florida, a property of approximately 24,200 square feet in Newcastle, United Kingdom, a property of approximately 13,800 square feet in Athens, Greece and a property of approximately 1,500 square feet in Singapore.

We own approximately 3,500 square feet of land and building space in Manila, Philippines,

We do not own or lease any production facilities, plants, mines or similar real properties. The Company’s principal office was relocated to 1301 Avenue of the Americas, New York, New York, from 666 Third Avenue, New York, New York in June 2013.

Vessels:

At December 31, 2012, the Company owned or operated (including newbuilds) an aggregate of 107 vessels. Subsequent to December 31, 2012, the Bankruptcy Court approved the Company’s rejection of leases on certain chartered-in International Flag vessels and 15 chartered-in vessels have been redelivered to their owners. See tables presented under Item 1. Additional information about the Company’s fleet is set forth on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

47	Overseas Shipholding Group, Inc.

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 3, “Bankruptcy Filing and Going Concern,” to the accompanying consolidated financial statements for additional information.

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

48	Overseas Shipholding Group, Inc.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was listed for trading on the NYSE under the trading symbol “OSG” through November 14, 2012. On November 14, 2012 we received notice from the NYSE that the NYSE had determined that OSG’s common stock should be immediately suspended from trading on the NYSE. The Company’s common stock commenced trading on the OTC market on November 14, 2012 under the trading symbol “OSGIQ.”

The following table summarizes the quarterly high and low bid quotations of the Company’s common stock as reported on the OTC market since November 14, 2012 and the high and low closing sales prices of the Company’s common stock as reported on the NYSE prior to the date trading was suspended by the NYSE. The OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012	High	Low
	(In dollars)
First Quarter	14.65	8.09
Second Quarter	12.32	8.96
Third Quarter	10.93	5.55
Fourth Quarter	7.08	0.59

2011	High	Low
First Quarter	37.03	30.13
Second Quarter	31.77	24.83
Third Quarter	27.36	13.74
Fourth Quarter	15.60	9.18

On July 15, 2013, there were 362 stockholders of record of the Company’s common stock.

On February 9, 2012, to preserve liquidity and maintain financial flexibility, the Company's Board of Directors suspended the payment of regular quarterly dividends until further notice. The Company’s ability to pay dividends is limited by its proceedings in Bankruptcy Court and liquidity concerns. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.” In August 2011, OSG decreased its annual dividend by 50% to $0.875 per share from $1.75 per share of common stock and in November 2011 paid a quarterly dividend of $0.21875 per share of common stock. Prior to the above change, the Company paid regular quarterly dividends of $0.4375 per share of common stock between June 2008 and August 2011.

49	Overseas Shipholding Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. The unaudited selected consolidated financial data for the years ended December 31, 2012, 2011 and 2010, and at December 31, 2012 and 2011, are derived from the restated audited consolidated financial statements of the Company set forth in Item 8, “Financial Statements and Supplementary Data,” which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The financial information presented below for the years prior to the fiscal year ended December 31, 2012 has been restated as set forth in this Annual Report on Form 10-K as more fully described in Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2012	2011		2010		2009		2008
In millions, except per share amounts and as
otherwise stated	As Reported		As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Shipping revenues	$1,137	$1,050	$1,050	$1,046	$1,046	$1,094	$1,094	$1,705	$1,705
(Loss)/income from vessel operations	(379)	(142)	(142)	(79)	(79)	77	77	345	345
(Loss)/income before reorganization items and income taxes (g)	(440)	(198)	(199)	(142)	(142)	34	34	271	271
Reorganization items, net	(41)	-	-	-	-	-	-	-	-
(Loss)/income before income taxes (g)	(482)	(198)	(199)	(142)	(142)	34	34	271	271
Net (loss)/income attributable to Overseas Shipholding Group, Inc. (f) (g)	(480)	(193)	(201)	(134)	(123)	70	67	318	361
Depreciation and amortization	201	180	180	171	171	172	172	189	189
Net cash (used by)/provided by operating activities	(33)	(61)	(61)	(28)	(28)	218	218	376	376
Total vessels, deferred drydock and other property at net book amount (a)	2,912	3,293	3,293	3,246	3,246	3,001	3,001	2,818	2,818
Total assets (f) (g)	4,044	4,034	3,994	4,241	4,178	4,208	4,145	3,890	3,868
Debt and capital lease obligations (b)	2,573	2,066	2,066	1,986	1,986	1,846	1,846	1,423	1,423
Reserve for deferred income taxes and unrecognized tax benefits (f)	712	277	720	214	678	205	681	197	711
Total equity ( e) (g)	534	1,555	1,002	1,810	1,283	1,868	1,329	1,825	1,289
Per share amounts:
Basic net (loss)/income attributable to
Overseas Shipholding Group, Inc. (f)	(15.82)	(6.39)	(6.67)	(4.55)	(4.15)	2.61	2.49	10.71	12.17
Diluted net (loss)/income attributable to
Overseas Shipholding Group, Inc. (f)	(15.82)	(6.39)	(6.67)	(4.55)	(4.15)	2.61	2.49	10.65	12.10
Overseas Shipholding Group, Inc.’s equity per share	17.28	51.05	32.90	59.53	42.20	69.55	49.48	64.07	47.93
Cash dividends paid	-	1.53	1.53	1.75	1.75	1.75	1.75	1.50	1.50
Average shares outstanding for basic earnings per share (in thousands)	30,339	30,228	30,228	29,498	29,498	26,864	26,864	29,648	29,648
Average shares outstanding for diluted earnings per share (in thousands)	30,339	30,228	30,228	29,498	29,498	26,869	26,869	29,814	29,814
Other data:
Time charter equivalent revenues (c)	841	790	790	853	853	953	953	1,545	1,545
EBITDA (d)	(187)	62	60	96	96	251	251	530	530

(a)	Includes vessels held for sale of $3 and $54 at December 31, 2010 and 2008, respectively.
(b)	Amounts do not include debt of affiliated companies in which the Company participates. 2012 balance included in liabilities subject to compromise in the accompanying consolidated balance sheet.
(c)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2012	2011	2010	2009	2008
Time charter equivalent revenues	$841	$790	$853	$953	$1,545
Add: Voyage expenses	296	259	192	141	159
Shipping revenues	$1,137	$1,050	$1,046	$1,094	$1,705

50	Overseas Shipholding Group, Inc.

Consistent with general practice in the shipping industry, the Company uses time charter equivalent revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. Time charter equivalent revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists Company management in decisions regarding the deployment and use of its vessels and in evaluating their financial performance.

(d)	EBITDA represents operating earnings excluding net income/(loss) attributable to the noncontrolling interest, which is before interest expense, income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the U.S. or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net (loss)/income attributable to the Company, as reflected in the consolidated statements of operations, to EBITDA:

		As Restated
In thousands for the year ended December 31,	2012	2011	2010	2009	2008
Net (loss)/income attributable to Overseas Ship holding Group, Inc.	$(480,114)	$(201,363)	$(122,542)	$66,955	$360,795
Income tax (benefit)/provision	(1,481)	1,986	(19,157)	(33,482)	(77,134)
Interest expense	93,421	79,898	67,044	45,125	57,449
Depreciation and amortization	201,284	179,721	170,670	172,404	189,163
EBITDA	$(186,890)	$60,242	$96,015	$251,002	$530,273

(e)	As a result of the restatement, the Company recorded an opening retained earnings adjustment of $579 as of January 1, 2008. The decreases/(increases) to annual operating results for the years ended December 31, 2000 through December 31, 2007 are as follows (in thousands):

Year ended December 31, 2000	$122,500
Year ended December 31, 2001	36,364
Year ended December 31, 2002	(12,919)
Year ended December 31, 2003	23,405
Year ended December 31, 2004	7,317
Year ended December 31, 2005	18,342
Year ended December 31, 2006	337,404
Year ended December 31, 2007	46,193
Cumulative reduction in retained earnings as of January 1, 2008	$578,606

51	Overseas Shipholding Group, Inc.

(f)	The following tables set forth the effects of the restatement on the income tax (provision)/benefit, current income tax (provision)/benefit, deferred income tax (provision)/benefit, net (loss)/income, net (loss)/income attributable to Overseas Shipholding Group, Inc., basic and diluted net (loss)/income per share attributable to Overseas Shipholding Group, Inc. , noncurrent deferred federal income tax liabilities, reserve for uncertain tax positions and income tax recoverable. The adjustments with respect to the years ended December 31, 2000 through December 31, 2004 only relate to pre-1987 earnings. The adjustments for the years ended December 31, 2005 through December 31, 2011 relate both to income realized during those years and to income realized in prior years and not previously subject to U.S. income taxation (see Note 14, "Taxes," to the accompanying consolidated financial statements). The adjustments for 2011 include the effects of the restatement relating to the credit risk adjustment. See also footnote (g) below (in thousands except per share amounts):

	Income tax (provision)/ benefit, as previously reported	Adjustment to Income tax (provision)/ benefit	Income tax (provision)/ benefit, as restated

Year ended December 31, 2000	$(46,520)	$(122,500)	$(169,020)
Year ended December 31, 2001	(53,004)	(36,364)	(89,368)
Year ended December 31, 2002	3,244	12,919	16,163
Year ended December 31, 2003	(46,844)	(23,405)	(70,249)
Year ended December 31, 2004	(79,778)	(7,317)	(87,095)
Year ended December 31, 2005	1,110	(18,342)	(17,232)
Year ended December 31, 2006	8,187	(337,404)	(329,217)
Year ended December 31, 2007	(4,827)	(46,193)	(51,020)
Year ended December 31, 2008	34,004	43,130	77,134
Year ended December 31, 2009	36,697	(3,215)	33,482
Year ended December 31, 2010	7,456	11,701	19,157
Year ended December 31, 2011	4,962	(6,948)	(1,986)

	Current income tax (provision)/ benefit, as previously reported	Adjustment to Current income tax (provision)/ benefit	Current income tax (provision)/ benefit, as restated

Year ended December 31, 2000	$(14,299)	$-	$(14,299)
Year ended December 31, 2001	(27,142)	-	(27,142)
Year ended December 31, 2002	6,003	-	6,003
Year ended December 31, 2003	(35,493)	-	(35,493)
Year ended December 31, 2004	(133,397)	(3,359)	(136,756)
Year ended December 31, 2005	1,785	(4,229)	(2,444)
Year ended December 31, 2006	17,889	(4,852)	13,037
Year ended December 31, 2007	(5,908)	(83,871)	(89,779)
Year ended December 31, 2008	7,868	(195,300)	(187,432)
Year ended December 31, 2009	40,395	(21,622)	18,773
Year ended December 31, 2010	(2,720)	4,763	2,043
Year ended December 31, 2011	295	(31,917)	(31,622)

	Deferred income tax (provision)/ benefit, as previously reported	Adjustment to Deferred income tax (provision)/ benefit	Deferred income tax (provision)/ benefit, as restated

Year ended December 31, 2000	$(32,221)	$(122,500)	$(154,721)
Year ended December 31, 2001	(25,862)	(36,364)	(62,226)
Year ended December 31, 2002	(2,759)	12,919	10,160
Year ended December 31, 2003	(11,351)	(23,405)	(34,756)
Year ended December 31, 2004	53,619	(3,958)	49,661
Year ended December 31, 2005	(675)	(14,113)	(14,788)
Year ended December 31, 2006	(9,702)	(332,552)	(342,254)
Year ended December 31, 2007	1,081	37,678	38,759
Year ended December 31, 2008	26,136	238,430	264,566
Year ended December 31, 2009	(3,698)	18,407	14,709
Year ended December 31, 2010	10,176	(6,938)	17,114
Year ended December 31, 2011	4,667	24,969	29,636

52	Overseas Shipholding Group, Inc.

	Net (loss) income, as previously reported	Adjustment to Net (loss) income	Net (loss) income, as restated

Year ended December 31, 2000	$90,391	$(122,500)	$(32,109)
Year ended December 31, 2001	101,441	(36,364)	65,077
Year ended December 31, 2002	(17,620)	12,919	(4,701)
Year ended December 31, 2003	121,309	(23,405)	97,904
Year ended December 31, 2004	401,236	(7,317)	393,919
Year ended December 31, 2005	464,829	(18,342)	446,487
Year ended December 31, 2006	392,660	(337,404)	55,256
Year ended December 31, 2007	211,310	(46,193)	165,117
Year ended December 31, 2008	305,186	43,130	348,316
Year ended December 31, 2009	71,147	(3,215)	67,932
Year ended December 31, 2010	(134,243)	11,701	(122,542)
Year ended December 31, 2011	(192,916)	(8,447)	(201,363)

	Net (loss)/income attributable to Overseas Shipholding Group, Inc., as previously reported	Adjustment to Net (loss)/income attributable to Overseas Shipholding Group, Inc.	Net (loss)/income attributable to Overseas Shipholding Group, Inc., as restated

Year ended December 31, 2000	$90,391	$(122,500)	$(32,109)
Year ended December 31, 2001	101,441	(36,363)	65,078
Year ended December 31, 2002	(17,620)	12,919	(4,701)
Year ended December 31, 2003	121,309	(23,405)	97,904
Year ended December 31, 2004	401,236	(7,317)	393,919
Year ended December 31, 2005	464,829	(18,342)	446,487
Year ended December 31, 2006	392,660	(337,404)	55,256
Year ended December 31, 2007	211,310	(46,193)	165,117
Year ended December 31, 2008 (1)	317,665	43,130	360,795
Year ended December 31, 2009 (1)	70,170	(3,215)	66,955
Year ended December 31, 2010	(134,243)	11,701	(122,542)
Year ended December 31, 2011	(192,916)	(8,447)	(201,363)

	Basic net (loss)/income attributable to Overseas Shipholding Group, Inc., as previously reported	Adjustment to Basic net (loss)/income attributable to Overseas Shipholding Group, Inc.	Basic net (loss)/income attributable to Overseas Shipholding Group, Inc., as restated

Year ended December 31, 2000	$2.67	$(3.62)	$(0.95)
Year ended December 31, 2001	2.97	(1.07)	1.90
Year ended December 31, 2002	(0.51)	0.37	(0.14)
Year ended December 31, 2003	3.49	(0.67)	2.82
Year ended December 31, 2004	10.26	(0.19)	10.07
Year ended December 31, 2005	11.78	(0.46)	11.32
Year ended December 31, 2006	9.94	(8.54)	1.40
Year ended December 31, 2007	6.19	(1.35)	4.84
Year ended December 31, 2008	10.71	1.46	12.17
Year ended December 31, 2009	2.61	(0.12)	2.49
Year ended December 31, 2010	(4.55)	0.40	(4.15)
Year ended December 31, 2011	(6.39)	(0.28)	(6.67)

53	Overseas Shipholding Group, Inc.

	Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc., as previously reported	Adjustment to Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc.	Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc., as restated

Year ended December 31, 2000	$2.63	$(3.58)	$(0.95)
Year ended December 31, 2001	2.92	(1.04)	1.88
Year ended December 31, 2002	(0.51)	0.37	(0.14)
Year ended December 31, 2003	3.47	(0.67)	2.80
Year ended December 31, 2004	10.24	(0.18)	10.06
Year ended December 31, 2005	11.77	(0.47)	11.30
Year ended December 31, 2006	9.92	(8.52)	1.40
Year ended December 31, 2007	6.16	(1.35)	4.81
Year ended December 31, 2008	10.65	1.45	12.10
Year ended December 31, 2009	2.61	(0.12)	2.49
Year ended December 31, 2010	(4.55)	0.40	(4.15)
Year ended December 31, 2011	(6.39)	(0.28)	(6.67)

	Noncurrent deferred federal income tax liabilities, as previously reported	Adjustment to Noncurrent deferred federal income tax liabilities	Noncurrent deferred federal income tax liabilities, as restated

As of December 31, 2000	$117,749	$122,500	$240,249
As of December 31, 2001	132,170	158,864	291,034
As of December 31, 2002	134,204	145,945	280,149
As of December 31, 2003	151,304	169,350	320,654
As of December 31, 2004	105,424	173,308	278,732
As of December 31, 2005	113,255	187,421	300,676
As of December 31, 2006	234,269	519,973	754,242
As of December 31, 2007	225,500	482,295	707,795
As of December 31, 2008	189,269	243,865	433,134
As of December 31, 2009	200,003	225,457	425,460
As of December 31, 2010	209,245	218,520	427,765
As of December 31, 2011	203,129	193,550	396,679

	Reserve for uncertain tax positions, as previously reported	Adjustment to Reserve for uncertain tax positions	Reserve for uncertain tax positions, as restated

As of December 31, 2007	$5,424	$75,698	81,122
As of December 31, 2008	7,546	269,822	277,368
As of December 31, 2009	5,292	250,168	255,460
As of December 31, 2010	4,943	245,405	250,348
As of December 31, 2011	4,804	318,599	323,403

	Income taxes recoverable as previously reported	Adjustment to Income taxes recoverable	Income taxes recoverable, as restated

As of December 31, 2008	$30,366	$(21,789)	$8,577
As of December 31, 2009	72,415	(63,065)	9,350
As of December 31, 2010	67,980	(63,065)	4,915
As of December 31, 2011	27,365	(21,924)	5,441

(1)	Net income attributable to Overseas Shipholding Group, Inc. and the related per share data for 2009 and 2008 reflect the allocation of net income of $977 and net loss of $12,479, respectively, to the noncontrolling interest.
(2)	FIN 48 was adopted effective January 1, 2007.
(3)	Noncurrent deferred income tax liabilities and reserve for uncertain tax positions were previously reported as components of the balance sheet line entitled "Deferred income taxes and other liabilities" and in the tax note to the consolidated financial statements, for each year, as applicable. Disaggregated amounts are presented here to conform to the 2012 balance sheet presentation.

54	Overseas Shipholding Group, Inc.

(g)	In addition the following tables set forth the effects of the restatement, relating to the credit risk adjustment, associated with the fair valuation of interest rate swap derivative contracts on certain of the Company's equity method investees on equity in income of affiliated companies reported in the statement of operations, investments in affiliated companies (a component of total assets) and accumulated other comprehensive loss (a component of total equity)(in thousands):

In thousands	Equity in income of affiliated companies, as previously reported	Adjustment to equity in income of affiliated companies	Equity in income of affiliated companies, as restated

Year ended December 31, 2011	$22,054	$(1,499)	$20,555

	Investments in affiliated companies, as previously reported	Adjustment to investments in affiliated companies	Investments in affiliated companies, as restated

As of December 31, 2011	$251,385	$(19,015)	$232,370

	Accumulated other comprehensive loss, as previously reported	Adjustment to accumulated other comprehensive loss	Accumulated other comprehensive loss, as restated

As of December 31, 2011	$(101,791)	$(17,516)	$(119,307)

55	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY INQUIRY AND RESTATEMENT

At the request and under the direction of the Audit Committee an inquiry was conducted by the Company relating to a tax issue arising from the fact that the Company is organized in the U.S. and earned substantial cumulative income through foreign subsidiaries, and relating to the interpretation of certain provisions contained in the Company’s credit agreements. In connection with the inquiry process, on October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the quarters ended March 31 and June 30, 2012, should no longer be relied upon. Upon completion of the inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated.

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Company’s Unsecured Revolving Credit Facility scheduled to mature on February 8, 2013 and certain predecessor credit facilities (the “Credit Facilities”), the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed. Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of: (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years. In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $1,317,500 of earnings deemed repatriated from OIN though the end of 2012 as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $77,000 for taxable years 2012 and earlier. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

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

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking in account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 14, “Taxes,” to the accompanying consolidated financial statements for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

56	Overseas Shipholding Group, Inc.

In addition to giving rise to a current tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Agreements, as discussed above. See Note 14 for information with respect to undistributed earnings that are still considered to be permanently reinvested in foreign operations on which U.S. income taxes have not been recognized.

For purposes of its financial statements as of December 31, 2012, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation of $1,194,150 of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $77,000 of foreign earnings in taxable income. The potential deemed repatriation amount of $1,194,150 is derived from the aggregate amount of $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. The Company also has recorded a deferred tax liability of $103,388 for the tax effects of unremitted earnings of foreign subsidiaries, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2013 and future years.

The Company is also restating the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012. Such error overstated the investments in affiliated Companies by $19,015 and retained earnings by $1,499 and understated net loss by $1,499 and accumulated other comprehensive loss by $17,516 as of and for the year ended December 31, 2011.The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements for the year ended December 31, 2012.

Accordingly, the Company has provided adjustments to data for each of the twelve calendar years ended December 31, 2011 and has restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The discussion of financial information relating to years prior to 2012 has been restated as set forth in this Form 10-K as more fully described in Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements. In addition, see Note 21, “2012 and 2011 Quarterly results of Operations (Unaudited),” for restated amounts for the 2011 quarters and the quarters ended March 31, 2012 and June 30, 2012. Restated amounts have been identified with the wording “as restated.”

BANKRUPTCY

On November 14, 2012, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on our financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. See “Item 1, Business – Reorganization Under Chapter 11” for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see “Item 1A, Risk Factors.”

GENERAL

The Company’s operating fleet as of December 31, 2012, consisted of 105 vessels aggregating 9.7 million dwt and 864,800 cbm, including 39 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 105 vessels, two newbuilds are scheduled for delivery between 2013 and 2014, bringing the total operating and newbuild fleet to 107 vessels. Subsequent to December 31, 2012, the Bankruptcy Court approved the Company’s rejection of leases on certain chartered-in International Flag vessels and 15 chartered-in vessels have been redelivered to their owners.

57	Overseas Shipholding Group, Inc.

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) critical accounting policies used in the preparation of the Company’s consolidated financial statements and (iii) the Company’s financial condition at December 31, 2012 and 2011 and its results of operations comparing the years ended December 31, 2012 and 2011 and the years ended December 31, 2011 and 2010. This section should be read together with the accompanying consolidated financial statements including the notes thereto.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

OPERATIONS AND OIL TANKER MARKETS

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

Average annual spot market rates in 2012 exceeded those in 2011 for all international crude tanker sectors, but were lower for Product Carriers. Crude tanker rates during 2012 benefited from a worldwide increase in oil inventories of approximately one million barrels per day (“b/d”) compared with an inventory drawdown of 420,000 b/d in 2011. OPEC crude oil production increased by about 1.5 million b/d, primarily in Libya, where production in 2012 returned to pre-civil war levels, and in the Middle East, where increased production in Iraq, Saudi Arabia and Kuwait more than offset lower production in Iran. Incremental oil shipments from the Middle East during 2012 boosted demand for larger size tankers, especially VLCCs, and an increase in exports from Libya benefited the Aframax tanker market. These positive factors were, however, largely offset by an increase of approximately 5% in tanker tonnage that exacerbated an existing oversupply situation and lower seaborne imports into the U.S., where a significant increase in production displaced light sweet crude oil imports from both West and North Africa.

Continued sanctions against Iran during 2012 resulted in its oil production declining to approximately 3.0 million b/d, the lowest level since 1990. Iranian exports to the European Union (“EU”) were essentially eliminated during the middle of 2012. Iranian exports to Asia, specifically Japan, India, China and South Korea, were also reduced from 2011 levels as Asian countries complied with tightened U.S. sanctions against Iran. As sanctions went into full effect during 2012, other Middle East OPEC countries increased their oil output to compensate for lower Iranian exports and to meet the increase in world inventory requirements. A worldwide buildup of commercial and strategic petroleum reserves to compensate for any unanticipated supply disruptions that might occur given Iran’s threat to disrupt oil shipments through the Straits of Hormuz temporarily increased tanker demand in the first half of 2012.

Oil demand in 2012 amounted to 89.8 million b/d, an increase of approximately 970,000 b/d, or 1.1%, over 2011 levels. Oil demand declined in OECD areas by about 400,000 b/d largely due to the substitution of natural gas for fuel oil and from continued economic weakness (especially in Europe). Reduced demand in both North America and Europe completely offset oil demand growth in Japan as Japan used more fuel oil and direct burn crude to generate power following the closure of most of its nuclear facilities caused by the 2011 tsunami / earthquake. Non-OECD demand rose by 1.4 million b/d, led by an increase of 360,000 b/d in China, where a 4.3% increase in new vehicle sales stimulated higher gasoline consumption. Demand in India rose by 320,000 b/d, led by strong demand for middle distillates.

Non-OPEC oil production increased by 560,000 b/d in 2012, which met almost 60% of the world’s oil demand growth. Production in the U.S. and Canada increased by approximately one million b/d and 250,000 b/d, respectively, as oil shale production in the U.S. and oil sands production in Canada continued to increase. The increase in U.S. oil shale production accounted for a reduction in light sweet crude oil imports into the U.S. of approximately 500,000 b/d while the increase in Canadian oil sands production accounted for a reduction of heavy sour crude imports from Latin America of about 120,000 b/d. The increase in North American production was somewhat offset by lower North Sea production and reduced production stemming from civil unrest in Syria and Yemen and disputes between Sudan and South Sudan.

58	Overseas Shipholding Group, Inc.

OPEC crude oil production in 2012 averaged about 31.4 million b/d, an increase of about 1.5 million b/d over 2011 levels. Larger output in Libya accounted for about 63% of the total increase in OPEC production with the rest coming from the Middle East. Higher OPEC production, especially from the Middle East, resulted in an increase in long-haul crude oil movements in 2012 that increased tonne-mile demand and enhanced tanker utilization levels.

There was a significant difference between the actual number of tanker deliveries that occurred during 2012 and forecasts that were made at the beginning of the year. Crude Tankers and Product Carrier deliveries were about 35% and 50%, respectively, below initial forecasts largely due to delays and cancellations that took place during the year. Nevertheless, the size of the world tanker fleet increased by approximately 5% during 2012, as additions were only partially offset by scrappings. Over the course of 2012, the VLCC and Suezmax fleets realized the largest net increase in tonnage of about 6% each while the Product Carrier fleet recorded the smallest increase in tonnage of about 2%. The total world tanker orderbook at the end of 2012 represented 12% of the total fleet, based on deadweight tons (“dwt”), down from 18% at the end of 2011, as new orders placed in 2012 were muted.

Spot rates in the U.S. markets for Jones Act Product Carriers and Product Articulated Tug Barges (“ATBs”) averaged $57,800 per day and $35,600 per day, respectively during 2012, an increase of over 40% in each sector over 2011 levels. The increase in spot rates realized during 2012 can largely be attributed to the transfer of tonnage out of the clean product trade into the coastwise domestic crude oil trade, primarily Eagle Ford crude, between ports in the U.S. Gulf Coast area and between the U.S. Gulf Coast and refineries in the Philadelphia area. Eagle Ford production increased by approximately 350,000 b/d in 2012 and was transported through new pipeline infrastructure to Corpus Christi where it was then shipped to refineries along the U.S. Gulf Coast in Texas, Louisiana and Mississippi and to the East Coast. This new crude trade significantly grew in 2012 and favorably impacted rates during the year. Additionally, clean product movements from the Gulf Coast to the U.S. East Coast rose approximately 4% as imports from the Caribbean declined primarily due to the closure of the Hovensa refinery during the first quarter of 2012.

As of December 31, 2012, the total industry Jones Act fleet of Product Carriers and ATBs consisted of 58 vessels. Four vessels entered the fleet during 2012 while one vessel was scrapped. The industry’s total Jones Act orderbook for deliveries scheduled through 2015 consists of one Product Carrier and one ATB in the 160,000 to 420,000 barrel size range. These additions will be partially offset by the scrapping of one tanker that will reach its OPA 90 phase out date by year-end 2015.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note 4, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

59	Overseas Shipholding Group, Inc.

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

The Company’s owned International Flag tanker fleet is 100% double hull at December 31, 2012. If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, the continuation of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels.

The Company estimates the scrap value of all of its International Flag vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, which are currently well in excess of $400 per lightweight ton, the historic pattern of scrap rates over the five years ended December 31, 2012, which ranged from $250 to over $700 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.

Scrap prices in the Indian subcontinent ranged from $380 per lightweight ton to $480 per lightweight ton during 2012. The Company believes that scrapping levels are likely to remain high during 2013 as owners, faced with the challenges of a market where the combination of age restrictions imposed by oil majors and scheduled newbuild deliveries are expected to further exacerbate the current oversupply of tonnage and low charter rate expectations, accelerate the disposal of older vessels, especially those with upcoming special surveys, including first generation double hull vessels. Management believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

The U.S. has not adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the Convention is not in effect in the U.S., the U.S. Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation (“MarAd”) have, from time to time, required the owners of U.S. Flag vessels to make certifications regarding the presence of certain toxic substances onboard vessels that they are seeking to sell to parties who (a) are not citizens of the U.S. and (b) intend to recycle the vessels after they have been purchased (the "Recycling Purchasers"). In the event that more stringent requirements are imposed upon the owners of U.S. Flag vessels seeking to sell their vessels to the Recycling Purchasers, such requirements could (a) negatively impact the sales prices obtainable from the Recycling Purchasers or (b) require companies, including OSG, to incur additional costs in order to sell their U.S. Flag vessels to the Recycling Purchasers or to other foreign buyers intending to use such vessels for further trading. Management currently believes that $300 per lightweight ton is a reasonable estimate of recycling prices for OSG's U.S. Flag vessels.

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

60	Overseas Shipholding Group, Inc.

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

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker scrappings, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values will remain at their current low levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels, future assessments of vessel impairment would be adversely affected.

During the first quarter of 2010, the Company determined that the continued weak conditions in the U.S. Flag markets represented an impairment indicator. The Company reviewed future cash flows for five of its U.S. Flag vessels. The Company considered the then-current market values and the scheduled 2010 drydockings on two of the single-hulled tankers in evaluating prospects for continued operation of such vessels. The estimates of the undiscounted cash flows for one single-hulled vessel (Overseas Galena Bay) scheduled to drydock in 2010 and the 1977-built double-hulled Overseas Diligence did not support recovery of such vessels’ carrying value. Accordingly, the Company recorded an impairment charge of $3,607 (principally attributable to the Overseas Galena Bay) to write-down their carrying values to their estimated net fair values as of March 31, 2010, using estimates of discounted future cash flows for each of the vessels. The estimates of undiscounted cash flows as of March 31, 2010 for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable at that time.

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

61	Overseas Shipholding Group, Inc.

During March 2010, OSG was informed by one of the major refineries along the U.S. Gulf that it would no longer accept the Company’s two single-hulled Aframaxes employed in the International Crude Tankers segment’s lightering business, commencing April 1, 2010. OSG had a 50% interest in the residual value of these two Aframaxes, which were chartered-in. These single-hulled Aframaxes were not subject to the IMO phase out until 2013. The Company considered the impact of the resulting likely reduction in utilization on estimated future charter rates and was in the process of considering alternate employment or use for these vessels, which had additional features compared with standard Aframaxes. The estimates of the undiscounted future cash flows as of March 31, 2010 for these two vessels indicated that their carrying amounts at March 31, 2010 were recoverable. During the second quarter, both of these vessels had substantial idle time awaiting employment. In addition, the Company reconsidered its ability to employ these two single-hulled Aframaxes in lightering in the Gulf of Mexico after the explosion and sinking of the Deepwater Horizon, also taking into consideration proposed legislation that would have banned single hull tankers from serving lightering zones in the Gulf of Mexico effective January 1, 2011. These events also exerted downward pressure on prospective rates for alternative employment for these vessels. Given the revised employment outlook for these two vessels, the Company reevaluated the prospects for drydocking these vessels in 2011 and renewing the charters upon their expiry in 2011 and no longer considered it likely that these charters would be extended. Based on its evaluation of undiscounted future cash flows, the Company concluded that both single-hulled Aframaxes were impaired at June 30, 2010. Accordingly, the Company recorded an impairment charge of $12,730 to write-down the carrying values of the intangible assets and costs related to the charters to their estimated fair values at June 30, 2010.

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

The Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2011, including the fact that average spot rates achieved in the Company's International Flag segments in the third and fourth quarters of 2011 were at that time the lowest they had been during the industry’s cyclical downturn that began in the fourth quarter of 2008. Such rates had resulted in eleven consecutive quarters of losses through the fourth quarter of 2011 and management believed that the likelihood of the continuation of the depressed markets in the near term would result in continued pressure on second hand tanker values, which had already experienced significant declines during 2011, and thus represented an impairment trigger event as of December 31, 2011. Accordingly, the Company performed an impairment test on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2011. Based on tests performed it was determined that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the International Crude and Products vessels exceed each of the vessels’ carrying values as of December 31, 2011.

In September 2011, Sunoco, a core customer of the Company’s Delaware Bay lightering business, announced that it would make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expected to begin idling the Marcus Hook facility immediately while it continued to seek a buyer and also pursue options with third parties for alternate uses of the facility. Sunoco also announced that it intended to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction could not be implemented, Sunoco would permanently idle the main processing units at the Philadelphia refinery no later than August 2012. If such closures had occurred, the Company may have considered the redeployment of the two new ATBs, the OSG 350 and the OSG 351, that were being used in the Delaware Bay Lightering business to other locations with possible reductions in revenues earned. These two ATBs were recent newbuilds with relatively high cost bases and redeploying one or both of these vessels into the clean products trade would require modifications to be made to the vessels. The third ATB, the OSG 243, would not require any modifications as it was employed in the clean trades until late-2010. Accordingly, impairment tests were performed on the two modern ATBs as of December 31, 2011. In estimating the future cash flows, management considered the following two scenarios. One case assumed that the Sunoco refineries would be purchased and continue to operate as refineries that require lightering services, employing the two units for the remainder of their lives. Alternatively, OSG considered the possibility that the refineries would not be sold, but rather closed. This second case assumed that the two ATBs would enter the U.S. Gulf of Mexico clean market after necessary modifications are made and earn spot rates. As the construction of these ATBs was financed with the Company’s Capital Construction Fund (“CCF”), this second case factored in the daily liquidated damages that the Company believed would be payable to MarAd if these vessels were to operate in the contiguous coastwise trades, which are not trades permitted under trading restrictions imposed under the CCF agreement. Under both scenarios it was determined that the estimated undiscounted future cash flows were expected to exceed the carrying values of each of the vessels at December 31, 2011.

62	Overseas Shipholding Group, Inc.

On July 2, 2012, Sunoco announced it had entered into a joint venture agreement with a third party to take over the operations of its Philadelphia refinery. On September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, which, among other things, provided for a 50% reduction of the required minimum barrel volumes under the long-term lightering contract (see Note 17, “Leases,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data”). The new lightering contract with Sunoco resulted in the continued employment of both the OSG 350 and the OSG 351 in the Delaware Bay lightering trade at rates that should provide for the full recovery of the cost bases of these units. Giving consideration to the resolution of the uncertainties surrounding the future employment of the OSG 350 and OSG 351 and the overall turnaround in the Company’s U.S. Flag business over the past two years resulting from increasing demand for Jones Act tankers and barges to service the emerging U.S. Shale Oil trade, management concluded that no negative events or changes in circumstances, that warranted impairment testing of the U.S. Flag fleet existed at December 31, 2012. However, in December 2012, the Company recognized an impairment charge of $1,037 to write down a spare tug boat that had been idle since the fourth quarter of 2011 to its estimated sales price, less costs to sell. This tug boat was subsequently delivered to buyers in April 2013.

The Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of December 31, 2012, including factors such as the impact of the Chapter 11 Cases discussed in Note 3, “Bankruptcy Filing and Going Concern,” to the Company’s consolidated financial statements set forth in Item 8, as well as the fact that average spot rates achieved in the Company's International Flag segments continued to face downward pressure since the industry’s cyclical downturn that began in the fourth quarter of 2008 entered its fifth year. The Company also noted that certain analysts have recently reduced their rate forecasts. These factors, combined with indications that current market trends may continue in the near term and put additional continued pressure on second hand tanker values, which experienced significant declines in the past twenty-four months, warranted impairment tests of the Company’s International Flag fleet as of December 31, 2012. Accordingly, the Company performed impairment tests on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2012. The forecasted rates used in the impairment test performed at December 31, 2012 were lower than those used during the prior quarters in 2012 as there is increasing evidence that the recovery in Crude and Products markets to historical averages will be both delayed and not as pronounced as previously expected. The Company also took into consideration its intentions relative to certain older or non-core vessels, including management’s assessment of whether the Company would drydock and continue to trade them given the current and expected weak rate environment. Based on the tests performed using the assumptions described above, impairment charges totaling $278,345 were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten Handysize Product Carriers to write-down their carrying values to their estimated fair values as of December 31, 2012.

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

63	Overseas Shipholding Group, Inc.

The goodwill remaining on the consolidated balance sheet at December 31, 2012 relates to the lightering business in the International Crude Tankers reportable segment. The Company performed its annual goodwill impairment testing as of April 1, 2012. This evaluation did not result in an impairment charge being recognized in 2012. Furthermore, the fair value of the lightering business was substantially in excess of its carrying value as of the impairment testing date. The Company determined that the significant adverse change in the Company’s business climate, as evidenced by the Company’s Chapter 11 filing in November 2012 as well as a significant decline in the market value of the Company’s debt and equity securities constituted triggering events that required an interim test for goodwill impairment as of December 31, 2012. The interim evaluation, which took into consideration the vessel write-downs on two vessels described above, did not result in an impairment charge being recognized as of December 31, 2012. Furthermore, the fair value of the lightering business was still well in excess of its carrying value as of such date.

Drydocking

Within the shipping industry, there are two methods that are used to account for dry dockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, and (2) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or longer, management uses the deferral method because management believes it provides a better matching of revenues and expenses than the expense-as-incurred method.

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

The Company believes that it cannot assert its intent to permanently reinvest OIN’s earnings to the extent they could be deemed to be repatriated as a result of OIN’s joint and several liability under the Credit Agreements. The Company believes the cumulative potential deemed dividends to be limited to the maximum aggregate terminal borrowing capacity of the various loan agreements under which OIN was a co-obligor. For the quarter ended September 30, 2012 and prior periods, we considered the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has determined that because it is in bankruptcy as of December 31, 2012, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, it is likely that there is no incremental tax expense to be recorded as of December 31, 2012.

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

64	Overseas Shipholding Group, Inc.

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The selection of a discount rate for the Maritrans Plan for all reporting periods between 2006 and December 31, 2008 was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals were obtained. The Company, however, did not secure such insurance annuities due largely to the impact of the historically low long-term interest rates on the cost of obtaining such annuities. Accordingly, at December 31, 2012 and 2011, the Company used discount rates of 3.75% and 4.5%, respectively, which it believed as of such dates, to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan. The Company also assumed a long term rate of return on the Maritrans Plan assets of 6.75% and 6.5% at December 31, 2012 and 2011, respectively, based on the asset mix as of such dates and management’s estimate of the long term rate of return that could be achieved over the remaining duration of the Maritrans Plan. The actual return achieved over 2012 was well above the estimate of 6.75% used for the 2012 pension expense. Based on the current asset mix, management believes the probability of achieving a long term return of 6.75% over the remaining duration of the Maritrans Plan is more likely than not. Because the benefits under the Maritrans Plan were frozen in 2006, changes in discount rate and asset return assumptions do not have a material impact on the Company’s operating results.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

Newly Issued Accounting Standards

See Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

RESULTS FROM VESSEL OPERATIONS

During 2012, results from vessel operations decreased by $237,045 to an operating loss of $379,233 from a loss of $142,188 in 2011. This decrease reflected $271,359 in vessel impairment charges net of gains on disposal of vessels in 2012, as well as an increase in depreciation expense relating to eight newbuild vessel deliveries during 2011 and early 2012. Partially offsetting the unfavorable variances were year-over-year increased TCE revenues, as well as lower charter hire expense in 2012 that resulted primarily from a significant decline in the VLCC fleet’s chartered-in days.

TCE revenues increased by $50,645, or 6%, to $840,846 in 2012 from $790,201 in 2011 primarily due to the recognition of $40,400 in shipping revenues from the termination, settlement and replacement lightering agreement that the Company entered into with Sunoco during 2012. The impact of this contract combined with the continued growth of the U.S. Flag market resulted in a total TCE revenue increase of $70,330 in the U.S. Flag segment. The Suezmax fleet also provided higher TCE revenues with increased average spot rates and higher revenue days. These increases were partially offset by a decrease in the average blended rates earned by the Company’s International Flag Handysize Product Carriers, as well as substantial idle time for the Company’s ULCC and a decline in average daily TCE rates for the smaller Crude vessel classes (Aframaxes and Panamaxes).

During 2011, results from vessel operations decreased by $62,893 to an operating loss of $142,188 from an operating loss of $79,295 in 2010 primarily as a result of the period-over-period decline in overall TCE revenues. In 2011, TCE revenues decreased by $63,077, or 7%, to $790,201 from $853,278 in 2010, primarily due to (i) lower average daily TCE rates earned by vessels operating in the International Crude Tankers segment as a result of the depressed spot markets together with higher average costs of bunker fuel oil in 2011 that could not be fully recovered in the marketplace and (ii) higher exposure to earnings from depressed spot markets (principally in the International Product Carriers segment) as approximately 80% of the Company’s revenue days were spot revenue days during 2011 compared with 74% in 2010. The U.S. Flag segment partially offset this decline, as its revenue days increased primarily due to the 2010 and 2011 deliveries of newbuild Jones Act Shuttle Tankers and Product Carriers, which are employed on time charters negotiated prior to the economic recession, and increased volumes carried in the Delaware Bay lightering business.

65	Overseas Shipholding Group, Inc.

Increases in vessel, charter hire and depreciation expenses in 2011 compared with 2010 were principally the result of changes in the U.S. Flag operating fleet, deliveries of eleven International Flag Product Carriers since the first quarter of 2010 and the return to service of two Panamax Product Carriers in 2011, which were undergoing repairs in 2010, partially offset by the redelivery of chartered-in vessels in the VLCC and Aframax fleets. The changes in the U.S. Flag fleet since late-March 2010 included the delivery (after completion of the conversions) of two owned newbuild shuttle tankers, three bareboat chartered-in Jones Act Product Carriers and two owned newbuild ATBs employed in the Delaware Bay lightering business. Results from vessel operations for 2010 included vessel impairment charges.

See Note 6, “Business and Segment Reporting,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes and reorganization items, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

Change in Segment Measure of Profit and Loss

In 2005, the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). Each of the vessel owning companies receives an annual subsidy, which was $2,900 for 2010 and 2011 and increased to $3,100 in 2012 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. During 2012, a COA that generates a significant amount of business for the Company’s vessels that participate in the Program was extended for four years beginning in January 2013. In connection with obtaining this contract extension, the Company replaced the vessels named above with the Overseas Santorini and the Overseas Mykonos, which were reflagged to the U.S. Flag during the fourth quarter of 2012. During the fourth quarter of 2012, overall management of and profit and loss responsibility for the vessels in the Program was transferred from the International Product Carriers segment to the U.S. segment consolidating all U.S. Flag vessels in a single reportable segment. As a result of this change, presentation of the operating results of the vessels in the Program, have been moved from the International Product Carriers segment to the U.S. segment. Prior period segment results have been revised to reflect this change.

International Crude Tankers

	2012	2011	2010
TCE revenues	$256,843	$266,429	$422,970
Vessel expenses	(99,667)	(97,136)	(99,795)
Charter hire expenses	(144,527)	(165,934)	(187,493)
Depreciation and amortization	(83,558)	(74,392)	(73,399)
Income/(loss) from vessel operations(a)	$(70,909)	$(71,033)	$62,283
Average daily TCE rate	$15,076	$15,516	$23,506
Average number of owned vessels(b)	28.0	26.5	25.9
Average number of vessels chartered-in under operating leases	19.8	21.3	24.1
Number of revenue days(c)	17,036	17,171	17,994
Number of ship-operating days:(d)
Owned vessels	10,240	9,667	9,450
Vessels bareboat chartered-in under operating leases	1,456	1,488	1,825
Vessels time chartered-in under operating leases	4,798	5,696	6,232
Vessels spot chartered-in under operating leases	980	594	730

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and vessel impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

66	Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2012, 2011 and 2010 between spot and fixed earnings and the related revenue days. The Company entered into FFAs and related bunker swaps, the last of which expired in September 2010, as hedges against the volatility of earnings from operating the Company’s VLCCs and Aframaxes in the spot market. These derivative instruments seek to create synthetic time charters because their intended impact is to create a level of fixed TCE earnings, which because of basis risk, may vary (possibly substantially) from the targeted rate. From the perspective of a vessel owner, such as the Company, the results of these synthetic time charters are intended to be substantially equivalent to results from time chartering vessels in the physical market. The impact of these derivatives, which qualified for hedge accounting treatment in 2010, are reported together with time charters entered in the physical market, under “Fixed Earnings.” The information in these tables is based, in part, on information provided by the Commercial Pools or commercial joint ventures in which the segment’s vessels participate.

	2012		2011		2010
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
VLCCs: *
Average rate	$18,880	$-	$16,137	$-	$34,109	$43,415
Revenue days	4,421	-	4,851	-	4,653	552
Suezmaxes:
Average rate	$17,459	$20,107	$14,207	$-	$25,504	$-
Revenue days	2,057	216	1,844	-	1,057	-
Aframaxes:
Average rate	$13,937	$14,928	$14,434	$19,741	$17,349	$21,581
Revenue days	6,536	309	6,278	587	7,215	879
Panamaxes:
Average rate	$15,117	$12,585	$15,877	$16,960	$18,714	$17,755
Revenue days	1,734	1,397	1,787	1,459	1,819	1,456

* Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years and VLCCs aged 15 years and older. The average rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age. Average rates for periods prior to the second quarter of 2012 have not been adjusted. The average TCE rates earned by Company's VLCCs on an overall basis during 2012 were $18,344.

During 2012, TCE revenues for the International Crude Tankers segment decreased by $9,586, or 4%, to $256,843 from $266,429 in 2011. This decrease in TCE revenues reflects lower average blended rates for the Panamax and Aframax sectors in 2012 along with substantial idle time for the Company’s ULCC during the first two quarters of 2012. Offsetting these decreases to some extent was an increase in chartered-in Suezmaxes which earned higher average rates in the spot market in the current period. The decrease in revenue days of 135 reflects 1,027 fewer chartered-in days in the VLCC fleet and 123 more drydock days in the Panamax fleet, partially offset by an increase in Suezmax vessels that were chartered-in at current market levels on a short-term basis and the delivery of two newbuild VLCCs, one early in the third quarter of 2011 and a second in early-January 2012. The return of the VLCC charters-in had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market. Several Aframaxes with high charter rates were also returned and replaced with charters-in that are more in-line with current market conditions.

Vessel expenses increased by $2,531 to $99,667 in 2012 from $97,136 in 2011. In the fourth quarter of 2012, the Company recorded a reserve of $1,544 for an expected assessment in 2013 (based on the 2012 pension plan valuation) by the MNOPF. The MNOPF is a multi-employer pension plan covering British crew members that served as officers onboard OSG’s vessels (as well as vessels of other owners) in prior years. The MNRPF is a multi-employer pension plan covering British crew members that served as ratings (seamen) onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago. Although the Company has not been an active member of the plans for a number of years, because the plans are underfunded, additional assessments are possible in future years. The remaining change in vessel expense is primarily due to a 573 day increase in owned vessel days during the year, which reflects the newbuild VLCC deliveries noted above, partially offset by a decrease in average daily expenses of $156 per day, which resulted from lower crew and repair costs. Charter hire expenses decreased by $21,407 to $144,527 in 2012 from $165,934 in 2011, primarily resulting from a decrease of 544 chartered-in days in the current period. Chartered-in VLCCs declined by 1,027 days. This decrease offset an increase for chartered-in days for Suezmaxes. This change in mix, however, reduced charter-in expense since the charters for the VLCCs were entered into before rates came under pressure whereas the short-term charters on the Suezmaxes were concluded at current market rates. Depreciation expense increased by $9,166 to $83,558 in 2012 from $74,392 in 2011, reflecting the delivery of the two newbuild VLCCs referred to above.

67	Overseas Shipholding Group, Inc.

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

Vessel expenses decreased by $2,659 to $97,136 in 2011 from $99,795 in 2010, reflecting a decrease in average daily vessel expenses of $146 per day. The decrease in average daily vessel expenses for 2011 was primarily due to lower insurance costs. Also contributing to the decrease in vessel expenses was a 120 day decline in owned and bareboat chartered-in days. Charter hire expenses decreased by $21,559 to $165,934 in 2011 from $187,493 in 2010, primarily resulting from a decrease of 1,009 chartered-in days in the current period. The OSG Lightering business accounted for 736 days of the decrease, including 532 days attributable to the sale of the two double-sided Aframaxes referred to above. An increase in chartered-in days for Suezmaxes was offset by reductions for VLCCs and Aframaxes. In addition to the redelivery of the VLCCs and Aframaxes referred to above, the decrease in charter hire expense reflects a $5,000 per day reduction in daily time charter-in rates for two VLCCs and one Aframax. Depreciation expense increased by $993 to $74,392 in 2011 from $73,399 in 2010, reflecting the delivery of the one newbuild VLCC referred to above.

International Product Carriers

	2012	2011	2010
TCE revenues	$171,881	$178,823	$167,543
Vessel expenses	(62,219)	(65,236)	(59,534)
Charter hire expenses	(125,534)	(120,223)	(102,321)
Depreciation and amortization	(43,239)	(35,385)	(30,386)
Income/(loss) from vessel operations	$(59,111)	$(42,021)	$(24,698)
Average daily TCE rate	$11,614	$13,316	$14,402
Average number of owned vessels	17.9	15.5	12.5
Average number of vessels chartered-in under operating leases	22.9	22.2	20.8
Number of revenue days	14,800	13,429	11,633
Number of ship-operating days:
Owned vessels	6,547	5,646	4,564
Vessels bareboat chartered-in under operating leases	2,926	2,948	3,421
Vessels time chartered-in under operating leases	5,455	5,161	4,160

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2012, 2011 and 2010 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2012		2011		2010
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$13,278	$12,772	$14,352	$13,854	$17,837	$7,741
Revenue days	1,565	631	1,505	283	987	18
Handysize Product Carriers:
Average rate	$11,107	$14,619	$13,082	$14,985	$11,029	$20,759
Revenue days	11,522	1,082	10,581	1,033	6,909	3,360

68	Overseas Shipholding Group, Inc.

During 2012, TCE revenues for the International Product Carrier segment decreased by $6,942, or 4%, to $171,881 from $178,823 in 2011. This decrease in TCE revenues resulted primarily from a period-over-period reduction in average daily blended rates earned by both the Handysize and Panamax Product Carriers. Partially offsetting the decrease was a 1,371 day increase in revenue days driven by additions to the fleet through the delivery of two owned Handysize Product Carriers since late August 2011 (one in late August 2011 and a second in January 2012), as well as three additional time chartered-in Handysize Product Carriers, which delivered between February 2011 and June 2011 and the delivery of two owned Panamax Product Carriers between May 2011 and early July 2011. There were also 158 fewer drydock days in the segment during the current year as compared with 2011.

Vessel expenses for the International Product Carrier segment decreased by $3,017 to $62,219 in 2012 from $65,236 in the prior year. The decrease in vessel expenses was a result of a decrease in average daily vessel expenses of $1,023 per day, partially offset by an 879 day increase in owned and bareboat chartered-in days, which resulted from the fleet expansion discussed above. This decrease in average daily vessel expenses resulted principally from lower crew, repair and drydock deviation costs, as well as the timing of the delivery of stores and spares. Charter hire expenses increased by $5,311 to $125,534 in 2012 from $120,223 in 2011due to a 297 day increase in chartered-in days for the Handysize Product Carriers in the current year. Depreciation and amortization increased by $7,854 to $43,239 in 2012 from $35,385 in 2011, principally due to the four newbuild vessel deliveries between May 2011 and January 2012 discussed above.

During 2011, TCE revenues for the International Product Carrier segment increased by $11,280, or 7%, to $178,823 from $167,543 in 2010. This increase in TCE revenues reflects an increase in revenue days of 1,796 in 2011 as compared with 2010, resulting from the expansion of the Handysize and Panamax Product Carrier sectors through the delivery of three owned and six time chartered-in Handysize Product Carriers since the first quarter of 2010 and two owned Panamax Product Carriers since May 2011, as well as a year-over-year reduction in repair days for the Panamax Product Carriers fleet. The impact of the increase in revenue days was partially offset by a period-over-period reduction in average blended rates for the Company’s Handysize and Panamax Product Carriers, which resulted from increased exposure to a weakened spot market. Spot days as a percentage of total revenue days for the Product Carriers increased from 70% in 2010 to 90% in 2011. Contributing to the increased spot exposure and negatively impacting segment results, was a bankruptcy filing by one of the Company’s charterers in January 2011. As a result, two vessels that Company had time-chartered to this charterer entered the spot market in February and earned lower rates in the spot market in the current period than the rates that had been in place under the time charters. Settlement proceeds related to this bankruptcy received in December 2011 of approximately $2,100 are reflected in segments results above.

Vessel expenses for the International Product Carrier segment increased by $5,702 to $65,236 in 2011 from $59,534 in the prior year reflecting an increase of 609 owned and bareboat chartered-in days, which resulted from the vessel deliveries discussed above, and an increase in average daily vessel expenses for International Flag Handysize Product Carriers of $368 per day. This increase in average daily vessel expenses resulted principally from the timing of delivery of stores and spares and an increase in repairs. Charter hire expenses increased by $17,902 to $120,223 in 2011 from $102,321 in 2010 due to the recognition during 2010 of certain third party recoveries of approximately $6,100 on the two Panamax Product Carriers undergoing repairs as a reduction of charter hire expense, as well as a 1,002 day increase in time chartered-in days for the Handysize Product Carriers in the current year. Depreciation and amortization increased by $4,999 to $35,385 in 2011 from $30,386 in 2010, principally due to the five newbuild vessel deliveries discussed above.

Other International

	2012	2011	2010
TCE revenues	$10,071	$13,228	$12,215
Vessel expenses	(1,811)	(2,591)	(2,142)
Charter hire expenses	(7,111)	(5,656)	(4,483)
Depreciation and amortization	(5,392)	(5,809)	(6,152)
Loss from vessel operations	$(4,243)	$(828)	$(562)
Average daily TCE rate	$15,699	$20,320	$22,089
Average number of owned vessels	0.8	1.0	1.0
Average number of vessels chartered-in under operating leases	1.0	0.8	0.6
Number of revenue days	642	651	553
Number of ship-operating days:
Owned vessels	278	365	365
Vessels time chartered-in under operating leases	364	286	203

69	Overseas Shipholding Group, Inc.

During 2012, the Company operated two Other International Flag vessels, a Pure Car Carrier and a Chemical Carrier. On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, the vessel delivered to its buyers in early October 2012. The Chemical Carrier has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Carrier commenced a one year time charter-out at a rate lower than the time charter-in rate in August 2012. Accordingly, the Company recognized a loss of $2,131 in accordance with generally accepted accounting principles on accounting for loss making contracts with regards to this charter. In the fourth quarter of 2012, the terms of the charter-in were renegotiated, reducing the charter-in rate effective January 1, 2013 and bringing forward the charter expiry to September 2013. Accordingly, $1,649 of the provision for loss was reversed.

U.S. Flag

	2012	2011	2010
TCE revenues	$402,051	$331,721	$250,550
Vessel expenses	(121,326)	(122,647)	(103,780)
Charter hire expenses	(93,233)	(92,127)	(75,370)
Depreciation and amortization	(69,095)	(64,135)	(60,733)
Income from vessel operations	$118,397	$52,812	$10,667
Average daily TCE rate	$46,950	$40,375	$36,534
Average number of owned vessels	14.1	15.0	16.8
Average number of vessels chartered-in under operating leases	10.0	9.7	8.0
Number of revenue days	8,563	8,216	6,858
Number of ship-operating days:
Owned vessels	5,161	5,468	6,125
Vessels bareboat chartered-in under operating leases	3,660	3,533	2,909

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2012, 2011 and 2010 between spot and fixed earnings and the related revenue days.

	2012		2011		2010
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$45,234	$52,628	$21,993	$50,734	$13,479	$48,693
Revenue days	34	4,264	141	4,072	91	3,123
Non-Jones Act Handysize Product Carriers:
Average rate	$26,052	$-	$29,463	$-	$28,825	$-
Revenue days	748	-	725	-	728	-
ATBs:
Average rate	$29,286	$25,778	$23,713	$-	$22,955	$33,500
Revenue days	1,730	743	2,077	-	1,537	229
Lightering:
Average rate	$44,536	$-	$42,824	$-	$28,989	$-
Revenue days	1,043	-	1,201	-	1,149	-

On July 30, 2012, the Company entered into agreements with American Shipping Company ASA and its affiliates to extend or reduce, as applicable, the fixed term of the bareboat chartered-in agreements on ten U.S. Flag Product Carriers to December 11, 2019.

70	Overseas Shipholding Group, Inc.

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term lightering contract, (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original lightering contract, and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized in shipping revenues during the quarter ended September 30, 2012 related to this termination, settlement and replacement agreement. The new agreement runs through April 2020.

During 2012, TCE revenues for the U.S. segment increased by $70,330, or 21%, to $402,051 from $331,721 in 2011. This increase reflects the September 1, 2012 termination, settlement and replacement agreement with Sunoco discussed above as well as improved fundamentals, including rates earned by the ATBs, in the U.S. Flag segment. In addition, time charters on the Handysize Product Carriers that have expired since the second quarter of 2011 have been replaced at or above expiring rates. Other contributing factors were the commencement of a multi-year time charter at favorable rates for the Overseas Chinook upon completion of its conversion to a shuttle tanker in March 2011 and the delivery of a bareboat chartered-in Product Carrier in late-April 2011 (the Overseas Tampa). The Company also broke out one ATB (OSG Enterprise/OSG 214) from lay-up in the third quarter of 2011 as supply/demand fundamentals in the U.S. market improved. In 2011, four vessels, including two single hull tankers that were sold in the first quarter of 2011 and one 1981-built ATB (OSG Constitution/OSG 400) that was sold in October 2011 were in lay-up for a total of 319 days, whereas there were no vessels in lay-up during 2012. The increase in TCE revenues was partially mitigated by a decrease in Delaware Bay lightering volumes, which transported an average of 220,000 barrels per day during 2012, representing a 24% decrease from the prior year. This decrease reflects a decline in lightering volumes servicing Sunoco’s refineries.

U.S. Flag segment vessel expenses decreased by $1,321 to $121,326 in 2012 from $122,647 in 2011, due to a decrease of 180 owned and bareboat chartered-in days in the current year which reflects the sale of the OSG Constitution/OSG 400 discussed above. This decrease was offset to a large degree by an increase in average daily vessel expenses of $128 per day, reflecting higher crew costs associated with the reduction in lay-up days in the current year. Charter hire expenses increased by $1,106 to $93,233 in 2012 from $92,127 in 2011, principally due to the delivery of the chartered-in Jones Act Product Carrier referred to above. This increase was partially offset by lower current year amortization of capitalized start-up costs on the Company’s bareboat chartered-in Jones Act Product Carriers as a result of the extensions of the charter-in periods discussed above. Depreciation and amortization increased by $4,960 to $69,095 in 2012 from $64,135 in 2011, reflecting the deliveries subsequent to mid-March 2011 of the Overseas Chinook, OSG Horizon/OSG 351 and two tug boats (OSG Courageous and OSG Endurance), partially offset by the impact of the vessel disposals discussed above.

In 2011, TCE revenues for the U.S. Segment increased by $81,171, or 32%, to $331,721 from $250,550 in 2010. Between March 2010 and October 2011, the Company sold all four of its remaining single-hull Product Carriers, an older double hull tanker with an inefficient gas turbine engine and a 1981-built ATB (OSG Constitution/OSG 400) that was engaged in lightering. The Company broke out two ATBs (OSG Honour/OSG 209 and OSG Enterprise/OSG 214) from lay-up in the fourth quarter of 2010 and third quarter of 2011, respectively, as supply/demand fundamentals in the U.S. market improved and took delivery of three bareboat chartered-in and two owned newbuild Product Carriers subsequent to February 2010 (including the Overseas Chinook in March 2011 and the Overseas Cascade, which completed its shuttle tanker conversion in March 2010). Upon delivery from shipyards, four of these newbuild Product Carriers began operating under multi-year time charters with fixed rates that were agreed to before the start of the economic recession. The fifth newbuild delivery, the Overseas Tampa, commenced a one year time charter shortly after its delivery in late-April 2011. The increase in TCE revenues also reflects an increase in Delaware Bay lightering volumes, to an average of 288,000 barrels per day during the year, representing a 28% increase over the prior year. In 2011, four vessels were in lay-up for a total of 319 days, while in the prior year, six vessels were laid-up for a total of 1,727 days. With the OSG 214’s return to the Jones Act spot market, all of OSG’s U.S. Flag vessels are actively trading.

In 2011, U.S. segment vessel expenses increased by $18,867 to $122,647 from $103,780 in 2010. This increase was principally due to the additions to the operating fleet discussed above. Charter hire expenses increased by $16,757 to $92,127 in 2011 from $75,370 in 2010, principally due to the delivery of the chartered-in Jones Act Product Carriers referred to above. Depreciation and amortization increased by $3,402 to $64,135 from $60,733, reflecting the deliveries subsequent to mid-March 2010 of the OSG Vision/OSG 350, Overseas Cascade, Overseas Chinook and OSG Horizon/OSG 351, partially offset by the impact of the vessel disposals discussed above.

General and Administrative Expenses

During 2012, general and administrative expenses increased by $5,667 to $88,845 from $83,178 in 2011 principally because of a $10,774 increase in financial advisory services related to the Company’s efforts to restructure its debt during 2012. These increases were partially offset by the following:

71	Overseas Shipholding Group, Inc.

•	lower general legal and consulting expenses of $2,096;
•	a reduction in travel and entertainment costs of $1,367; and
•	favorable changes in foreign exchange rates and reduction in the expense recognized for director fees of $1,070.

In connection with the Chapter 11 Cases, on November 13, 2012, the Company terminated its unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees in which the investment choices are directed by the employees. In addition, the OSG Non-Employee Director Deferred Compensation Plan, under which participating directors can elect to invest deferred fees in phantom shares of the Company’s stock, was also terminated. The Company has recognized an increase in general and administrative expenses for 2012 of $288 compared with decrease in 2011 of $1,490, because of the impact of changes in the overall stock market, including OSG stock, during the periods.

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

Moreover, in the fourth quarter of 2011, management reduced the annual cash incentive bonus that was being accrued for 2011 by approximately $6,200 to reflect the Company’s weak operating performance. This was the primary driver in a material reduction in general and administrative expenses of $7,591 in the fourth quarter compared with the comparable quarter in 2010. Incentive compensation recognized in 2011 for the full year was $5,197 lower than that recognized in 2010.

In relation to the Company’s unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees and OSG’s Non-Employee Director Deferred Compensation Plan, the Company recognized a decrease in general and administrative expenses for 2011 compared with 2010 of $2,799, because of the impact of declines in the overall stock market, including OSG stock, in 2011.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2012, equity in income of affiliated companies increased by $12,931 to $33,486 from $20,555 in 2011. The increase reflects the current year recognition of an increase in the operating expense portion of the charter hire rates on the LNG vessels. The charter addendums executed in September 2012 were retroactive to June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates in 2012 was $4,103. Also contributing to the year-over-year increase was the increase in charter hire revenue earned on the FSO Africa due to the commencement of a new service contract with MOQ and the lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such mark-to-market gains or losses recognized in equity in income from affiliated companies for the years ended December 31, 2012 and 2011 were losses of $2,216 and $6,574, respectively. On October 1, 2012, the FSO Africa commenced a new five year FSO services contract with Maersk Oil Qatar (“MOQ”) replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provides for an increase in the daily hire rate to the same daily hire rate schedule as for the existing MOQ service contract for the FSO Asia and grants MOQ the option to extend the contract for one or two additional years.

During 2011, equity in income of affiliated companies increased by $16,962 to $20,555 from $3,593 in 2010. The increase resulted from the full utilization during 2011 of the two FSO vessels that were converted from ULCCs (as described below), as well as the lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s portion of the joint venture’s outstanding debt. The Company’s share of such charges recognized in equity in income from affiliated companies for 2011 was $6,574 compared with $9,885 for 2010.

72	Overseas Shipholding Group, Inc.

Results for 2010 were impacted adversely by delays in the completion of the conversion of the two ULCCs to FSOs and the de-designation of the interest rate swap covering the FSO Africa’s portion of the joint venture’s debt outstanding. The FSO Asia completed conversion in November 2009, but experienced mechanical problems that delayed commencement of its charter until January 4, 2010. As a result of such delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered in the TI Oceania, a ULCC wholly owned by the Company, as a temporary replacement floating storage unit. Charter hire received from MOQ from early August 2009 through the vessel’s redelivery in January 2010 was substantially offset by liquidated damages payable by the joint venture to MOQ under the service contracts. The FSO Africa completed conversion in March 2010 and was idle from its delivery through August 30, 2010, at which time it commenced a three year service contract with MOQ. Because of MOQ’s notification that it was cancelling the service contract for the FSO Africa, the joint venture recorded a charge in the first quarter of 2010 attributable to the de-designation of interest rate swaps that were being accounted for as cash flow hedges. All subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. Also, the reduction in borrowing capacity related to the FSO Africa debt agreed to in the fourth quarter of 2010 resulted in the joint venture recognizing a charge of $716 for the write-off of a portion of the unamortized balance of deferred finance charges. For more information with respect to the FSO joint venture see below “Liquidity and Sources of Capital.”

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

	2012		2011		2010
	Revenue	% of	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	715	49.9%	726	49.9%	729	49.9%
FSOs operating on long-term charter	366	50.0%	365	50.0%	243	50.0%
ULCC operating as temporary FSO	-	-	-	-	11	50.0%
Total	1,081		1,091		983

INTEREST EXPENSE

The components of interest expense are as follows:

For the year ended December 31,	2012	2011	2010
Interest before impact of swaps and capitalized interest	$86,018	$76,128	$64,692
Impact of swaps	8,464	10,537	12,686
Capitalized interest	(1,061)	(6,767)	(10,334)
Interest expense	$93,421	$79,898	$67,044

Interest expense increased by $13,523 to $93,421 in 2012 from $79,898 in 2011 as a result of increases in the average amount of variable debt outstanding of $359,000, the impact of the de-designation of all of OSG’s remaining interest rate swaps of approximately $2,197, the impact of commitment fees on the forward start facility through November 13, 2012, the write-off of $12,540 in deferred financing costs related to the forward start facility and a decline in capitalized interest. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of two interest rate swap agreements as well as the impact of the commencement of the Chapter 11 Cases. The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in a default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. In accordance with applicable accounting guidance for financial reporting in reorganization, the Company reclassified the outstanding balances on these loan facilities and related accrued interest and unamortized debt discount as Liabilities Subject to Compromise in the accompanying consolidated balance sheet as of December 31, 2012 and ceased accruing interest. From November 14, 2012 to December 31, 2012, interest expense of $9,395, including $445 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

73	Overseas Shipholding Group, Inc.

Interest expense increased by $12,854 to $79,898 in 2011 from $67,044 in 2010 as a result of (i) a $177,774 increase in the average amount of variable debt outstanding during 2011, (ii) a $44,378 net increase in the average amount of fixed debt outstanding during 2011, reflecting the impact of the 2010 issuance of the 8.125% senior unsecured notes in March 2010, (iii) a $5,747 increase in commitment fees primarily driven by fees on the forward start facility, and (iv) a $3,567 decline in capitalized interest as the Company’s newbuilding program continued to wind down with the delivery of several newbuilds during 2011. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of the two interest rate swap agreements and the favorable impact on 2011 of the prepayment on July 1, 2010 of $42,174 of fixed rate term loans with a weighted average interest rate of 6% and the 2010 write off of $1,029 in unamortized deferred finance charges related to a $200,000 secured revolving credit facility, which the Company terminated in June 2010.

INCOME TAX BENEFIT

The income tax benefits for 2012 and 2010 and the income tax provision for 2011 are substantially based on the pre-tax results of the Company’s U.S. operations and certain implications of the co-obligor borrowings and intercompany balances.

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

EBITDA

EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the U.S. or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net loss, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA:

For the year ended December 31,	2012	2011	2010
		(As Restated)	(As Restated)
Net loss	$(480,114)	$(201,363)	$(122,542)
Income tax (benefit)/provision	(1,481)	1,986	(19,157)
Interest expense	93,421	79,898	67,044
Depreciation and amortization	201,284	179,721	170,670
EBITDA	$(186,890)	$60,242	$96,015

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

74	Overseas Shipholding Group, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2012 was approximately $316,000 compared with $180,000 at December 31, 2011 and $358,000 at December 31, 2010. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at December 31, 2012 reflects the application of accounting principles applicable to companies operating under bankruptcy protection.

Net cash used by operating activities approximated $33,000 in 2012 compared with $61,000 in 2011 and $28,000 in 2010. The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the shipping markets, as described in more detail under “Operations and Oil Tanker Markets” earlier in Item 7. Spot (voyage) charter rates - since 2009 have been at depressed levels and opportunities to enter longer term time charters at satisfactory rates have been very limited. Therefore, expiring time charters and synthetic time charters (utilizing FFAs and bunker swaps) have been replaced at significantly lower TCE rates.

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $326,121 for uncertain tax positions for which it is reasonable to believe that settlement will occur during 2013. Additionally, we have a noncurrent reserve of approximately $17,067 for other uncertain tax positions, and we are uncertain if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

Impact of the Chapter 11 Cases on Liquidity

Prior to the commencement of the Chapter 11 Cases, our principal sources of funds had been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any dividends since the third quarter of 2011 and currently do not plan to resume the payment of dividends. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. The Company does not intend to pay dividends during the Chapter 11 proceedings and cannot provide assurance that it will pay dividends after such proceedings conclude, that there will be any recoveries available for the Company’s equity security holders, or that the equity securities of the Company will continue to trade actively in over-the-counter markets.

Our historical practice had been to acquire vessels or newbuilding contracts using a combination of working capital, cash generated from operating activities, bank debt secured by mortgages on our vessels and existing long-term unsecured credit facilities.

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 3, “Bankruptcy Filing and Going Concern,” to the accompanying consolidated financial statements for additional information with respect to the Company’s ability to continue as a going concern.

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

75	Overseas Shipholding Group, Inc.

As of December 31, 2012, we had approximately $507.3 million of cash and cash equivalents on hand compared with $566.9 million as of September 30, 2012 and $54.9 million as of December 31, 2011. The decline from September 30, 2012 to December 31, 2012 primarily reflects net cash used in operating activities as payments to critical suppliers accelerated due to the temporary withdrawal of credit by vendors due to their concerns with respect to the Bankruptcy process. This decline in cash and cash equivalents reversed itself subsequent to year end 2012. The increase from December 31, 2011 to September 30, 2012 primarily reflects additional drawdowns under our Unsecured Revolving Credit Facility of $572 million. Approximately 21% of cash on hand at December 31, 2012 is held by the Company’s foreign subsidiaries.

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

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it is in bankruptcy as of December 31, 2012, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, it is likely that there is no incremental tax expense to be recorded as of December 31, 2012.

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

Debt Facilities

The Company’s financing agreements impose operating restrictions and establish minimum financial covenants. Failure to comply with any of the covenants in the financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. The withdrawal of reliance on the Company’s audited financial statements and the failure to file the Quarterly Report on Form 10-Q for the three months ended September 30, 2012 and the filing of the Chapter 11 Cases constituted an event of default or termination event under a number of instruments and agreements relating to debt of the Company and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of December 31, 2012.

76	Overseas Shipholding Group, Inc.

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

At December 31, 2012, the Company had $1,489,000 outstanding under the Unsecured Revolving Credit Facility. Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility during the pendency of the Chapter 11 Cases. In accordance with ASC 852, Reorganizations, the Company reclassified borrowings outstanding under the Unsecured Revolving Credit Facility and related accrued interest and unamortized deferred financing costs to Liabilities Subject to Compromise on November 14, 2012, the date of the Chapter 11 filings. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Revolving Credit Facility on November 14, 2012, and the Company does not expect to make any interest payments on the Unsecured Revolving Credit Facility during the pendency of the Chapter 11 Cases.

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

Secured Loan Facilities

While the Company was primarily an unsecured borrower, two debt agreements with an aggregate outstanding balance of $576,982 as of December 31, 2012 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders.

Term loans maturing in 2016 – On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

77	Overseas Shipholding Group, Inc.

As of December 31, 2012, 15 vessels, representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under the following debt agreements:

Term loans maturing in 2020 – This facility, with an outstanding balance of $266,490 at December 31, 2012, provides secured term loans originally covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to, among other things; reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. In connection with the exchange of the MR Product Carriers previously servicing the U.S. Maritime Security Program, the Company reflagged two of the seven MR Product Carriers originally pledged as collateral under the above term loans. Accordingly, in June 2012, the lenders under this facility agreed to accept replacing the two MR Product Carriers with two Panamax Product Carriers. The Company believes that the value of the collateral securing these loans was less than the outstanding balance of such loans as of the Petition Date, and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at December 31, 2012. As of December 31, 2012, the loan-to-value ratio was estimated to approximate 84%.

Term loans maturing in 2023 – This facility, with an outstanding balance of $310,492 as of December 31, 2012, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. As of December 31, 2010, the Company had unused availability of $89,807 under this facility, of which $61,548 was borrowed in January 2011 to finance the construction of one of the VLCCs. In December 2011, the Company entered into an amendment of the loan agreement which, among other things, reduced the total borrowing capacity of the facility by approximately $28,000 and reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. The Company believes that the value of the collateral securing these loans was less than the outstanding balance of such loans as of the Petition Date, and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets on December 31, 2012. As of December 31, 2012, the loan-to-value ratio was estimated to approximate 86%.

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

78	Overseas Shipholding Group, Inc.

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of December 31, 2012. This letter of credit, which was issued in connection with certain arbitration proceedings in which the Company is involved, is fully cash collateralized.

Carrying Value of Vessels

The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their estimated market values are below their carrying values as of December 31, 2012. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its International Flag vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations of any kind. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed above in “Critical Accounting Policies – Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values, after taking into consideration the impairment charge of $278,345 (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s term loans maturing in 2020) recorded, as of December 31, 2012.

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

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2012
Vessel Type	Average Vessel Age (weighted by dwt)(3)	Number of Owned Vessels	Carrying Value (4)

International Flag Crude Tankers
VLCCs (includes ULCC)	9.5	11	$711,827
Suezmaxes	-	-	284
Aframaxes (includes OSG Lightering fleet)	9.7	9	270,440
Panamaxes	10.1	9	318,110
Total International Flag Crude Tankers(1)	9.6	29	1,300,661

International Flag Product Carriers
LR2 under construction	-	1	35,469
Panamax	4.1	4	215,950
Handysize	7.8	14	284,660
Total International Flag Product Carriers(2)	5.9	19	536,079

Total U.S. Flag Vessels	5.4	14	975,100

Fleet Total	8.7	62	$2,811,840

79	Overseas Shipholding Group, Inc.

(1)	As of December 31, 2012, the International Flag Crude Tankers segment includes vessels with an aggregate carrying value of $1,097,034, which the Company believes exceeds their aggregate market value of approximately $687,000 by $410,034.

(2)	As of December 31, 2012, the International Flag Product Carriers segment includes vessels with an aggregate carrying value of $364,409, which the Company believes exceeds their aggregate market value of approximately $218,000 by $146,409.

(3)	Calculation includes impact of two Aframaxes (one of which is a coated LR2) that were under construction as of December 31, 2012.

(4)	Includes construction in progress totaling $95,283 and capital expenditures totaling $7,792 made in relation to vessels chartered-in by the Company.

Off-Balance Sheet Arrangements

As of December 31, 2012, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,030,165 of which $783,839 was nonrecourse to the Company.

MOQ has awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform Floating, Storage and Offloading (“FSO”) services in the Al Shaheen Field off the shore of Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and the conversion costs through partner loans and $500,000 in long-term bank financing, which is secured by the service contracts. As a result of the cancellation of the service contract of the FSO Africa, on December 1, 2010, the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the balance available to borrow to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. As a result of this amendment, cash collateral aggregating $111,000 (previously posted by the joint venture partners in January 2010) was released to the joint venture partners in December 2010. Approximately $246,326 and $294,937 was outstanding under this facility as of December 31, 2012 and 2011, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $351,987 as of December 31, 2012, which pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

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

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG-II”). QTGC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions that are being accounted for as cash flow hedges. The interest rate swaps cover notional amounts aggregating approximately $760,293 at December 31, 2012 pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

80	Overseas Shipholding Group, Inc.

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

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2012 follows:

						Beyond
	2013	2014	2015	2016	2017	2017	Total
Uncertain tax positions, including interest and penalties(1)	$326,121	$-	$-	$-	$-	$-	$326,121
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations(3)
Bareboat Charter-ins	112,887	116,389	119,917	121,200	120,520	266,013	856,926
Time Charter-ins	112,169	86,136	67,388	51,782	36,237	25,652	379,364
Construction contracts(4)	31,635	10,089	-	-	-	-	41,724
Office space lease obligations	4,648	4,160	3,564	3,704	3,599	9,286	28,961
Total	$587,460	$216,774	$190,869	$176,686	$160,356	$300,951	$1,633,096

(1)	The uncertain tax positions, including interest, relate to issues currently under examination by taxing authorities for which it is reasonable to believe that settlement will occur during 2013. In addition to the obligations in the table above, a noncurrent reserve of approximately $17,067 for other uncertain tax positions has also been recorded since we are uncertain about if or when such amounts may be settled.
(2)	As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company's secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.
(3)	As of December 31, 2012, the Company had charter-in commitments for 39 vessels on leases that are, or will be, accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock. Note that subsequent to December 31, 2012, the Bankruptcy Court approved the Company's rejection of leases on 23 chartered-in vessels. The Company entered into new agreements with the owners of eight of these vessels and redelivered 15 of the vessels to their owners. Refer to Note 24, "Subsequent Events," to the accompanying consolidated financial statements for further information.
(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

81	Overseas Shipholding Group, Inc.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2012, related to pension and other postretirement benefit plans as follows:

	2013	2014	2015	2016	2017
Supplemental pension plan obligations(1)	$-	$-	$-	$-	$-
Defined benefit pension plan contributions(2)	1,318	1,600	1,900	1,700	1,400
Postretirement health care plan obligations(3)	181	186	189	193	203

(1)Obligations under this plan are stayed as a result of the filing of the Chapter 11 cases.
(2)Represents estimated contributions under the Maritrans Plan.
(3)Amounts are estimated based on the 2012 cost taking the assumed health care cost trend rate for 2013 to 2017 into consideration. See Note 18, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.” Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

RISK MANAGEMENT

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default under the interest rate swap agreements to which the Company was a party to as of the Petition Date. As such, the outstanding obligations under said agreements were reclassified to Liabilities Subject to Compromise on the consolidated balance sheet as of December 31, 2012. Therefore, tabular disclosure with respect to derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at December 31, 2011 has been omitted in Item 7A, “Quantitative and Qualitative Disclosures about Market Risks.”

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

The Company does not intend to enter into derivative financial instruments of any type during the pendency of the Chapter 11 proceedings.

82	Overseas Shipholding Group, Inc.

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information presented below for the quarters prior to the third quarter of 2012 and the years ended December 31, 2011 and 2010 have been restated as set forth in this Annual Report on Form 10-K as more fully described in Note 2, “Company Inquiry and Restatement,” to the accompanying consolidated financial statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

83	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2012	2011
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$507,342	$54,877
Voyage receivables, including unbilled of $131,333 and $132,194	179,259	168,313
Income taxes recoverable	-	5,441
Other receivables	28,900	25,107
Inventories	15,532	19,219
Prepaid expenses and other current assets	40,394	47,401
Total Current Assets	771,427	320,358
Vessels and other property, less accumulated depreciation	2,837,288	3,226,923
Deferred drydock expenditures, net	74,418	66,023
Total Vessels, Deferred Drydock and Other Property	2,911,706	3,292,946
Investments in Affiliated Companies	252,398	232,370
Intangible Assets, less accumulated amortization	71,975	77,158
Goodwill	9,589	9,589
Other Assets	26,440	61,124
Total Assets	$4,043,535	$3,993,545

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$99,273	$124,743
Deferred income taxes	25,900	-
Income taxes payable, including reserve for uncertain tax positions of $326,121 and $0	329,799	368
Current installments of long-term debt	-	14,990
Total Current Liabilities	454,972	140,101
Reserve for Uncertain Tax Positions	17,067	323,403
Long-term Debt	-	2,050,902
Deferred Gain on Sale and Leaseback of Vessels	3,839	11,051
Deferred Income Taxes	343,162	396,679
Other Liabilities	37,712	69,117
Liabilities Subject to Compromise	2,652,537	-
Total Liabilities	3,509,289	2,991,253
Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 44,290,759 shares issued)	44,291	44,291
Paid-in additional capital	414,411	413,016
Retained earnings	1,024,480	1,504,594
	1,483,182	1,961,901
Cost of treasury stock (13,396,320 and 13,826,882 shares)	835,155	840,302
	648,027	1,121,599
Accumulated other comprehensive loss	(113,781)	(119,307)
Total Equity	534,246	1,002,292
Total Liabilities and Equity	$4,043,535	$3,993,545

See notes to consolidated financial statements

84	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2012	2011	2010
		(As Restated)	(As Restated)
Shipping Revenues:
Pool revenues, including $78,523 in 2012, $83,955 in 2011 and $68,231 in 2010 received from companies accounted for by the equity method	$241,314	$245,028	$355,915
Time and bareboat charter revenues	299,267	267,159	276,636
Voyage charter revenues	583,253	537,344	413,059
Sunoco termination fee	13,300	-	-
	1,137,134	1,049,531	1,045,610

Operating Expenses:
Voyage expenses	296,288	259,330	192,332
Vessel expenses	285,023	287,610	265,251
Charter hire expenses	370,405	383,940	369,667
Depreciation and amortization	201,284	179,721	170,670
General and administrative	88,845	83,178	100,424
Severance and relocation costs	3,163	-	-
Shipyard contract termination recoveries	-	-	(2,061)
(Gain)/loss on disposal of vessels, including impairments	271,359	(2,060)	28,622
Total Operating Expenses	1,516,367	1,191,719	1,124,905
Loss from Vessel Operations	(379,233)	(142,188)	(79,295)
Equity in Income of Affiliated Companies	33,486	20,555	3,593
Operating Loss	(345,747)	(121,633)	(75,702)
Other Income/(Expense)	(1,314)	2,154	1,047
Loss before Interest Expense, Reorganization Items and Taxes	(347,061)	(119,479)	(74,655)
Interest Expense	(93,421)	(79,898)	(67,044)
Loss before Reorganization Items and Income Taxes	(440,482)	(199,377)	(141,699)
Reorganization Items, net	(41,113)	-	-
Loss before Income Taxes	(481,595)	(199,377)	(141,699)
Income Tax Benefit/(Provision)	1,481	(1,986)	19,157
Net Loss	$(480,114)	$(201,363)	$(122,542)

Weighted Average Number of Common Shares Outstanding:
Basic	30,339,258	30,228,441	29,498,127
Diluted	30,339,258	30,228,441	29,498,127
Per Share Amounts:
Basic net loss	$(15.82)	$(6.67)	$(4.15)
Diluted net loss	$(15.82)	$(6.67)	$(4.15)
Cash dividends declared	$-	$1.53	$1.75

See notes to consolidated financial statements

85	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2012	2011	2010
		(As Restated)	(As Restated)

Net Loss	$(480,114)	$(201,363)	$(122,542)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	15	(231)	649
Net change in unrealized losses on cash flow hedges	5,617	(34,668)	(17,237)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	6	(29)	12
Net change in unrecognized prior service credits/(costs)	1,731	(968)	240
Net change in unrecognized actuarial (losses)/gains	(1,843)	(6,523)	212
Other Comprehensive Income/(Loss)	5,526	(42,419)	(16,124)
Comprehensive Loss	$(474,588)	$(243,782)	$(138,666)

See notes to consolidated financial statements

86	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2012	2011	2010
		(As Restated)	(As Restated)
Cash Flows from Operating Activities:
Net Loss	$(480,114)	$(201,363)	$(122,542)
Items included in net loss not affecting cash flows:
Depreciation and amortization	201,284	179,721	170,670
Loss on write-down of vessels and intangible assets	279,382	-	28,783
Amortization of deferred gain on sale and leasebacks	(5,905)	(29,825)	(41,624)
Amortization of debt discount and other deferred financing costs	3,198	3,576	4,081
Deferred financing costs write-off	12,540	-	-
Compensation relating to restricted stock and stock option grants	7,910	10,069	11,940
Dedesignation of interest rate swap agreements	1,866	-	-
Deferred income tax benefit	(29,751)	(29,636)	(17,114)
Unrealized losses/(gains) on forward freight agreements and bunker swaps	(156)	427	(345)
Undistributed earnings of affiliated companies	(22,771)	(7,628)	7,388
Deferred payment obligations on charters-in	5,600	5,399	4,931
Reorganization items, non-cash	34,676	-	-
Loss on sublease contracts	895	-	-
Other – net	7,133	4,060	5,717
Items included in net loss related to investing and financing activities:
(Gain)/loss on sale or write-down of securities and investments – net	3,166	(313)	753
Gain on disposal of vessels and shipyard contract termination recoveries – net	(8,023)	(2,060)	(2,222)
Loss on repurchase of bonds	-	375	-
Payments for drydocking	(45,990)	(47,360)	(20,015)
Changes in operating assets and liabilities
Decrease/(increase) in receivables	(30,324)	(7,468)	(18,586)
Security deposits with vendors and lenders	(10,344)	-	-
Decrease in Sunoco deferred revenue	(27,104)	-	-
Net change in prepaid items and accounts payable, accrued expenses and other current and long term liabilities	69,933	60,965	(39,529)
Net cash used in operating activities	(32,899)	(61,061)	(27,714)
Cash Flows from Investing Activities:
Long-term investments	-	(13,708)	-
Short-term investments	-	-	(20,048)
Disposal of short-term investments	-	20,047	50,000
Proceeds from sale of marketable securities and investments	13,000	3,491	253
Expenditures for vessels	(52,604)	(187,510)	(421,363)
Withdrawals from Capital Construction Fund	-	-	40,727
Proceeds from disposal of vessels	12,886	19,628	14,888
Expenditures for other property	(2,862)	(6,736)	(2,656)
Investments in and advances to affiliated companies	-	(1,650)	(126,904)
Distributions from affiliated companies	6,608	8,733	25,823
Shipyard contract termination payments		-	(1,973)
Other – net	563	3,532	1,592
Net cash used in investing activities	(22,409)	(154,173)	(439,661)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	-	-	158,266
Decrease/(increase) in restricted cash	-	-	7,945
Purchases of treasury stock	(307)	(920)	(1,718)
Issuance of debt, net of issuance costs and deferred financing costs	572,000	168,393	643,080
Payments on debt	(63,990)	(104,774)	(510,409)
Cash dividends paid	-	(46,875)	(51,884)
Issuance of common stock upon exercise of stock options	70	638	1,054
Net cash provided by financing activities	507,773	16,462	246,334
Net increase/(decrease) in cash and cash equivalents	452,465	(198,772)	(221,041)
Cash and cash equivalents at beginning of year	54,877	253,649	474,690
Cash and cash equivalents at end of year	$507,342	$54,877	$253,649

See notes to consolidated financial statements

87	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock	Capital	Earnings(1)	Shares	Amount	Loss	Total
Balance at December 31, 2009, as reported	$40,791	$262,117	$2,465,949	13,933,435	$(840,238)	$(60,764)	$1,867,855
Restatement Adjustments (1)			(538,691)				(538,691)
Balance at December 31, 2009, as restated	40,791	262,117	1,927,258	13,933,435	(840,238)	(60,764)	1,329,164
Net Loss (as restated)			(122,542)				(122,542)
Other Comprehensive Loss, net of taxes						(16,124)	(16,124)
Cash Dividends Declared			(51,884)				(51,884)
Issuance of Common Stock	3,500	154,766					158,266
Issuance of Restricted Stock Awards		(862)		(57,654)	862		-
Compensation Related to Options Granted		4,240					4,240
Amortization of Restricted Stock Awards		7,700					7,700
Options Exercised and Employee Stock Purchase Plan		643		(32,419)	411		1,054
Purchases of Treasury Stock				37,391	(1,718)		(1,718)
Reduction in Tax Basis of Assets Held by OSG America L.P.		(25,003)					(25,003)
Balance at December 31, 2010, as restated	44,291	403,601	1,752,832	13,880,753	(840,683)	(76,888)	1,283,153
Net Loss (as restated)			(201,363)				(201,363)
Other Comprehensive Loss, net of taxes, as restated						(42,419)	(42,419)
Cash Dividends Declared			(46,875)				(46,875)
Issuance of Restricted Stock Awards		(990)		(62,501)	999		9
Compensation Related to Options Granted		2,821					2,821
Amortization of Restricted Stock Awards		7,248					7,248
Options Exercised and Employee Stock Purchase Plan		336		(24,139)	302		638
Purchases of Treasury Stock				32,769	(920)		(920)
Balance at December 31, 2011, as restated	44,291	413,016	1,504,594	13,826,882	(840,302)	(119,307)	1,002,292
Net Loss			(480,114)				(480,114)
Other Comprehensive Income, net of taxes						5,526	5,526
Issuance of Restricted Stock Awards		(5,084)		(458,029)	5,316		232
Compensation Related to Options Granted		1,795					1,795
Amortization of Restricted Stock Awards		6,115					6,115
Options Exercised and Employee Stock Purchase Plan		(68)		(11,041)	138		70
Tax Impact of Vesting of Stock Awards		(1,363)					(1,363)
Purchases of Treasury Stock				38,508	(307)		(307))
Balance at December 31, 2012	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246

(1) See Note 2, “Company Inquiry and Restatement,” to the accompanying financial statements for details

See notes to consolidated financial statements

88	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company” or “OSG”). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method. Dollar amounts except per share amounts are in thousands.

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily related to the disaggregation of tax-related balances.

The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid cargoes in the international market and the U.S. Flag trades.

89	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 2 — COMPANY INQUIRY AND RESTATEMENT:

In October 2012, at the request and under the direction of the audit committee of the board of directors of the Company (the “Audit Committee”) the Company, with the assistance of counsel, commenced an inquiry into the Company’s provision for United States (“U.S.”) federal income taxes in light of certain provisions contained in the Company’s Unsecured Revolving Credit Facility scheduled to mature on February 8, 2013 and certain predecessor credit facilities (the “Credit Facilities”). In connection with the inquiry process, on October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for each of the quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated.

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Credit Facilities, the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed. Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of: (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years. In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $1,317,500 of earnings deemed repatriated from OIN though the end of 2012 as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to certain intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $77,000 for taxable years 2012 and earlier. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

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

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking in account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 14, “Taxes,” for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

90	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

In addition to giving rise to a current tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above. See Note 14 for information with respect to undistributed earnings that are still considered to be permanently reinvested in foreign operations on which U.S. income taxes have not been recognized.

For purposes of its financial statements as of December 31, 2012, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation of $1,194,150 of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $77,000 of foreign earnings in taxable income. The potential deemed repatriation amount of $1,194,150 is derived from the aggregate amount of $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more- likely-than-not to be successful. The Company also has recorded a deferred tax liability of $103,388 for the tax effects of unremitted earnings of foreign subsidiaries, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2013 and future years.

The Company is also restating the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012. Such error overstated the investments in affiliated Companies by $19,015 and retained earnings by $1,499 and understated net loss by $1,499 and accumulated other comprehensive loss by $17,516 as of and for the year ended December 31, 2011.The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements for the year ended December 31, 2012.

The following tables present the effects of the correction of the errors described above that have been made to the Company’s previously reported consolidated balance sheet as of December 31, 2011 and the Company’s previously reported consolidated statements of operations and consolidated cash flows from operating activities for the years ended December 31, 2011 and 2010 and the Company’s previously reported consolidated statement of comprehensive loss for the year ended December 31, 2011 and opening retained earnings as of January 1, 2010.

91	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	As of December 31, 2011
	As Previously
	Reported	Adjustment		As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$54,877			$54,877
Voyage receivables	168,313			168,313
Income taxes recoverable	27,365	$(21,924	) (a)	5,441
Other receivables	24,972	135	(a)	25,107
Inventories	19,219			19,219
Prepaid expenses and other current assets	47,401			47,401
Total Current Assets	342,147	(21,789)		320,358
Vessels and other property, less accumulated depreciation	3,226,923			3,226,923
Deferred drydock expenditures, net	66,023			66,023
Total Vessels, Deferred Drydock and Other Property	3,292,946			3,292,946
Investments in Affiliated Companies	251,385	(19,015	) (c)	232,370
Intangible Assets, less accumulated amortization	77,158			77,158
Goodwill	9,589			9,589
Other Assets	61,124			61,124
Total Assets	$4,034,349	$(40,804)		$3,993,545

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other
current liabilities	$125,111	$(368	) (b)	$124,743
Income taxes payable	-	368	(b)	368
Current installments of long-term debt	14,990			14,990
Total Current Liabilities	140,101	-		140,101
Reserve for Uncertain Tax Positions	4,804	318,599	(a)(d)	323,403
Long-term Debt	2,050,902			2,050,902
Deferred Gain on Sale and Leaseback of Vessels	11,051			11,051
Deferred Income Taxes	203,129	193,550	(e)	396,679
Other Liabilities	69,117			69,117
Total Liabilities	2,479,104	512,149		2,991,253
Equity:
Common stock	44,291			44,291
Paid-in additional capital	413,016			413,016
Retained earnings	2,040,031	(535,437	) (f)	1,504,594
	2,497,338	(535,437)		1,961,901
Cost of treasury stock	840,302			840,302
	1,657,036	(535,437)		1,121,599
Accumulated other comprehensive loss	(101,791)	(17,516	)(c)	(119,307)
Total Equity	1,555,245	(552,953)		1,002,292
Total Liabilities and Equity	$4,034,349	$(40,804)		$3,993,545

92	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(a)	To adjust income taxes recoverable to reflect the reserve for uncertain tax positions.

(b)	To reclassify $368 to conform to 2012 balance sheet presentation of tax accounts.

(c)	To adjust for the cumulative overstatement in investments in affiliated companies and accumulated other comprehensive loss resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(d)	To record a reserve for the tax liability of uncertain tax positions, primarily resulting from deemed dividends by OIN and relating to intercompany balances as described in Note 2.

(e)	To adjust the deferred income tax liability for the tax effects of unremitted earnings of foreign subsidiaries, to reflect the utilization of net operating loss carryforwards to offset the deemed distributions by OIN, and to establish a deferred tax asset for the benefit of accrued interest.

(f)	To record cumulative reductions to retained earnings of $1,499 relating to the credit valuation error described above and of $533,938 resulting primarily from the errors relating to the Company’s assertion concerning its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2011.

93	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	For the year ended December 31, 2011
	As Previously
	Reported	Adjustments		As Restated
Shipping Revenues:
Pool revenues	$245,028			$245,028
Time and bareboat charter revenues	267,159			267,159
Voyage charter revenues	537,344			537,344
	1,049,531			1,049,531
Operating Expenses:
Voyage expenses	259,330			259,330
Vessel expenses	287,610			287,610
Charter hire expenses	383,940			383,940
Depreciation and amortization	179,721			179,721
General and administrative	83,178			83,178
Gain on disposal of vessels, including impairments	(2,060)			(2,060)
Total Operating Expenses	1,191,719			1,191,719
Loss from Vessel Operations	(142,188)			(142,188)
Equity in Income of Affiliated Companies	22,054	$(1,499	)(a)	20,555
Operating Loss	(120,134)	(1,499)		(121,633)
Other Income	2,154			2,154
Loss before Interest Expense and Taxes	(117,980)	(1,499)		(119,479)
Interest Expense	(79,898)			(79,898)
Loss before Income Taxes	(197,878)	(1,499)		(199,377)
Income Tax Benefit/(Provision)	4,962	(6,948	)(b)	(1,986)
Net Loss	$(192,916)	$(8,447)		$(201,363)

Earnings per share:
Basic	$(6.39)	$(0.28)		$(6.67)
Diluted	$(6.39)	$(0.28)		$(6.67)
Cash dividends declared	$1.53			$1.53

Weighted Average Number of Common Shares Outstanding:
Basic	30,228,441			30,228,441
Diluted	30,228,441			30,228,441

(a)	To adjust for the overstatement in equity in income of affiliated companies resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(b)	To adjust for the understatement in the income tax provision benefit primarily related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to the reserve for uncertain tax positions offset by the reversal of the originally recorded valuation allowance.

94	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	For the year ended December 31, 2010
	As Previously
	Reported	Adjustments		As Restated
Shipping Revenues:
Pool revenues	$355,915			$355,915
Time and bareboat charter revenues	276,636			276,636
Voyage charter revenues	413,059			413,059
	1,045,610			1,045,610

Operating Expenses:
Voyage expenses	192,332			192,332
Vessel expenses	265,251			265,251
Charter hire expenses	369,667			369,667
Depreciation and amortization	170,670			170,670
General and administrative	100,424			100,424
Shipyard contract termination recoveries	(2,061)			(2,061)
Loss on disposal of vessels, including impairments	28,622			28,622
Total Operating Expenses	1,124,905			1,124,905
Loss from Vessel Operations	(79,295)			(79,295)
Equity in Income of Affiliated Companies	3,593			3,593
Operating Loss	(75,702)			(75,702)
Other Income	1,047			1,047
Loss before Interest Expense and Taxes	(74,655)			(74,655)
Interest Expense	(67,044)			(67,044)
Loss before Income Taxes	(141,699)			(141,699)
Income Tax Benefit	7,456	$11,701	(a)	19,157
Net Loss	$(134,243)	$11,701		$(122,542)

Earnings per share:
Basic	$(4.55)	$0.40		$(4.15)
Diluted	$(4.55)	$0.40		$(4.15)
Cash dividends declared	$1.75			$1.75

Weighted Average Number of Common Shares Outstanding:
Basic	29,498,127			29,498,127
Diluted	29,498,127			29,498,127

(a)	To adjust the income tax benefit primarily related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

95	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	For the year ended December 31, 2011
	As Previously Reported	Adjustments		As Restated

Net Loss	$(192,916)	$(8,447	)(a)	$(201,363)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale Securities	(231)			(231)
Net change in unrealized losses on cash flow hedges	(17,152)	(17,516	)(b)	(34,668)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	(29)			(29)
Net change in unrecognized prior service costs	(968)			(968)
Net change in unrecognized actuarial losses	(6,523)			(6,523)
Other Comprehensive Loss	(24,903)	(17,516)		(42,419)
Comprehensive Loss	$(217,819)	$(25,963)		$(243,782)

(a)

To adjust for the understatement of the net loss resulting from (1) the $1,499 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $6.948 understatement in the income tax provision primarily related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions offset by the reversal of the originally recorded valuation allowance.

(b)	To adjust for the understatement of other comprehensive loss resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

The restatements did not affect total net cash flows from operating, investing or financing activities for the years ended December 2010 and 2011 or any prior period. However, the following components of total cash flows from operating activities have been restated as follows:

	For the year ended December 31, 2011
	As Previously Reported	Adjustments		As Restated

Net Loss	$(192,916)	$(8,447	)(a)	$(201,363)
Items included in net loss not affecting cash flows:
Deferred income tax benefit	(4,667)	(24,969	)(b)	(29,636)
Undistributed earnings of affiliated companies	(9,127)	1,499	(c)	(7,628)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	33,808	(41,276	)(b)	(7,468)
Net change in prepaid items and accounts payable, accrued expenses and other current and long term liabilities	(12,228)	73,193	(b)	60,965

96	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(a)	To adjust for the understatement of the net loss resulting from (1) the $1,499 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $6,948 understatement in the income tax provision relating to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions offset by the reversal of the originally recorded valuation allowance.

(b)	To adjust for the understatement of the deferred tax benefit, the overstatement of income taxes recoverable which is a component of receivables, and the understatements of income taxes payable and reserve for uncertain tax positions.

(c)	To adjust undistributed earnings of affiliated companies for the $1,499 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees .

	For the year ended December 31, 2010
	As Previously Reported	Adjustments		As Restated

Net Loss	$(134,243)	$11,701	(a)	$(122,542)
Items included in net loss not affecting cash flows:
Deferred income tax benefit	(10,176)	(6,938	)(b)	(17,114)
Changes in operating assets and liabilities:
Net change in prepaid items and accounts payable, accrued expenses and other current and long term liabilities	(34,766)	(4,763	)(b)	(39,529)

(a)	To adjust for the understatement in the income tax benefit related to the reversal of the originally recorded valuation allowance, changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

(b)	To adjust for the understatements of the deferred tax benefit, income taxes payable and the reserve for uncertain tax positions.

97	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The following table provides a reconciliation of retained earnings, as previously reported and as restated, at December 31, 2009.

Retained earnings at December 31, 2009, as previously reported	$2,465,949

Tax adjustments
Year ended December 31, 2000	(122,500)
Year ended December 31, 2001	(36,364)
Year ended December 31, 2002	12,919
Year ended December 31, 2003	(23,405)
Year ended December 31, 2004	(7,317)
Year ended December 31, 2005	(18,342)
Year ended December 31, 2006	(337,404)
Year ended December 31, 2007	(46,193)
Year ended December 31, 2008	43,130
Year ended December 31, 2009	(3,215)
Cumulative adjustment to retained earnings as of December 31, 2009	(538,691)
Retained earnings at December 31, 2009, as restated	$1,927,258

NOTE 3 — BANKRUPTCY FILING AND GOING CONCERN:

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

Reorganization Plan

In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain the required votes of creditors accepting a plan of reorganization as well as the Bankruptcy Court’s confirmation of such plan, which will enable the Debtors to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Debtors also may require a new credit facility, or “exit financing.”  The Debtors’ ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases.  A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

98	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Going Concern and Financial Reporting

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to (i) develop a plan of reorganization and obtain required creditor acceptance and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources sufficient to meet the Company’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in the Company’s capitalization, or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization (the “Plan”) would likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company was required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations effective on November 14, 2012, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 11, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise on the Company’s consolidated balance sheet. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in the consolidated statements of cash flow.

99	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

As stated in Note 2, “Company Inquiry and Restatement,” the IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013.

Liabilities Subject to Compromise:

As a result of the filing of the Chapter 11 Cases on November 14, 2012, the payment of pre-petition indebtedness is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical and foreign vendors.

The Debtors have been paying and intend to continue to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as Liabilities Subject to Compromise on the Company’s consolidated balance sheet as of December 31, 2012. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as Liabilities Subject to Compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court until its evaluation, investigation and reconciliation of the filed claims has been completed. Any resulting changes in classification will be reflected in subsequent financial statements.

As of December 31, 2012, Liabilities Subject to Compromise consist of the following:

Pre-petition accounts payable and other accrued liabilities	$2,717
Secured long-term debt and accrued interest	577,957
Unsecured senior notes	500,780
Unsecured revolving credit facility	1,488,579
Accrued interest and fees on unsecured revolving credit facility and senior notes	10,878
Derivative liabilities	3,566
Accrued liabilities relating to rejected executory contracts	30,539
Pension and other postretirement benefit plan liabilities	37,521
$2,652,537

100	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the year ended December 31, 2012:

Trustee fees	$672
Professional fees	7,889
Provision for estimated claims on rejected executory contracts	30,187
Expenses incurred on rejected executory contracts	2,365
$41,113

Mr. John J. Ray III was appointed by the board of directors of the Company as Chief Reorganization Officer of the Company effective as of November 14, 2012. In connection with the appointment of Mr. Ray, the Company entered into an engagement letter agreement dated November 1, 2012 with Greylock Partners LLC for Greylock Partners to provide the Company with financial and reorganization consulting services. Mr. Ray is a Senior Managing Director and founder of Greylock Partners. The Company paid Greylock Partners a retainer of $250 upon signing the Engagement Letter and incurred additional fees of $2,382 for services rendered to the Company for 2012. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $6,437 for the year ended December 31, 2012.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

2.	Marketable securities—The Company’s investments in marketable securities are classified as trading and available-for-sale and are carried at fair value. The Company utilizes the first-in, first-out method to determine the cost of marketable securities sold or the amount reclassified out of accumulated other comprehensive loss into earnings. Net unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss within equity. If a material decline in the fair value below the Company’s cost basis is determined to be other than temporary on available-for-sale securities, a noncash impairment loss is recorded in the statement of operations in the period in which that determination is made. As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a security classified as available-for-sale has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Unrealized holding gains and losses on investments in marketable securities that are classified as trading securities are included in other income on the consolidated statement of operations.

3.	Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

4.	Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton.

Other property, including buildings and leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $1,060 in 2012, $6,767 in 2011 and $10,334 in 2010.

101	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

5.	Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. See Note 7, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment charges recognized during the three years ended December 31, 2012.

6.	Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. and the 2007 purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years. Accumulated amortization was $31,356 and $26,173 at December 31, 2012 and 2011, respectively. Amortization expense amounted to $5,183 in 2012, $5,183 in 2011 and $6,340 in 2010. Amortization of intangible assets for the five years subsequent to December 31, 2012 is expected to approximate $5,183 per year.

The Company tests the goodwill in its reporting units for impairment at least annually, or more frequently if impairment indicators arise, by comparing the estimated fair value of each operating segment with its net book value. The Company performed its annual goodwill impairment testing as of April 1, 2012 and concluded that the goodwill was not impaired. Furthermore, the fair value of the International Crude Tankers lightering business to which all of the goodwill is allocated was substantially in excess of its carrying value as of the second quarter impairment testing date. The Company determined that the adverse change in the Company’s business climate, as evidenced by the Company’s Chapter 11 filing in November 2012 as well as a significant decline in the market value of the Company’s debt and equity securities constituted triggering events that required an interim test for goodwill impairment as of December 31, 2012. The interim evaluation, which took into consideration the impact of the vessel write-downs described in Note 7, did not result in an impairment charge being recognized as of December 31, 2012. Furthermore, the fair value of the lightering business continued to be well in excess of its carrying value as of December 31, 2012.

7.	Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense using the straight-line method over the life of the related debt. Deferred finance charges of $0 and $25,777 are included in Other Assets at December 31, 2012 and 2011, respectively. On November 14, 2012, amortization ceased on $10,517 of deferred financing costs relating to the Unsecured Senior Notes, the $1,500,000 Unsecured Revolving Credit facility and the secured term loans, when such indebtedness was reclassified to Liabilities Subject to Compromise on the consolidated balance sheets (See Note 11, “Debt”). From November 14, 2012 to December 31, 2012, the Company did not record $445 of interest for amortization of deferred financing costs relating to the Unsecured Senior Notes, the $1,500,000 Unsecured Revolving Credit Facility and the Secured Term Loans, which would have been incurred had the indebtedness not been reclassified. Amortization expense amounted to $15,260 in 2012, $3,023 in 2011 and $3,663 in 2010. The 2012 amortization expense includes the write-off of $12,540 in deferred financing costs relating to the $900,000 unsecured forward start credit facility since the Company’s Chapter 11 filing effectively terminated this credit facility agreement.

102	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

8.	Revenue and expense recognition—Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

9.	Derivatives—Accounting standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

During the year ended December 31, 2012, no ineffectiveness gains or losses were recorded in earnings relative to interest rate swaps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt. See Note 12, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate swaps and other financial instruments.

10.	Income taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Net deferred tax assets are recorded to the extent the Company believes these assets will more likely than not be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event OSG were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes in the period such determination is made.

Uncertain tax positions are recorded in accordance with ASC 740 on the basis of a two-step process whereby (1) OSG first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

103	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

11.	Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

12.	Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

13.	Newly issued accounting standards—On September 15, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard became effective for annual and interim goodwill impairment tests performed by the Company beginning January 1, 2012 and had no impact on the Company’s consolidated financial statements.

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

NOTE 5 — EARNINGS PER COMMON SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

For the year ended December 31,	2012	2011		2010

Net loss	$(480,114)	$(201,363	)(a)	$(122,542	)(a)
Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,339,258	30,228,441		29,498,127

(a)	Net loss has been restated for 2011 and 2010 as more fully described in Note 2, “Company Inquiry and Restatement.”

Awards of 2,383,896, 1,857,233 and 1,731,285 shares of common stock for 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and have been included in the computation of earnings per share pursuant to the two-class method.

104	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 6 — BUSINESS AND SEGMENT REPORTING:

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

105	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Segment results are evaluated based on income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and vessel impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements. Information about the Company’s reportable segments as of and for the three years ended December 31, 2012 follows:

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
2012
Shipping revenues	$343,541	$331,634	$10,156	$451,803	$1,137,134
Time charter equivalent revenues	256,843	171,881	10,071	402,051	840,846
Depreciation and amortization	83,558	43,239	5,392	69,095	201,284
Gain/(loss) on disposal of vessels, including impairments	(102,242)	(160,706)	8,085	(16,496)	(271,359)
Income/(loss) from vessel operations	(70,909)	(59,111)	(4,243)	118,397	(15,866)
Equity in income of affiliated companies	18,658	-	11,378	3,450	33,486
Investments in affiliated companies at December 31, 2012	241,198	6,000	1,700	3,500	252,398
Total assets at December 31, 2012	1,739,740	620,731	2,333	1,123,368	3,486,172
Expenditures for vessels	33,488	18,563	6	547	52,604
Payments for drydockings	20,063	7,166	-	18,761	45,990
2011 (As Restated)
Shipping revenues	337,137	321,322	13,285	377,787	1,049,531
Time charter equivalent revenues	266,429	178,823	13,228	331,721	790,201
Depreciation and amortization	74,392	35,385	5,809	64,135	179,721
Gain/(loss) on disposal of vessels	673	(71)	(29)	1,487	2,060
Income/(loss) from vessel operations	(71,033)	(42,021)	(828)	52,812	(61,070)
Equity in income of affiliated companies	8,985	-	7,157	4,413	20,555
Investments in affiliated companies at December 31, 2011	211,406	3,855	12,669	4,440	232,370
Total assets at December 31, 2011	1,848,531	878,885	22,395	1,125,634	3,875,445
Expenditures for vessels	45,654	79,492	-	62,364	187,510
Payments for drydockings	16,600	14,166	-	16,594	47,360
2010 (As Restated)
Shipping revenues	497,367	247,779	12,215	288,249	1,045,610
Time charter equivalent revenues	422,970	167,543	12,215	250,550	853,278
Depreciation and amortization	73,399	30,386	6,152	60,733	170,670
Shipyard contract termination recoveries	-	-	-	2,061	2,061
Gain/(loss) on disposal of vessels	1,351	21	(2,287)	1,076	161
Loss on write-down of vessels	12,730	-	-	16,053	28,783
Income/(loss) from vessel operations	62,283	(24,698)	(562)	10,667	47,690
Equity in income/(loss) of affiliated companies	(7,881)	-	7,091	4,383	3,593
Investments in affiliated companies at December 31, 2010	214,099	1,800	44,771	4,426	265,096
Total assets at December 31, 2010	1,876,643	790,962	53,727	1,132,905	3,854,237
Expenditures for vessels	55,810	151,110	-	214,443	421,363
Payments for drydockings	9,203	1,079	1,000	8,733	20,015

The management of the Handysize Product Carriers that were reflagged under the U.S. Flag and entered into the U.S. Maritime Security Program was transferred to the U.S. segment during 2012. As such, the results of these vessels have been removed from the International Product Carrier segment and presented in the U.S. segment for all three years presented. The joint venture with four LNG Carriers is included in Other International along with one chartered–in LPG Carrier, a chartered-in Chemical Carrier and one owned Pure Car Carrier.

106	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2012	2011	2010
Time charter equivalent revenues	$840,846	$790,201	$853,278
Add: Voyage expenses	296,288	259,330	192,332
Shipping revenues	$1,137,134	$1,049,531	$1,045,610

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	2012	2011	2010
For the year ended December 31,		(As Restated)
Total (loss)/income from vessel operations of all segments	$(15,866)	$(61,070)	$47,690
General and administrative expenses	(88,845)	(83,178)	(100,424)
Severance and relocation costs	(3,163)	-	-
Shipyard contract termination recoveries	-	-	2,061
Gain/(loss) on disposal of vessels, including impairments	(271,359)	2,060	(28,622)
Consolidated loss from vessel operations	(379,233)	(142,188)	(79,295)
Equity in income of affiliated companies	33,486	20,555	3,593
Other (expense)/income	(1,314)	2,154	1,047
Interest expense	(93,421)	(79,898)	(67,044)
Loss before reorganization items and income taxes	$(440,482)	$(199,377)	$(141,699)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2012	2011
		(As Restated)
Total assets of all segments	$3,486,172	$3,875,445
Corporate cash and securities	507,342	54,877
Other unallocated amounts	50,021	63,223
Consolidated total assets	$4,043,535	$3,993,545

107	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Certain additional information about the Company’s operations for the three years ended December 31, 2012 follows:

		International
	Consolidated	Flag	U.S. Flag
2012
Shipping revenues	$1,137,134	$685,331	$451,803
Total vessels, deferred drydock and other property at December 31, 2012	2,911,706	1,902,728	1,008,978
2011
Shipping revenues	1,049,531	671,744	377,787
Total vessels, deferred drydock and other property at December 31, 2011	3,292,946	2,293,011	999,935
2010
Shipping revenues	1,045,610	757,361	288,249
Total vessels, deferred drydock and other property at December 31, 2010	3,245,515	2,246,433	999,082

NOTE 7 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

As of December 31,	2012	2011
Vessels, at cost	$3,665,005	$3,776,344
Accumulated depreciation	(948,448)	(818,555)
Vessels, net	2,716,557	2,957,789

Construction in progress	95,283	239,768

Other property, at cost	71,306	68,999
Accumulated depreciation and amortization	(45,858)	(39,633)
Other property, net	25,448	29,366

Total Vessels and other property	$2,837,288	$3,226,923

108	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

A breakdown of the carrying values of the Company’s vessels, excluding construction in progress, by reportable segment and fleet as of December 31, 2012 and 2011 follows:

As of December 31, 2012
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$983,018	$(271,191)	$711,827	(1)	9.5	11
Suezmaxes	734	(450)	284	(2)	N/A	-
Aframaxes (includes OSG Lightering fleet)	367,859	(157,233)	210,626	(3)	11.0	8
Panamaxes	467,984	(149,874)	318,110		10.1	9
Total International Flag Crude Tankers	1,819,595	(578,748)	1,240,847		9.8	28

International Flag Product Carriers
Panamax	249,028	(33,078)	215,950		4.1	4
Handysize	449,041	(164,381)	284,660		7.8	14
Total International Flag Product Carriers	698,069	(197,459)	500,610	(4)	6.6	18

Total U.S. Flag Vessels	1,147,341	(172,241)	975,100		5.4	14

Fleet Total	$3,665,005	$(948,448)	$2,716,557		9.0	60

(1)Includes five VLCCs that are pledged as collateral under secured term loans due through 2023, as discussed in Note 11, “Debt,” with an aggregate net carrying value of $486,103.

(2)Represents capital expenditures made by the Company on bareboat chartered-in vessels.

(3)Includes three Aframaxes that are pledged as collateral under secured term loans due through 2023, as discussed in Note 11, “Debt,” with an aggregate net carrying value of $133,433.

(4)Includes five Handysize Product Carriers and two Panamax Product Carriers that are pledged as collateral under secured term loans due through 2020, as discussed in Note 11, “Debt,” with an aggregate net carrying value of $284,802.

As of December 31, 2011
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$903,878	$(234,542)	$669,336	9.2	10
Suezmaxes	1,494	(605)	889	N/A	-
Aframaxes (includes OSG Lightering fleet)	399,955	(142,683)	257,272	10.0	8
Panamaxes	464,784	(131,225)	333,559	9.1	9
Total International Flag Crude Tankers	1,770,111	(509,055)	1,261,056	9.4	27

International Flag Product Carriers
Panamax	248,349	(23,718)	224,631	3.1	4
Handysize	686,916	(145,904)	541,012	6.5	15
Total International Flag Product Carriers	935,265	(169,622)	765,643	5.5	19

Total Other International Flag Vessels	28,682	(23,998)	4,684	24.3	1

Total U.S. Flag Vessels	1,042,286	(115,880)	926,406	5.1	12

Fleet Total	$3,776,344	$(818,555)	$2,957,789	8.5	59

109	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Vessel activity, excluding construction in progress, for the three years ended December 31, 2012 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at December 31, 2009	$2,671,292	$(624,299)	$2,046,993
Purchases and vessel additions	52,026
Transfers from construction in progress	412,290
Disposals and transfers to held for sale	(52,792)	41,398
Depreciation		(124,894)
Impairment	(16,053)

Balance at December 31, 2010	3,066,763	(707,795)	2,358,968
Purchases and vessel additions	38,203
Transfers from construction in progress	710,793
Disposals	(39,415)	29,263
Depreciation		(140,023)
Impairment	-

Balance at December 31, 2011	3,776,344	(818,555)	2,957,789
Purchases and vessel additions	7,983
Transfers from construction in progress	189,105
Disposals	(29,653)	25,104
Depreciation		(154,997)
Impairment	(278,774)

Balance at December 31, 2012	$3,665,005	$(948,448)	$2,716,557

The total of purchases and vessel additions and transfers from construction in progress will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of expenditures for vessels remaining under construction at the beginning and end of each respective period.

Purchase and Construction Commitments

As of December 31, 2012, the Company had remaining commitments for vessels to be wholly owned by the Company of $41,724 on non-cancelable contracts for the construction of two Aframaxes. In October 2012, the Company executed an amendment to the construction contract for the second of its two Aframaxes, which among other things, resulted in the conversion of the vessel into an LR2, which is a coated Aframax, as well as the postponement of the vessel’s delivery from the third quarter of 2013 to the first quarter of 2014. On December 27, 2012, the Bankruptcy Court granted the Company’s motion to assume the obligations under the first contract, and on March 21, 2013, the Bankruptcy Court granted the Company’s motion to assume the obligations under the second contract.

Vessel Impairments

During the quarters ended March 31, 2010 and June 30, 2010, the Company recorded impairment charges totaling $3,607 and $25,176 (including $12,730 relating to vessel related intangible assets), respectively, to write down a total of eight vessels to their estimated fair values. These write-downs covered (i) two single-hulled International Flag Aframaxes engaged in lightering in the U.S. Gulf, (ii) four single-hulled U.S. Flag vessels, (iii) an older double-hulled U.S. Flag tanker with an inefficient gas turbine engine and (iv) a 1981-built U.S. Flag lightering ATB. The write-downs were the result of difficulties experienced in employing single-hulled vessels and changes in requirements for the Delaware Bay lightering business. All of these vessels were delivered to buyers between July 2010 and October 2011.

110	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

International Fleet

The Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of December 31, 2012, including factors such as the impact of the Chapter 11 Cases discussed in Note 3, “Bankruptcy Filing and Going Concern” above, as well as the fact that average spot rates achieved in the Company’s International Flag segments continued to face downward pressure since the industry’s cyclical downturn that began in the fourth quarter of 2008. These factors combined with the likelihood that the current markets may continue in the near term and put continued pressure on second hand tanker values, which have experienced significant declines in the past twenty-four months, were indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Accordingly, the Company performed impairment tests on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2012. The forecasted rates used in the impairment test performed at December 31, 2012 were lower than those used during the prior quarters of 2012 as there is increasing evidence (as noted in recently reduced forecasts published by analysts) that the recovery in the Crude and Products markets will be both delayed and not as pronounced (delaying recovery to historical averages). The Company also took into consideration the Company’s long-term intentions relative to certain of its older or non-core vessels, including management’s assessment of whether the Company would drydock and continue to trade them given the current and expected weak rate environment. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management took into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 10-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach by using third party appraisals. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s term loans maturing in 2020) to write-down their carrying values to their estimated fair values at December 31, 2012.

U.S. Flag fleet

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2012, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the resolution of uncertainties concerning two ATB assets employed in the Delaware Bay Lightering business (as further described below), the overall turnaround in the Company’s U.S. Flag business over the past two years and the lack of similar downward rate pressure as that seen in the international markets. Specifically, in 2012, spot rates increased due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. Shale Oil. As a result, the Company’s U.S. Flag fleet ATB’s are increasingly able to secure term charter business at rates that are sufficient to recover their carrying values.

In September 2011, Sunoco, a core customer of the Company’s Delaware Bay lightering business, announced that it would make its Marcus Hook and Philadelphia refineries available for sale. Subsequently, in December 2011, Sunoco announced that it expected to begin idling the Marcus Hook facility immediately while it continued to seek a buyer and also pursue options with third parties for alternate uses of the facility. Sunoco also announced that it intended to continue to operate the Philadelphia refinery as long as market conditions warrant. However, if a suitable transaction could not be implemented, Sunoco would permanently idle the main processing units at the Philadelphia refinery no later than August 2012. The closures, if they were to occur, could have resulted in the Company’s redeployment of the two new ATBs used in the Delaware Bay Lightering business to other locations with possible reductions in revenues earned. These two ATBs, the OSG 350 and the OSG 351, are recent newbuilds with relatively high cost bases and redeploying one or both of these vessels into the clean products trade would require modifications to be made to the vessels. Based on the tests performed it was determined that the estimated undiscounted future cash flows were expected to exceed the carrying values of each of the vessels as of December 31, 2011.

111	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

On July 2, 2012, Sunoco, announced it had entered into a joint venture agreement with a third party to take over the operations of its Philadelphia refinery. On September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, which, among other things, provided for a 50% reduction of the required minimum barrel volumes under the long-term lightering contract (see Note 17, “Leases”). The new lightering contract with Sunoco will result in both the OSG 350 and the OSG 351 continuing to be employed in the Delaware Bay lightering trade at rates that should provide for the full recovery of the cost bases of these units.

In December 2012, the Company recognized an impairment charge of $1,037 to write-down the carrying value of a spare tug boat that had been idle since mid-2011 to its estimated sales price less costs to dispose. This tug boat was subsequently delivered to buyers in April 2013.

Shipyard Contract Termination

In early 2009, OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to terminate the construction agreements covering the six ATBs and two tug boats due to the following: (1) repeated delays in vessel delivery dates from the original contract delivery dates, (2) Bender’s request for substantial price increases on all contracted vessels and (3) OSG’s concern about Bender’s ability to complete the ATBs and tug boats within contract terms, including Bender’s lack of performance under such agreements and its financial condition.

On March 13, 2009, the Company entered into a termination agreement with Bender. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units, (2) assume certain specified obligations related to construction of the units and (3) render a payment of $14,000 to a third party for the release of priority liens on the vessels being transferred to the Company. Through December 31, 2010, the amounts referred to in (1), (2) and (3) above aggregated $48,737 of which $24,484 was charged to expense from the date of the termination agreement, with the balance being capitalized as construction in progress. The Company completed construction at alternative shipyards of the two ATBs, which were delivered in March 2010 and April 2011, and the two tug boats, which were delivered in June and September 2011.

Unsecured creditors filed an involuntary petition for bankruptcy against Bender in June 2009 that was subsequently converted to a voluntary petition. In December 2010, a settlement agreement was reached by the creditors of Bender, leading to the approval by the bankruptcy court of a liquidation plan that should result in OSG making further recoveries against the $14,000 described above, which was documented as a secured loan. During 2012 and 2011, approximately $588 and $3,400 were recovered from property sales in accordance with the liquidation plan. Such recoveries are included in (gain)/loss on disposal of vessels in the consolidated statements of operations.

Vessel Acquisitions and Deliveries

During 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier.

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

Vessel Sales

In the fourth quarter of 2012, the Company delivered its Car Carrier, the Overseas Joyce, to buyers and recognized a gain of approximately $8,078 on this sale.

112	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

During 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers (one of which was classified as held for sale on the December 31, 2010 consolidated balance sheet) and the remaining chartered-in single-hulled International Flag Aframax in which it had a residual interest to buyers. The Company recognized a gain of $2,117 on these transactions. Also, in October 2011, the Company delivered the 1981-built U.S. Flag lightering ATB discussed above, to buyers, recognizing a gain of $1,464. The gain on disposal of vessels during 2011 also includes approximately $3,400 in proceeds received in connection with property sales in accordance with the Bender bankruptcy liquidation plan, as discussed above, and a loss of approximately $4,583 related to the cancellation of an order with an equipment supplier and the retirement of vessel support equipment.

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

Drydocking activity for the three years ended December 31, 2012 is summarized as follows:

For the year ended December 31,	2012	2011	2010
Balance at January 1	$66,023	$46,827	$58,535
Payments for drydocking	45,990	47,360	20,015
Sub-total	112,013	94,187	78,550
Drydock amortization	(34,382)	(27,680)	(30,530)
Amounts recognized upon sale/redelivery of vessels and non-cash adjustments	(2,605)	(484)	(1,193)
Impairments	(608)
Balance at December 31	$74,418	$66,023	$46,827

NOTE 8 — EQUITY METHOD INVESTMENTS:

The 2011 amounts disclosed below relating to the interest rate swap contracts that the Company’s LNG and FSO equity method investees, as described below, are party to have been restated to reflect the correction of an error in the estimation of the fair value of the contracts. Refer to Note 2, “Company Inquiry and Restatement,” for further details.

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2012, the Company had approximately a 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating, Storage and Offloading Service Vessels, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service (“FSO”) Vessels

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which was secured by, among other things, the service contracts and the FSOs themselves. Approximately $246,326 and $294,937 was outstanding under this secured facility as of December 31, 2012 and 2011, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of December 31, 2012 and 2011, the carrying value of the Company’s guarantee, which is included in other liabilities in the accompanying balance sheet, was $29 and $122, respectively.

113	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Conversion of both vessels to FSOs was delayed. The FSO Asia completed conversion in November 2009 but experienced mechanical problems and effective hook-up did not occur until January 5, 2010. The service contract for the FSO Africa (formerly named the TI Africa) required that its conversion to an FSO be completed and it begin providing FSO services to MOQ by January 19, 2010 (the “Africa Cancellation Date”). On January 21, 2010, MOQ issued a notice of cancellation to the joint venture partners concerning the FSO Africa service contract due to the delayed delivery. The service contracts provided for the payment of liquidated damages by the joint ventures to MOQ for delays in delivery of the FSOs. Such liquidated damages, which were paid either through the date of delivery of the FSO Asia or termination of the service contract of the FSO Africa, were expensed by the joint venture as incurred. The FSO Africa was completed on March 14, 2010 and commenced a three-year service contract with MOQ on August 30, 2010. On December 1, 2010 the joint venture entered into an agreement with the lenders to restructure the FSO Africa tranche of the loan facility reducing the balance available to borrow to $120,000, shortening the term of the loan to approximately three years and increasing the margin over LIBOR. On October 1, 2012, the FSO Africa commenced a new five-year FSO services contract with MOQ, replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provides for an increase in the daily hire rate to the same daily hire rate schedule as for the existing service contract for the FSO Asia and grants MOQ the option to extend the contract for one or two additional years.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions all of which were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $351,987 and $396,993 at December 31, 2012 and 2011, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa the Company concluded in the first quarter of 2010, that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive loss and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such charges recognized in equity in income from affiliated companies for the years ended December 31, 2012, 2011 and 2010 were $2,216, $6,574, and $9,885 respectively, As of December 31, 2012 and 2011, the joint venture had a liability of $34,872 and $39,136, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $10,053 and $9,339 at December 31, 2012 and 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheets and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa were de-designated and deemed to be ineffective.

As a result of delays in the completion of the conversion of the TI Asia to an FSO, the joint venture chartered-in the TI Oceania, a ULCC wholly-owned by the Company, as a temporary replacement unit. The Company recognized its share of the earnings related to this transaction with the joint venture. Charter hire payable by the joint venture aggregated $1,332 in 2010. Fifty percent of such amount, or $666 in has been eliminated from equity in income of affiliated companies and shipping revenues in the accompanying statement of operations.

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

114	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG-II”). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $760,293 and $790,946 at December 31, 2012 and 2011, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2012 and 2011, the joint venture recorded a liability of $181,959 and $180,696, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $90,731 and $90,100 at December 31, 2012 and 2011, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheets.

In September 2012, the LNG joint venture entered into charter addendums to, among other things, increase the operating expense portion of the charter hire rates on the LNG Carriers retroactively from June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates for the year ended December 31, 2012 was $4,103.

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

On November 14, 2012, QG II agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QGII, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014, or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of a corporate credit rating acceptable to QGII, and issuance by OSG of a replacement guarantee in a form acceptable to QG II this is binding on OSG following the consummation of a Chapter 11 reorganization plan..

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

A condensed summary of the combined assets and liabilities of the equity method investments follows:

As of December 31,	2012	2011
		(As Restated)
Current assets	$155,142	$134,064
Vessels, net	1,640,910	1,704,929
Other assets	60,362	37,033
Total assets	$1,856,414	$1,876,026
Current liabilities	$225,551	$156,670
Long-term debt and other non-current liabilities	1,680,178	1,812,519
Accumulated deficit	(49,315)	(93,163)
Total liabilities and accumulated deficit	$1,856,414	$1,876,026

As of December 31, 2012 and 2011, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,030,165 and $1,110,088, respectively, of which $783,839 and $815,151, respectively, was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

115	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

A condensed summary of the results of operations of the equity method investments follows:

For the year ended December 31,	2012	2011	2010
		(As Restated)
Shipping revenues	$368,802	$354,559	$312,409
Ship operating expenses	(240,950)	(239,885)	(217,866)
Income from vessel operations	127,852	114,674	94,543
Other expense	(1,419)	(1,364)	(1,280)
Interest expense*	(65,936)	(74,828)	(86,765)
Net income	$60,497	$38,482	$6,498

*Interest is net of amounts capitalized in connection with vessel construction of $509 in 2010

NOTE 9 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2012, the Company participates in five commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note 8, “Equity Method Investments”). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all eight arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that two of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

The FSO joint venture described in Note 8 was determined to be a VIE. The formation agreements of the joint venture state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note 8.

116	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of December 31, 2012:

Consolidated Balance Sheet
Investments in Affiliated Companies	$235,640
Other Liabilities(1)	29

(1)Represents the Company’s valuation of its several guarantee of the FSO joint venture’s debt at December 31, 2012

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2012.

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$29	$367,400

In addition, as of December 31, 2012, the Company had approximately $31,391 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2012. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

NOTE 10 — GOODWILL:

Goodwill as of December 31, 2012 and 2011 is summarized as follows:

In thousands	Crude Segment and Total
Balance at January 1 and December 31, 2012 and 2011
Goodwill	$9,589
Accumulated impairment losses	-
$9,589

Refer to Note 4, “Summary of Significant Accounting Policies,” for a description of the Company’s accounting policy for Goodwill and the results of the annual and interim impairment tests performed on the goodwill balance relating to the International Crude Tankers lightering business acquired in 2007.

117	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 11—DEBT:

Debt consists of the following:

	2012			2011
As of December 31,	Balance Prior to Financial Statement Reclassification	Amounts Classified as Subject to Compromise	Indebtedness	Indebtedness
Unsecured revolving credit facility	$1,489,000	$(1,489,000)	$-	$917,000
8.125% notes due 2018, net of unamortized discount of $2,898 and $3,368	297,102	(297,102)	-	296,632
7.50% notes due 2024	146,000	(146,000)	-	146,000
8.75% debentures due 2013, net of unamortized discount of $11 and $20	63,592	(63,592)	-	63,583
Floating rate secured term loans, due through 2023	576,982	(576,982)	-	642,677
	$2,572,676	$(2,572,676)	$-	$2,065,892

The weighted average effective interest rate for debt outstanding at December 31, 2011, which takes into consideration related interest rate swaps, was 3.6%.

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and Secured Loan Facilities have been classified as Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012.

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

At December 31, 2012, the Company had $1,489,000 outstanding under the facility. Upon the event of default, the commitments under the Unsecured Revolving Credit Facility were terminated. Accordingly, as of December 31, 2012, no funds remained available for borrowing under the facility. Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility during the pendency of the Chapter 11 Cases. In accordance with ASC 852, Reorganizations, the Company reclassified the balance outstanding under the Unsecured Revolving Credit Facility and related accrued interest and unamortized deferred financing costs to Liabilities Subject to Compromise. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Revolving Credit Facility on November 14, 2012. From November 14, 2012 to December 31, 2012, interest expense of $2,091, including $185 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise, was not recorded.

118	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Unsecured Forward Start Revolving Credit Agreement

The Company had taken steps to replace the borrowing capacity under the Unsecured Revolving Credit Facility, by entering into a $900,000 unsecured forward start revolving credit agreement on May 26, 2011, with a bank lending group that was due to mature on December 31, 2016. Under the terms of the agreement, OSG would have been able to draw on the forward start facility beginning on February 8, 2013, the date on which OSG’s Unsecured Revolving Credit Facility would have expired. Financial covenants under the unsecured forward start revolving credit agreement, which were more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements), would have first become applicable on December 31, 2012. The commitments under the unsecured forward start revolving credit agreement were terminated during the fourth quarter of 2012.

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

The Company reclassified the Unsecured Senior Notes due in 2013, 2018 and 2024 and related accrued interest and unamortized debt discount to Liabilities Subject to Compromise in the consolidated balance sheets and ceased accruing interest on November 14, 2012. From November 14, 2012 to December 31, 2012, interest expense of $5,529, including $190 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

Secured Loan Facilities

Term loans maturing in 2016 – On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

119	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

As of December 31, 2012, 15 vessels, representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under the following debt agreements:

Term loans maturing in 2020 – This facility, with an outstanding balance of $266,490 at December 31, 2012, provides secured term loans originally covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to, among other things, reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. In connection with the exchange of the MR Product Carriers previously servicing the U.S. Maritime Security Program, the Company reflagged two of the seven MR Product Carriers originally pledged as collateral under the above term loans. Accordingly, in June 2012, the lenders under this facility agreed to accept replacing the two MR Product Carriers with two Panamax Product Carriers. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheet at December 31, 2012. As of December 31, 2012, the loan-to-value ratio was estimated to approximate 84%. From November 14, 2012 to December 31, 2012, interest expense of $480, including $34 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

Term loans maturing in 2023 – This facility, with an outstanding balance of $310,492 as of December 31, 2012, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. As of December 31, 2010, the Company had unused availability of $89,807 under this facility, of which $61,548 was borrowed in January 2011 to finance the construction of one of the VLCCs. In December 2011, the Company entered into an amendment of the loan agreement which, among other things, reduced the total borrowing capacity of the facility by approximately $28,000 and reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheet on December 31, 2012. As of December 31, 2012, the loan-to-value ratio was estimated to approximate 86%. From November 14, 2012 to December 31, 2012, interest expense of $1,295, including $36 relating to the amortization of deferred financing costs which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

In conjunction with the amendments discussed above, the Company also prepaid $37,665 in principal installments due in 2012 and 2013 in December 2011.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OSG International, Inc. (“OIN”), a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii), the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements.

120	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Outstanding Letters of Credit

The Company has a $9,146 of letter of credit outstanding as of December 31, 2012. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Interest paid, excluding capitalized interest, amounted to $88,849 in 2012, $84,054 in 2011 and $59,689 in 2010.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— For publicly-traded debt, estimates of fair value are based on quoted market prices. For unsecured floating rate revolving credit facilities and secured term loans, fair value is estimated based on a model-driven approach using U.S. forward swap interest rate yield curves. At December 31, 2012, all of the Company’s debt is subject to compromise (see Note 11, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases.

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

Interest rate swaps—The fair values of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the swaps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap agreements.

Foreign Currency Contracts—The fair values of foreign currency contracts are the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap agreements.

121	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The estimated fair values of the Company’s financial instruments, other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2012 and 2011, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
December 31, 2012:
Cash and cash equivalents	$507,342	$507,342	$-
Unsecured Senior Notes	$(181,504)	$-	$(181,504)

December 31, 2011:
Cash and cash equivalents	$54,877	$54,877	$-
Debt	$(1,801,681)	$-	$(1,801,681)

Since the Company’s publicly traded debt is not actively traded, their fair value was categorized within Level 2 of the fair value hierarchy as of December 31, 2011. The Company’s debt is included in Liabilities Subject to Compromise as of December 31, 2012. Having filed the Chapter 11 Cases, the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of December 31, 2012 and such debt is excluded from the above table as of December 31, 2012. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded the fair value estimates are considered to be Level 2.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide affixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. There were no contracts outstanding as of December 31, 2012.

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. There were no bunker swap agreements outstanding as of December 31, 2012.

122	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively converted a portion of the Company’s debt from a floating to a fixed rate and were designated and qualified as cash flow hedges. At the Petition Date, the Company was a party to seven floating-to-fixed interest rate swaps with various major financial institutions covering notional amounts aggregating approximately $219,940, pursuant to which it paid fixed rates ranging from 3.3% to 4.7% and received floating rates based on LIBOR. These agreements contained no leverage features and had various final maturity dates ranging from December 2012 to August 2014. Two of the floating-to-fixed interest rate swap agreements with an aggregate notional value of $30,000 that were scheduled to mature in December 2012 were de-designated in September 2012. The related balances in accumulated other comprehensive loss aggregating $331 were reclassified into earnings during the quarter ended September 30, 2012.

The filing of the Chapter 11 Cases (see Note 3, “Bankruptcy Filing and Going Concern”) constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. Accordingly, on November 14, 2012, outstanding interest rate swap obligations (including accrued interest) totaling $ 3,566 were reclassified to Liabilities Subject to Compromise on the consolidated balance sheet and the Company de-designated all of its interest rate swaps, other than those entered into by the joint ventures in which it participates, from hedge accounting. The related balances in accumulated other comprehensive loss aggregating $1,866 were reclassified into earnings as of the Petition Date. The outstanding interest rate swap obligations as of the Petition Date represent general unsecured claims against the Company.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. At December 31, 2012, there were no foreign currency forward contracts outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. During the three years ended December 31, 2012, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 59% and 65% of consolidated voyage receivables at December 31, 2012 and 2011, respectively.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of setoff exists. The following tables present information with respect to the fair values of derivatives reflected in the balance sheet on a gross basis by transaction. The tables also present information with respect to gains and losses on derivative positions reflected in the statement of operations or in the balance sheet, as a component of accumulated other comprehensive loss. As noted above, as a result of the Chapter 11 Cases, all derivative obligations outstanding as of the Petition Date were reclassified to Liabilities Subject to Compromise as they represent general unsecured claims against the Company.

123	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate swaps:

Current portion	Prepaid expenses and other current assets	$-	Accounts payable, accrued expenses and other current liabilities	$(6,109)

Long-term portion	Other assets	-	Other liabilities	(1,109)

Foreign currency contracts:
	Prepaid expenses and other current assets	-	Accounts payable, accrued expenses and other current liabilities	-

Total derivatives designated as hedging instruments		$-		$(7,218)

Derivatives not designated as hedging instruments:

Bunker swaps:

Current portion	Prepaid expenses and other current assets	$165	Accounts payable, accrued expenses and other current liabilities	$-

Long-term portion	Other assets	-	Other liabilities	(321)

Foreign Currency Contracts:
	Prepaid expenses and other current assets	-	Accounts payable, accrued expenses and other current liabilities	(57)

Total derivatives not designated as hedging instruments		$165		$(378)
Total derivatives		$165		$(7,596)

124	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The amount reported for December 31, 2011 in the table below reflects the correction of an error described in Note 2, “Company Inquiry and Restatement.” The effects of cash flow hedging relationships on the statements of operations for the three years ended December 31, 2012 are shown below:

	Amount of Derivative Gain or (Loss)
	Recognized in Accumulated Other
	Comprehensive Loss
	(Effective Portion)
	December 31, 2012	December 31, 2011	December 31, 2010
		(As Restated)
Interest rate swaps	$(330)	$(42,819)	$(25,851)
Total	$(330)	$(42,819)	$(25,851)

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate swaps	Interest expense	$(6,096)	Interest expense	$-
Total		$(6,096)		$-

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2011	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate swaps	Interest expense	$(8,796)	Interest expense	$-
Foreign currency contracts	General and administrative		General and administrative
	expenses	602	expenses	-
Total		$(8,194)		$-

125	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2010	Location	Gain/(Loss)	Location	Gain/(Loss)
FFAs and bunker swaps	Shipping revenues	$970	Shipping revenues	$-
Interest rate swaps	Interest expense	(10,666)	Interest expense	-
Foreign currency contracts	General and administrative		General and administrative
	expenses	(2,318)	expenses	6
Total		$(12,014)		$6

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

		Year Ended
		December 31,
	Location	2012	2011	2010
FFAs and bunker swaps	Other income/(expense)	$1,376	$840	$276
Foreign currency contracts	General and administrative expenses	-	(57)	-
		$1,376	$783	$276

Fair Value Hierarchy

The following tables present the fair values, which are pre tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

		Level 1:		Level 2:
		Quoted prices in active
		markets for identical		Significant other
In thousands	Fair Value	assets or liabilities		observable inputs (1)
Assets/(Liabilities) at December 31, 2012:
Available-for-sale marketable securities	$181	$181		$-

Assets/(Liabilities) at December 31, 2011:
Trading marketable securities	$12,346	$12,346	(2)	$-
Available-for-sale marketable securities	$1,038	$1,038		$-
Derivative Assets	$165	$165	(3)	$-
Derivative Liabilities	$(7,596)	$(321	)(3)	$(7,275	)(4)

(1)	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. For foreign currency contracts and interest rate swaps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as exchange rates, interest rate yield curves and creditworthiness of the counterparty and the Company
(2)	Included in other assets in the accompanying balance sheet
(3)	Bunker swaps
(4)	Standard interest rate swaps (liability of $7,218) and foreign currency contracts (liability of $57)

126	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the year ended December 31, 2012:

		Level 2: Significant Other	Total Impairment
Description	Fair Value	Observable Inputs	Charges
Assets:
International Crude Tankers impairment – Vessels held for use(1)	$106,400	$106,400	$(101,589)
International Product Carriers impairment – Vessels held for use(1)	$139,000	$139,000	$(176,756)

(1)	Aggregate pre-tax impairment charges of $278,345 were recorded in the fourth quarter of 2012, related to 15 vessels held for use in the International Crude Tanker and International Product Carriers segments. The fair value measurement used to determine the impairment for the vessels held for use was based upon a market approach, which utilized the expected sales prices of the vessels obtained from third party appraisals. Because sales of vessels occur somewhat infrequently, the expected sales prices are considered to be Level 2.

NOTE 13 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accounts payable, accrued expenses and other current liabilities follows:

At December 31,	2012	2011
Accounts payable	$16,545	$18,554
Payroll and benefits	12,704	12,133
Interest	-	13,020
Due to owners on chartered in vessels	4,753	3,781
Drydock and repair costs	3,823	5,527
Bunkers and lubricants	14,201	9,724
Charter revenues received in advance	10,778	28,085
Insurance	1,009	625
Current portion of derivative liabilities	-	6,166
Vessel expenses	11,268	12,615
Other	24,192	14,513
	$99,273	$124,743

The decrease in charter revenues received in advance during 2012 reflects the recognition of amounts previously deferred in connection with the termination, settlement and replacement agreement with Sunoco (see Note 17, “Leases”).

NOTE 14 —TAXES:

As more fully described in Note 2, “Company Inquiry and Restatement,” the Company determined that there were errors in its previously issued financial statements and specifically its tax provision for each of the twelve years in the twelve year period ended December 31, 2011. As a result of certain credit agreements under which OIN was a co-obligor with the Company on a joint and several basis, as well as intercompany balances that exist between the Company’s domestic and international entities within the Company, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities or as a result of the intercompany balances, as discussed above.

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

127	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

For the year ended December 31, 2012, the amount borrowed under credit agreements for which OIN was a co-obligor with the Company on a joint and several basis is $1,489,000. As of December 31, 2012, the Company could be deemed to have received in the aggregate deemed dividends from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of (1) $1,194,150 in connection with the Credit Facilities and (2) $77,000 related to intercompany balances. The year in which such deemed dividends are included in taxable income is subject to ongoing discussions with the IRS. Accordingly, the Company has recorded in respect of previous years provisions for U.S. income taxes on the income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures to the extent it did not anticipate permanently reinvesting the earnings. The Company has determined that because it is in bankruptcy as of December 31, 2012, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, it is likely that there is no incremental tax expense to be recorded as of December 31, 2012.

The significant components of the Company’s deferred tax liabilities and assets follow:

	2012	2011	2011
As of December 31,		(As Reported)	(As Restated)
Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$301,301	$267,687	$267,687
Unremitted earnings of foreign subsidiaries	103,388	-	216,738
Costs capitalized and amortized for book, expensed for tax	13,058	11,391	11,391
Other—net	11,656	67	326
Total deferred tax liabilities	429,403	279,145	496,142
Deferred tax assets:
Net operating loss carryforward	4,321	110,908	40,892
Employee compensation and benefit plans	24,553	23,201	23,201
Other comprehensive income	7,349	8,533	8,533
Other—net	26,121	6,262	26,837
Total deferred tax assets	62,344	148,904	99,463
Valuation allowance	2,003	72,888	-
Net deferred tax assets	60,341	76,016	99,463
Net deferred tax liabilities	369,062	203,129	396,679
Current deferred tax liabilities	25,900	-	-
Noncurrent deferred tax liabilities	$343,162	$203,129	$396,679

As of December 31, 2012, the Company had U.S. state net operating loss carryforwards of $4,321, which are available to reduce future taxes, if any. These net operating loss carryforwards expire between 2014 and 2031.

The Company previously established a valuation allowance against deferred tax assets because the Company could not conclude that it was more likely than not that the full amount of the deferred tax assets generated primarily by vessel impairments and net operating losses would be realized through the generation of taxable income in the future. The valuation allowance associated with these federal deferred tax assets was reversed in its restated financial statements as the Company estimated that there would be sufficient taxable income to realize such deferred tax assets. The valuation allowance as of December 31, 2012 relates to state deferred tax assets.

128	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Under U.S. tax law, the unit repurchase caused a reduction to the tax basis of the vessels held by OSG America L.P. of approximately $49,000. Since the carrying book basis in these assets did not change, the result of the tax basis reduction was an increase to the deferred tax liabilities associated with these vessels. The associated tax impact was recorded as a reduction to the Company’s paid-in additional capital in 2010 in the accompanying statement of changes in equity.

The components of loss before income taxes follow:

	2012	2011	2010
For the year ended December 31,		(As Restated)	(As Restated)
Foreign	$(484,306)	$(129,051)	$(13,259)
Domestic	2,711	(70,326)	(128,440)
	$(481,595)	$(199,377)	$(141,699)

Substantially all of the above foreign losses resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the income tax (provisions)/benefits follow:

For the year ended December 31,	2012	2011	2010
		(As Restated)	(As Restated)
Current	$(28,270)	$(31,622)	$2,043
Deferred	29,751	29,636	17,114
	$1,481	$(1,986)	$19,157

Reconciliations of the actual income tax rate attributable to pretax results and the U.S. statutory income tax rate follow:

For the year ended December 31,	2012	2011	2010
		(As Restated)	(As Restated)
Actual income tax rate	0.3%	(1.0)%	13.5%
Adjustments due to:
Income not subject to U.S. income taxes	31.3%	25.2%	10.5%
State taxes, net of federal benefit	1.8%	0.0%	0.0%
Basis adjustment recognized related to liquidation of OSG America L.P.	0.0%	0.0%	1.4%
Provision for unrecognized tax benefits	(0.6)%	9.8%	11.2%
Other	2.2%	1.0%	(1.6)%
Valuation allowance	0.0%	0.0%	0.0%
U.S. statutory income tax rate	35.0%	35.0%	35.0%

129	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Unrecognized tax benefits presented on the balance sheet include interest and are reduced by available tax attributes, such as the offset of net operating loss carryforwards. Such unrecognized tax benefits are substantially related to the tax effects of the cumulative potential deemed dividends based on, a deemed repatriation of (1) $1,194,150 of foreign earnings in connection with the Credit Facilities and (2) $77,000 of foreign earnings related to intercompany balances and other issues currently under examination by taxing authorities and aggregate $326,121 and are included in current liabilities as of December 31, 2012. In addition, a noncurrent reserve of approximately $17,067 has been recorded for uncertain tax positions as of December 31, 2012, which is also substantially related to the tax effects of the cumulative potential deemed dividends.

The following is a roll-forward of the Company’s unrecognized tax benefits (excluding interest and penalties) for 2012 and 2011:

	2012	2011	2010
		(As Restated)	(As Restated)
Balance of unrecognized tax benefits as of January 1,	$361,829	$335,432	$331,241
Increases for positions taken in prior years	482	-	1,072
Decreases for positions taken in prior years	-	(36)
Increases for positions related to the current year	13,514	26,530	4,302
Amounts of decreases related to settlements	(384)	-	(812)
Reductions due to lapse of statutes of limitations	(615)	(97)	(371)
Balance of unrecognized tax benefits as of December 31,	$374,826	$361,829	$335,432

Included in the balance of unrecognized tax benefits as of December 31, 2012 and 2011, are $13,361 and $14,200, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2012 and 2011, are $361,465 and $347,629, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. Related to the unrecognized tax benefits noted above, the Company recorded interest of $8,306 during 2012 and in total as of December 31, 2012, had recognized a liability for interest of $64,024. During 2011, the Company accrued interest of $28,476 and in total as of December 31, 2011, had recognized a liability for interest of $55,719.

The Company believes that it is possible that a decrease of up to $368,539 in unrecognized tax benefits related to issues currently under examination by the taxing authorities will be settled during 2013. This amount after taking into consideration tax attributes, such as net operating loss carryforwards, and interest aggregates $326,121 and is reflected in current liabilities on the consolidated balance sheet in income taxes payable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2012, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004.

130	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 15 — CAPITAL STOCK AND STOCK COMPENSATION:

The 2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended and restated as of June 2010 (the “2004 Plan”), enables the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. A total of 1,780,524 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2012.

Restricted Stock Units

The Company granted a total of 45,000, 45,192 and 30,444 restricted stock units during the years ended December 31, 2012, 2011 and 2010, respectively, to certain of its non-employee directors. At the date of the awards the fair market value of the Company’s stock was $10.00 (2012), $26.55 (2011) and $39.41 (2010) per share. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

Restricted Common Stock, Performance Related Grants and Options

During the three years ended December 31, 2012, the Company awarded a total of 401,409 (2012), 82,544 (2011) and 71,008 (2010) shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the three years ended December 31, 2012 were $10.09 (2012), $34.90 (2011) and $43.40 (2010) per share.

During the year ended December 31, 2012, the Company granted certain of its senior officers performance awards valued at an aggregate of approximately $1,307 on the grant date. Each performance award represents a contingent right to receive cash or, at the Company’s option, shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. It is the Company’s intention (but not an obligation) to settle the awards in shares of the Company’s common stock to the extent such shares are available for issuance under the 2004 Plan on the settlement date. To the extent sufficient shares are not available for issuance under the 2004 Plan or the Compensation Committee of the Board of Directors determines not to settle the awards in shares, the awards shall be paid in cash. As a result of the current and expected availability of shares under the 2004 Plan and the Company’s intent to settle these awards in shares of the Company’s common stock if such shares are available, these cash based performance awards are being accounted for as equity awards. The Company will evaluate at each reporting date, the sufficiency of shares available under the 2004 Plan to settle the awards in shares. If at any reporting date in the future the shares available under the 2004 Plan are not sufficient, these awards would be bifurcated into the portion that can be settled in shares and the portion that would have to be settled in cash, with the latter portion being classified as a liability award.

During the three years ended December 31, 2012, the Company granted a total of 0 (2012), 232,107 (2011) and 44,142 (2010) performance related restricted stock units to certain of its employees, including senior officers. Each performance stock unit represents a contingent right to receive shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. Dividends will be paid when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of performance stock units awarded during 2011 and 2010 was $17.43 and $52.43. The performance related grants in 2011 and 2010 were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. There were no such grants made during 2012.

131	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

On December 31, 2011, a total of 47,289 performance related restricted stock units and 146,270 performance related options were forfeited since the related market related performance goals were not met. No performance related restricted stock units vested during the three years ended December 31, 2012, since the market related performance goals were not met.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock, restricted stock units and performance related awards was $6,115, $6,959 and $7,700 during each of the years ended December 31, 2012, 2011 and 2010, respectively.

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2009	362,229
Granted	145,594
Vested ($35.46 to $64.92 per share)	(140,292)
Forfeited	(15,836)
Nonvested Shares Outstanding at December 31, 2010	351,695
Granted	359,843
Vested ($39.41 to $64.92 per share)	(127,391)
Forfeited	(75,087)
Nonvested Shares Outstanding at December 31, 2011	509,060
Granted	446,409
Vested ($10.09 to $64.92 per share)	(159,530)
Forfeited	(15,345)
Nonvested Shares Outstanding at December 31, 2012	780,594

Stock Options

Options covering 2,071,668 shares are outstanding under the 2004 Plan with exercise prices ranging from $12.50 to $64.92 per share (equal to or greater than the market prices at dates of grant). Options granted under the 2004 Plan expire ten years from the date of grant.

Options covering 102,113 shares are outstanding under the 1998 stock option plan with exercise prices ranging from $18.16 to $35.70 per share (the market prices at dates of grant). Options granted under the 1998 stock option plan vested and became exercisable over a three-year period and expire ten years from the date of grant. No further options may be granted under this plan.

Options covering 31,000 shares are outstanding under the 1999 non-employee director stock option plan with exercise prices ranging from $16.35 to $44.47 per share (the market prices at dates of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vested and became exercisable over a three-year period; annual options vested and became exercisable one year from the date of the grant. All options expire ten years from the date of grant. No further options may be granted under this plan.

132	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2009	1,473,981
Granted	141,988
Forfeited	(53,763)
Exercised ($23.25 to $29.67 per share)	(19,000)
Options Outstanding at December 31, 2010	1,543,206
Granted	626,312
Forfeited	(300,831)
Exercised	-
Options Outstanding at December 31, 2011	1,868,687
Granted	377,653
Forfeited	(41,559)
Exercised	-
Options Outstanding at December 31, 2012	2,204,781
Options Exercisable at December 31, 2012	1,234,359

The weighted average remaining contractual life of the outstanding stock options at December 31, 2012 was 6.4 years. The range of exercise prices of the stock options outstanding at December 31, 2012 was $12.50 to $64.92 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2012 and 2011 were $36.54 and $41.53 per share, respectively. None of the stock options outstanding and exercisable at December 31, 2012 or that vested over the three years ended December 31, 2012 were “in-the-money.”

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2012, 2011 and 2010: risk free interest rates of 1.2%, 2.2% and 2.8%, dividend yields of 1.9%, 4.1% and 4.1%, expected stock price volatility factors of .54, .45 and .45, and expected lives of 6.0, 8.1 and 6.0 years. The weighted average grant-date fair values of options granted in 2012, 2011 and 2010 were $3.83, $5.72 and $13.53, respectively. The total intrinsic value of options exercised amounted to $359 in 2010. There were no options exercised during 2012 or 2011.

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

Compensation expense as a result of the grants of stock options described above was $1,764, $2,748 and $4,164 during each of the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, there was $10,641 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

133	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 16 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The tables below reflect the correction of an error described in Note 2, “Company Inquiry and Restatement,” above. The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	2012	2011
At December 31,		(As Restated)

Unrealized gains on available-for-sale securities	$49	$34
Unrealized losses on derivative instruments	(98,937)	(104,554)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(14,893)	(14,787)
	$(113,781)	$(119,307)

The following amounts are included in accumulated other comprehensive loss at December 31, 2012, which have not yet been recognized in net periodic cost: unrecognized transition obligation of $14 ($9 net of tax), unrecognized prior service credits of $1,128 ($733 net of tax) and unrecognized actuarial losses $24,026 ($15,617 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2013 are a loss of $7 ($5 net of tax), a gain of $248 ($153 net of tax) and a loss of $890 ($597 net of tax), respectively.

At December 31, 2012, the Company expects that it will reclassify $20,132 of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of the Company’s FSO and LNG equity method investees.

The components of the change in the accumulated unrealized loss on derivative instruments, net of related taxes follow:

	2012	2011	2010
For the year ended December 31,		(As Restated)

Reclassification adjustments for amounts included in net income/(loss), net:
Interest expense	$5,947	$8,151	$10,321
Shipping revenues	-	-	(1,707)
Change in unrealized impact of derivative instruments	(330)	(42,819)	(25,851)
	$5,617	$(34,668)	$(17,237)

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	2012	2011	2010
For the year ended December 31,		(As Restated)

Unrealized losses on derivative instruments	$(414)	$(484)	$(4,055)
Pension liabilities	(1,094)	(2,742)	93
Reclassification adjustments included in net income/(loss):
General and administrative expenses	875	50	21
Losses on derivative instruments	2,517	2,386	2,365
	$1,884	$(790)	$(1,576)

134	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 17 — LEASES:

1.	Charters-in:

As of December 31, 2012, the Company had commitments to charter-in 39 vessels. All of the charter-ins are accounted for as operating leases, of which 19 are bareboat charters and 20 are time charters. The future minimum commitments and related number of operating days under these operating leases before taking account of rejections described in Note 3, “Bankruptcy Filing and Going Concern,” above are as follows:

Bareboat Charters-in:

At December 31, 2012	Amount	Operating Days
2013	$112,887	5,537
2014	116,389	5,475
2015	119,917	5,475
2016	121,200	5,490
2017	120,520	5,475
Thereafter	266,013	10,750
Net minimum lease payments	$856,926	38,202

Time Charters-in:

At December 31, 2012	Amount	Operating Days
2013	$112,169	8,314
2014	86,136	5,580
2015	67,388	4,212
2016	51,782	3,163
2017	36,237	2,226
Thereafter	25,652	1,561
Net minimum lease payments	$379,364	25,056

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of these charters also provide the Company with renewal and purchase options.

In December 2012, the Bankruptcy Court issued orders permitting the Company to reject bareboat charter-in agreements on two Suezmaxes and three International Flag Handysize Product Carriers, originally scheduled to expire between 2014 and 2017. One Suezmax and one International Flag Handysize Product Carrier were redelivered to owners in December 2012 and the remaining three vessels were redelivered to owners in January 2013. The commitment tables above reflect the reduction in minimum commitments on the three vessels redelivered in January 2013. As of December 31, 2012, the Company recorded an estimate for lease termination costs totaling $30,187 related to the rejected charters that were redelivered in December 2012. The Company’s policy is to calculate estimates for lease termination costs related to the rejected charters using a market-participant’s discount rate. This amount is included in Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012. Refer to Note 24, “Subsequent Events,” for information on additional charter-in agreements rejected subsequent to December 31, 2012.

During the third quarter of 2010, the Company took delivery of the Overseas Kythnos, a newbuild International Flag Handysize Product Carrier, which commenced a bareboat charter-in with a term of approximately five years. In late-October 2010, OSG completed the purchase of the Overseas Kythnos and the bareboat charter-in was canceled.

On December 11, 2009, the Company entered into an agreement with American Shipping Company ASA (“AMSC”) and Aker Philadelphia Shipyard ASA (“APSI”), and certain of their affiliates and other related parties (collectively “Aker”). In connection with such agreement, OSG agreed to purchase two U.S. Flag Handysize Product Carriers (Overseas Cascade and Overseas Chinook), which vessels were previously subject to bareboat charters-in. In addition, the agreement provided that if certain conditions were satisfied by Aker, the charter-in terms of the other ten Product Carriers constructed by APSI would be extended to a period of ten years from December 11, 2009. These conditions were met during 2012 and on July 30, 2012, the Company entered into agreements with AMSC and its affiliates to extend or reduce, as applicable, the fixed term of the ten bareboat charter-in agreements to December 11, 2019.

135	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

		Revenue
At December 31, 2012	Amount	Days
2013	$327,544	8,547
2014	200,275	4,140
2015	86,400	1,428
2016	28,783	373
2017	22,347	269
Thereafter	52,085	612
Net minimum lease payments	$717,434	15,369

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $22,254 (2013), $21,375 (2014), $21,699 (2015), $22,023 (2016), $22,347 (2017) and $52,085 (thereafter), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term lightering contract; (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original lightering contract; and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized in shipping revenues during the third quarter of 2012 related to this termination, settlement and replacement agreement. The new agreement runs through April 2020.

136	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

3.	Office space:

The future minimum commitments under lease obligations for office space are as follows:

At December 31, 2012
2013	$4,648
2014	4,160
2015	3,564
2016	3,704
2017	3,599
Thereafter	9,286
Net minimum lease payments	$28,961

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $4,550 in 2012, $4,614 in 2011 and $5,013 in 2010. Refer to Note 24, “Subsequent Events,” for information on a lease agreement for office space rejected subsequent to December 31, 2012.

NOTE 18 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

In accordance with ASC 852, the pension and other postretirement benefit liabilities relating to plans associated with Debtor entities were classified as liabilities subject to compromise as of December 31, 2012.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2012, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

The Company also has obligations outstanding under an unfunded, nonqualified supplemental defined benefit pension plan, which was terminated in December 2005, to five former employees entitled to deferred benefits. The Company’s obligations to pay benefits under the unfunded, nonqualified supplemental defined benefit pension plan were terminated in connection with the Company’s filing for bankruptcy. Accordingly, the obligation has been classified as Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the consolidated balance sheets as of December 31, 2012 and 2011. On November 3, 2010, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896.

137	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Multiemployer Pension and Postretirement Benefit plans

Certain of the Company’s domestic subsidiaries are parties to collective-bargaining agreements that require them to make contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. All three plans, the American Maritime Officers (“AMO”) Pension Plan, the Seafarers Pension Plan (“SIU”) and the Marine Engineers’ Beneficial Association (“MEBA”) Defined Benefit Pension Plan are individually significant (as such term is defined in the accounting standards). This is because of the potential withdrawal liabilities under the AMO Pension Plan and the MEBA Defined Benefit Pension Plan and because the Company’s contributions to the SIU plan constitutes more than 5% of total employer contributions to the plan during the pension plan year ending in 2012.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act			Contributions made
		Zone Status			by the Company
Pension Plan	EIN / Pension Plan Number	2012	2011	Rehabilitation Plan Status	2012	2011	2010

AMO Pension Plan	13-1936709	Yellow (1)	Red (1)	Implemented	$890	$805	$773

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	448	-	-

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	416	425	374
				Total contributions	$1,754	$1,230	$1,147

(1) A “Red” Zone Status plan is a plan that is funded 65% or less and currently has a funding deficiency or a funding deficiency that is projected in the near term. A “Yellow” Zone Status plan is a plan that is greater than 65% but less than 80% funded. A “Green” Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2012 and any such contributions are subject to negotiations between the employers and the unions. In January 2012, MEBA and the employers agreed to reduce pension benefit accrual rates for future service. Additionally, MEBA and OSG agreed to contractual changes transferring pension contribution obligations to the union members through reallocation of amounts paid by OSG for wages and certain other compensation. In October 2009, the AMO plan filed with the Department of Labor as being in critical status as defined by the Pension Protection Act of 2006. The related rehabilitation plan, which was implemented in 2010, eliminated or reduced certain adjustable benefits, including cost of living adjustments, early retirement and disability pensions. In addition, AMO froze their plan effective January 1, 2010 for the future accrual of benefits and imposed a 5% surcharge during 2011 on the contribution rate per man day. The AMO plan shifted from critical to endangered status as of the end of the 2012 plan year. The MEBA and SIU plans utilized the special 29-year amortization rules under Pension Protection Act to amortize their investment losses from 2008, instead of 15 years. In order to take advantage of this extended amortization period, the plans are not permitted to increase benefits through the 2012 plan years unless the increases are funded by additional contributions and other conditions are met. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2012, the Company’s estimated withdrawal liability was approximately $7,462. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2012, the Company’s estimated withdrawal liability was approximately $30,842. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2012.

138	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The AMO, SIU and MEBA collective bargaining agreements expire in March 2015, June 2017 and June 2020, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2012.

Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of all these plans were not material during the three years ended December 31, 2012.

Postretirement Benefit plans

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan for shore-based employees and their dependents and seagoing licensed deck officers and their dependents is contributory, while the life insurance plan for all employees is noncontributory. In general, postretirement medical coverage is provided to employees hired prior to January 1, 2005 who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their beneficiaries once they reach age 65. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care and life insurance benefits at any time.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$46,854	$42,460	$6,395	$5,402
Cost of benefits earned (service cost)	-	-	195	226
Interest cost on benefit obligation	2,032	2,171	237	292
Amendments	-	-	(3,012)	-
Actuarial losses	4,374	4,445	804	599
Benefits paid	(2,238)	(2,222)	(153)	(124)
Benefit obligation at year end	51,022	46,854	4,466	6,395
Change in plan assets:
Fair value of plan assets at beginning of year	28,897	30,329	-	-
Actual return on plan assets	3,161	(634)	-	-
Employer contributions	1,545	1,348	-	-
Benefits paid	(2,211)	(2,146)	-	-
Fair value of plan assets at year end	31,392	28,897	-	-
Unfunded status at December 31	$(19,630)	$(17,957)	$(4,466)	$(6,395)

The unfunded benefit obligations for the Domestic Debtor entities’ pension and postretirement benefit plans are included in Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012.

The unfunded benefit obligations for the Company’s pension and postretirement benefit plans are included in other liabilities in the consolidated balance sheet as of December 31, 2011.

139	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Information for domestic defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2012	2011
Projected benefit obligation	$51,022	$46,854
Accumulated benefit obligation	51,022	46,854
Fair value of plan assets	31,392	28,897

	Pension benefits			Other benefits
For the year ended December 31,	2012	2011	2010	2012	2011	2010
Components of expense:
Cost of benefits earned	$-	$-	$-	$195	$226	$223
Interest cost on benefit obligation	2,032	2,171	2,212	237	292	295
Expected return on plan assets	(1,873)	(2,030)	(1,796)	-	-	-
Amortization of prior-service costs	-	-	-	(233)	(157)	(240)
Amortization of transition obligation	-	-	-	10	20	20
Recognized net actuarial loss	316	30	25	160	122	91
Net periodic benefit cost	$475	$171	$441	$369	$503	$389

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2012	2011	2012	2011
Discount rate	3.75%	4.50%	4.00%	4.50%
Rate of future compensation increases	-	-	-	-

The selection of a discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.50%	5.25%	5.50%	4.50%	5.25%	5.50%
Expected (long-term) return on plan assets	6.50%	6.75%	6.75%	-	-	-
Rate of future compensation increases	-	-	-	-	-	-

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 10% for 2013 over the actual 2012 rates, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2012	$96	$(71)
Effect on postretirement benefit obligation as of December 31, 2012	$530	$(421)

140	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Expected benefit payments are as follows:

	Pension benefits	Other benefits
2013	$2,232	$181
2014	2,313	186
2015	2,405	189
2016	2,565	193
2017	2,586	203
Years 2018-2022	14,528	1,152
	$26,629	$2,104

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2012, by asset category are as follows:

		Level 1:
		Quoted prices in active
		markets for identical
Description	Fair Value	assets or liabilities
Cash and cash equivalents	$1,432	$1,432
Equity securities:
U.S. companies	14,133	14,133
International companies	4,856	4,856
Corporate debt securities	1,992	1,992
Mutual funds(1)	2,942	2,942
U.S. Treasury securities	3,534	3,534
Mortgage-backed securities	2,503	2,503
Total	$31,392	$31,392

(1)	The mutual fund investments are invested in intermediate term bonds of government and government sponsored entities.

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company contributed $1,545, $1,348 and $2,359 to the Maritrans Plan in 2012, 2011, and 2010, respectively. The Company expects that its contribution in 2013 to the Maritrans Plan will be approximately $1,318 which includes its required contribution and amounts necessary to prevent the plan from being subject to certain benefit restrictions.

Employee Savings Plans

The Company also has defined contribution plans covering all eligible U.S. employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. The Company’s contributions to the plan during each of the three years ended December 31, 2012 were not material. All contributions to the plans are at the discretion of the Company.

The Company also has an unfunded, nonqualified supplemental savings plan (“Supplemental Executive Savings Plan”) covering highly compensated U.S. shore-based employees of the Company. This plan provides for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2012 and 2011 were $13,275 and $12,346, respectively, and are included in Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2012 and in deferred income taxes and other liabilities as of December 31, 2011.

141	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 19 —OTHER INCOME/(EXPENSE):

Other income/(expense) consists of:

For the year ended December 31,	2012	2011	2010
Investment income:
Interest	$431	$918	$1,294
Dividends	36	220	29
Gain/(loss) on sale or write-down of securities and investments	(3,166)	313	(753)
	(2,699)	1,451	570
Loss on repurchase of debt	-	(375)	-
Gain on derivative transactions	1,376	840	276
Miscellaneous—net	9	238	201
	$(1,314)	$2,154	$1,047

Proceeds from sales of available-for-sale securities and gross realized losses on such sales that were included in income before taxes during the year ended December 31, 2012 were not material. There were no sales transactions relating to available-for-sale securities during 2011 and 2010.

During 2012, 2011 and 2010, in accordance with the Company’s accounting policy on other-than-temporary declines in fair value of available-for-sale securities (see Note 4, “Summary of Significant Accounting Policies”), the Company recorded impairment losses aggregating $816, $326 and $656, respectively. The Company also recorded a $2,600 loss on a cost method investment in a joint venture the Company exited during 2012.

NOTE 20 —SEVERANCE AND RELOCATION COSTS AND AGREEMENTS WITH EXECUTIVE OFFICERS:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees were terminated in Newcastle. The Company recognized severance and relocation related costs totaling $3,163 in the year ended December 31, 2012 related to such terminations and transfer of vessel management.

On June 15, 2012, the Company entered into agreements with the Company’s then-current Chief Financial Officer and the Head of U.S. Strategic Business unit, to pay each executive officer a lump sum retention bonus of $1,500 in order to encourage their continued employment through to June 30, 2014. Each executive officer is responsible to repay the full gross amount of the retention bonus to the Company within thirty days if they are terminated by the Company for cause or resign without good reason, as defined within the agreements.

On October 12, 2011, OSG and its former Chief Executive Officer entered into two agreements. One agreement replaced the employment letter agreement dated as of January 19, 2004, as amended, and extended the time period from January 19, 2012 to October 12, 2016 for certain protection in the event of termination of employment without cause or for good reason. The other agreement amended the change of control agreement dated as of December 31, 2008, to extend its term to end on the earliest to occur of three events, one of which is a fixed date, which the letter agreement extended from January 19, 2012, to October 12, 2016. In connection with entering into the above agreements, on October 12, 2011, OSG granted to its former Chief Executive Officer premium priced stock options for 450,000 shares of common stock at an exercise price of $22.50 per share and 177,778 performance based restricted stock units that contain vesting conditions.

See Note 24, “Subsequent Events,” for additional information on resignations and terminations of executive officers subsequent to December 31, 2012.

142	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 21 — 2012 AND 2011 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The financial information presented below for the quarters prior to the third quarter of the year ended December 31, 2012 have been restated for the reasons as set forth in this Annual Report on Form 10-K as more fully described in Note 2, “Company Inquiry and Restatement.” The Company has not amended previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements.

Selected Financial Data for the Quarter Ended	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Dec. 31,
2012	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(a)	(a)
Shipping revenues	$292,378	$292,378	$291,354	$291,354	$297,505	$255,897
Gain/(loss) on disposal of vessels, including impairments	106	106	285	285	(332)	(271,418)
Total operating expenses	316,020	316,020	321,793	321,793	311,433	567,121
Loss from vessel operations	(23,642)	(23,642)	(30,439)	(30,439)	(13,928)	(311,224)
Equity in income of affiliated companies	7,080	6,908	5,538	5,401	9,869	11,308
Interest expense	23,010	23,010	22,084	22,084	23,314	25,013
Reorganization items, net	-	-	-	-	-	41,113
Income tax benefit/(provision)	1,347	(528)	(1,857)	911	(105)	1,203
Net loss	(34,813)	(36,860)	(55,326)	(52,695)	(25,786)	(364,773)
Comprehensive loss	(21,132)	(27,290)	(61,106)	(65,047)	(24,947)	(357,305)
Basic net loss per share	$(1.15)	$(1.22)	$(1.83)	$(1.74)	$(0.85)	$(12.01)
Diluted net loss per share	$(1.15)	$(1.22)	$(1.83)	$(1.74)	$(0.85)	$(12.01)
Cash and cash equivalents	$213,353	$213,353	$226,554	$226,554	$566,880	$507,342
Other receivables, including income taxes recoverable	51,763	30,329	48,994	28,882	26,118	28,900
Investments in affiliated companies	266,184	242,886	262,710	232,703	237,691	252,398
Vessels, deferred drydock and other property (c)	3,285,765	3,285,765	3,259,810	3,259,810	3,225,380	2,911,706
Total assets	4,201,064	4,156,332	4,151,334	4,101,215	4,384,695	4,043,535
Income taxes payable, including current portion of uncertain tax positions and deferred taxes (b)	368	368	366	366	366	355,699
Deferred income taxes and other liabilities, including non-current reserve for uncertain tax positions	277,247	791,626	280,508	793,441	795,060	397,941
Current installments on long-term debt	283,097	283,097	292,412	292,412	1,525,266	-
Long-term debt (d)	1,961,418	1,961,418	1,952,240	1,952,240	1,049,049	-
Liabilities Subject to Compromise (d)	-	-	-	-	-	2,652,537
Total liabilities	2,665,009	3,179,388	2,674,281	3,187,214	3,493,616	3,509,289
Paid-in additional capital	410,517	410,517	411,853	411,853	413,875	414,411
Retained earnings	2,005,218	1,467,734	1,949,892	1,415,039	1,389,253	1,024,480
Accumulated other comprehensive loss	(88,110)	(109,737)	(93,889)	(122,088)	(121,249)	(113,781)
Total equity	1,536,055	976,944	1,477,053	914,001	891,079	534,246

143	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(a)	Financial information for the third and fourth quarter or full year 2012 had not been reported prior to the aforementioned restatement.
(b)	Income taxes payable for the quarters ended March 31, 2012 and June 30, 2012 were previously reported as a component of the balance sheet line entitled “Accounts payable, accrued expenses and other current liabilities” of $135,559 and $142,605, respectively. Disaggregated amounts for income taxes payable are presented here to conform to the September 30, 2012 and December 31, 2012 balance sheet presentation.
(c)	As discussed in Note 7, “Vessels, Deferred Drydock and Other Property,” impairment charges aggregating $279,382 were recorded in the fourth quarter.
(d)	As discussed in Note 3, “Bankruptcy Filing and Going Concern,” and Note 11, “Debt,” the Debtors filed a petition for relief under Chapter 11 and its debt agreements are classified as Liabilities Subject to Compromise. From November 14, 2012 to December 31, 2012, interest expense of $9,395 was accordingly not recorded.

Selected Financial Data for the Quarter Ended	March 31,	March 31,	June 30,	June 30,
2011	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Shipping revenues	$263,668	$263,668	$271,738	$271,738
Gain/(loss) on disposal of vessels, including impairments	(868)	(868)	1,455	1,455
Total operating expenses	289,509	289,509	295,784	295,784
Loss from vessel operations	(25,841)	(25,841)	(24,046)	(24,046)
Equity in income of affiliated companies	5,642	5,642	3,930	3,930
Interest expense	17,739	17,739	19,134	19,134
Income tax benefit/(provision)	1,556	(13,376)	1,220	6,621
Net loss	(34,558)	(49,490)	(37,308)	(31,907)
Comprehensive loss	(25,127)	(40,059)	(46,851)	(41,450)
Basic net loss per share	$(1.15)	$(1.64)	$(1.24)	$(1.06)
Diluted net loss per share	$(1.15)	$(1.64)	$(1.24)	$(1.06)
Cash and cash equivalents	$257,681	$257,681	$204,276	$204,276
Other receivables, including income taxes recoverable	59,827	38,038	61,996	40,207
Investments in affiliated companies	277,185	277,185	265,745	265,745
Vessels, deferred drydock and other property	3,261,845	3,261,845	3,272,572	3,272,572
Total assets	4,266,842	4,245,053	4,228,472	4,206,683
Deferred income taxes and other liabilities, including non-current reserve for uncertain tax positions	273,961	794,094	273,358	788,090
Current installments on long-term debt	50,844	50,844	51,785	51,785
Long-term debt	2,010,130	2,010,130	2,031,496	2,031,496
Total liabilities	2,493,358	3,013,491	2,525,754	3,040,486
Paid-in additional capital	405,259	405,259	408,002	408,002
Retained earnings	2,231,880	1,689,958	2,167,861	1,631,340
Accumulated other comprehensive loss	(67,457)	(67,457)	(77,000)	(77,000)
Total equity	1,773,484	1,231,562	1,702,718	1,166,197

144	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Selected Financial Data for the Quarter Ended	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
2011	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Shipping revenues	$256,379	$256,379	$257,746	$257,746
Gain/(loss) on disposal of vessels, including impairments	(233)	(233)	1,706	1,706
Total operating expenses	308,751	308,751	297,675	297,675
Loss from vessel operations	(52,372)	(52,372)	(39,929)	(39,929)
Equity in income of affiliated companies	3,523	2,204	8,959	8,779
Interest expense	21,097	21,097	21,928	21,928
Income tax benefit/(provision)	329	10,206	1,857	(5,437)
Net loss	(71,080)	(62,522)	(49,970)	(57,444)
Comprehensive loss	(94,913)	(100,766)	(50,928)	(61,507)
Basic net loss per share	$(2.35)	$(2.07)	$(1.65)	$(1.90)
Diluted net loss per share	$(2.35)	$(2.07)	$(1.65)	$(1.90)
Cash and cash equivalents	$156,347	$156,347	$54,877	$54,877
Other receivables, including income taxes recoverable	57,149	35,360	52,337	30,548
Investments in affiliated companies	237,687	221,957	251,385	232,370
Vessels, deferred drydock and other property	3,298,660	3,298,660	3,292,946	3,292,946
Total assets	4,155,429	4,117,910	4,034,349	3,993,545
Deferred income taxes and other liabilities, including non-current reserve for uncertain tax positions	272,267	777,122	277,050	789,199
Current installments on long-term debt	54,879	54,879	14,990	14,990
Long-term debt	2,071,362	2,071,362	2,050,902	2,050,902
Total liabilities	2,551,783	3,056,638	2,479,104	2,991,253
Paid-in additional capital	410,491	410,491	413,016	413,016
Retained earnings	2,090,042	1,562,079	2,040,031	1,504,594
Accumulated other comprehensive loss	(100,833)	(115,244)	(101,791)	(119,307)
Total equity	1,603,646	1,061,272	1,555,245	1,002,292

The restatements did not affect total net cash flows from operating, investing or financing activities for any of the quarters in the years ended December 2012 and 2011.

NOTE 22 — CONDENSED COMBINED FINANCIAL STATEMENTS OF DEBTOR SUBSIDIARIES:

In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of December 31, 2012 and for the year ended December 31, 2012. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

145	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Total
Combined
Debtor
Combined Balance Sheet Information at December 31, 2012	Entities
ASSETS
Current Assets:
Cash and cash equivalents	$471,726
Voyage receivables	178,635
Other receivables	38,153
Inventories	15,532
Prepaid expenses and other current assets	40,070
Total Current Assets	744,116
Vessels and other property, less accumulated depreciation	2,849,331
Deferred drydock expenditures, net	74,418
Total Vessels, Deferred Drydock and Other Property	2,923,749
Investments in Affiliated Companies	252,098
Intangible assets, less accumulated amortization	71,736
Goodwill	9,668
Investments in subsidiaries	147,921
Pre and Post-petition intercompany loans receivable and accrued interest	76,611
Pre-petition intercompany receivables	2,233,404
Post-petition intercompany receivables	927
Other Assets	26,767
Total Assets	$6,486,997

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$84,477
Deferred income taxes	25,900
Income taxes payable, including reserve for uncertain tax positions of $326,121	329,922
Total Current Liabilities	440,299

Noncurrent Liabilities:
Reserve for Uncertain Tax Positions	17,067
Deferred Gain on Sale and Leaseback of Vessels	3,839
Deferred Income Taxes	346,620
Other Liabilities	29,326
Post-petition intercompany payables	47,075
Liabilities Subject to Compromise, including pre-petition intercompany payables	4,811,562
Total Liabilities	5,695,788
Equity:
Total Equity	791,209
Total Liabilities and Equity	$6,486,997

146	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

For the year ended December 31, 2012	Total Combined Debtor Entities

Shipping Revenues:
Pool revenues	$240,487
Time and bareboat charter revenues	299,220
Voyage charter revenues	583,253
Sunoco termination fee	13,300
1,136,260
Operating Expenses:
Voyage expenses	297,652
Vessel expenses	283,858
Charter hire expenses	368,298
Depreciation and amortization	201,670
General and administrative	66,544
Loss on disposal of vessels, including impairments	271,295
Total Operating Expenses	1,489,317
Loss from Vessel Operations	(353,057)
Equity in Income of Affiliated Companies	33,486
Operating Loss	(319,571)
Other Income/(Expense)	(21,684)
Loss before Interest Expense, Reorganization
Items and Income Taxes	(341,255)
Interest Expense	(93,421)
Loss before Reorganization Items and Income
Taxes	(434,676)
Reorganization Items, net	(41,113)
Loss before Income Taxes	(475,789)
Income Tax Benefit	1,485
Net Loss	$(474,304)

147	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

For the year ended December 31, 2012	Total Combined Debtor Entities
Cash Flows from Operating Activities:
Net loss	$(474,304)
Items included in net loss not affecting cash flows:
Depreciation and amortization	201,670
Loss on write-down of vessels	279,382
Amortization of deferred gain on sale and leasebacks	(5,905)
Amortization of debt discount and other deferred financing costs	3,198
Deferred financing costs write-off	12,540
Compensation relating to restricted stock and stock option grants	7,076
Dedesignation of interest rate swap agreements	1,866
Deferred income tax benefit	(30,065)
Undistributed earnings of affiliated companies	(22,771)
Deferred payment obligations on charters-in	5,600
Reorganization items, non-cash	34,676
Loss on sublease contracts	895
Other – net	7,190
Items included in net loss related to investing and financing activities:
Loss on sale or write-down of securities and other investments - net	3,132
Gain on disposal of vessels – net	(8,087)
Payments for drydocking	(45,990)
Changes in operating assets and liabilities	(29,245)
Net cash used in operating activities	(59,142)

Cash Flows from Investing Activities:
Proceeds from sale of investments	12,979
Proceeds from disposal of vessels	12,886
Expenditures for vessels and other property	(54,625)
Distributions from affiliated companies	6,608
Other – net	564
Net cash used in investing activities	(21,588)
Cash Flows from Financing Activities:
Purchases of treasury stock	(307)
Issuance of debt, net of issuance costs and deferred financing costs	572,000
Payments on debt	(63,990)
Issuance of common stock upon exercise of stock options	68
Net cash provided by financing activities	507,771
Net increase in cash and cash equivalents	427,041
Cash and cash equivalents at beginning of year	44,685
Cash and cash equivalents at end of year	$471,726

148	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTE 23 — CONTINGENCIES:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 3, “Bankruptcy Filing and Going Concern,” to the accompanying consolidated financial statements for additional information.

Class Action Lawsuits

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suits are on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs seek recovery of such losses from the defendants. The Bankruptcy Court has stayed the suits against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to motions to dismiss, until September 2013, subject to the Company’s right to request further extensions.

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

149	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Excise Tax Case

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year-ended December 31, 2011 and such amounts are included in other receivables in the accompanying consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable. This position is supported by the Tax Division’s Office of Review’s approval of a recommendation to concede in favor of the Company’s claims and avoid a court trial. As of December 31, 2012, the recommendation is pending the final approval of the Office of the Assistant Attorney General at the U.S. Department of Justice. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of December 31, 2012, as the Company does not believe there is any one amount within the range of likely losses (from $0 to $3,500) that is a better estimate than another.

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

NOTE 24 — SUBSEQUENT EVENTS:

Subsequent to December 31, 2012, the Bankruptcy Court has approved the Company’s rejection of leases on 23 chartered-in International Flag vessels. The Company entered into new charter agreements with the owners of eight of these vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court, at lower rates. Twelve vessels (One Suezmax, one Aframax, two Panamax Product Carriers and eight Handysize Product Carriers) were redelivered to their owners as of March 31, 2013 and an additional three Handysize Product Carriers were redelivered to owners in April 2013.

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

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards. Also, in April 2013, thirty-seven employees, including three senior executive officers of the Company were terminated as part of a reduction in force. The Company expects to record approximately $3,714 in severance related costs during 2013.

On March 22, 2013, the Company entered into an agreement with its current President and Chief Executive Officer who assumed that role in February 2013, confirming the terms of his employment with the Company (the “Letter Agreement’). The terms of the Letter Agreement were subsequently approved by the Bankruptcy Court and provide for the waiver of any and all rights, claims or causes of action that the Company may have, including, without limitation, claims pursuant to Sections 547 and 548 of the Bankruptcy Code, with respect to payments such executive officer received in connection with his June 15, 2012 letter agreement with the Company described in Note 20 above, conditioned upon such waiver remaining effective only in the event that either (1) he remains continuously employed with the Company through the date on which the Company emerges from the proceedings under Chapter 11 or (2) his employment is terminated in connection with a divestiture of one or more of the Company’s assets or businesses. Furthermore, the agreement provides for an allowed administrative claim against OSG Ship Management, Inc., a wholly owned subsidiary of the Company, pursuant to Section 503(b)(1)(A) of the Bankruptcy Code, for amounts totaling $6,399 owed to the President and Chief Executive Officer under the Company’s Supplemental Executive Savings Plan. This provision is subject to his continued employment with the Company through December 1, 2014.

150	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Overseas Shipholding Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, and changes in equity and cash flows present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the following: the Company having insufficient processes to (i) identify and evaluate adequately the income tax accounting of Section 956, including with regard to certain provisions of credit agreements involving domestic and international entities within the Company; (ii) provide reasonable assurance that any potential income tax consequences related to Section 956 were brought to the attention of the Company’s Audit Committee, Board or its independent registered public accounting firm on a timely basis; and (iii) consider credit enhancements when assessing the credit risk of the Company as required by GAAP, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2011 and 2010 consolidated financial statements to correct errors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is currently operating pursuant to a Chapter 11 bankruptcy filing that raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to the bankruptcy are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/PricewaterhouseCoopers LLP

New York, New York

August 26, 2013

151	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based on that evaluation, and considering the material weaknesses in internal control over financial reporting described below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company has taken remedial action with respect to such material weaknesses and is continuing to consider the appropriateness of other measures as more fully described below.

(b)	Management’s report on internal control over financial reporting.

Management of the Company is responsible for the establishment and maintenance of adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the provisions of “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Due to the material weaknesses described below, management has concluded the Company’s internal control over financial reporting was not effective as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that the Company did not design or maintain effective internal controls as of December 31, 2012 related to accounting for income taxes and the valuation of interest rate swaps. Specifically, the following material weaknesses were identified:

152	Overseas Shipholding Group, Inc.

Income Taxes: The Company had insufficient processes to (i) identify and evaluate adequately the income tax accounting of Section 956 including with regards to certain provisions of credit agreements involving domestic and international entities within the Company and (ii) provide reasonable assurance that any potential income tax consequences related to Section 956 were brought to the attention of the Company’s Audit Committee, Board or independent registered public accounting firm on a timely basis. The Company has determined that its previously issued financial statements should not be relied upon, and should be restated, with regard to these income tax consequences. Accordingly, the Company has restated in this Form 10-K the previously issued consolidated financial statements for the two years ended December 31, 2011, and for each of the fiscal interim periods in 2011and the fiscal interim periods ended March 31, 2012 and June 30, 2012 included in the supplemental quarterly unaudited footnote included in the Form 10-K, to correct for the reported income tax (provisions)/benefit, net (loss)/income, basic and diluted net (loss)/income per share attributable to Overseas Shipholding Group, Inc., noncurrent deferred federal income tax liabilities, reserve for uncertain tax positions and income tax recoverable in such consolidated financial statements. In addition, the Company has provided in this Form 10-K adjustments of certain items for years prior to 2010, beginning with the year ended December 31, 2000.

Interest Rate Swap Valuation: The Company had insufficient processes related to the valuation of interest rate swap derivative contracts of certain of the Company’s equity method investees. Specifically, the Company did not consider credit enhancements when assessing the credit risk of the Company as required by GAAP. The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2011, and for each of the fiscal interim periods in 2011 and the fiscal interim periods ended March 31, 2012 and June 30, 2012 included in the supplemental quarterly unaudited footnote included in the Form 10-K, to correct for the reported equity income in affiliated companies, net (loss)/income, basic and diluted net (loss)/income per share attributable to Overseas Shipholding Group, Inc., other comprehensive income/(loss), comprehensive loss and investments in affiliated companies in such consolidated financial statements.

Additionally, these material weaknesses could result in further misstatement of the account balances or disclosures in question that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Remediation Actions to Address Material Weaknesses

Since December 31, 2012, the Company has implemented or will implement the following additional controls and procedures in our internal control over financial reporting that serve to remediate the income tax material weaknesses described above:

•	Updated and enhanced income tax-related policies, procedures and processes, including a process for analyzing the impact of changes in income tax laws on existing credit agreements, an income tax review of intercompany balances and approval process for new credit agreements and the dedication of additional resources to implement these process improvements.

•	Changes in the oversight of tax compliance, including a formal review process for the calculation of the income tax provision.

•	Development of additional procedures to be followed in connection with providing information regarding income tax issues to the Company’s Audit Committee, Board and independent registered public accounting firm.

The Company is planning training initiatives for all employees affected by revision to its policies and procedures, as well as specialized training with respect to income tax considerations for relevant employees.

Since December 31, 2012, the Company updated procedures that serve to remediate the interest rate swap material weakness described above. The Company has revised its procedures to provide reasonable assurance that interest rate swap valuation methods applied by the Company properly account for credit enhancements when assessing the Company’s credit risk.

The Company is committed to remediating the material weaknesses that existed at December 31, 2012 and believes that the remedial actions that the Company has taken and intends to take will be sufficient to remediate the material weaknesses.

153	Overseas Shipholding Group, Inc.

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

154	Overseas Shipholding Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company has eight directors. All of the directors were elected as directors at the Company’s Annual Meeting of Stockholders held on June 14, 2012 to serve for the ensuing year and until their successors are elected and qualify. The table below sets forth the name and age of each director and year such directors was first elected. Messrs. Oudi Recanati and Ariel Recanati are first cousins.

Name and Age	Served as Director Since

Oudi Recanati, 64	1996

Thomas B. Coleman, 70	2003

Charles A. Fribourg, 56	2001

Joel I. Picket, 75	1989

Ariel Recanati, 50	1999

Thomas F. Robards, 67	2005

Jean-Paul Vettier, 68	2006

Michael J. Zimmerman, 62	2000

Oudi Recanati Mr. Recanati is a Director of several privately owned companies engaged in finance and investment. Mr. Recanati was Co-Chairman from 1999 until 2002 and Co-Chief Executive Officer from 1996 until 2002 of IDB Holding Corporation Ltd., a diversified investment and financial holding corporation. For more than five years prior to 1998, he was Chairman of Y.L.R. Capital Markets Ltd., an investment banking company.

Mr. Recanati served as a Director of Union Bancaire Privée in Switzerland from 2003 until 2007. Previously, he was Chairman of the Board of Directors of Discount Bank and Trust Company in Switzerland. Active in both public and philanthropic activities, Mr. Recanati is the Chairman of the Board of various schools, research institutions and community service organizations.

Mr. Recanati has extensive experience guiding complex organizations and has strong operational and management expertise. He holds a bachelor of arts degree from Hebrew University and a master of business administration degree from Tel Aviv University. He is Chairman of the Corporate Governance and Nominating Committee and is a member of the Compensation Committee.

Thomas B. Coleman Mr. Coleman has been employed by International Tank Terminals, L.L.C. since 1965 and has served as its President since 1972. He has also served as Chief Executive Officer of its affiliates International-Matex Tank Terminals and IMTT—Bayonne since their formation in 1975 and 1983, respectively. These companies own and operate deepwater bulk liquid terminals and provide worldwide liquid logistic services.

Mr. Coleman has served on the Boards of Directors of Hibernia National Bank, Freeport-McMoRan, Jefferson Guaranty Bank, and Superior Offshore International, Inc. He is a past Chairman of the Independent Liquid Terminals Association, the New Orleans Chamber of Commerce, The Louisiana Nature Conservancy, and Junior Achievement. He is active in the Chief Executives Organization, World Presidents’ Organization, Business School Council of Tulane University, the Whitney Museum of American Art National Committee and other community organizations.

155	Overseas Shipholding Group, Inc.

Mr. Coleman brings broad operational and management experience to the Board. Mr. Coleman holds degrees in business and industrial engineering from Stanford University. He is a member of the Compensation Committee.

Charles A. Fribourg Mr. Fribourg joined Continental Grain Company in August 1980. Continental Grain is a diversified international agribusiness company headquartered in New York City. For more than the past five years, Mr. Fribourg has served as Directeur Général of Finagrain Compagnie Commerciale Agricole et Financière S.A. in Geneva, Switzerland (also known as Arlon Group (Europe) S.A.), an agribusiness investment holding company and subsidiary of Continental Grain.

Mr. Fribourg has held numerous positions at Continental Grain during the last 30 years, including Senior Vice President and General Manager of the Latin American Division; General Manager EEC, Europe; Product Manager, International Meals/Derivatives, Geneva; Merchandising Manager, International Proteins/Derivatives; Commercial Manager/France; and Merchandising Manager. He has been a member of the Board of Directors of Continental Grain since 2001.

Mr. Fribourg has deep operational, investment and management experience. He holds a bachelor of science degree in political science from Connecticut College and a master of international management degree from the American Graduate School of International Management. He is Chairman of the Compensation Committee and a member of the Corporate Governance and Nominating Committee.

Joel I. Picket Mr. Picket is Chairman of the Board and Chief Executive Officer of Gotham Organization, Inc. Mr. Picket took charge of Gotham in 1965 and has led the evolution of the now 83-year old company from what was strictly a general contracting business to a multidimensional, full-service real estate firm active in general contracting, construction management and development management, both of its own and third-party properties. Mr. Picket is responsible for the diversity of Gotham’s portfolio, which includes construction and development of residential, commercial, medical, educational and hotel properties in the New York metropolitan area. Gotham is one of the largest privately held construction contractors in the United States and has constructed more than 30,000 residential units and has an overall construction portfolio in excess of 20 million buildable square feet.

Mr. Picket is Vice Chairman of the Board of Trustees of Continuum Health Partners, Inc., one of the largest nonprofit hospitals systems in New York City, and its constituent hospitals. Mr. Picket is a Member of the Cornell University Council; a Board Member of the Richard Tucker Music Foundation; a member of the Board of the Foundation for the National Archives and the Park Avenue Armory; a Trustee, from 1998 until the present, and a Fellow Trustee, from 2009 to present, of Fordham University; a Member of the Board of Governors and Executive Committee of the Real Estate Board of New York; and a Board Member of the New York Philharmonic.

Mr. Picket brings more than 50 years of operational and management experience to the Board as well as in depth knowledge of the Corporation resulting from serving 24 years as a director. Mr. Picket holds a bachelor of arts degree from Cornell University. He is a member of the Audit Committee and the Corporate Governance and Nominating Committee.

Ariel Recanati Mr. Ariel Recanati is the President and Director of Maritime Overseas Corporation (‘MOC’), a private family management company, and has held such position for more than the past five years. Mr. Recanati also is Chairman of Waterlogic Plc, a public company engaged in the design, manufacture, distribution, rental, leasing and servicing of point of use water filtration and purification systems. He was the Senior Vice President and Chief Strategic and Planning Officer of the Corporation from 1998 until 2003. Prior to that, he held numerous positions with subsidiaries of the Corporation, including Vice President of Chartering and Managing Director of the Corporation’s management subsidiary in the United Kingdom.

Mr. Recanati is active in several educational and philanthropic organizations, serving as an advisory board member of Mount Sinai Global Health in New York City and as Chairman of the Executive Committee of the Leon Recanati Institute for Maritime Studies at the University of Haifa. He previously served as a member of the Board of Trustees of The Dalton School in New York City.

Mr. Recanati brings extensive knowledge of the Corporation and the shipping industry to the Board. Mr. Recanati is a graduate of the London School of Economics. He is a member of the Audit Committee.

156	Overseas Shipholding Group, Inc.

Thomas F. Robards Mr. Robards is principal of Robards & Company LLC, an investment advisory and consulting services company, and has held such position for more than the past five years. Mr. Robards was Senior Vice President, Chief Financial Officer and member of the President’s Council of the American Museum of Natural History from 2003 until 2004. He was Chief Financial Officer and a member of the Management Executive Committee of Datek Online Holding Corporation from 2000 until 2003, when it was acquired by Ameritrade. He was employed at Republic New York Corporation from 1976 to 2000 where, among other duties, he served as Chief Financial Officer, Executive Vice President and a member of the Management Executive Committee.

Mr. Robards has been a Director of HSBC Investor Funds, a mutual fund company, since 2004 and is Chairman of its Audit Committee. He is also a director of Ellington Financial LLC, an investment company, Chairman of its Board and of its Audit Committee and a member of its Compensation Committee. He was a Director of Financial Federal Corporation, a New York Stock Exchange-listed specialty finance company from 1999 until 2006 and served as Chairman of its Audit Committee. He also served on the Boards of Directors of ContiFinancial Corporation, a mortgage organization and servicing company, from 1999 until 2000 and Republic New York Corporation, a New York Stock Exchange listed bank holding company, from 1997 until 1999.

Mr. Robards’ past and present community affiliations include his work as Treasurer and Director of the National Down Syndrome Society; Chairman of the Finance Committee and Director of the Big Apple Circus; and Co-founder of the Cooke Center for Learning and Development. He has been a member of the Columbia Teachers College President’s Business Advisory Board.

Mr. Robards has extensive financing and accounting experience. Mr. Robards holds a bachelor of arts degree from Brown University and a master of business administration degree from Harvard Business School. He is Chairman of the Audit Committee.

Jean-Paul Vettier Mr. Vettier is the Chief Executive Officer of Petroplus Holdings AG, an independent refiner and wholesaler of petroleum products, and has held such position since September 2009. On January 25, 2012, Petroplus Holdings AG filed an insolvency petition in Switzerland. Mr. Vettier serves as a director of DOMO Chemicals NV, a privately owned Belgium chemical company, and NOVACAP SA, a privately owned French chemical company. He was senior advisor to First Reserve Corporation, a private equity firm, and Roland Berger Strategy Consultants, a consulting firm, from 2006 until 2009. Prior to consulting, Mr. Vettier held executive positions for 15 years at Total, the international energy corporation, including Chairman and Chief Executive Officer of Total Refining & Marketing, Chairman and Chief Executive Officer of TotalFinaElf Refining & Marketing and Executive Vice President of Refining and Marketing. He also served as President of Europia, the European Petroleum Industry Association focused on environment, product and policies issues affecting the energy industry in the European Union. Prior to joining Total, he held positions at Orkem and Rhone-Poulenc. From 2006 until 2009, Mr. Vettier was a director of Dresser-Rand Group, Inc. and SNC Lavalin Group, Inc.

Mr. Vettier brings to the Board broad operational and management expertise and extensive knowledge of the energy industry. Mr. Vettier holds a degree in Law and Economics from the University of Paris. He is a Knight of the French National Order of Merit and of the French Legion of Honor. He is a member of the Compensation Committee.

Michael J. Zimmerman Mr. Zimmerman is Executive Vice President and Chief Financial Officer of Continental Grain Company, a diversified international agribusiness company headquartered in New York City, and a member of the Investment Committee of Arlon Group LLC, its investment affiliate. Mr. Zimmerman is responsible for the financial and strategic initiatives within Continental Grain’s established operations, as well as investment activities in new and related areas.

Prior to joining Continental Grain in 1996, Mr. Zimmerman was a Managing Director at Salomon Brothers, where he held numerous senior-level positions in the company’s investment banking and firm investment areas. Mr. Zimmerman is a Director of Stifel FinancialCorp. and has also served as a director of KBW, Inc., Financial Federal Corporation and Premium Standard Farms, Inc., and an advisory director of Smithfield Foods, Inc. He is active in several educational, religious and philanthropic organizations, including serving as a Trustee and Chairman of the Finance Committee of Continuum Health Partners, Inc., one of the largest nonprofit hospital systems in New York City.

157	Overseas Shipholding Group, Inc.

Mr. Zimmerman brings extensive experience in acquisitions, capital markets, investments and financing to the Board as well as broad operational and management expertise. He holds a bachelor of arts degree from Trinity College and is an honors graduate of Harvard Business School, where he received a Master of Business Administration degree. Mr. Zimmerman is the nonexecutive Chairman of the Board of the Corporation and is a member of the Corporate Governance and Nominating Committee.

Executive Officers

The table below sets forth the name and age of each executive officer of the Company and the date such executive officer was elected to his current position with the company.

Name	Age	Position Held	Has Served as Such Since
Robert E. Johnston	65	President and Chief Executive Officer	February 2013

John J. Ray III	54	Chief Reorganization Officer	November 2012

Ian T. Blackley	58	Senior Vice President,	May 2009
		Chief Financial Officer and Treasurer	April 2013

James I. Edelson	56	Senior Vice President,	March 2010
		General Counsel and	January 2005
		Secretary	March 2005
Lois K. Zabrocky	43	Senior Vice President and	June 2008
		Head of International Flag Strategic Business Unit	February 2013

Henry P. Flinter	48	Vice President and Head of U.S. Flag Strategic Business Unit	July 2013

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, and until the election and qualification of his or her successor. There is no family relationship between the executive officers.

Mr. Johnston served as Senior Vice President of the Company from October 1998, and as Head of the U.S. Flag Strategic Business Unit from January 2009, until his election as President and Chief Executive Officer in February 2013. He served as Head of Shipping Operations from September 2005 until his appointment as Head of the U.S. Flag Strategic Business Unit. Mr. Ray is a Senior Managing Director of Greylock Partners, LLC and Avidity Partners LLC, each a consulting firm wholly owned by Mr. Ray that specializes in corporate reorganization, operations improvement, interim management and bankruptcy case management. He has previously served as interim chief executive officer, chief reorganization officer and in similar roles for various public and private companies, including Nortel Networks, Inc. since 2009 and Enron Corporation from 2004, in both cases after such companies began their Chapter 11 bankruptcy proceedings. Mr. Blackley served as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd from September 2005, and Head of International Shipping from January 2009, until his appointment as Chief Financial Officer and Treasurer in April 2013. Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Units from May 2011 until her appointment as Head of International Flag Strategic Business Unit. She served as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior thereto. Mr. Flinter served as interim Head of the U.S. Flag Strategic Business Unit from February 2013 until July 2013 and served as Chief Financial Officer of the U.S. Flag Strategic Business Unit from January 2009 until February 2013. He was Vice President of Corporate Finance of OSG Ship Management, Inc. from November 2005 until January 2009 and served as Assistant Vice President of Accounting from January 2002 until November 2005.

158	Overseas Shipholding Group, Inc.

16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any persons holding more than 10% of the Company’s Common Stock are required to report their ownership of Common Stock, on a timely basis, to the SEC. Based on material provided to the Company, all such reports were filed on a timely basis in 2012.

Code of Ethics and Audit Committee

Code of Ethics

The Company has adopted a code of ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company directors and employees from hedging their ownership of securities of the Corporation. In addition, the Corporation has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. The Code of Ethics, the Insider Trading Policy and the Anti-Bribery and Corruption Policy are posted on the Company’s website, which is www.osg.com, and are available in print upon the request of any stockholder of the Company. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

Audit Committee

The Company has an Audit Committee of its Board of Directors. The Audit Committee has a charter that is posted on the Company’s website and is available in print upon the request of any stockholder of the Company.

The Audit Committee is required to have no fewer than three members all of whom must be and are independent directors under the standards set forth in the Company’s Corporate Governance Guidelines, which are posted on the Company’s website. The standards in the Corporate Governance Guidelines are the same standards established by the New York Stock Exchange. During 2012, the Audit Committee consisted of Messrs. Robards (Chairman), Picket and Ariel Recanati and, until Mr. G. Allen Andreas III resigned as a director on September 27, 2012, Mr. Andreas. The Board determined that Mr. Robards is an audit committee financial expert, as defined by rules of the SEC. The Audit Committee met nine times during 2012.

The Audit Committee oversees the Company’s accounting, financial reporting process, internal controls and audits and consults with management, internal auditors and the Company’s independent registered public accounting firm on, among other things, matters related to the annual audit, and published financial statements and the accounting principles applied. As part of its duties, the Audit Committee retains the Company’s independent registered public accounting firm.

The Audit Committee maintains direct responsibility for the compensation and oversight of the Company independent registered public accounting firm and evaluates the independent registered public accounting firm’s qualifications, performance and independence. The Audit Committee has established policies and procedures for the pre-approval of all services provided by the Corporation’s independent registered public accounting firm.

159	Overseas Shipholding Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides information regarding the compensation program for Mr. Morten Arntzen, the Company’s Chief Executive Officer (“CEO”), Mr. Myles R. Itkin, its Chief Financial Officer (“CFO”) and its three other most highly compensated executive officers serving at the end of 2012, all of whom are listed in the Summary Compensation Table in this Item 11 (collectively the “Named Executive Officers” or “NEOs”). The Compensation Discussion and Analysis describes the objectives of the Company’s executive compensation programs and policies, the elements of the compensation program and how each element fits into the Company’s overall compensation objectives. The Compensation Committee is responsible for overseeing the compensation paid to all executive officers of the Company, including the Named Executive Officers.

Executive Summary

The Company has a strong and measurable pay for performance philosophy. The following summarizes the fundamental objective and key elements of the Company’s executive compensation program and describes the Company’s 2012 executive compensation highlights.

Objective and Key Elements of the Executive Compensation Program

•	The fundamental objective of the Company’s executive compensation program is to motivate and reward actions that the Compensation Committee believes will increase long-term stockholder value. The program is designed to retain, motivate, attract, reward and develop high quality, high-performing executive leadership with the talent and expertise to create long-term value for the Company’s stockholders.

•	The Company’s executive compensation program has remained substantially the same for several years. The Compensation Committee believes that the Company’s executive compensation program is effectively designed to work in alignment with the interests of creditors and stockholders and is instrumental to achieving the Company’s business strategy. The program is based on the traditional compensation elements of base pay, annual cash incentives, long-term incentives (usually in the form of equity awards), and employee benefits. The Compensation Committee reviews each of these elements annually. The Compensation Committee has designed the Company’s executive compensation program to reward long term performance and believes that to be properly evaluated the program must be reviewed over a multi-year period.

•	The Company seeks to provide competitive “fixed” compensation in the form of base salaries and other employee benefits but places a greater emphasis on pay for performance by allocating a larger portion of total compensation “at risk” in the form of (i) annual performance-based cash incentives that will only be paid if the Company achieves specified performance goals, and (ii) equity and cash awards that vest over a multi-year period, in many cases based on the achievement of performance goals.

•	Each NEO’s annual cash incentive is determined based on a combination of the Company’s performance compared with financial and operational metrics for the Company and the NEO’s achievement of individual goals, all of which are established and approved by the Compensation Committee at the beginning of each year. As in past years, the financial metric for 2012 was the achievement of specified levels of earnings from shipping operations at both the Company and the business unit level and the operational metrics were quantifiable measures of the Company’s performance in commercial, safety, quality and environmental areas as compared with absolute standards and competitors’ achievements.

•	Each NEO’s annual equity awards consist of grants of shares of restricted stock, stock options, cash based performance awards and performance units. The amount that may be realized from these awards depends on the performance of the Company’s common stock. In regard to stock options, failure of the price of common stock to increase from its value on the grant date renders the stock options worthless. Decreases in the price of common stock from its value on the grant date reduces the value of the restricted stock and performance units and a reduction of 50% or more in the stock price at the end of the three year period from the grant date of the performance units renders the performance units worthless.

•	The Compensation Committee is composed exclusively of independent directors. For 2012 the Compensation Committee engaged an independent compensation consultant, Frederic W. Cook & Co., Inc. (“FWC”), to assist it with respect to executive compensation and incentive compensation plan design. Except for providing services to the Compensation Committee and to the Corporate Governance and Nominating Committee, FWC has never provided any services to the Company.

160	Overseas Shipholding Group, Inc.

•	The fair market value of restricted stock and performance units and the exercise price of stock options are determined based on the closing price of the Company’s common stock on the grant date. The Company determines annual equity and non-equity awards to NEOs after the Audit Committee approves the Company’s audited financial statements for the preceding fiscal year.

•	The Company has an incentive compensation recoupment policy, stock ownership guidelines and an insider trading policy which, among other things, prohibits any hedging transactions involving the Company’s securities by officers or directors of the Company. The Company believes that these policies and guidelines serve as effective risk mitigators for the Company’s compensation programs.

2012 and 2013 Executive Compensation Highlights

•	In designing the Company’s compensation program for 2012, the Compensation Committee considered the Company’s 2012 budget performance expectations, which was modest earnings from shipping operations for 2012. As a result, the Compensation Committee froze base salaries of all of the NEOs for 2012, the sixth consecutive year of no salary increases for three of the NEOs – the CEO, the CFO and Mr. Robert E. Johnston, the Company’s Senior Vice President and Head of the U.S. Flag strategic business unit of the Company.

•	At the direction of the Compensation Committee, a “tally sheet” presenting each NEO’s total compensation for the past four years was prepared and used to evaluate each NEO’s total compensation (past, present and potential future compensation), internal equity considerations and the impact of performance by the Company on total compensation.

•	For 2012, the Compensation Committee established targets under its Executive Performance Incentive Plan (the “Incentive Compensation Plan”) that reflected the 2012 budget performance expectations. In addition, in view of the challenges faced by the Company from the downturn in the global shipping industry, the Compensation Committee adopted a Senior Executive Extraordinary Incentive Plan (the “Senior Incentive Plan”), which would provide additional cash incentive compensation to eligible executives, including all of the NEOs, if the Company raised at least $200 million of additional capital during 2012.

•	In June 2012, the Board of Directors determined that the continued employment of two NEOs, Mr. Itkin, the CFO, and Mr. Johnston, the Company’s Senior Vice President and Head of the U.S. Flag Fleet strategic business unit of the Company, both of whom were of retirement age, was important to the Company’s future success, particularly in view of the challenges to its business that the Company faces from the downturn in recent years of the global shipping industry and continued weakness in the financial and credit markets. Accordingly, on June 14, 2012, the Company entered into Retention Bonus Agreements with each of Messrs. Itkin and Johnston under which the (i) Company paid each of them a retention bonus of $1,500,000 and (ii) each of them agreed that if prior to June 14, 2014 his employment is terminated by the Company for cause or he resigns without good reason then he would repay the Company the full amount of the retention bonus.

•	On November 14, 2012, the Company filed a voluntary petition under Chapter 11of the Bankruptcy Code. Actual earnings from shipping operations for 2012 for the Company were below the minimum levels for which cash awards would be payable under the Incentive Compensation Plan. Accordingly, no cash awards were paid to the NEOs (including the CEO) under such plan. In addition, no discretionary cash bonuses for 2012 were paid to the CEO or the other NEOs and no equity awards for 2012 were granted to the NEOs. The Company did not raise any additional capital during 2012 and no cash incentive compensation was paid under the Senior Incentive Plan in 2012.

•	On February 11, 2013, Mr. Morten Arntzen, the CEO, resigned. As a result of his resignation, all unvested shares of restricted stock, stock options, restricted stock units and performance units held by Mr. Arntzen were forfeited, including all of the stock options and restricted stock units that were granted to him in connection with his October 2011 employment letter agreement. In addition, all vested but unexercised stock options terminated unexercised at the expiration of the 30 day period after his resignation.

161	Overseas Shipholding Group, Inc.

•	Mr. Johnston was elected President and Chief Executive Officer of the Company following Mr. Arntzen’s resignation. The Company and Mr. Johnston entered into an employment letter agreement dated March 22, 2013 which was approved by the Bankruptcy Court on March 22, 2013 which sets forth certain terms and conditions of Mr. Johnston’s continued employment with the Company, including an increase in his salary and annual bonus and the allowance of certain claims against the Company in the Chapter 11 process, as more fully described under “Employment Agreements and Severance and Termination Payments” below.

•	Effective as of April 1, 2013 the Company adopted the Overseas Shipholding Group, Inc. Severance Plan (the “New Severance Plan”) to offer a form of income protection to eligible employees who suffer a loss of employment in connection with Chapter 11 proceedings, and the New Severance Plan was approved by the Bankruptcy Court on March 21, 2013. Participation in the New Severance Plan is voluntary, but if an employee elects to participate, the employee must waive any rights he may have under any severance plans or arrangement that were in place prior to the Petition Date. Under the New Severance Plan, an employee whose employment is terminated without cause (as defined therein) will receive two weeks of salary for every year he is employed by the Company, with a minimum severance amount of eight weeks of salary and a maximum severance amount of 52 weeks of salary. If the employee was a participant in the Annual Incentive Plan prior to his or her termination of employment, he or she is also entitled to a pro rate bonus based on the Company’s actual performance for the year, to be paid at the time bonuses are paid to active employees. Messrs. Itkin, Johnston and Ian T. Blackley and Ms. Lois K. Zabrocky, all NEOs, elected to participate in the New Severance Plan.

•	In April 2013, Mr. Itkin, the CFO, left the Company as part of the Company’s reduction in force in connection with its restructuring efforts. Mr. Blackley, a Senior Vice President of the Company and an NEO, was appointed Chief Financial Officer and Treasurer of Company. In connection with his promotion and assignment of additional duties, Mr. Blackley received a salary increase of $72,000 to an annual base salary of $475,000. The Company also expanded the responsibilities of Ms. Lois K. Zabrocky, Senior Vice President and Chief Commercial Officer of the International Flag Strategic Business Units and an NEO. In connection with such additional duties, Ms. Zabrocky received a salary increase of $50,000 per year to an annual base salary of $525,000.

Results of the Advisory Vote on NEO Compensation for 2011

At the Annual Meeting of Stockholders held in June 2012, approximately 63.6% of the votes cast were in favor of approval, on an advisory basis, of the compensation of the NEOs for 2011. The Compensation Committee considered this favorable outcome and believes it conveyed stockholder support of the Compensation Committee’s decisions and the existing executive compensation programs. As a result, the Compensation Committee made no material changes in the structure of the Company’s compensation programs or pay for performance philosophy based on the outcome of the vote.

Compensation Philosophy and Objectives

The Company’s compensation philosophy is to structure compensation to drive and support the Company’s long-term goals of delivering total stockholder return and sustainable growth. Sustainable growth means investing in long-term opportunities while meeting short-term commitments. The compensation program is designed to promote the following objectives:

•	Attract and motivate highly talented executives who are effective leaders and encourage their long-term tenure with the Company;

•	Compensate executives based upon the value of their individual contributions in achieving corporate goals and objectives;

•	Align incentive compensation with performance measures that motivate executives to maximize stockholder value; and

•	Structure total compensation to reward both short-term results and long-term strategic contributions necessary for sustained optimal business performance.

162	Overseas Shipholding Group, Inc.

Role of the Compensation Committee

General

The Compensation Committee makes all compensation decisions with respect to the Named Executive Officers. The CEO advises the Compensation Committee in reaching compensation decisions with respect to the NEOs other than himself. The other NEOs do not play a role in their own compensation determination other than discussing individual performance objectives with the CEO. All decisions relating to the CEO’s compensation are made by the Compensation Committee without management present. The Compensation Committee then reports these decisions to the Board of Directors. In 2012, the Compensation Committee met five times.

The Compensation Committee takes many factors into account when making compensation decisions with respect to the NEOs, including the individual’s performance, tenure and experience, internal equity among the NEOs, potential retention concerns and the individual’s historical compensation. In addition, the Compensation Committee considers the performance of the Company and the executive’s contribution to that performance. Finally, the Compensation Committee compares NEO compensation against external publicly available market data (which is limited for shipping companies).

Use of Outside Advisors

The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. For 2012, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“FWC”) as its independent advisor with respect to executive compensation and incentive plan design. The Compensation Committee selected FWC based on its satisfaction with FWC’s performance as its independent compensation advisor since 2004, as well as FWC’s experience, reputation, familiarity with the business environment and knowledge of the shipping industry, current practices and emerging trends. During 2012, FWC’s services to the Compensation Committee included compilation of data on senior management compensation in the shipping industry, providing a detailed comparative analysis of compensation for each Named Executive Officer and preparation of tally sheets listing the cash and equity compensation of each of the NEOs for the past four years, advice on the executive compensation requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, particularly the say-on-pay and frequency of say-on-pay provisions, and assistance in preparing certain of the compensation disclosures in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Except for providing services to the Compensation Committee and to the Corporate Governance and Nominating Committee, FWC has never provided any services to the Company. The amount of fees paid to FWC for all services rendered to such Committees for 2012 totaled approximately $107,000.

Elements of the Company’s Compensation Program

The principal elements of the Company’s compensation program are base pay, annual cash incentive awards and long-term incentive compensation (usually in the form of equity based awards). The Company also provides severance and termination payments, retirement benefits and welfare benefits (in the form of medical, dental, disability and life insurance). The Compensation Committee reviews each element of compensation annually to achieve competitive positioning and alignment with the Company’s compensation philosophy and objectives. In general, the Company targets total compensation to be competitive with a select group of companies that the Compensation Committee believes to be an appropriate reference group (the “Compensation Comparison Group”). The Company’s compensation philosophy is to reward performance and place a large portion of total compensation at risk, dependent on the achievement of earnings goals or related objectives by the Company and business units and specified safety, quality and environmental compliance objectives. The Company’s Compensation Comparison Group consists of marine transportation or service corporations based in the United States whose executive compensation information is publicly available. For 2012, the Compensation Comparison Group consisted of the following companies and was unchanged from 2011:

163	Overseas Shipholding Group, Inc.

Name	Name
Alexander & Baldwin, Inc.	Hornbeck Offshore Services, Inc.
Bristow Group Inc.	Kirby Corporation
General Maritime Corporation	Pride International, Inc.
Global Industries, Ltd.	Rowan Companies, Inc.
GulfMark Offshore, Inc.	SEACOR Holdings, Inc.
Helmerich & Payne, Inc.	Tidewater Inc.

The Compensation Committee continues to believe that the Compensation Comparison Group consists of those companies for which executive compensation information is publicly available that are most comparable to the Company. However, the Company’s direct competitors are principally either privately held and/or incorporated in foreign jurisdictions that do not require public disclosure of executive compensation. For these reasons, among others, the Compensation Committee recognizes that compensation comparisons are imperfect. The unavailability of compensation information concerning the Company’s direct competitors (because they are privately held and/or foreign entities) results in a large number of companies in the Compensation Comparison Group that are tangentially related to the Company (i.e. oil and gas equipment, storage and service providers) but not tanker companies. In view of the poor condition of the global economy and shipping markets in particular, for 2012 the Compensation Committee focused more on its own experience in determining the appropriate amount of competitive compensation as compared with benchmarking compensation against compensation paid by companies in the Compensation Comparison Group.

The Company believes that the combination of competitive base salaries, annual incentives pursuant to a cash-based performance plan, and long-term incentive compensation paid in the form of restricted stock, performance share units, stock options and/or cash based performance awards comprises an effective and motivational executive compensation program that is based on a “pay for performance” philosophy. The Company’s compensation program is designed to attract and retain talented executives and align the interests of senior management with those of stockholders in seeking to achieve, over time, superior performance.

The Company seeks to provide competitive “fixed” compensation in the form of base salaries but places a greater emphasis on pay for performance by allocating a larger portion of total compensation “at risk” in the form of annual performance based cash incentives that will only be paid if the Company achieves specified performance goals, and long-term incentive compensation in the form of equity awards and/or cash-based performance awards that vest over a multi-year period and, in certain cases, depend on achievement of performance criteria. For purposes of comparative analysis of “at risk” compensation, the Compensation Committee believes that all other compensation (which includes the Company’s contributions to the Company’s Savings Plan (a tax qualified employee benefit plan), the Company’s contributions under the Company’s Supplemental Executive Savings Plan and the Company’s contribution towards premiums for medical, dental, disability and life insurance) should be excluded from total compensation of the NEOs. For purposes of comparative analysis, the Compensation Committee believes that the award of retention bonus payments to Messors. Itkin and Johnston in June 2012 should be excluded from their total annual compensation because the retention awards were extraordinary grants, and they require that the recipients remain in the Company’s continuous employ for two years. In addition, the Committee believes that equity awards should be allocated to the performance year with respect to which they were earned rather than the year in which the awards were granted. Furthermore, for purposes of comparative analysis, the Compensation Committee believes that the award to the CEO of premium price stock options and performance based restricted stock units in 2011 in connection with the signing of a new employment letter agreement and an Amended and Restated Change of Control Protection Agreement should be excluded from the CEO’s total annual compensation because such equity awards require that the CEO remain in the Company’s continuous employ for five years. For 2012, no equity awards were granted because the Compensation Committee determined that as a result of the Chapter 11 filing, the value of equity compensation awarded after such filing would be highly speculative and would not be an effective means of retaining talented executives. Total compensation as so adjusted for all other compensation, the retention bonus payments and equity awards is referred to as “Adjusted Total Compensation.”

The following table sets forth the 2012 and 2011 “pay mix” for the CEO and the other four NEOs, consisting of base salary, cash incentive compensation (including for 2012 under the Senior Incentive Plan) and equity compensation (for 2011) as percentages of Adjusted Total Compensation based on the amount that would have been payable upon achievement of target awards. The incentive compensation represents the NEOs’ “at risk” compensation. At target, 73% of the CEO’s Adjusted Total Compensation and 60% of the four other NEOs’ Adjusted Total Compensation was “at risk” for 2012. The percentage of “at risk” compensation for 2012 is less than for 2011 because there was no equity compensation, all of which is considered “at risk”, awarded for 2012.

164	Overseas Shipholding Group, Inc.

Name	Base Salary	Cash Incentive Compensation	Long-term Incentive Compensation
2012
CEO	27%	73%	-
Other four NEOs	40%	60%	-
2011
CEO	21%	37%	42%
Other four NEOs	35%	30%	35%

As shown in the following table, the Adjusted Total Compensation paid to the NEOs for 2012 decreased when compared to the Adjusted Total Compensation paid to them for each of 2011 (an aggregate $3,186,500 decrease) and 2010 (an aggregate $3,198,900 decrease) because of the elimination of equity compensation for 2012. In addition, the CEO did not receive cash incentive compensation for the past three years and the other NEOs did not receive cash incentive compensation for either 2011 or 2012, due to decreases in the Company’s earnings from shipping operations during this period.

	Base Salary $	Cash Incentive Compensation $	Long-term Incentive Compensation $	Total $
CEO:
2012	900,000	0	0	900,000
2011	900,000	0	977,695	1,877,695
2010	900,000	0	1,650,000	2,550,000
Other four NEOs (aggregate):
2012	2,113,000	0	0	2,113,000
2011	2,113,000	0	2,208,865	4,321,865
2010	2,010,000	581,900	1,070,000	3,661,900

Base Salary

The Company pays a base salary to attract talented executives and provide a secure fixed level of compensation. The Compensation Committee reviews executive base salaries in December of each year, comparing the Company’s executive salaries to the salaries of senior management of shipping companies in the Compensation Comparison Group that are most comparable to the Company. Based on its own experience and such comparison, the Compensation Committee determines whether the salaries of the Named Executive Officers are at a level that is sufficient to attract and retain strong leaders when combined with the higher percentage of total potential compensation payable in the form of variable cash and equity incentives linked to achievement of Company, business unit, and individual performance.

Annual increases in base salary are not assured and adjustments take into account the individual’s performance, responsibilities, experience, internal equity and external market practices. The Compensation Committee largely relies on the CEO’s evaluation of each NEOs performance (other than his own) in deciding whether to make an adjustment to the NEO’s base salary in a given year. In the case of a change in role, the CEO and the Compensation Committee consider new responsibilities, external pay practices and internal equity in addition to past performance and experience in determining whether to increase salary. The Compensation Committee applies the same factors in deciding whether to adjust the CEO’s base salary.

The base salaries of the NEOs for 2012, 2011, and 2010 are set forth in the Summary Compensation Table. There were no increases in the base salaries of the NEOs for 2012, the sixth consecutive year of no salary increases for three of such NEOs (including the CEO). Consistent with the Company’s continuing efforts to limit general and administrative expenses, the CEO recommended that there be no increases for 2013 in the base salaries of the NEOs. The Compensation Committee approved this recommendation, consistent with the Company’s philosophy to reward performance and place a larger portion of total compensation at risk.

165	Overseas Shipholding Group, Inc.

On February 11, 2013, Mr. Arntzen, the CEO, resigned and Mr. Johnston was elected President and Chief Executive Officer of the Company. In connection with this promotion, Mr. Johnston’s base annual salary was increased from $575,000 to $675,000, a 17.4% increase and Mr. Johnston’s first salary increase in 13 years.

In late March 2013, the base annual salary of Mr. Blackley was increased from $403,000 to $475,000, a 17.9% increase and Mr. Blackley’s first salary increase since January 2011. This increase was based on the factors listed above, including his imminent promotion to Chief Financial Officer and Treasurer of the Company (which occurred on April 4, 2013) and expanded operational responsibilities, including overall responsibility for the Company’s marine insurance program and vessel technical services group. Also in late March 2013, the base annual salary of Ms. Zabrocky was increased from $475,000 to $525,000, a 10.5% increase and Ms. Zabrocky’s first salary increase since May 2011. This increase reflected Ms. Zabrocky’s increased responsibilities, including overall responsibility for the technical management operations of the Company’s International Flag fleet of vessels.

Annual Cash Incentive Awards

The Company’s annual cash incentive program is intended to focus the Company’s NEOs on critical business goals for the Company, such as increased earnings from shipping operations, enhanced risk management, competitive sources of financing and improved performance in the areas of safety, quality and environmental compliance. Pursuant to the Incentive Compensation Plan, NEOs may receive annual cash incentives based upon achievement of annual performance goals established by the Compensation Committee during the first quarter of the year. The performance goals established for one year have no effect on the performance goals established for another year. For 2012, the Compensation Committee determined that maximum awards would be based solely on the Company’s achievement of specified levels of earnings from shipping operations (“ESO”), defined as the Company’s pre-tax net income before interest expense and adjusted to exclude amounts related to non-shipping income such as investment income, chosen because the Compensation Committee believes it is the critical measure of the Company’s financial performance. The potential incentive cash awards were established as a percentage of the NEO’s base salary with an incentive award range of 65% to 240% of base salary depending on the Company’s level of ESO achieved. The ESO measure is an objective requirement and the maximum percentages of base salary serve as a limit on the amount of the cash award. The ESO measure is the same measure that was used for 2011.

Subject to achievement of the ESO performance goal , which would establish the maximum amounts of the cash award, the Compensation Committee adopted three measures for determining the actual incentive awards for 2012: (i) the Company’s ESO for such year; (ii) ESO and specified performance metrics of such executive’s business unit (if any) for such year and (iii) the NEO’s achievement of individual goals. Each individual’s objectives were carefully chosen to ensure integration and alignment with the Company’s long-term objectives. The Compensation Committee believes the three measures selected are the most appropriate measures to be used to determine incentive compensation, as they reflect the Company’s financial performance, the comparative performance of specified commercial and technical operations measures and individual performance.

For 2012, the CEO had a target bonus of 180% of base salary, with a potential range of 130% to 240% of base salary. Mr.  Itkin, who is not in a business unit, had a target bonus of 90% of base salary with a potential range of 65% to 120% of base salary. Messrs. Blackley and Johnston, and Ms. Zabrocky, all of whom are in a business unit, had a target bonus of 85% of base salary, with a potential range of 67.5% to 120% of base salary. For 2012, the Compensation Committee changed the rating of the Company performance and business unit measure that corresponds to a performance factor of 70% of base salary from a performance rating of 70% - 100% to 90% - 100%, thereby increasing the minimum rating needed to receive incentive compensation based on such measure to 90%. The Compensation Committee established these target bonus percentages to target total compensation for the NEOs at a competitive level with compensation for comparable positions in the Compensation Comparison Group, based on target cash incentive awards provided by the companies in the Compensation Comparison Group and other external market data compiled or evaluated by FWC. In addition, the target levels reflect FWC’s comparison of compensation levels among Company’s NEOs. The difference in target bonus percentages and the range of potential bonus percentage between the CEO and the other NEOs generally reflects the differences in total compensation levels of chief executive officers in the Compensation Comparison Group compared with other executives in the Compensation Comparison Group.

166	Overseas Shipholding Group, Inc.

The three measures used to determine an individual’s actual bonus for 2012, Company performance, business unit performance and individual performance, were given different weightings depending on whether the individual was a member of a business unit or the corporate staff. The CEO and the CFO are members of the corporate staff and the other NEOs are members of business units. For members of the corporate staff, the Company performance and individual performance measures were each weighted 50%. The Compensation Committee chose such allocation because it believes that such measures are equally important for the corporate staff —a member’s cash incentive award depends on how well both the member and the Company perform. For members of a business unit, business unit performance was weighted 50% (weighted equally between business unit ESO and business unit performance metrics) and Company and individual performance measures were each weighted 25% to reflect the philosophy that business unit members have the most direct effect on the unit’s financial and operational performance.

For 2012, the Company performance and business unit performance measures have ratings assigned on a scale of 0% to 150% with 100% equal to the rating assigned for meeting each of (i) targeted ESO for the Company measure and (ii) targeted performance for the business unit calculated by averaging the ESO for such business unit with specific performance metrics. The rating scale for each measure is based on 10% increments. The ratings scale corresponds to a performance factor scale that ranges from 0% to 120% with 5% or 10% increments. For 2012, a Company or business unit rating measure of 100% corresponds to a performance factor of 80%. If a rating for a measure is below 90%, the performance factor for that measure is zero, such that no bonus is payable if the performance factor for the Company measure is below 90%. For 2012, the individual performance measures have a performance factor assigned on a scale of 0% to 120% with 100% as the performance factor assigned for meeting the specified individual goals for such measure. If a rating for an individual measure is below 60%, the performance factor for that measure is zero, such that no bonus is payable if the performance factor for the total individual measures is below 60%. The amount of each NEO’s actual annual cash incentive award is determined as follows:

Base Salary times (A plus B plus C) where

A	equals the Company performance factor corresponding to the rating measure achieved times the weighting assigned to such measure,

B	equals the business unit performance factor corresponding to the rating measure (if any) achieved times the weighting assigned to such measure, and

C	equals the individual performance factor measure achieved times the weighting assigned to such measure.

For the CEO, the same methodology applies except that the performance factors for the measures are assigned on a scale of 0% to 240%, with 180% being the rating for meeting the target for each Company measure, 200% being the rating for meeting the individual measure and the rating scale based on 10% or 20% increments.

The table below sets forth for the Company performance measure (2012 achievement of specified levels of ESO for the Company) and for the business unit performance measure (2012 achievement of specified levels of ESO for the Crude Transportation business unit for Mr. Blackley and Ms. Zabrocky, and the US Flag Unit for Mr. Johnston) the corresponding percentage of base salary that would be earned by each NEO other than the CEO.

				Target ESO for the Company, Crude Transportation Unit or US Flag Unit (in thousands)
Performance Percentage of Base Salary (Performance Factor)	Percentage Achievement (Performance Measure)			Company	Crude Transportation Unit	US Flag Unit
0%	Below 90%			—	—	—
70%	90%	—	100%	$1,852	$(27,235)	$81,107
80%		100%		$18,225	$(20,323)	$83,275
80%	100%	—	110%	$71,563	$7,077	$87,611
90%	110%	—	120%	$124,901	$34,477	$91,947
100%	120%	—	130%	$178,239	$61,877	$96,283
110%	130%	—	140%	$231,577	$89,277	$100,619
115%	140%	—	150%	$284,915	$116,677	$104,955
120%	150%	and more

For the CEO, the percentage achievement of target ESO were the same percentages as specified above but the corresponding performance percentages of base salary were double the percentages specified above (130% - 240% rather than 65% - 120%).

167	Overseas Shipholding Group, Inc.

For 2012, ESO for the Company was a loss of $344.4 million, ESO for the Crude Transportation Unit was a loss of $185.6 million and ESO for the US Flag Unit was income of $90.4 million. The minimum targets for the Company performance measure and Crude Transportation unit were not achieved. While the US Flag business unit achieved 109% of target, such achievement did not result in payment of a cash award as the minimum target for the Company performance measure was not achieved. Accordingly, no amounts were earned by any of the NEOs for 2012.

As noted earlier, the business unit performance measure consists of target ESO for such business unit and specified performance metrics. For 2012, such performance metrics for the Crude Transportation unit consisted of two commercial measures and three operational measures. The allocation of these metrics for NEOs is equal for commercial metrics and operational metrics, as the Compensation Committee deems both equally important. The commercial metrics were (i) daily spot market time charter equivalent (“TCE”) revenues achieved by the Aframax International pool of vessels compared with daily TCE revenues achieved by specified competitors’ Aframax fleets and (ii) daily TCE revenues achieved by the Suezmax International pool of vessels compared with daily TCE revenues achieved by the Suezmax fleets of specified competitors. The operational measures were average days out of service for unscheduled technical reasons per vessel, total recordable case frequency and average vetting observations per vessel. The Crude Transportation unit performance metrics score for 2012 was 121.5%.

The performance metrics for the US Flag unit for 2012 consisted of two commercial measures and the same three operational measures as was used for the Crude Transportation unit. The commercial metrics were (i) daily TCE revenues achieved by the US Flag unit’s vessels compared with TCE revenues achieved by specified competitors and (ii) meeting all spot voyage laycans, the time period under a voyage charter that the vessel must arrive to load cargo. The US Flag unit performance metrics score for 2012 was 121.6%.

The individual performance measure consists of the different individual performance goals of each of the Named Executive Officers. The Compensation Committee, assisted by the CEO with respect to all the NEOs other than himself, determines each NEOs level of achievement of his or her individual performance goals.

The principal individual performance goals for 2012 for the CEO were to (i) ensure that the efficiency moves the Company is contemplating, including potentially consolidating the technical management of the conventional crude tanker fleet in Athens, Greece, developing and implementing a Company-wide fuel consumption saving program and relocating the Company headquarters to smaller and less costly premises, are all properly managed, risks associated with such moves are understood and mitigated and all employees treated fairly; (ii) assist the CFO in monetizing assets and improving the Company’s financing structure; (iii) supervise the Company’s efforts to assert its rights under the contract with a customer relating to providing lightering services in the Delaware Bay and restructure such relationship; (iv) work to secure alternative employment for the FSO Africa or suitably modify and lengthen the existing contract for the FSO Africa; (v) achieve better financial results than forecast under the Company’s aggressive 2012 budget; (vi) pursue opportunities to further reduce the Company’s general and administrative expenses and maintain or reduce vessel operating costs consistent with the Company’s objectives of safety, quality operations and environmental compliance; (vii) ensure that the Company retains its talented and qualified employees; (viii) position the Company for the upturn in global shipping markets; and (ix) evaluate the risks the Company faces from the downturn in shipping markets and properly manage such risks.

The principal individual performance goals for 2012 for the CFO were to (i) explore capital raising activities accessing both public debt and equity markets; (ii) develop a program to increase the amount of financing available under the Company’s forward start revolving credit facility; (iii) evaluate the profitability of the Company’s business units and recommend action to improve the financial performance of the business units; (iv) market non-core Company assets to raise capital; (v) explore and exploit opportunities to reduce general and administrative expenses; and (vi) oversee the development and presentation of strategic alternatives for the Company.

The principal individual goals for Mr. Johnston were to (i) evaluate and pursue all opportunities that would increase profitability of the U.S. Flag Strategic Business Unit; (ii) successfully negotiate modification of the contract with a customer relating to Delaware Bay lightering operations that protects the Company’s existing rights and adequately compensates the Company for any changes that may be made; (iii) ensure that the U.S. Flag fleet achieves its goals for 2012 key performance indicators; (iv) improve fleet reliability; (v) finalize labor contracts at or below budget for crew costs; and (vi) spearhead efforts to ensure that US Flag operating expenses and drydocking costs are at or below the 2012 budgeted amounts, except for expenses necessary for environmental compliance.

168	Overseas Shipholding Group, Inc.

The principal individual goals for Mr. Blackley were to (i) achieve specified performance levels in certain operational metrics, including, safety, environmental performance, crew retention, and operating expenses; (ii) spearhead the proposed consolidation of technical management of the Company’s conventional crude tanker fleet in Athens, Greece without any adverse effect on the equality of management services provided by the Company; (iii) develop and implement a Company-wide plan to reduce the fuel consumption of the Company’s vessels without any adverse effect on the safety, quality and environmental performance of the Company’s fleet; (iv) ensure that the Company’s technical management of the FSO Africa and the LNG vessel fleet meets the established key performance indicator goals for 2012; and (v) continue efforts to reduce general and administrative expenses.

The principal individual goals for Ms. Zabrocky were to (i) develop and execute a strategy to maximize revenue and return to profitability the Crude Transportation business unit and the Product Carrier and LNG business unit by identifying opportunities that result in their commercial outperformance compared to the Company’s competitors, including exploring long term employment opportunities for the Company’s Ultra Large Crude Carrier, optimize daily TCE rates for the Company’s fleet of product tankers through triangulation and continue to operate the Company’s LNG ships worldwide with no off hire; (ii) increase the percentage of the International Flag fleet that is on fixed rate time charters to customers; (iii) reduce the cost of the Company’s chartered in portfolio of vessels; (iv) evaluate the market for forward freight agreements (“FFAs”) and for bunker swaps and reinstate the Company’s program to engage in proprietary trading of FFAs; (v) develop and implement policies to reduce the cost of bunkers for the Company’s International Flag fleet; and (vi) explore and exploit opportunities to reduce general and administrative expenses.

In order to focus the Company’s executives, including the NEOs, on the Company’s critical need to have sufficient liquidity and capital resources to operate the business in a reasonably prudent manner and in accordance with the Company’s overall business strategy, the Compensation Committee adopted the Senior Incentive Plan for 2012. Under the Senior Incentive Plan, extraordinary cash incentive awards are based on the Company’s raising at least $200 million of capital (the “Capital Raise”) during 2012 through one or more financings or refinancings, including any recapitalization, restructuring, debt exchange, conversion, cancellation or retirement, modification of existing debt securities and/or issuance of new debt or equity securities, and/or any sale or disposition of assets of the Company, including through a merger, spin-off, distribution or other means. An executive’s extraordinary cash incentive award is based on an evaluation of such executive’s contribution to the Company’s achievement of the Capital Raise. The potential extraordinary cash incentive awards were established as a percentage of an NEO’s base salary with an incentive award range of 40% to 50% of base salary depending on the NEO’s satisfaction of individual goals with respect to the Capital Raise. The NEO’s individual goals with respect to the Capital Raise are measured on a scale of 0% to 100%, with 100% equal to the rating for meeting the goal. If a rating of a goal is below 80%, the performance factor for that goal is zero. The goal ratings scale corresponds to a performance factor scale ranging from 40% to 50%. The target bonus for each NEO was 50% of such NEO’s base salary and corresponds to a 100% rating on the NEO’s objectives with respect to the Capital Raise.

The Company did not achieve a Capital Raise in 2012 and no extraordinary cash incentive award was paid to any executive under the Senior Incentive Plan, including any NEO.

As noted earlier, the Company’s ESO of a net loss of $344.4 million did not meet the minimum achievement required for payment of cash incentive compensation. Accordingly, no cash incentive compensation was paid to any NEO.

The three measures for determining actual cash incentive awards for 2012, namely (i) the Company’s ESO for such year, (ii) the ESO and specified performance metrics of such NEO’s business unit (if any) for such year and (iii) the executive’s achievement of individual goals, are the same measures that were used for 2011 and that will be used for 2013. For 2013, the ESO will be defined as EBITDA less the sum of cash expenditures for drydock and vessel capital additions or improvements (other than those related to vessels under construction). Further it was determined that the target bonus and potential bonus for the NEOs would range from 70% to 150%.

Equity-Based Compensation

The Company’s equity-based compensation program is intended to align the interests of the Company’s executive officers with those of the stockholders, and to focus executives on the achievement of long-term performance objectives that are aligned with the Company’s business strategy, thereby establishing a direct relationship between compensation and operating performance. Following the Chapter 11filing, the Compensation Committee determined that for 2012 no equity compensation should be awarded to any employee, including the NEOs, because the value of such compensation is highly speculative and would not be an effective means of retaining talented executives and encouraging their long-term tenure with the Company. Until the Chapter 11 filing, the Company granted equity compensation through combined grants of restricted stock, stock options and performance unit awards because such grants effectively balance the Company’s objective of focusing the NEOs on delivering long-term value to stockholders with the goal of retaining able executives.

169	Overseas Shipholding Group, Inc.

Grants of restricted stock provide executives with full ownership of common stock on the date the restriction lapses, delivering value to executives while providing a retentive element to the Company’s long-term incentive program. Unlike restricted stock, stock options only have value to the extent the price of the Company’s common stock grows over the term of the award and, in this sense, are a motivational tool that is inherently performance-based. Performance unit awards convert into shares of common stock or, for performance awards granted in 2012 and thereafter, are payable in cash or stock at the discretion of the Compensation Committee at the end of the performance period if the price of a share of common stock is at a certain minimum level. Performance unit awards provide the possibility of conversion into a greater number of shares (or for performance awards granted in 2012 and thereafter, the payment of a greater amount of cash or shares) if the stock price increases during the performance period up to a maximum number of shares and the protection against the units losing all their value if the stock price decreases during the performance period but remains above a specified minimum level (unlike stock options which lose their value if the stock price is less than the option exercise price).

Restricted stock awards have historically vested in four equal annual installments commencing one year after the date of the stock award. Stock option awards have historically vested in three equal annual installments commencing one year after the date of the option grant and have had an exercise term of ten years from the date of grant. Performance awards vest at the end of the performance period, which for the performance units awards granted for 2011, like the performance unit awards granted for 2010, is a three-year period. The long-term vesting provisions of the restricted stock, stock options and performance unit awards further the goal of executive retention.

The value of equity awards granted to an executive, including each NEO, is subjectively determined based on a number of factors, including the executive’s general level of performance, salary level and recent noteworthy achievements. All equity awards were made under the Company’s 2004 Stock Incentive Plan, as amended and restated as of June 14, 2012 (the “Stock Incentive Plan”).

The Compensation Committee determines annual equity and non-equity awards for eligible executives after the Audit Committee approves the Company’s audited financial statements for the preceding fiscal year. On February 23, 2012, following the Audit Committee’s approval of the 2011 audited financial statements, the Compensation Committee granted the Named Executive Officers the number of shares of restricted stock, stock options and performance unit awards set forth in the following table for performance in 2011. The exercise price of the stock options is $12.50 per share, a premium price to the $10.09 closing price of a share of common stock on the date of grant. The options were granted at a premium price because the Compensation Committee believed that the market price of common stock did not reflect the fair value of such common stock due to the poor condition of shipping markets and the historically low price of such common stock.

Name	Number of Shares of Restricted Stock Granted	Value of Restricted Stock Grant	Number of Shares Underlying Stock Options Granted	Value of Stock Option Grant	Target Performance Award Granted	Value of Performance Award	Total Value of all Grants
Morten Arntzen	36,000	$363,240	84,270	$322,754	$447,761	$291,701	$977,695
Myles R. Itkin	24,000	$242,160	56,180	$215,169	$298,507	$194,467	$651,796
Ian T. Blackley	18,667	$188,350	43,695	$167,352	$232,172	$151,252	$506,954
Robert E. Johnston	20,000	$201,800	46,816	$179,305	$248,756	$162,056	$543,161
Lois Zabrocky	18,667	$188,350	43,695	$167,352	$232,172	$151,252	$506,954

170	Overseas Shipholding Group, Inc.

It is the Company’s current intention (but not its obligation) to settle the performance awards granted in 2012 in shares of common stock of the Company to the extent such shares are available for issuance under the Stock Incentive Plan at the end of the performance period. To the extent sufficient shares are not available for issuance or the Compensation Committee otherwise determines not to settle the performance awards in shares of common stock, the performance award (or a portion thereof) is payable in cash. The value of the performance award is based on the change in the market value of a share of common stock during the three year performance period, with an established threshold price of $12.50 which is a premium price to the actual closing price of a share of common stock on the grant date of $10.09. The value of the performance award at the end of the three year performance period is equal to the product of (a) the amount of the target performance award times (b) one plus the Performance Fraction (as defined below) times (c) the lesser of (i) two or (ii) the number equal to one plus the Performance Fraction provided that if the Closing Price (as defined below) is less than $6.25, the number shall be zero. The Performance Fraction is the fraction whose numerator is the difference, expressed as a positive number, between (i) $12.50 (the threshold price) and (ii) the average closing price (the “Closing Price”) of a share of common stock of the Company during the 20 days ending on the last day of the performance period provided that if the average closing price is less than $6.25 (50% of the threshold price), the numerator shall be zero and the denominator of which is $12.50. Accordingly, if the stock price has decreased by more than 50% from the $12.50 threshold price at the end of the performance period, the performance award is worthless. If the stock price at the end of the performance period has increased by more than 200% of the $12.50 threshold price, the value of the performance award is equal to twice the amount of the target performance award times the increase in the price of a share of common stock from $12.50 during the performance period.

On February 23, 2010, following the Audit Committee’s approval of the 2009 audited financial statements, the Compensation Committee granted the NEOs the following number of performance units: Mr. Arntzen – 16,212, Mr. Itkin – 2,432, Mr. Johnston – 1,860, Mr. Blackley – 1,526 and Ms. Zabrocky – 1,860. The performance units would convert at the end of a three year performance period into a specified number of shares of common stock based on the average closing price of a share of common stock during the 20 trading day period ended on February 22, 2013 provided that if such average price was less than $21.70 (50% of the price of a share of common stock on the grant date), the units would expire unconverted. The average price for the 20 trading day period ended February 22, 2013 was substantially less than $21.70 and no performance units were converted into shares of common stock.

The Compensation Committee does not grant equity awards at other times of the year except in connection with the employment of a new executive or the renewal of a retention agreement with an executive. The fair market value and the exercise price of stock options are determined as of the closing price on the grant date. The Company does not backdate options or grant options retroactively. The Company does not time awards of restricted stock, stock options or performance units in coordination with the release of material nonpublic information.

For 2012, the target equity award for the CEO was 200% of base salary and was 100% of base salary for the other NEOs. As noted earlier, the Compensation Committee determined not to award equity compensation in respect of 2012.

Benefits

In general, the Company provides benefits to its executives that it believes are important to maintain a competitive total compensation program. Benefits are designed to provide a reasonable level of retirement income and to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death. The benefits offered to the Company’s employees located in the United States, including all Named Executive Officers, are consistent with benefits offered by peer companies in the Compensation Comparison Group.

The Company provides a tax qualified employee benefit plan to employees, the Savings Plan for Employees of OSG Ship Management, Inc. (the “Savings Plan”). Under the Savings Plan, eligible employees may contribute on a pre-tax basis an amount up to the limit imposed by the Code. Under the Savings Plan, the Company will match 100% of the first 6% of a participant’s pre-tax contribution (subject to the Code limit). The maximum matching contribution for 2012 was $15,000. In addition, under the Savings Plan, the Company contributes to the plan account of each eligible employee an amount equal to 4% of the employee’s cash compensation up to the limits imposed by the Code.

171	Overseas Shipholding Group, Inc.

The Company also sponsors a Supplemental Executive Savings Plan (the “Supplemental Plan”) which supplements the Savings Plan. Under the Supplemental Plan, for each employee for whom the Code limits on compensation and/or contributions restrict the amount the Company may contribute under the Savings Plan (other than matching contributions), the Company makes a book entry contribution with respect to such employee equal to the excess of the non-matching employer contributions the Company could have made under the Savings Plan had the Code limitations not applied over the amount it actually contributed under the Savings Plan. The Supplemental Plan provides deferred compensation to the NEOs and serves in part as the successor to the supplemental executive retirement plans that were terminated effective December 31, 2005. The actuarial equivalent lump sum value of the participant’s benefits under the terminated supplemental executive retirement plans were credited to specific accounts in the Supplemental Plan. Each participant in the Supplemental Plan may request the manner in which his or her account balance should be invested from alternatives offered by the Company, including equity and debt funds. Under the terms of the Supplemental Plan, an NEO’s account balance in the Supplemental Plan will be distributed to the NEO as soon as administratively feasible after the six month anniversary of the termination of the NEO’s employment by the Company or an affiliate. Upon the Chapter 11 filing, account balances under the Supplemental Plan, including accruals and earnings thereon, were frozen, and the Company discontinued future contributions to the Supplemental Plan.

Stock Ownership Guidelines

The Company has traditionally required that all employees at the senior management level who are granted equity awards retain all of the shares of common stock they receive upon the vesting, conversion or exercise of such awards (other than shares needed to pay income taxes arising from such vesting, conversion or exercise), unless after such disposition they would continue to own shares of common stock having a value which is a specified multiple of their base salary. For the CEO, the multiple is three times base salary and for the other NEOs the multiple is two times base salary. As of December 31, 2012, the CEO owned vested equity awards equal to 0.11 times his base salary, Mr. Itkin—0.02 times, Mr. Johnston—0.03 times, Mr. Blackley—0.02 times and Ms. Zabrocky—0.02 times. On April 18, 2013, the Board of Directors waived the stock ownership guidelines because of the decline in the price of the common stock as a result of the Chapter 11 filing.

Incentive Compensation Recoupment Policy for Executive Officers

The Company’s Incentive Compensation Recoupment Policy (the “Policy”) generally provides that if an executive officer, including any NEO, receives incentive compensation based on the achievement of a performance metric and the Board commences action to restate the calculation of such performance metric within five fiscal years due to a material misstatement or inaccuracy, the Company may require such executive officer to repay all or a portion of the amounts of such incentive compensation that the Board in good faith determines would not have been payable if not for the material misstatement or inaccuracy. The five year look back limitation does not apply where the Board determines that the executive officer’s fraud, misconduct, negligence or other knowing actual involvement was a contributing factor to the need for the restatement. The Compensation Committee is monitoring the issuance of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to incentive compensation recoupment and will amend the Policy to the extent necessary to comply with such Act.

Hedging and Insider Trading

The Company’s Insider Trading Policy prohibits directors and employees of the Company from hedging their ownership of securities of the Company, including investing in options, puts, calls, short sales, futures contracts or other derivative instruments relating to Company securities, regardless of whether such directors and employees have material nonpublic information about the Company. In addition, the Insider Trading Policy prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. Directors and employees are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b-5 of the Securities Exchange Act of 1934, as amended, so that they can prudently diversify their asset portfolios and exercise their stock options before their scheduled expiration dates.

Employment Agreements and Severance and Termination Payments

The terms and features of the employment agreement with Mr. Arntzen and the change of control agreements and severance protection benefits applicable to the NEOs are described under the title “Agreements with the Named Executive Officers” section of this Annual Report. Such terms and features are based on an evaluation by the Compensation Committee of comparable agreements and arrangements adopted by companies in the Compensation Comparison Group and general industry, using data compiled by FWC. The difference in the terms of such agreements between those applicable to the CEO and those applicable to the other Named Executive Officers reflects the differences found in comparable agreements of companies in the Compensation Comparison Group and general industry between those applicable to chief executive officers and to other executives. The adoption of these agreements is intended to make all arrangements for the NEOs competitive with companies in the Compensation Comparison Group.

172	Overseas Shipholding Group, Inc.

Effective on January 1, 2012, the Company entered into amended and restated Change of Control Agreements with all other NEOs (excluding the CEO) which, among other things, are substantially similar to the prior agreements except that the new agreements eliminated the provision providing the NEOs with a gross up of any excise tax under Section 280G of the Code with respect to any payments or benefits received in connection with a Change of Control in order to conform with current best pay practices. See the “Agreements with the Named Executive Officers” section of this Annual Report for further information regarding such agreements. Prior to the Petition Date, the Company also maintained the Overseas Shipholding Group, Inc. Severance Protection Plan (the “Old Severance Plan”) which covers the NEOs other than the CEO. Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky each waived his or her rights under the Old Severance Plan and individual Change of Control Agreements in connection with his or her election to participate in the New Severance Plan.

In June 2012, the Board of Directors determined that the continued employment of two NEOs, Mr. Itkin, the CFO, and Mr. Johnston, both of whom were of retirement age, was important to the Company’s future success, particularly in view of the challenges the Company faces to its business from the downturn in recent years of the global shipping industry and continued weakness in the financial and credit markets. Accordingly, on June 14, 2012, the Company entered into Retention Bonus Agreements with each of Messrs. Itkin and Johnston, described in the “Agreements with the Named Executive Officers” section of this Annual Report. In April 2013, Mr. Itkin left the Company as part of the Company’s reduction in force in connection with its restructuring efforts.

As previously noted, upon Mr. Arntzen’s resignation as President and Chief Executive Officer on February 11, 2013, Mr. Johnston was elected President and Chief Executive Officer and Mr. Johnston and the Company entered into an employment agreement on March 22, 2013. For further information regarding Mr. Johnston’s employment agreement with the Company, see the “Agreements with the Named Executive Officers” section of this Annual Report below.

The Company has not entered into employment agreements with any of the NEOs other than Mr. Arntzen and Mr. Johnston upon his election as President and CEO. The change of control protection agreements with the NEOs have a “double trigger”, meaning the executive officer’s right to receive severance payments and benefits arises only if there is both a change of control and termination of employment within a specified period (including a diminution in duties). A double trigger was selected because unless the NEO’s employment is terminated in connection with a change of control, a NEO’s salary and bonus would continue to be paid by the acquiring entity, which is what the severance payment is based on and intended to replace.

Risk Mitigation

The Company does not believe that the performance-based nature of the compensation of the Named Executive Officers encourages excessive risk-taking by the NEOs that would potentially threaten the economic viability of the Company. Target compensation mix is not overly weighted toward annual incentive awards and represents a balance of cash, long-term equity based compensation vesting over three to five years and long-term performance based units vesting over three to five years. The principal performance based measure is the Company’s ESO which depends on the Company’s business and strategic plan. The Board has an active role in overseeing the Company’s business and strategic plan and managing the associated risks in business operations and implementation of the strategic plan. The use of multiple long-term incentives provides balance to the compensation program and reduces the risk of excessive risk taking behavior.

Each component of performance based compensation is subject to a maximum limit on the cash paid or the number of shares delivered. The performance criteria are designed to focus on performance metrics that deliver value to stockholders and that focus on the strength of the business. Further, as noted above, until April 18, 2013 the Company instituted stock ownership guidelines that required the NEOs to maintain a substantial ownership interest in the Company, further aligning their interests to those of other stockholders while mitigating the chance of excessive risk taking. In addition, the Company has adopted the Incentive Compensation Recoupment Policy for Executive Officers that provides that if an executive officer, including a NEO, receives incentive compensation based on the achievement of a performance metric and the Board commences action to restate the calculation of such metric because of a material misstatement or inaccuracy, the Company may require such executive to repay all or a portion of the amounts of such incentive compensation that the Board in good faith determines would not have been payable if not for the material misstatement or inaccuracy.

173	Overseas Shipholding Group, Inc.

Tax Compliance Policy

Pursuant to Section 162(m) of the Code, compensation exceeding $1 million paid to the Company’s CEO and the three other most highly compensated executive officers (other than the CFO) generally may not be deducted by the Corporation. An exception is compensation that is performance-based pursuant to criteria under a plan approved by the stockholders. The Stock Incentive Plan contains performance-based conditions and has been approved by stockholders so that awards may be granted under the Stock Incentive Plan that are not intended to be limited by Section 162(m) of the Code. The Compensation Committee has structured, where possible, awards to executive officers under the Company Incentive Compensation Plan and long-term incentive program to qualify for the performance based exception. The Committee believes that stockholder interests are best served if the Compensation Committee’s discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses. Such action may be necessary in order for the Company to meet competitive market pressures and to ensure that it is able to attract and retain top talent to lead the organization successfully.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee, comprised entirely of independent directors, has reviewed the Compensation Discussion and Analysis included in this Annual Report and discussed that Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for 2012.

Compensation Committee:
Charles A. Fribourg, Chairman
Oudi Recanati
Thomas B. Coleman
Jean-Paul Vettier

In accordance with the rules of the SEC, the report of the Compensation Committee does not constitute “soliciting material” and is not incorporated by reference in any filings with the SEC made pursuant to the Securities Act of 1933, as amended (the “1933 Act”), or the Securities Exchange Act of 1934, as amended (the “1934 Act”).

174	Overseas Shipholding Group, Inc.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table includes individual compensation information for services in all capacities for the Company and its subsidiaries by the Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Morten Arntzen	2012	$900,000	$0	$654,941	$322,754	$0	$0	$70,367	$1,948,062
President and Chief	2011	900,000	0	3,098,858	2,226,003	0	0	85,976	6,310,837
Executive Officer	2010	900,000	0	1,275,011	425,004	0	0	103,817	2,703,832

Myles R. Itkin	2012	$660,000	$1,500,000	$436,627	$215,169	$0	$0	$68,389	$2,880,185
Executive Vice	2011	660,000	0	230,054	115,008	0	0	82,987	1,088,049
President, Chief	2010	660,000	211,200	255,019	127,493	0	0	106,053	1,359,765
Financial Officer and
Treasurer

Robert E. Johnston	2012	$575,000	$1,500,000	$363,856	$179,305	$0	$0	$51,151	$2,669,312
Senior Vice President	2011	575,000	0	160,043	80,008	0	0	60,281	875,332
and Head of US Flag	2010	575,000	87,700	195,040	97,497	0	0	92,465	1,047,702

Ian T. Blackley	2012	$403,000	$0	$339,602	$167,352	$0	$0	$128,207	$1,038,161
Senior Vice President,	2011	403,000	0	163,332	81,675	0	0	349,365	997,372
Head of International	2010	375,000	135,000	159,994	80,003	0	0	372,527	1,122,524
Shipping Operations
and Managing Director
of OSG Ship
Management (UK) Ltd.

Lois K. Zabrocky	2012	$475,000	$0	$339,602	$167,352	$0	$0	$49,412	$1,031,366
Senior Vice President and	2011	475,000	0	160,043	80,008	0	0	45,580	760,631
Chief Commercial Officer	2010	400,000	148,000	195,060	97,488	0	0	52,370	892,918
of International Flag

(1)	For 2012, the Company paid each of Messrs. Itkin and Johnston retention bonuses of $1,500,000 pursuant to Retention Bonus Agreements dated as of June 15, 2012 described under the “Agreements with the Named Executive Officers” section of this Annual Report. For 2011, no discretionary bonuses were paid to any of the NEOs. For 2010, this amount reflects discretionary bonuses paid to the NEOs (other than the CEO) to recognize their individual contributions made in such years even though the Company did not achieve its threshold ESO targets under the Incentive Compensation Plan. Mr. Arntzen voluntarily refused a discretionary bonus for 2010 because of the Company’s unsatisfactory performance for 2010.

(2)	These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to FASB ASC Topic 718. For additional information about the valuation assumptions with respect to equity awards, see Note 15, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements for 2012 contained in this Annual Report on Form 10-K. The equity awards granted for 2011 performance were made on February 23, 2012 and, in accordance with SEC disclosure rules, are included in this table for 2012. No equity awards were granted for 2012. For the performance units granted on February 23, 2012, this amount reflects the grant date value of the performance award as follows: Mr. Arntzen—$291,701, Mr. Itkin—$194,467, Mr. Johnston—$162,056, Mr. Blackley—$151,252 and Ms. Zabrocky—$151,252. The total stock awards number includes the value of restricted stock and performance units granted on February 23, 2012 at target. A payout of the performance units granted assuming that the stock price increases by 200% from the threshold price of $12.50 per share, which is a premium price to the actual grant date price of $10.09 per share, and no dividends are paid during the performance period, the value for each NEO with respect to such performance units would be: Mr. Arntzen—$2,686,567, Mr. Itkin—$1,791,045, Mr. Johnston—$1,492,537, Mr. Blackley—$1,393,035 and Ms. Zabrocky—$1,393,035.

175	Overseas Shipholding Group, Inc.

(3)	See All Other Compensation Table below for additional information.

ALL OTHER COMPENSATION TABLE

The following table describes each component of the All Other Compensation column for 2012 in the Summary Compensation Table.

Name	Savings Plan Matching Contribution (1)	Qualified Defined Contribution Plan (2)	Nonqualified Defined Contribution Plan (3)	Life Insurance Premiums (4)	Other (5)	Total
Morten Arntzen	$15,000	$10,000	$21,846	$5,098	$18,423	$70,367
Myles R. Itkin	$15,000	$10,000	$13,354	$17,818	$12,217	$68,389
Robert E. Johnston	$15,000	$10,000	$10,346	$4,463	$11,342	$51,151
Ian T. Blackley	$15,000	$10,000	$4,260	$2,358	$96,589	$128,207
Lois K. Zabrocky	$15,000	$10,000	$6,808	$2,358	$15,246	$49,412

(1)	Constitutes the Company’s matching contributions under the Savings Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(2)	Constitutes the Company’s four percent contributions under the Savings Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(3)	Constitutes the Company’s contributions under the Company’s Supplemental Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(4)	Life insurance premiums represent the cost of term life insurance paid on behalf of the NEO.

(5)	Other includes (i) $28,301 paid to reimburse Mr. Blackley, a United States citizen, for the amount of income taxes he is required to pay to the United Kingdom tax authorities, a payment know as tax equalization, (ii) fees of $18,637 paid in 2012 to an accounting firm selected by the Company to prepare Mr. Blackley’s income tax returns and calculate the tax equalization amount, and (iii) an annual housing allowance of $36,000 paid to Mr. Blackley pursuant to arrangement described under “Agreements with the Named Executive Officers” of this Item 11. Other also includes the following amounts for each NEO under plans and arrangements generally maintained by the Company for all employees (other than “umbrella” liability insurance coverage): (a) medical coverage premiums of $11,187 for Mr. Arntzen, $7,583 for Mr. Itkin, $7,583 for Mr. Johnston, $10,643 for Mr. Blackley and $11,187 for Ms. Zabrocky; (b) long term disability plan premiums of $5,431 for Mr. Arntzen, $2,829 for Mr. Itkin, $2,674 for Mr. Johnston, $1,923 for Mr. Blackley and $2,254 for Ms. Zabrocky; (c) $720 paid under the Company’s Transportation Program, a tax-free, commuter subsidy program for employees located in New York (Messrs. Johnston and Blackley are not eligible for this program); and (d) a premium for each NEO of $1,085 for “umbrella” liability insurance coverage in the amount of $10,000,000.

176	Overseas Shipholding Group, Inc.

GRANTS OF PLAN-BASED AWARDS

The following table lists the grants made in fiscal 2012 under the Company’s Incentive Compensation Plan, the Company’s Senior Incentive Plan and the Company’s Stock Incentive Plan, the Company’s only incentive award plans.

		Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity Incentive Plan Awards (3) (4)			All Other Stock Awards: Number of Shares of Stock or Stock		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Incentive Plan Awards			Threshold	Target	Maximum	Units		Options		Awards	Awards
Name	Grant Date	Threshold	Target	Maximum	(#)	(#)	(#)	(2)(#)		(2)(#)		($/Sh)	(3)

Morten Arntzen	3/06/2012(1)	$1,170,000	$1,620,000	$2,160,000	—	—	—	—		—		—	—
	3/06/2012(2)	$360,000	$450,000	$450,000	—	—	—	—		—		—	—
	2/23/2012	—	—	—	—	—	—	36,000	(6)	—		—	$363,240
	2/23/2012	—	—	—	—	—	—	—		84,270	(7)	$12.50	$322,754
	2/23/2012(5)	$111,940	$447,761	$2,686,567	—	—	—	—		—		—	$291,701

Myles R. Itkin	3/06/2012(1)	$429,000	$594,000	$792,000	—	—	—	—		—		—	—
	3/06/2012(2)	$264,000	$330,000	$330,000	—	—	—	—		—		—	—
	2/23/2012	—	—	—	—	—	—	24,000	(6)	—		—	$242,160
	2/23/2012	—	—	—	—	—	—	—		56,180	(7)	$12.50	$215,169
	2/23/2012(5)	$74,627	$298,507	$1,791,045	—	—	—	—		—		—	$194,467

Robert E. Johnston	3/06/2012(1)	$388,125	$488,750	$690,000	—	—	—	—		—		—	—
	3/06/2012(2)	$230,000	$287,500	$287,500	—	—	—	—		—		—	—
	2/23/2012	—	—	—	—	—	—	20,000	(6)	—		—	$201,800
	2/23/2012	—	—	—	—	—	—	—		46,816	(7)	$12.50	$179,305
	2/23/2012(5)	$62,189	$248,756	$1,492,537	—	—	—	—		—		—	$162,056

Ian T. Blackley	3/06/2012(1)	$272,025	$342,550	$483,600	—	—	—	—		—		—	—
	3/06/2012(2)	$161,200	$201,500	$201,500	—	—	—	—		—		—	—
	2/23/2012	—	—	—	—	—	—	18,667	(6)	—		—	$188,350
	2/23/2012	—	—	—	—	—	—	—		43,695	(7)	$12.50	$167,352
	2/23/2012(5)	$58,043	$232,172	$1,393,035	—	—	—	—		—		—	$151,252

Lois K. Zabrocky	3/06/2012(1)	$320,625	$403,750	$570,000	—	—	—	—		—		—	—
	3/06/2012(2)	$190,000	$237,500	$237,500	—	—	—	—		—		—	—
	2/23/2012	—	—	—	—	—	—	18,667	(6)	—		—	$188,350
	2/23/2012	—	—	—	—	—	—	—		43,695	(7)	$12.50	$167,352
	2/23/2012(5)	$58,043	$232,172	$1,393,035	—	—	—	—		—		—	$151,252

(1)	Awards made under the Company’s Incentive Compensation Plan.

(2)	Awards made under the Company’s Senior Incentive Plan.

(3)	Awards made under the Company’s Stock Incentive Plan.

(4)	For a discussion of the assumptions made in determining the fair value on the grant date of the stock option awards, see Note 15, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements for 2012 contained in this Annual Report on Form 10-K for 2012.

(5)	It is the Company’s current intention (but not its obligation) to settle the performance awards granted in 2012, to the extent the minimum threshold is achieved, in shares of common stock of the Company to the extent such shares are available for issuance under the Stock Incentive Plan at the end of the performance period. To the extent sufficient shares are not available for issuance or the Compensation Committee otherwise determines not to settle the performance awards in shares of common stock, the performance award (or portion thereof) is payable in cash.

177	Overseas Shipholding Group, Inc.

The value of the performance award is based on the change in the market value of a share of common stock during the three year performance period, with an established threshold price of $12.50, which is a premium price to the actual closing price of a share of common stock on the grant date of $10.09. The value of the performance award at the end of the three year performance period is equal to the product of (a) the amount of the target performance award times (b) one plus the Performance Fraction (as defined below) times (c) the lesser of (i) two or (ii) the number equal to one plus the Performance Fraction provided that if the Closing Price (as defined below) is less than $6.25, the number shall be zero. The Performance Fraction is the fraction whose numerator is the difference, expressed as a positive number, between (i) $12.50 (the threshold price) and (ii) the average closing price (the “Closing Price”) of a share of common stock of the Company during the 20 days ending on the last day of the performance period provided that if the average closing price is less than $6.25 (50% of the threshold price), the numerator shall be zero and the denominator of which is $12.50. The maximum payout of the performance units granted assumes that the stock price increases by 200% from the threshold price of $12.50.

(6)	Reflects restricted stock awards that vest in four equal annual installments.

(7)	Reflects stock option awards that vest in three equal annual installments.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information as of December 31, 2012 concerning the holdings of stock options and stock awards by the NEOs. This table includes unexercised and unvested option and stock awards. Awards of options vest in three equal annual installments commencing one year after the date of the option grant. Awards of restricted stock vest in four equal annual installments, commencing one year after the date the award was granted. The market value of the stock awards is based on the closing market price of the Company’s common stock as of December 31, 2012, which was $0.85 per share. Additional information regarding these awards is included in the Compensation Discussion and Analysis section of this Annual Report.

178	Overseas Shipholding Group, Inc.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Morten Arntzen(1)	100,000	—		—	$35.70	01/19/2014	—		—	—	—
	12,902	—		—	$52.40	01/12/2015	—		—	—	—
	44,791	—		—	$49.05	01/18/2016	—		—	—	—
	86,806	—		—	$55.03	01/10/2017	—		—	—	—
	73,135	—		—	$63.44	02/15/2017	—		—	—	—
	65,502	—		—	$64.92	01/10/2018	—		—	—	—
	112,936	—		—	$40.95	12/17/2018	—		—	—	—
	20,941	10,471	(2)	—	$43.40	02/23/2020	—		—	—	—
	13,695	27,391	(3)	—	$34.90	02/23/2021	—		—	—	—
	—	450,000	(4)	—	$22.50	10/12/2021	—		—	—	—
	—	—		—	—	—	—		—	177,778	$151,111	(5)
	—	84,270	(6)	—	$12.50	02/23/2022	—		—	—	—
	—	—		—	—	—	49,762	(7)	$42,298	—	—
	—	—		—	—	—	—		—	8,106	$6,890	(8)
	—	—		—	—	—	—		—	10,264	$8,724	(9)
Myles R. Itkin(10)	6,244	—		—	$52.40	01/12/2015	—		—	—	—
	19,294	—		—	$49.05	01/18/2016	—		—	—	—
	23,148	—		—	$55.03	01/10/2017	—		—	—	—
	18,559	—		—	$64.92	01/10/2018	—		—	—	—
	21,817	—		—	$40.95	12/17/2018	—		—	—	—
	6,282	3,141	(2)	—	$43.40	02/23/2020	—		—	—	—
	3,818	7,637	(3)	—	$34.90	02/23/2021	—		—	—	—
	—	56,180	(6)	—	$12.50	02/23/2022	—		—	—	—
	—	—		—	—	—	27,941	(11)	$23,750	—	—
	—	—		—	—	—	—		—	1,216	$1,033	(8)
	—	—		—	—	—	—		—	1,431	$1,216	(9)
Robert E. Johnston	4,451	—		—	$52.40	01/12/2015	—		—	—	—
	17,227	—		—	$49.05	01/18/2016	—		—	—	—
	17,361	—		—	$55.03	01/10/2017	—		—	—	—
	13,883	—		—	$64.92	01/10/2018	—		—	—	—
	16,684	—		—	$40.95	12/17/2018	—		—	—	—
	4,804	2,402	(3)	—	$43.40	02/23/2020	—		—	—	—
	2,656	5,313	(4)	—	$34.90	02/23/2021	—		—	—	—
	—	46,816		—	$12.50	02/23/2022	—		—	—	—
	—	—		—	—	—	22,844	(12)	$19,417	—	—
	—	—		—	—	—	—		—	930	$791	(8)
	—	—		—	—	—	—		—	996	$847	(9)
Ian T. Blackley	935	—		—	$52,40	01/12/2015	—		—	—	—
	3,445	—		—	$49.05	01/18/2016	—		—	—	—
	10,127	—		—	$55.03	01/10/2017	—		—	—	—
	6,823	—		—	$64.92	01/10/2018	—		—	—	—
	6,930	—		—	$40.95	12/17/2018	—		—	—	—
	3,942	1,971	(2)	—	$43.40	02/23/2020	—		—	—	—
	2,711	5,424	(3))	—	$34.90	02/23/2021	—		—	—	—
	—	43,695	(6)	—	$12.50	02/23/2022				—	—
	—	—		—	—	—	21,344	(13)	$18,142	—	—
	—	—		—	—	—	—		—	763	$649	(8)
	—	—		—	—	—	—		—	1,016	$864	(9)
Lois K. Zabrocky	884	—		—	$52.40	1/12/2015	—		—	—	—
	3,445	—		—	$49.05	01/18/2016	—		—	—	—
	11,574	—		—	$55.03	01/10/2017	—		—	—	—
	12,009	—		—	$64.92	01/10/2018	—		—	—	—
	16,684	—		—	$40.95	12/17/2018	—		—	—	—
	4,804	2,402	(3)	—	$43.40	02/23/2020	—		—	—	—
	2,656	5,313	(4)		$34.90	02/23/2021	—		—	—	—
	—	43,695	(6)	—	$12.50	02/23/2022	—		—	—	—
	—	—		—	—	—	21,511	(14)	$18,284	—	—
	—	—		—	—	—	—		—	930	$791	(8)
	—	—		—	—	—	—		—	996	$847	(9)

(1)	Mr. Arntzen resigned on February 11, 2013. Upon his resignation his unvested options and restricted stock awards terminated and, thirty days after his resignation, his vested options terminated.

179	Overseas Shipholding Group, Inc.

(2)	These options vested on February 23, 2013. See note 1.

(3)	One-half of these options became vested and exercisable on February 23, 2013 and one-half will become exercisable on February 23, 2014. See note 1.

(4)	These premium priced options vest on October 12, 2016 if Mr. Arntzen remains in the continuous employ of the Company or its affiliates through such date. See note 1.

(5)	The payout value for these RSUs assumes the performance criteria for the RSUs were achieved as of the last day of fiscal 2012. The RSUs vest and convert into an equal number of shares of common stock if during any 30 consecutive trading day period from October 12, 2011 through October 12, 2016, the trailing average closing price of a share of common stock of the Company is $22.50 or more and if Mr. Arntzen remains continuously employed by the Company or any of its affiliates through October 12, 2016. See note 1.

(6)	One-third of these options became vested and exercisable on February 23, 2013, and one-third of these options become vested and exercisable on each of February 23, 2014 and February 23, 2015. See note 1.

(7)	Of these shares of restricted stock, 14,403 shares will vest on February 23, 2013, 14,404 shares will vest on February 23, 2014, 11,955 shares will vest on February 23, 2015 and 9,000 shares will vest on February 23, 2016. For further information regarding Mr. Arntzen’s awards, see note 1.

(8)	The payout value for these performance units assumes that criteria for the RSUs were achieved at the threshold level as of the last day of fiscal 2012. These performance units convert at the end of the three year performance period beginning on the grant date of February 23, 2010 into a number of shares of common stock equal to the product of (i) the number of performance units granted times (ii) the fraction whose numerator is the average closing price of a share of common stock during the 20 trading’s ending on the last day of the performance period provided that if such average is less than $17.45 (50% of the price of a share of common stock on the grant date) the numerator is zero and if such average is more than $69.80 (200% of the price of a share of common stock on the grant date) the numerator is $69.80 and the denominator is $34.90 (the price of a share of common stock on the grant date). The average closing price of a share of common stock during the 20 trading days ended on February 23, 2013 was substantially less than $17.45 and there was no conversion and, thus, no payout. See note 1.

(9)	The payout value for these performance units assumes that criteria for the RSUs were achieved at the threshold level as of the last day of fiscal 2012. These performance units convert at the end of the three year performance period beginning on the grant date of February 23, 2011 into a number of shares of common stock based on the average closing price of a share of common stock during the 20 trading days ending on the last day of the performance period as described in note 5 to the table titled “Grants of Plan-Based Awards” in this Annual Report.

(10)	On April 4, 2013, Mr. Itkin left the Company as part of the Company’s reduction in force in connection with its restructuring efforts. All of Mr. Itkin’s unvested stock options and restricted stock awards terminated as a result of his termination of employment.

(11)	Of these shares of restricted stock, 7,558 shares vested on February 23, 2013, 7,559 shares will vest on February 23, 2014, 6,824 shares will vest on February 23, 2015 and 6,000 shares will vest on February 23, 2016. See note 10.

(12)	Of these shares of restricted stock, 6,135 shares vested on February 23, 2013, 6,135 shares will vest on February 23, 2014, 5,574 shares will vest on February 23, 2015 and 5,000 shares will vest on February 23, 2016.

(13)	Of these shares of restricted stock, 5,712 shares vested on February 23, 2013, 5,713 shares will vest on February 23, 2014 and 5,252 shares will vest on February 23, 2015 and 4,667 shares will vest on February 23, 2016.

180	Overseas Shipholding Group, Inc.

(14)	Of these shares of restricted stock, 5,801 shares vested on February 23, 2013, 5,802 shares will vest on February 23, 2014, 5,241 shares will vest on February 23, 2015 and 4,667 shares will vest on February 23, 2016.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on vesting of restricted stock to the Named Executive Officers in 2012. There were no stock options exercised by the NEOs in 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting
Morten Arntzen(1)	—	—	40,385	$363,294
Myles R. Itkin(2)	—	—	4,167	$32,082
Robert E. Johnston(3)	—	—	3,109	$23,726
Ian T. Blackley(4)	—	—	1,940	$16,513
Lois K. Zabrocky(5)	—	—	2,975	$22,170

(1)	Mr. Arntzen acquired 4,621 shares of common stock with a market price of $11.61 on January 10, 2012, 23,645 shares of common stock with a market price of $10.54 on February 15, 2012, 5,403 shares of common stock with a market price of $10.09 on February 23, 2012, and 6,716 shares of common stock with a market price of $0.88 on December 17, 2012, all as a result of the lapse of vesting restrictions on these shares.

(2)	Mr. Itkin acquired 1,310 shares of common stock with a market price of $11.61 on January 10, 2012, 1,559 shares of common stock with a market price of $10.09 on February 23, 2012, and 1,298 shares of common stock with a market price of $0.88 on December 17, 2012, all as a result of the lapse of vesting restrictions on these shares.

(3)	Mr. Johnston acquired 982 shares of common stock with a market price of $11.61 on January 10, 2012, 1,135 shares of common stock with a market price of $10.09 on February 23, 2012, and 992 shares of common stock with a market price of $0.88 on December 17, 2012, all as a result of the lapse of vesting restrictions on these shares.

(4)	Mr. Blackley acquired 482 shares of common stock with a market price of $11.61 on January 10, 2012, 1,046 shares of common stock with a market price of $10.09 on February 23, 2012, and 412 shares of common stock with a market price of $0.88 on December 17, 2012, all as a result of the lapse of vesting restrictions on these shares.

(5)	Ms. Zabrocky acquired 848 shares of common stock with a market price of $11.61 on January 10, 2012, 1,135 shares of common stock with a market price of $10.09 on February 23, 2012, and 992 shares of common stock with a market price of $0.88 on December 17, 2012, all as a result of the lapse of vesting restrictions on these shares.

181	Overseas Shipholding Group, Inc.

NONQUALIFIED DEFERRED COMPENSATION

The following table provides information with respect to the deferral of compensation on a non-tax qualified basis to the Supplemental Plan for each NEO in 2012. The Company discontinued the Supplemental Plan on November 14, 2012 in connection with its Chapter 11filing.

Name	Executive Contributions in 2012	Corporation Contributions in 2012(1)	Aggregate Earnings/Losses in 2012	Aggregate Withdrawals/ Distributions in 2012	Aggregate Balance at December 31, 2012
Morten Arntzen	—	$21,846	$119,636	—	$1,202,539
Myles R. Itkin	—	$13,354	$25,288	—	$3,088,637
Robert E. Johnston	—	$10,346	$547,639	—	$6,312,112
Ian T. Blackley	—	$4,260	$17,345	—	$212,311
Lois K. Zabrocky	—	$6,808	$9,637	—	$165,688

(1)	Constitutes the Company’s contribution under the Supplemental Plan for each NEO. These are the same amounts as provided in the All Other Compensation Table under the column titled Nonqualified Defined Contribution Plan.

AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

The Company was a party to an employment letter agreement with the Mr. Arntzen. The Company was also a party to Change of Control Protection Agreements with each of the other NEOs and adopted the Old Severance Plan which covered the NEOs other than Mr. Arntzen. The employment agreement with Mr. Arntzen and the Old Severance Plan were designed to offer the NEOs protection against a possible loss of income if their employment is terminated without Cause or for Good Reason (as defined therein) and not in connection with a Change of Control. The term Cause as defined in such agreements and the Old Severance Plan generally means (i) the NEO’s willful misconduct involving the Company or its assets, business or employees or in the performance of the NEO’s duties which materially injure the Company, (ii) the NEO’s indictment for, or conviction of (or plea of guilty or nolo contendere to), a felony or, certain other crimes, (iii) the NEO’s continued and substantial failure to perform the NEO’s duties with the Company which failure continues for a period of at least ten (10) days after written notice thereof from the Company, (iv) the NEO’s breach of any material provision of any agreement with the Company, which breach, if curable is not cured within ten (10) days after written notice from the Company or (v) the NEO’s failure to attempt in good faith to promptly follow a written direction of the Board or, other than Mr. Arntzen’s agreements, a more senior officer.

Employment Agreements

The Company and Mr. Arntzen were parties to an employment letter agreement dated October 12, 2011 which provided the terms of Mr. Arntzen’s continued employment by the Corporation and superseded and replaced the employment letter agreement dated as of January 19, 2004, as amended, between the Company and Mr. Arntzen. The agreement provided that Mr. Arntzen would continue to serve as President and CEO of the Company at a base salary of no less than $900,000 per year (which may be reduced by up to 15% if there is an across-the-board reduction that is generally applicable to all employees of the Company). If the Company terminated Mr. Arntzen’s employment without Cause or Mr. Arntzen resigned with Good Reason (as defined in the agreement) prior to October 12, 2016, then, upon Mr. Arntzen’s signing and not revoking a general release, the Company agreed to pay him two years of base salary, a pro-rata portion of his annual bonus for the year in which such termination occurs based on actual results for such year and continued health care coverage for up to 18 months. Mr. Arntzen was eligible for an annual cash bonus under the Incentive Compensation Plan, which bonus was targeted at 180% of his annual base salary and would be based on performance goals determined for each year by the Compensation Committee. Mr. Arntzen is also eligible for equity awards as determined by the Compensation Committee. The agreement was substantially similar to the agreement it replaced except that the new agreement provided that (i) if the Company terminated Mr. Arntzen’s employment without Cause or he resigned with Good Reason, his receipt of payments and benefits is conditional on not only signing a general release (as provided in the replaced agreement) but on not revoking the release and (ii) Mr. Arntzen’s annual cash bonus under the Incentive Compensation Plan was targeted at 180% of his annual base salary (the replaced agreement did not specify a target bonus level). The term Good Reason (as used in Mr. Arntzen’s employment letter agreement) generally means (i) any material diminution in Mr. Arntzen’s position, duties, responsibilities, or authority or assignment to him of duties and responsibilities materially inconsistent with his position, (ii) any reduction in annual base salary (other than as described above with respect to an across-the-board reduction), (iii) relocation of his principal business location to an area outside of a 50 mile radius of both the Company’s current principal business location and his current principal residence, (iv) any material breach by the Company of any material provision of the employment letter agreement, (v) the failure of the Board to nominate or re-nominate him as a member of the Board or elect or re-elect him as President and CEO or his removal from any such position (if not for Cause), or (vi) the failure of an acquiror of all or substantially all of the assets or business of the Company to assume the Company’s obligations under the employment letter agreement. As previously noted, Mr. Arntzen resigned as President and CEO on February 11, 2013.

182	Overseas Shipholding Group, Inc.

In connection with entering into the new employment agreement and the new change in control agreement described below, on October 12, 2011 the Compensation Committee granted Mr. Arntzen premium priced stock options and performance based restricted stock units (“RSUs”) under the Company’s 2004 Stock Incentive Plan, having a total value on the date of grant of $3.7 million. These equity awards were designed to retain the services of Mr. Arntzen for at least five years and to incentivize him to achieve demanding performance goals based on increasing the price of common stock of the Company.

Mr. Arntzen was also granted stock options for 450,000 shares of common stock of the Company pursuant to the Stock Incentive Plan at an exercise price of $22.50 per share, which price exceeded the closing price of $15.60 per share on the grant date. These options would become exercisable on October 12, 2016 if Mr. Arntzen was continuously employed by the Company or its affiliates through such date. The options fully vest upon a Change in Control of the Company. If Mr. Arntzen’s employment by the Company or any of its affiliates terminates before such date for certain reasons, including death, disability or without Cause (as defined in the option grant agreement) Mr. Arntzen would have vested in a pro rata portion of such options. The options expire on October 12, 2021.

Mr. Arntzen was also granted 177,778 RSUs pursuant to the Stock Incentive Plan which convert into an equal number of shares of common stock of the Company if during any thirty consecutive trading day period from October 12, 2011 through October 12, 2016 the trailing average closing price of a share of common stock of the Corporation is $22.50 or more (the “Performance Goal”), provided Mr. Arntzen is continuously employed by the Company or any of its affiliates through October 12, 2016. If the Performance Goal is achieved, (i) the RSUs will also vest upon a Change in Control of the Company and (ii) a pro-rata portion of the RSUs will vest if Mr. Arntzen’s employment by the Company or any of its affiliates terminates before October 12, 2016 for certain reasons, including death, disability or without Cause. If the Performance Goal is not achieved, the award is forfeited in its entirety. The RSUs have no voting rights and may not be transferred or disposed of. The same cash dividend paid on shares of common stock from the grant date of the RSUs will be credited to a dividend book entry account on behalf of Mr. Arntzen. Such dividends will be held uninvested and without interest and paid in cash to Mr. Arntzen if and when the RSUs vest (but will not be paid if the RSUs do not vest). The equity grants reflect the Company’s pay for performance philosophy and were designed to incentivize the CEO to maximize stockholder return and to retain the services of the CEO for the next five years. As previously noted, Mr. Arntzen resigned as President and CEO on February 11, 2013 and, accordingly, no payments were made to Mr. Arntzen under the foregoing agreements and all the stock options and RSUs granted to him in connection with his employment letter terminated and he received no payment with respect to such awards.

Upon Mr. Arntzen’s resignation as President and CEO, Mr. Johnston was elected President and Chief Executive Officer. On March 22, 2013 Mr. Johnston and the Company entered into an employment agreement pursuant to which the Company agreed to pay Mr. Johnston for his services an annual base salary of $675,000, reflecting an increase of $100,000. The Company also agreed that Mr. Johnston is eligible for an annual bonus under the Company’s Annual Incentive Plan for each fiscal year in which he is employed by the Company equal to 150% of his base salary for that year. In addition, the Company waived any rights to reclaim the retention bonus paid to Mr. Johnston in June 2012 under his Retention Bonus Agreement (discussed below) provided that Mr. Johnston remains continuously employed with the Company until the earlier of (i) the date the Company emerges from the proceedings under Chapter 11 or (ii) the date his employment is terminated in connection with a divesture of one or more of the Company’s assets or businesses. Furthermore, the Company agreed that Mr. Johnston would have an allowed administrative claim against the Company under the Bankruptcy Code in the amount of $6,399,259 on account of amounts owed to Mr. Johnston under the OSG Ship Management, Inc. Supplemental Executive Savings Plan, as amended, provided he remains employed by the Company through December 1, 2014, or such earlier date if his employment is terminated due to his death or Disability (as defined therein), by the Company without Cause (as defined therein) or by Mr. Johnston for Good Reason (as defined therein).

183	Overseas Shipholding Group, Inc.

Change of Control Protection Agreements

The Company and Mr. Arntzen were parties to an Amended and Restated Change of Control Protection Agreement dated October 12, 2011 that amended and restated an agreement that was scheduled to expire in January 2012. The agreement provided that if there was a Change of Control on or prior to October 12, 2016, Mr. Arntzen would be entitled to certain enhanced payments and benefits if his employment is terminated without Cause or if he resigned for Good Reason within 90 days prior to, or within two years following, a Change of Control. Upon any such termination, Mr. Arntzen would be entitled to payment of incurred but unreimbursed business expenses, accrued but unpaid base salary, bonus, vacation pay or other compensation, and other amounts or vested benefits due under the applicable employee benefit, equity or incentive plans of the Company then in effect. If such termination was without Cause or for Good Reason as described above, subject to Mr. Arntzen signing a waiver and release of any claims he may have against the Company, Mr. Arntzen would also be entitled to receive (i) three times his annual salary plus his target annual incentive compensation in effect immediately prior to his termination; (ii) an amount equal to 36 months of additional employer contributions under any qualified or nonqualified defined contribution plan or arrangement maintained by the Company applicable to Mr. Arntzen; (iii) an annual bonus for the year in which Mr. Arntzen’s employment was terminated based on the actual results for such year and pro rated based on the portion of the year Mr. Arntzen was employed; (iv) three years of continued coverage for Mr. Arntzen and his dependents under the Company’s health plan and for Mr. Arntzen under the Company’s life insurance plan; and (v) vesting of any outstanding equity awards in accordance with the terms and conditions of the applicable plan and award agreement. In addition, if and to the extent that payments, benefits and other amounts received by Mr. Arntzen as a result of a Change of Control that were subject to excise tax (“parachute payments” under Section 280G of the Code) exceed the Section 280G safe harbor threshold, the amounts to be paid to Mr. Arntzen would be reduced or “cutback”, to an amount that would result in no excise tax being due, but only if the reduced payments, benefits and other amounts (after tax) would be greater than the unreduced amounts less the payment by Mr. Arntzen of applicable excise and other taxes. Mr. Arntzen was not entitled to a gross-up payment if the Section 280G safe harbor threshold was exceeded. The Amended and Restated Change of Control Protection Agreement was substantially similar to the agreement it replaced except that the pre-Change of Control protection period in Mr. Arntzen’s agreement was reduced from 120 days to 90 days to conform with the Change of Control Protection Agreements with the other NEOs. To conform with current best pay practices, the new agreement eliminated the provision in the prior Change of Control Protection Agreement that provided Mr. Arntzen with a gross up for any excise tax under Section 280G of the Code with respect to any payments or benefits received in connection with a Change of Control.

The Company is a party to the Amended and Restated Change of Control Protection Agreements, dated as of January 1, 2012, with each of Messrs. Itkin, Blackley and Johnston and Ms. Zabrocky.Each such agreement provides that if there is a Change of Control on or prior to December 31, 2014 and the NEO’s employment with the Company is terminated by the Company without Cause or by the executive for Good Reason at any time within two years following the Change of Control, or if the Change of Control takes place within 90 days after the NEO is terminated in an Anticipatory Termination (as defined in the Agreement), the NEO is entitled to the following payments and benefits from the Company: (i) incurred but unreimbursed business expenses, accrued but unpaid base salary, bonus, vacation pay or other compensation, and other amounts or vested benefits due under the applicable employee benefit, equity or incentive plans of the Company then in effect; (ii) two times the sum of (x) the NEO’s annual base salary rate in effect immediately prior to his termination plus (y) the NEO’s highest target annual incentive compensation in effect immediately prior to his termination; (iii) an amount equal to 24 months of additional employer contributions under any qualified or nonqualified defined contribution pension plan or arrangement maintained by the Company, applicable to the NEO; (iv) an annual bonus for the year in which the NEO’s employment was terminated based on the actual results for such year and pro rated based on the portion of the year the NEO was employed; (v) continued health care benefits for up to 24 months; and (vi) vesting of outstanding equity awards in accordance with the terms and conditions of the applicable plan and award agreement. If and to the extent that the NEO received “parachute payments” as a result of the Change of Control, the amounts to be paid to the NEO will be reduced or “cutback” as described above with respect to Mr. Arntzen’s Amended and Restated Change of Control Protection Agreement. The NEOs will not be entitled to a gross up payment if the Section 280G safe harbor threshold is exceeded.

184	Overseas Shipholding Group, Inc.

Messrs. Itkin, Blackley and Johnston, and Ms. Zabrocky have also agreed under their Amended and Restated Change of Control Protection Agreements that during the term of their employment with the Company and thereafter, they will (i) keep confidential all proprietary processes, trade secrets or other confidential data or information of the Company and (ii) fully cooperate with the Company in connection with any matter, investigation, proceeding or litigation regarding any matter in which they were involved during their employment with the Company. In addition during the NEO’s employment and, if the NEO was receiving payments under the agreement, for the one year period following the termination of the NEO’s employment with the Company, the NEO is prohibited from (i) competing with any business conducted by the Company, (ii) soliciting any employee of the Company to leave the employ of the Company and (iii) soliciting or inducing any customer of the Company’s to purchase services offered by the Company from another entity.

The Amended and Restated Change of Control Protection Agreements for Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky replaced Change of Control Protection Agreements that expired on December 31, 2011 and are substantially similar to the agreements they replaced. However, to conform to current best pay practices, the new agreements eliminated any gross up payments for any excise tax incurred under Section 280G of the Code with respect to any payments or benefits received in connection with a Change of Control. As noted below, if an employee elected to participate in the New Severance Plan, the employee must waive any rights he or she may have under any severance plans or arrangements that were in place prior to the Petition Date, including under the Amended and Restated Change of Control Protection Agreements. Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky have each elected to participate in the New Severance Plan and have waived their rights to payments and benefits under the Amended and Restated Change of Control Plan Agreements.

Retention Bonus Agreements

In June 2012, the Board of Directors determined that the continued employment of Messrs. Itkin and Johnston, both of whom were of retirement age, was important to the Company’s future success, particularly in view of the challenges to its businesses that the Company faces from the downturn in recent years of the global shipping industry and continued weakness in the financial and credit markets. On June 14, 2012, the Company entered into Retention Bonus Agreements with each of Messrs. Itkin and Johnston under which (i) the Company paid each of them a retention bonus of $1,500,000 and (ii) each of them agreed that if prior to June 14, 2014 his employment is terminated by the Company for cause or he resigns without good reason then he would repay the Company the full amount of the retention bonus. In April 2013, Mr. Itkin left the Company as part of the Company’s reduction in force in connection with its restructuring efforts.

Severance Plans

The Old Severance Plan originally became effective on January 1, 2006 and continues until terminated on not less than one year’s notice to the NEOs then participating in the Old Severance Plan. The Old Severance Plan provides that if an NEO’s employment with the Company is terminated without Cause, the NEO will receive the following payments and benefits: (i) incurred but unreimbursed business expenses, accrued but unpaid base salary, bonus, vacation pay or other compensation, and other amounts or vested benefits due under the applicable employee benefit, equity or incentive plans of the Company then in effect; (ii) an amount equal to the NEO’s monthly base salary rate in effect prior to the termination for a period of 24 months after the NEO’s employment terminates; (iii) a pro-rata portion of the NEO’s annual bonus for the year in which the termination occurs, based on actual results for such year; and (iv) continued health care coverage for up to 18 months.

Pursuant to the Old Severance Plan, Messrs. Itkin, Blackley and Johnston and Ms. Zabrocky each agreed that during the term of their employment and thereafter they will (i) keep confidential all proprietary processes, trade secrets or other confidential data or information of the Company, (ii) fully cooperate with the Company in connection with any matter, investigation, proceeding or litigation regarding any matter in which they were involved during their employment and (iii) not disparage the Company or its employees, officers, directors, products or services. During their employment and for the one year period following the termination of their employment with the Company, they are prohibited (i) from competing with any material business conducted by the Company on the date the NEO is terminated and (ii) from soliciting or inducing any customer of the Company to purchase services offered by the Company from another entity. In addition, during the NEO’s employment and for the two year period following the termination of his or her employment, the NEO is prohibited from soliciting any employee of the Company to leave the employ of the Company.

185	Overseas Shipholding Group, Inc.

Effective as of April 1, 2013, the Company adopted the New Severance Plan to offer a form of income protection to eligible employees who suffer a loss of employment in connection with the Chapter 11 proceedings, and the New Severance Plan was approved by the Bankruptcy Court on March 21, 2013. Participation in the New Severance Plan is voluntary, but if an employee elects to participate, the employee must waive any rights he or she may have under any severance plans or arrangements that were in place prior to the Petition Date. Under the New Severance Plan, an employee whose employment is terminated without Cause (as defined therein) will receive two weeks of salary for every year he or she is employed by the Company, with a minimum severance amount of eight weeks of salary and a maximum severance amount of 52 weeks of salary. If the employee was a participant in the annual cash incentive program prior to his or her termination of employment, he or she is also entitled to a pro rata bonus based on the Company’s actual performance for the year in which the termination of employment occurs, to be paid at the time such bonuses are paid to active employees. Each of Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky, all NEOs, elected to participate in the New Severance Plan.

Tax Equalization Agreement and Housing Allowance Arrangement with Mr. Blackley

In connection with Mr. Blackley’s appointment as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd., a subsidiary of the Company’s, effective September 1, 2005, and his relocation from New York to Newcastle, United Kingdom, the Company agreed to reimburse Mr. Blackley, a United States citizen, for the amount of income taxes he is required to pay to the United Kingdom Inland Revenue Service (known as tax equalization payments). In 2012, the Company paid $28,301 on behalf of Mr. Blackley with respect to tax equalization. Mr. Blackley is responsible for paying his United States income taxes.

At the time of Mr. Blackley’s relocation from New York to Newcastle, in September 2005, it was the understanding of the Company and Mr. Blackley that Mr. Blackley would eventually return to New York. The Company determined in early 2011 that Mr. Blackley would continue to serve the Company from Newcastle and in April 2011 agreed to pay Mr. Blackley an annual housing allowance of $36,000 to compensate him for the continuing cost of maintaining a residence in Newcastle while continuing to have a home in New York. In 2012, the Company paid Mr. Blackley this annual housing allowance of $36,000.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-OF-CONTROL

In accordance with the rules of the SEC, the following table discloses the amounts that would have been payable to the NEOs upon termination of their employment or upon a change of control of the Company, in each case that occurred on December 31, 2012. At December 31, 2012, no NEO was eligible for normal retirement at age 65, except for Mr. Itkin. The table excludes amounts payable pursuant to the Supplemental Plan and pursuant to plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the Savings Plan. Under the change of control protection agreements, if an executive’s employment is terminated for “Cause”, then the executive will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination and, therefore, there is no presentation of termination for “Cause” in the table below.

186	Overseas Shipholding Group, Inc.

Event(1)	Morten Arntzen	Myles R. Itkin	Robert E. Johnston	Ian T. Blackley	Lois K. Zabrocky

Voluntary Termination without Good Reason or Retirement
Cash severance payment	$0	$0	$0	$0	$0
Health Benefits	$0	$0	$0	$0	$0
Retirement Benefits	$0	$0	$0	$0	$0
Accelerated time-based stock options	$0	$0	$0	$0	$0
Accelerated time-based restricted stock	$0	$23,749	$0	$0	$0
Accelerated performance share units	$0	$0	$0	$0	$0
Total	$0	$23,749	$0	$0	$0

Involuntary Termination Without Cause or, with respect to Mr. Arntzen, voluntary with Good Reason—No Change of Control
Cash severance payment(2)	$1,800,000	$1,320,000	$1,150,000	$806,000	$950,000
Health Benefits(3)	$18,331	$23,340	$16,548	$28,068	$36,555
Accelerated time-based stock options(4)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(5)	$0	$23,749	$0	$0	$0
Accelerated performance share units(6)	$0	$0	$0	$0	$0
Total	$1,818,331	$1,367,089	$1,166,548	$834,068	$986,555
Death
Accelerated time-based stock options(4)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(5)	$42,298	$23,749	$19,417	$18,142	$18,284
Accelerated performance share units(6)	$0	$0	$0	$0	$0
Total	$42,298	$23,749	$19,417	$18,142	$18,284
Disability
Accelerated time-based stock options(4)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(5)	$42,298	$23,749	$19,417	$18,142	$18,284
Accelerated performance share units(6)	$0	$0	$0	$0	$0
Total	$42,298	$23,749	$19,417	$18,142	$18,2844
Change in Control with Involuntary Termination or Voluntary with Good Reason
Cash severance payment(7)	$7,560,000	$2,508,000	$2,127,500	$1,491,100	$1,757,500
Health Benefits(8)	$43,008	$31,121	$22,064	$37,448	$48,740
Retirement Benefits(9)	$353,400	$134,320	$119,100	$93,644	$104,300
Accelerated time-based stock options(10)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(10)	$42,298	$23,749	$19,417	$18,142	$18,284
Accelerated performance share units(10)	$0	$0	$0	$0	$0
Modified Gross-Up(11)	$0	$0	$0	$0	$0
Total	$7,998,706	$2,697,190	$2,288,081	$1,640,334	$1,928,824

187	Overseas Shipholding Group, Inc.

Notes:

(1)	The values in this table reflect estimated payments associated with various termination scenarios; assumes a stock price of $0.85 (the closing price of the Company’s common stock on December 31, 2012, the last day in the fiscal year on which the Company’s common stock was traded (the “Year End Closing Price”)). The table includes all outstanding grants through the assumed termination date of December 31, 2012. Actual values will vary based on changes in the price of the Company’s common stock.

(2)	Cash severance equal to two times the NEO’s annual salary.

(3)	Continued healthcare coverage for up to 18 months.

(4)	Under the Stock Incentive Plan, all unvested time-based options are forfeited upon an involuntary termination, death, Disability or retirement except for grants made on October 21, 2011 to Mr. Arntzen. These stock option grants will vest based on the period of service from the grant date through the termination date if Mr. Arntzen’s employment is terminated due to involuntary termination, death or Disability.

(5)	Under the Stock Incentive Plan, only unvested time-based restricted stock awarded in 2006 and later accelerates upon an involuntary termination or termination due to death, Disability or retirement. The value represents the Year End Closing Price multiplied by the number of shares that vest. All other unvested restricted stock would have been forfeited.

(6)	All of the NEOs received performance awards in 2010, 2011 and 2012. Upon termination, the NEOs would receive a pro-rated portion of the award based on actual performance as of the termination date. Assuming a December 31, 2012 termination date, the award would have paid out at zero due to failure to meet the performance threshold. In addition, Mr. Arntzen received a performance-based restricted stock unit award on October 12, 2011 under the Stock Incentive Plan. As of December 31, 2012, the performance goal on this award had not been achieved. Therefore, the award would have been forfeited without payments upon the date of termination.

(7)	Cash severance for termination following a change of control is equal to the sum of the NEO’s annual salary plus target annual bonus times the NEO’s severance multiple as follows: three times for Mr. Arntzen and two times for Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky.

(8)	Continued healthcare coverage for termination following a change of control for up to 36 months for Mr. Arntzen, and 24 months for Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky. This amount also includes a total premium of $6,345 for continued coverage for Mr. Arntzen under the Company’s life insurance plan for three years.

(9)	Continued employer contributions under any qualified or nonqualified defined contribution pension plan or arrangement equal to 36 months for Mr. Arntzen, and 24 months for Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky.

(10)	Under the Stock Incentive Plan, all unvested options and restricted stock vest upon a change of control regardless of whether a termination has occurred. Note that an exception is made to Mr. Arntzen’s performance-based restricted unit award granted on October 12, 2011, which provides that in the event of a Change of Control (as defined therein) upon or following the achievement of the performance goal and prior to October 12, 2016, 100% of any earned RSUs under the award would vest upon the Change of Control and in the event of a Change of Control prior to the achievement of the performance goal and prior to October 12, 2016, then any RSUs under the award will not vest upon the Change of Control, but will remain outstanding subject to the terms of the award and the Stock Incentive Plan. As of December 31, 2012, the performance goal under this award had not been achieved. Therefore, the award would have been forfeited without payment upon the date of termination. The stock option value represents the intrinsic value (based on the Year End Closing Price) of unvested stock options that would vest in the event of a change of control. The restricted stock (including performance shares) value is equal to the number of shares that vest multiplied by the Year End Closing Price.

(11)	None of the NEOs would have been subject to excise taxes upon a Change of Control occurring on December 31, 2012. Accordingly, the modified cap if excise taxes were applicable was zero.

188	Overseas Shipholding Group, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2012, the Compensation Committee consisted of Messrs. Fribourg (Chairman), Oudi Recanati, Coleman and Vettier. No member of the Compensation Committee was, during fiscal year 2012, an officer or employee of the Company or was formerly an officer of the Company. In addition no member of the Compensation Committee, during fiscal year 2012, had any relationship requiring disclosure by the Company as a related party transaction under Item 404 of Regulation S-K promulgated under the 1934 Act. No executive officer of the Company served on any board of directors or compensation committee of any other company for which any of the Company’s directors served as an executive officer at any time during fiscal 2012.

DIRECTOR COMPENSATION

The Board of Directors believes that the fees that are paid to its non-management directors are reasonable and competitive with the fees paid to non-management directors of comparable companies. In order to demonstrate the Board’s commitment to reducing the Company’s general and administrative costs, the Board approved reductions in certain cash fees payable to the Company’s non-management directors, effective for the one year periods from July 1, 2009 to June 30, 2010, from July 1, 2010 to June 30, 2011 and from July 1, 2011 to June 30, 2012, respectively, and for the six month period from July 1, 2012 through December 31, 2012. On December 31, 2011, the Board approved the following reductions or elimination in cash fees payable to the Company’s non-employee directors during calendar 2012.

•	Elimination of meeting fees for members of the Board ($2,000 per meeting), Audit Committee ($2,000 per meeting), Compensation Committee ($1,500 per meeting – previously reduced from $2,000 per meeting) and Corporate Governance and Nominating Committee ($1,000 per meeting – previously reduced from $2,000 per meeting).

•	Elimination of the annual retainers for the Chairman of the Compensation Committee ($10,000) and for the Chairman of the Corporate Governance and Nominating Committee ($5,000 – previously reduced from $7,500).

•	Reduction of the annual retainer, payable quarterly, for the Chairman of the Audit Committee from $15,000 to $10,000.

•	Reduction of the annual retainer, payable quarterly, for the nonexecutive Chairman of the Board to $83,333 (previously reduced from $125,000 to $112,500).

The foregoing fee reductions or eliminations expired on December 31, 2012.

During 2012, non-management directors received an annual retainer, payable quarterly, of $45,000 which reflects a $5,000 reduction in the retainer adopted in June 2009, which reduction expired on December 31, 2012.

Under the 2004 Stock Incentive Plan, the Board has the discretion to grant various types of equity-based awards to non-employee directors. On June 14, 2012, the Board granted 5,000 restricted stock units to each continuing non-employee director of the Corporation under the 2004 Stock Incentive Plan, which units awarded to each director on the grant date had a market value of $50,000. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company upon such non-employee director’s termination of service as a Board member. One-quarter of the restricted stock units vest on each of (i) the earlier of (a) the first anniversary of the grant date and (b) the next annual meeting of the Company’s stockholders and (ii) the second, third and fourth anniversaries of the grant date provided that if a non-employee director ceases to be a director on or after the first vesting date for any reason other than for Cause the non-employee director automatically vests in the remaining unvested restricted stock units. The restricted stock units have no voting rights, may not be transferred or otherwise disposed while the holder is a director and pay dividends in the form of additional restricted stock units at the same time dividends are paid on the common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the holder on the record date for the dividend on the common stock times (y) the dividend per share on the common stock by (ii) the closing price of a share of common stock on the payment date for the dividend on the common stock, which restricted stock units vest immediately upon payment.

189	Overseas Shipholding Group, Inc.

Effective July 1, 2008, the Board adopted the Overseas Shipholding Group, Inc. Non-Employee Director Deferred Compensation Plan (the “Deferred Compensation Plan”) to provide an opportunity for directors of the Company who are not employees of the Company or a subsidiary to defer all or a portion of their “eligible director fees” in the form of cash. Such directors may elect to invest the deferred fees in a cash account and/or in common stock of the Company in the form of a unit measurement called a “phantom share.” A phantom share is the equivalent of one share of the Company’s common stock. The Company believes that the Deferred Compensation Plan enhances the Company’s ability to attract and retain directors of outstanding competence. The Company discontinued the Deferred Compensation Plan in connection with the Chapter 11 filing.

“Eligible director fees” invested in the cash account earn interest quarterly at a rate equal to the Company’s then long-term borrowing rate under the Company’s principal credit facility. Each phantom share is credited with the same cash dividend as is paid on a share of common stock at the same time such cash dividend is paid and is deemed reinvested in phantom shares (based on the fair market value of a share of common stock on the date the cash dividend is paid). Shares of common stock available for issuance under the Deferred Compensation Plan will be issued from treasury shares. In December 2011, the Board requested that non-employee directors defer payment of all cash fees payable during 2012 pursuant to the Deferred Compensation Plan and all the members of the Board elected to do so.

The following table shows the total compensation paid to the Company’s Corporation’s non-employee directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Thomas B. Coleman	45,000	50,000	—	—	95,000
Charles A. Fribourg	45,000	50,000	—	—	95,000
Joel I. Picket	45,000	50,000	—	—	95,000
Ariel Recanati	45,000	50,000	—	—	95,000
Oudi Recanati	45,000	50,000	—	—	95,000
Thomas F. Robards	55,000	50,000	—	—	105,000
Jean-Paul Vettier	45,000	50,000	—	—	95,000
Michael J. Zimmerman	128,333	50,000	—	—	178,333

(1)	All of the directors participated in the Deferred Compensation Plan for 2012 and deferred all fees paid to them.

(2)	Consists of annual Board fees and Board Chairman and Audit Committee Chairman fees.

(3)	On June 14, 2012, each director was granted 5,000 restricted stock units under the 2004 Stock Incentive Plan having a fair market value on the date of grant of $50,000.

(4)	Under the Deferred Compensation Plan, each phantom share is credited with dividends payable in the form of additional phantom shares as described in the two paragraphs immediately preceding this table.

190	Overseas Shipholding Group, Inc.

The table below shows for each nonemployee director the aggregate number of shares of common stock of the Company underlying unexercised options at December 31, 2012. All options were fully exercisable at December 31, 2012. At December 31, 2012, each nonemployee director held 9,798 unvested restricted stock units.

Name	Number of Securities Underlying Unexercised Options
Thomas B. Coleman	1,000
Charles A. Fribourg	2,000
Joel I. Picket	2,000
Ariel Recanati	2,000
Oudi Recanati	2,000
Thomas F. Robards	7,500
Jean-Paul Vettier	7,500
Michael J. Zimmerman	2,000

Director Stock Ownership Guidelines

The Company encourages stock ownership by directors in order to more strongly align interests of directors with the long-term interests of the Company’s stockholders. To further stock ownership by directors, the Board believes that regular grants of equity compensation should be a significant component of director compensation. The Corporate Governance Guidelines provide that each non-management director is expected to own shares of common stock (including restricted stock units convertible into shares of common stock and stock option holdings) with a market value of at least five times his or her annual base cash retainer (currently a minimum total market value of $225,000). New non-management directors have five years to achieve this target ownership threshold. Directors serving in March 2010, the time this ownership requirement was first adopted, had until March 2013 to achieve this target ownership level. On April 9, 2013, the Board waived these guidelines in view of the significant decrease in the price of the common stock and the Company’s filing for bankruptcy under Chapter 11.

191	Overseas Shipholding Group, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

INFORMATION AS TO STOCK OWNERSHIP

Set forth below are the names and addresses of those persons, other than directors of the Company, that are known by the Company to have been “beneficial owners” (as defined in regulations of the SEC) of more than 5% of the outstanding shares of the Company’s Common Stock, as reported to the Company and the SEC.

Name and Address	Number of Shares Beneficially Owned*	Percent of Class*
Donald Smith & Co., Inc.(1)(13) 152 West 57th Street New York, New York 10019	4,225,416	13.7%
Mrs. Diane Recanati(2)(3) 944 Fifth Avenue New York, New York 10021	3,873,639	12.6	%**
Mr. Leon Recanati(2)(4) Medinat Hayehudim Street 85 Herzelia Pituah, Israel	3,873,639	12.6	%**
Mr. Michael Recanati(2)(5) 641 Lexington Avenue, Suite 1512 New York, New York 10022	3,889,907	12.6	%**
Mrs. Yudith Yovel Recanati(2)(6) 64 Kaplan Street Herzliya, Israel	3,873,639	12.6	%**
Paul J. Fribourg(7)(11) 277 Park Avenue New York, New York 10172	2,009,814	6.5	%***
Continental Grain Company(8)(11) 277 Park Avenue New York, New York 10172	1,705,299	5.6	%***
Oslo Asset Management ASA(9)(11) Fjordalleen 16 0115 Oslo, Norway	1,765,561	5.7%
Dimensional Fund Advisors LP(10)(11) Palisades West, Building One 6300 Bee Cave Road Austin, Texas, 78746	1,749,560	5.7%

*	Unless otherwise stated in the notes to this table, the share and percentage ownership information presented is as of July 15, 2013.

**	Messrs. Oudi Recanati, Ariel Recanati, Michael Recanati and Leon Recanati, Mrs. Diane Recanati and Mrs. Yudith Yovel Recanati all share the power to vote 3,821,393 shares subject to the First Amendment to the Amended and Restated Stockholders Agreement dated as of December 18, 2003 among members of, or trusts for the benefit of members of, the Recanati family, as amended (the “Stockholders Agreement”). All of these persons also share the power to vote and dispose of the 52,146 shares owned by the Recanati Foundation. All of the shares that are subject to the Stockholders Agreement or owned by the Recanati Foundation are listed as beneficially owned by each of the foregoing persons in this table and are included in calculating such person’s ownership percentage. The share and percentage ownership information for these persons is as of July 15, 2013.

192	Overseas Shipholding Group, Inc.

***	Messrs. Paul J. Fribourg and Charles A. Fribourg, who are brothers, and Mr. Michael J. Zimmerman all may be deemed to share the power to vote and dispose of the 1,705,299 shares of Common Stock owned by Continental Grain Company (“CGC”). Messrs. Paul J. Fribourg and Charles A. Fribourg may be deemed to share such power because each of them is a director of CGC (Mr. Paul J. Fribourg is also Chairman, Chief Executive Officer and President of CGC) and because each of them is one of the co-trustees and in one case, a beneficiary, of various trusts established for members of the Fribourg family that collectively own a majority interest in CGC. Mr. Michael J. Zimmerman may be deemed to share such power because he is Executive Vice President and Chief Financial Officer of CGC. Messrs. Charles A. Fribourg and Michael J. Zimmerman are each directors of the Company (Mr. Zimmerman is Chairman of the Board of Directors of the Company).

(1)	As of December 31, 2012, Donald Smith & Co., Inc. (“DSC”) had sole dispositive power over all of these shares and sole voting power over 1,810,563 of these shares. DSC, in its capacity as investment advisor, may be deemed to beneficially own 4,225,416 shares of Common Stock of the Company which are held by clients of DSC. The following individuals may be deemed to constitute a group with DSC with respect to all of these shares and have the sole voting power over the shares listed next to their names: Donald Smith – 1,065,185, Richard Greenberg – 76,035, Kamal Shah – 4,618, Jon Hartsel – 34,000, Rolf Heitmeyer – 10,000 and John Piermont – 6,000.

(2)	Mrs. Diane Recanati is the mother of Messrs. Oudi Recanati, a director of the Company, and Michael Recanati, the aunt of Mr. Ariel Recanati, a director of the Company, and the aunt of Mr. Leon Recanati and Mrs. Yudith Yovel Recanati, who are brother and sister.

(3)	Includes 3,821,393 shares subject to the Stockholders Agreement, as to which she may be deemed to share the power to vote (she shares the power to dispose of these shares with Messrs. Oudi Recanati and Michael Recanati). Also includes 52,146 shares held by the Recanati Foundation, which Mrs. Recanati may be deemed to share the power to vote and dispose of by virtue of her position as a director of the Recanati Foundation.

(4)	Includes 3,821,393 shares subject to the Stockholders Agreement, as to which he may be deemed to share the power to vote (he shares the power to dispose of only 3,301,243 of these shares); and 52,146 shares which he may be deemed to share the power to vote and dispose of by virtue of his position as a director of the Recanati Foundation.

(5)	Includes 3,821,393 shares subject to the Stockholders Agreement, as to which he may be deemed to share the power to vote and dispose; and 52,146 shares which he may be deemed to share the power to vote and dispose of by virtue of his position as a director of the Recanati Foundation.

(6)	Includes 3,821,393 shares subject to the Stockholders Agreement, as to which she may be deemed to share the power to vote (she shares the power to dispose of only 3,301,243 of these shares); and 52,146 shares which she may be deemed to share the power to vote and dispose of by virtue of her position as a director of the Recanati Foundation.

(7)	As of July 15, 2013, Mr. Paul J. Fribourg shared the power to vote and dispose of 1,705,299 of these shares which are owned by CGC and, as of November 22, 2011, had the sole dispositive power and sole voting power over the balance of these shares.

(8)	As of July 15, 2013, CGC shared the power to vote and dispose of all of these shares.

(9)	As of April 10, 2013, Oslo Asset Management ASA (“OAM”) had the sole dispositive power over all of these shares and sole voting power over all of these shares. OAM, in its capacity as investment advisor, may be deemed to beneficially own 1,765,561 shares of Common Stock of the Company which are held by clients of OAM.

(10)	As of December 31, 2012, Dimensional Fund Advisors LP had the sole dispositive power over all of these shares and sole voting power over 1,722,909 of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

193	Overseas Shipholding Group, Inc.

(11)	The information with respect to this beneficial ownership is according to such beneficial owner’s filings with the SEC.

Directors:

The following table sets forth the amount and percentage of the Company’s Common Stock of which each director, and all directors and executive officers of the Company as a group, were the “beneficial owners” (as defined in the regulations of the SEC) and the number of restricted stock units held by each director, all as of June 30, 2013 and as reported to the Company.

Name	Shares of Common Stock Beneficially Owned (a)		Percentage of Common Stock Beneficially Owned	Number of Restricted Stock Units Held (b)
Oudi Recanati	3,884,080	(c)	12.6%	20,378
Thomas B. Coleman	106,338	(d)	0.3%	20,378
Charles A. Fribourg	1,824,468	(e)	5.9%	20,378
Joel I. Picket	2,000	(f)	-	20,378
Ariel Recanati	3,874,539	(g)	12.6%	20,378
Thomas R. Robards	8,500	(h)	-	19,098
Jean-Paul Vettier	8,083	(h)	-	17,836
Michael J. Zimmerman	1,725,299	(i)	5.6%	20,378
All directors and executive officers as a group (14 persons)	6,300,108	(j)	20.3%	159,202

(a)	Includes the shares of Common Stock issuable within 60 days of July 1, 2013 upon the exercise of all options owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(b)	Reflects restricted stock units held by the indicated non-employee director on July 1, 2013. The units have no voting rights, may not be transferred and convert into an equal number of shares of common stock when the director ceases to be a member of the Board except for Cause. For a description of the terms of the units, see Director Compensation in Item 11 of this Annual Report.

(c)	Includes 3,821,393 shares as to which Mr. Oudi Recanati may be deemed to share the power to vote and dispose of under a stockholders agreement, dated as of December 18, 2003 among members of the Recanati family, as amended (the “Stockholders Agreement”); and 52,146 shares as to which he may be deemed to share the power to vote and dispose of by virtue of his positions as an officer and director of the Recanati Foundation. Also includes 1,000 shares of Common Stock issuable upon the exercise of stock options.

(d)	Includes 1,000 shares of Common Stock issuable upon exercise of stock options.

(e)	Includes 1,705,299 shares of Common Stock owned through an entity of which Mr. Fribourg is a director and has an ownership interest, 7,058 shares owned by Mr. Fribourg’s wife and 1,000 shares of Common Stock issuable upon exercise of stock options. Mr. Fribourg disclaims beneficial ownership of the shares owned through the entity except to the extent of his pecuniary interest in these shares and disclaims beneficial ownership of the shares owned by his wife.

194	Overseas Shipholding Group, Inc.

(f)	Includes 1,000 shares of Common Stock issuable upon exercise of stock options.

(g)	Includes 3,821,393 shares of Common Stock as to which Mr. Ariel Recanati may be deemed to share the power to vote pursuant to the Stockholders Agreement (he may be deemed to share the power to dispose of only 3,301,243 of these shares); and 52,146 shares as to which he may be deemed to share the power to vote and dispose of by virtue of his position as a director of the Recanati Foundation. Also includes 1,000 shares of Common Stock issuable upon exercise of stock options.

(h)	Includes 7,500 shares of Common Stock issuable upon exercise of stock options.

(i)	Includes 1,705,299 shares of Common Stock owned through an entity for which Mr. Zimmerman is an Executive Vice President and Chief Financial Officer and 1,000 shares of Common Stock issuable upon exercise of stock options. Mr. Zimmerman disclaims beneficial ownership of the shares owned through the entity.

(j)	Includes 319,013 shares of Common Stock issuable upon exercise of stock options. See Notes (c) through (i) above.

Executive Officers

The following table sets forth the amount and percentage of the Company’s Common Stock which was “beneficially owned” (as defined in the regulations of the SEC) by the Named Executive Officers listed in the Summary Compensation Table in Item 11 of this Annual Report, all as of May 31, 2013 and as reported to the Company.

Name	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Morten Arntzen	0		-
Myles R. Itkin	22,858		0.1%
Ian T. Blackley	83,499	(1)	0.3%
Robert E. Johnston	142,304	(2)	0.5%
Lois K. Zabrocky	100,292	(3)	0.3%

(1)	Includes 54,161 shares of Common Stock issuable upon exercise of stock options.
(2)	Includes 97,766 shares of Common Stock issuable upon exercise of stock options.
(3)	Includes 71,680 shares of Common Stock issuable upon exercise of stock options.

The following table provides information as of December 31, 2012 with respect to the Company’s equity (stock) compensation plans, all of which have been approved by the Company’s shareholders:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,204,781	$36.54	1,784,373	*

*	Consists of 1,780,524 shares eligible to be granted under the Company’s 2004 stock incentive plan and 3,849 shares eligible to be purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan.

See also Item 14 below.

195	Overseas Shipholding Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INFORMATION ABOUT THE BOARD AND CORPORATE GOVERNANCE

Corporate Governance Guidelines.

The Board has adopted Corporate Governance Guidelines to promote the effective functioning of the Board and its committees, to promote the interests of all stockholders, and to ensure a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Board believes that ethics and integrity cannot be legislated or mandated by directive or policy and that the ethics, character, integrity and values of the Company’s directors and senior management remain the most important safeguards in quality corporate governance. The Corporate Governance Guidelines are posted on the Company’s website, which is www.osg.com, and are available in print upon the request of any stockholder of the Company. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K. Under the Corporate Governance Guidelines, each director is expected to attend all Board meetings and all meetings of committees of which the director is a member. Meeting materials are provided to Board and Committee members prior to meetings, and members are expected to review such materials prior to each meeting.

Policies and Procedures for Approval of Related Party Transactions.

Related party transactions may present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. The Company’s Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to disclose fully all the relevant facts to the Company’s legal department. In addition to this reporting requirement, to identify related party transactions, each year the Company submits and requires its directors and executive officers to complete Director and Officer questionnaires identifying any transactions with the Company in which the director or officer has an interest. Management and the legal department carefully review the terms of all related party transactions. Management reports to the Board on all proposed related party transactions with directors and executive officers. Upon the presentation of a proposed related party transaction to the Board, the related party if a director is excused from participation and voting on the matter. In deciding whether to approve the related party transaction, the Board determines whether the transaction is on terms that could be obtained in an arm’s length transaction with an unrelated third party. If the related party transaction is not on such terms, it will not be approved.

Independence.

Under the Corporate Governance Guidelines, which incorporate the standards established by the New York Stock Exchange (“NYSE”), the Board must consist of a majority of independent directors. As determined by the Board, as of the date of this Annual Report on Form 10-K, all of the Company’s directors have been determined to be independent under the Corporate Governance Guidelines because no relationship was identified that would automatically bar them from being characterized as independent, and any relationships identified were not so material as to impair their independence. The Board annually reviews relationships that directors may have with the Company to make a determination of whether there are any material relationships that would preclude a director from being independent.

The Company and Maritime Overseas Corporation (“MOC”), a private family management company whose President is Mr. Ariel Recanati, a director of the Company, are parties to a sublease pursuant to which the Company subleases to MOC approximately 2,850 square feet of office space at the Company’s New York offices. The sublet space is separate from the Company’s offices and has a separate entrance. The sublease, which began at the end of January 2007 and was scheduled to expire in February 2012, was extended until December 2020, the expiration date of the Company’s lease. The annual rent is approximately $139,000, plus additional rent for increases in real estate taxes, operating expenses and electricity. At the time the sublease was entered into, and at the time of the extension, an independent real estate brokerage firm determined that the rent under the sublease was the fair market rental value of the rental space. At the time the sublease was entered into and at the time of the extension, the Board, without the participation of Mr. Ariel Recanati or his first cousin, Mr. Oudi Recanati, who recused themselves, believed that the terms of the sublease were fair and reasonable to the Company and that the terms were comparable to terms that could be obtained in an arm’s length transaction with an unrelated third party.

196	Overseas Shipholding Group, Inc.

In determining that this relationship was not material with respect to Mr. Ariel Recanati, the Board considered that the annual payments to be made by MOC to the Company under the sublease would never approach an amount that would bar independence under the NYSE listing standards. The Board concluded that based on all of the relevant facts and circumstances the sublease did not constitute a material relationship with the Company that represents a potential conflict of interest or otherwise interferes with the exercise of independent judgment from management of the Company by either Ariel Recanati or Oudi Recanati (who has no economic interest in MOC).

In connection with the Chapter 11 Cases, the Company rejected the Company’s lease of its New York offices effective June 30, 2013 and, accordingly, also rejected its sublease of office space to MOC effective June 30, 2013, which rejection terminated the sublease.

Mr. John J. Ray III was appointed by the Board as Chief Reorganization Officer (“CRO”) of the Company effective as of November 14, 2012. In connection with the appointment of Mr. Ray, the Company entered into an engagement letter agreement dated November 1, 2012 (the “Engagement Letter”) with Greylock Partners LLC (“Greylock Partners”) for Greylock Partners to provide the Company with financial and reorganization consulting services. Mr. Ray is a Senior Managing Director and founder of Greylock Partners. None of the entities with which Mr. Ray has been principally occupied or employed over the five years prior to Mr. Ray’s appointment as CRO is or was a parent, subsidiary or other affiliate of the Company.

The Engagement Letter provides that the Company will pay to Greylock Partners hourly fees for services provided by individuals employed by Greylock Partners. The Company also will reimburse Greylock Partners for reasonable expenses incurred in connection with provision of its services to the Company. The Company paid Greylock Partners a retainer of $250,000 upon signing the Engagement Letter and incurred additional fees of $2,382,457 for services rendered to the Company for 2012. Either the Company or Greylock Partners may terminate the Engagement Letter upon 30 days’ notice. Mr. Ray is not an employee of the Company as his services are provided by Greylock Partners as an independent contractor. Mr. Ray is afforded indemnification by the Company and is provided coverage under the Company’s director and officer insurance policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed PricewaterhouseCoopers as independent registered public accounting firm for the Company and its subsidiaries for the year 2012, of which appointment was ratified by the stockholders. PricewaterhouseCoopers LLP, a well-known and well qualified firm of public accountants, has served as the independent registered public accounting firm of the Company for the past four years.

Audit Fees. Audit fees incurred by the Company to PricewaterhouseCoopers LLP in 2012 and 2011 for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, the review of the financial statements included in the Company’s Forms 10-Q, Sarbanes-Oxley Section 404 attestation procedures, statutory financial audits for the Company’s subsidiaries as well as those services that only the independent registered public accounting firm reasonably could have provided and services associated with documents filed with the SEC and other documents issued in connection with securities offerings, were $4,426,421 and $1,212,043, respectively.

Audit-Related Fees. Audit-related fees incurred by the Company to PricewaterhouseCoopers LLP in 2012 and 2011 for matters related to public offerings and accounting consultations related to accounting, financial reporting or disclosure matters, not classified as “Audit services”, were $138,100 and $148,500, respectively.

Tax Compliance Fees. Total fees incurred by the Company to PricewaterhouseCoopers LLP in 2012 and 2011 for tax compliance and preparation of domestic and foreign tax returns for the Company and its U.S. subsidiaries were $577,189 and $778,437, respectively. The Company incurred fees of approximately $22,000 and $53,000 in 2012 and 2011, respectively, to PricewaterhouseCoopers LLP for preparation of foreign tax returns.

197	Overseas Shipholding Group, Inc.

Other Tax Fees. Total fees incurred by the Corporation to PricewaterhouseCoopers LLP in 2012 and 2011 for tax services other than tax compliance and preparation of tax returns, such as tax advice, planning or consulting were $51,405 and $50,943, respectively.

All Other Fees. Total other fees incurred by the Company to PricewaterhouseCoopers LLP in 2012 and 2011 were $3,900 and $1,960, respectively.

The Audit Committee considered whether the provision of services described above under “Tax Compliance Fees”, “Other Tax Fees” and “All Other Fees” are compatible with maintaining PricewaterhouseCoopers LLP’s independence. The Company does not believe that any reasonable concerns about the objectivity of PricewaterhouseCoopers LLP in conducting the audit of the Company’s financial statements are raised as a result of the fees paid for non-audit-related services in 2012 (almost all of which were for tax preparation or tax compliance services).

The Audit Committee has established policies and procedures for pre-approving audit and permissible non-audit work performed by its independent registered public accounting firm. As set forth in the pre-approval policies and procedures, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee. In each case, the Audit Committee sets a specific annual limit on the amount of such services the Company could obtain from its independent registered public accounting firm without seeking specific approval, and requires management to report each specific engagement to the Audit Committee on a quarterly basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8. The financial information in such consolidated statements at December 31, 2011 and for the years ended December 31, 2011 and 2010 have been restated as set forth in this Annual Report on Form 10-K as more fully described in Note 2, “Company Inquiry and Restatement,” to such statements.

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2012, 2011and 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules of the Company have been omitted because they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

198	Overseas Shipholding Group, Inc.

3(i)	Certificate of Incorporation of the Registrant, as amended to date (filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2006 and incorporated herein by reference).

4(a)(1)	Form of Indenture dated as of December 1, 1993 between the Registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the Registrant from time to time (filed as Exhibit 4(b)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(a)(2)	Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the Registrant under a certain Indenture (filed as Exhibit 4(b)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(a)(3)	Form of 8 3/4% Debentures due December 1, 2013 of the Registrant (filed as Exhibit 4(b)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(1)	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4(b)(2)	Form of Debt Security of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).

4(c)(1)	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(c)(2)	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(d)(1)	Credit Agreement dated as of February 9, 2006, among the Registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the Registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference).

4(d)(2)	Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the Registrant and its subsidiaries in those cases in which the amounts authorized thereunder do not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

10(i)(a)	Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the Registrant and various parties relating to the formation of the Registrant (the form of which was filed as Exhibit 2(3) to Registration Statement No. 2-34124 and incorporated herein by reference).

199	Overseas Shipholding Group, Inc.

10(i)(b)	Form of Additional Exchange Agreement to which Section 2.02 of Exhibit 10(i)(a) hereto refers (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

*10(iii)(a)	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(b)	1998 Stock Option Plan adopted for employees of the Registrant and its affiliates (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(c)	Amendment to the 1998 Stock Option Plan adopted for employees of the Registrant and its affiliates (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10(iii)(d)	1999 Non-Employee Director Stock Option Plan of the Registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

*10(iii)(e)	Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(f)	Second Amended and Restated Change of Control Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(g)	Form of Director and Officer Indemnity Agreement for the directors and officers of the Registrant (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(h)	2004 Stock Incentive Plan of the Registrant as amended and restated as of June 14, 2012 (filed on April 30, 2012 as Appendix A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference).

*10(iii)(i)	Amended and Restated Change of Control Protection Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(j)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(k)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(l)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(m)	Retention Bonus Agreement dated as of June 15, 2012 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2012 and incorporated herein by reference).

200	Overseas Shipholding Group, Inc.

*10(iii)(n)	Retention Bonus Agreement dated as of June 15, 2012 with an executive officer (filed as Exhibit 10.2 to the Registrants Current Report on Form 8-K dated June 14, 2012 and incorporated herein by reference).

*10(iii)(o)	Letter agreement dated March 22, 2013 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2013 and incorporated herein by reference).

*10(iii)(p)	Severance Protection Plan of the Registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(q)	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(r)	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(s)	Notice of Eligibility effective as of December 31, 2008 in favor of an executive officer (filed as Exhibit 10(iii)(p) to the Registrant’s Annual Report on Form 10-K for 2011 and incorporated herein by reference).

*10(iii)(t)	Notice of Eligibility effective as of May 24, 2010 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

*10(iii)(u)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

*10(iii)(v)	Nonqualified Stock Option Agreement dated as of February 15, 2007 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

*10(iii)(w)	Restricted Unit Stock Award dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(x)	Nonqualified Stock Option Agreement dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(y)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).

*10(iii)(z)	Agreement dated September 11, 2006 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

*10(iii)(aa)	Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(bb)	Executive Performance Incentive Plan dated June 1, 2004 (filed on April 28, 2004 as Appendix B to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

201	Overseas Shipholding Group, Inc.

10(iii)(cc)	Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference), as amended (Current Report on Form 8-K dated April 18, 2013 and incorporated herein by reference).

10(iii)(dd)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

*10(iii)(ee)	Form of Performance Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

*10(iii)(ff)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(gg)	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(hh)	Form of Performance Award Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).
*10(iii)(ii)

Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference).

*10(iii)(jj)**	Severance Plan of the Registrant effective April 1, 2013.
**21	List of subsidiaries of the Registrant.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

202	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2013

OVERSEAS SHIPHOLDING GROUP, INC.

By:	/S/ Ian T. Blackley
Ian T. Blackley
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Robert E. Johnston and Ian T. Blackley, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

Name	Date

/S/ ROBERT E. JOHNSTON	August 26, 2013
Robert E. Johnston, Principal
Executive Officer

/S/ IAN T. BLACKLEY	August 26, 2013
Ian T. Blackley, Principal
Financial Officer and
Principal Accounting Officer

/S/ THOMAS B. COLEMAN	August 26, 2013
Thomas B. Coleman, Director

/S/ CHARLES A. FRIBOURG	August 26, 2013
Charles A. Fribourg, Director

/S/ JOEL I. PICKET	August 26, 2013
Joel I. Picket, Director

/S/ ARIEL RECANATI	August 26, 2013
Ariel Recanati, Director

/S/ OUDI RECANATI	August 26, 2013
Oudi Recanati, Director

/S/ THOMAS F. ROBARDS	August 26, 2013
Thomas F. Robards, Director

/S/ JEAN-PAUL VETTIER	August 26, 2013
Jean-Paul Vettier, Director

/S/ MICHAEL J. ZIMMERMAN	August 26, 2013
Michael J. Zimmerman, Director

203	Overseas Shipholding Group, Inc.