Form 10-Q
period 2013-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2013-09-30
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                     YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Shares outstanding as of September 30, 2013– 30,718,509

Special Note

This Quarterly Report on Form 10-Q was delayed pending the completion of an inquiry conducted by the Company at the request and under the direction of the audit committee of the board of directors of the Company (the “Audit Committee”), into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The Company completed its inquiry and an analysis of the consequences in June 2013. On October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least each of the three calendar years in the three year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the aforementioned inquiry, it was determined that there were errors in the Company’s previously issued financial statements for each of the twelve calendar years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated. Accordingly, the Company restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in its Annual Report on Form 10-K for 2012. The Company has also provided adjustments to  data for each of the calendar years 2000 to 2009 in Item 6, “Selected Financial Data,” in its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

The Company also restated the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in its 2012 Form 10-K to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair market valuation of interest rate swap derivative contracts of certain of the Company’s equity method investees.

The adjustments made as a result of the restatements and the potential related cash impact of the restatements are discussed in Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements included in “Financial Statements (unaudited)”. For additional discussion of the inquiry and restatement adjustments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Inquiry and Restatement” and Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements. For a description of the material weaknesses identified by management in internal control over financial reporting with respect to income taxes and fair market valuation of interest rate swaps and management’s remediation actions to address the material weaknesses, see “Controls and Procedures” of this Form 10-Q.  For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$556,618	$507,342
Voyage receivables, including unbilled of $118,545 and $131,333	154,178	179,259
Other receivables	28,206	28,900
Inventories, prepaid expenses and other current assets	45,207	55,926
Total Current Assets	784,209	771,427
Vessels and other property, including construction in progress of $107,031 and $95,283, less accumulated depreciation of $1,025,933 and $994,306	2,813,349	2,837,288
Deferred drydock expenditures, net	63,191	74,418
Total Vessels, Deferred Drydock and Other Property	2,876,540	2,911,706

Investments in Affiliated Companies	264,959	252,398
Intangible Assets, less accumulated amortization of $32,652 and $31,356	70,679	71,975
Goodwill	9,589	9,589
Other Assets	25,186	26,440
Total Assets	$4,031,162	$4,043,535

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$103,363	$99,273
Deferred income taxes	24,558	25,900
Income taxes payable, including reserve for uncertain tax positions of $326,121 and $326,121	331,805	329,799
Total Current Liabilities	459,726	454,972
Reserve for Uncertain Tax Positions	18,631	17,067
Deferred Gain on Sale and Leaseback of Vessels	-	3,839
Deferred Income Taxes	334,907	343,162
Other Liabilities	39,255	37,712
Liabilities Subject to Compromise	2,805,783	2,652,537
Total Liabilities	3,658,302	3,509,289

Equity:
Total Equity	372,860	534,246
Total Liabilities and Equity	$4,031,162	$4,043,535

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
		(As Restated)
Shipping Revenues:
Pool revenues, including $23,268 and $20,654 received from companies accounted for by the equity method	$56,255	$72,526
Time and bareboat charter revenues	83,801	67,985
Voyage charter revenues	107,382	151,867
	247,438	292,378
Operating Expenses:
Voyage expenses	51,793	78,349
Vessel expenses	66,367	70,703
Charter hire expenses	65,460	95,771
Depreciation and amortization	43,271	49,262
General and administrative	19,726	21,136
Severance and relocation costs	(422)	905
(Gain)/loss on disposal of vessels	22	(106)
Total Operating Expenses	246,217	316,020
Income/(loss) from Vessel Operations	1,221	(23,642)
Equity in Income of Affiliated Companies	10,290	6,908
Operating Income/(loss)	11,511	(16,734)
Other Income/(expense)	(199)	3,412
Income/(loss) before Interest Expense, Reorganization Items and Income Taxes	11,312	(13,322)
Interest Expense	(288)	(23,010)
Income/(loss) before Reorganization Items and Income Taxes	11,024	(36,332)
Reorganization Items, net	(184,621)	-
Loss before Income Taxes	(173,597)	(36,332)
Income Tax Benefit/(Provision)	5,835	(528)
Net Loss	$(167,762)	$(36,860)

Weighted Average Number of Common Shares Outstanding:
Basic	30,448,703	30,282,899
Diluted	30,448,703	30,282,899
Per Share Amounts:
Basic net loss	$(5.51)	$(1.22)
Diluted net loss	$(5.51)	$(1.22)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
		(As Restated)
Net Loss	$(167,762)	$(36,860)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(49)	(282)
Reduction in unrealized losses on cash flow hedges	7,817	10,164
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(21)	(21)
Net change in unrecognized actuarial losses	453	(291)
Other Comprehensive Income	8,200	9,570
Comprehensive Loss	$(159,562)	$(27,290)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  DOLLARS IN THOUSANDS
  (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
		(As Restated)
Cash Flows from Operating Activities:
Net loss	$(167,762)	$(36,860)
Items included in net loss not affecting cash flows:
Depreciation and amortization	43,271	49,262
Amortization of deferred gain on sale and leasebacks	42	(3,363)
Amortization of debt discount and other deferred financing costs	-	1,071
Compensation relating to restricted stock and stock option grants	(1,782)	2,107
Deferred income tax benefit	(9,704)	(3,575)
Unrealized gains on forward freight agreements and bunker swaps	-	(2,022)
Undistributed earnings of affiliated companies	(6,719)	1,932
Deferred payment obligations on charters-in	1,377	1,392
Reorganization items, non-cash	177,213	-
Gain on sublease contracts	(344)	-
Other – net	1,252	1,344
Items included in net loss related to investing and financing activities:
Loss/(gain) on sale of securities and other investments – net	303	(1,018)
Loss/(gain) on disposal of vessels – net	22	(106)
Payments for drydocking	(3,834)	(10,829)
Changes in operating assets and liabilities	34,096	10,136
Net cash provided by operating activities	67,431	9,471
Cash Flows from Investing Activities:
Long-term investments	-	(26)
Proceeds from sale of marketable securities and investments	179	109
Expenditures for vessels	(12,203)	(29,343)
Deposit received for disposal of vessel	472	-
Expenditures for other property	(278)	(527)
Other – net	(81)	472
Net cash used in investing activities	(11,911)	(29,315)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)	(283)
Issuance of debt, net of issuance costs and deferred finance costs	-	229,000
Payments on debt, including adequate protection payments	(6,202)	(50,515)
Issuance of common stock upon exercise of stock options	-	103
Other – net	-	15
Net cash (used in)/provided by financing activities	(6,244)	178,320
Net increase in cash and cash equivalents	49,276	158,476
Cash and cash equivalents at beginning of year	507,342	54,877
Cash and cash equivalents at end of period	$556,618	$213,353

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)
  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
  DOLLARS IN THOUSANDS
  (UNAUDITED)
		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2013	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246
Net Loss			(167,762)				(167,762)
Other Comprehensive Income						8,200	8,200
Forfeitures of Restricted Stock Awards		-		58,080	-		-
Compensation Related to Options Granted		(506)					(506)
Amortization of Restricted Stock Awards		(1,276)					(1,276)
Purchases of Treasury Stock				40,370	(42)		(42)
Balance at March 31, 2013	$44,291	$412,629	$856,718	13,494,770	$(835,197)	$(105,581)	$372,860

Balance at January 1, 2012 (As Reported)	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245
Restatement Adjustments ***			(535,437)			(17,516)	(552,953)
Balance at January 1, 2012 (As Restated)	44,291	413,016	1,504,594	13,826,882	(840,302)	(119,307)	1,002,292
Net Loss (As Restated)			(36,860)				(36,860)
Other Comprehensive Income (As Restated)						9,570	9,570
Issuance of Restricted Stock Awards		(4,571)		(400,526)	4,586		15
Compensation Related to Options Granted		492					492
Amortization of Restricted Stock Awards		1,615					1,615
Options Exercised and Employee Stock Purchase Plan		(35)		(11,041)	138		103
Purchases of Treasury Stock				26,624	(283)		(283)
Balance at March 31, 2012 (As Restated)	$44,291	$410,517	$1,467,734	13,441,939	$(835,861)	$(109,737)	$976,944

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of March 31, 2013.
**	Amounts are net of tax.
***	See Note 2, "Company Inquiry and Restatement," to the accompanying condensed consolidated financial statements for details.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Dollar amounts, except per share amounts are in thousands.

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified the scope limitations of the guidance issued in ASU No. 2011-11.  The adoption of the new accounting guidance did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements intended to improve the transparency of changes in other comprehensive income and items reclassified out of  accumulated other comprehensive income. This guidance, which is to be applied prospectively, became effective for the Company’s annual and interim periods beginning January 1, 2013. Adoption of this new accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP guidance. This accounting standard is effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 31, 2013. Based on preliminary evaluations, OSG does not believe the adoption of the new accounting guidance will have a significant impact on its consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 2 — Company Inquiry and Restatement:

As discussed in the 2012 Form 10-K, in October 2012, at the request and under the direction of the audit committee of the board of directors of the Company (the “Audit Committee”) the Company, with the assistance of counsel, conducted an inquiry into the Company’s provision for United States (“U.S.”) federal income taxes in light of certain provisions contained in the Company’s unsecured revolving credit facility scheduled to mature on February 8, 2013 and certain predecessor credit facilities (the “Credit Facilities”). In connection with the inquiry process, on October 19, 2012, the Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for each of the quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Upon completion of the inquiry in June 2013, it was determined that there were errors in the Company’s previously issued financial statements for each of the years in the twelve year period ended December 31, 2011 (including the interim periods within those years), and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, and such financial statements should be restated.

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Credit Facilities, the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed.  Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of:  (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years.  In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $1,317,500 of earnings deemed repatriated from OIN through the end of 2012 as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to certain intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $77,000 for taxable years 2012 and earlier. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking into account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes,” of this Quarterly Report on Form 10-Q and Note 14, “Taxes,” of the Annual Report on Form 10-K for 2012, for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

In addition to giving rise to a tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2012, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above. See Note 11 for information with respect to undistributed earnings that are still considered to be permanently reinvested in foreign operations on which U.S. income taxes have not been recognized.

For purposes of its financial statements as of December 31, 2012, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation of $1,194,150 of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $77,000 of foreign earnings in taxable income. The potential deemed repatriation amount of $1,194,150 is derived from the aggregate amount of $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. The Company also has recorded a deferred tax liability of $103,388 as of December 31, 2012 for the tax effects of unremitted earnings of foreign subsidiaries, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2013 and future years.

Such tax related errors:
•	understated both the income tax provision and the comprehensive loss by $1,875 for the three month period ended March 31, 2012;
•
overstated income taxes recoverable (a component of other receivables) by $21,434; understated  the noncurrent portion of the reserve for uncertain tax positions by $323,003; and understated noncurrent deferred income taxes by $191,376, each as of March 31, 2012; and

•	overstated total equity by $535,813 as of March 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company is restating, and also restated in the 2012 Form 10-K, the accompanying condensed consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the three months ended March 31, 2012 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012. Such error:

•	overstated the investments in affiliated companies by $23,298 and retained earnings by $1,671 and understated accumulated other comprehensive loss by $21,627 each as of March 31, 2012; and
•	understated net loss by $172 and other comprehensive loss by $4,111 for the three month period ended March 31, 2012.

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements as of March 31, 2013 and December 31, 2012.

The accompanying condensed consolidated statements of operations, comprehensive loss, cash flows and changes in equity for the three months ended March 31, 2012 have been restated to reflect the matters described above.

The following tables present the effects of the correction of the errors described above that have been made to the Company’s previously reported condensed consolidated statements of operations, comprehensive loss, cash flows from operating activities for the quarter ended March 31, 2012 and retained earnings as of January 1, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Three months ended March 31, 2012
	As Previously			As
	Reported	Adjustments		Restated
Shipping Revenues:
Pool revenues	$72,526			$72,526
Time and bareboat charter revenues	67,985			67,985
Voyage charter revenues	151,867			151,867
	292,378	-		292,378
Operating Expenses:
Voyage expenses	78,349			78,349
Vessel expenses	70,703			70,703
Charter hire expenses	95,771			95,771
Depreciation and amortization	49,262			49,262
General and administrative	21,136			21,136
Severance and relocation costs	905			905
Gain on disposal of vessels	(106)			(106)
Total Operating Expenses	316,020	-		316,020
Loss from Vessel Operations	(23,642)			(23,642)
Equity in Income of Affiliated Companies	7,080	$(172)	(a)	6,908
Operating Loss	(16,562)	(172)		(16,734)
Other Income	3,412			3,412
Loss before Interest Expense and Taxes	(13,150)	(172)		(13,322)
Interest Expense	(23,010)			(23,010)
Loss before Income Taxes	(36,160)	(172)		(36,332)
Income Tax Benefit/(Provision)	1,347	(1,875)	(b)	(528)
Net Loss	$(34,813)	$(2,047)		$(36,860)

Weighted Average Number of Common Shares Outstanding:
Basic	30,282,899			30,282,899
Diluted	30,282,899			30,282,899
Per Share Amounts:
Basic net loss	$(1.15)	$(0.07)		$(1.22)
Diluted net loss	$(1.15)	$(0.07)		$(1.22)

(a)      To adjust for the overstatement in equity in income of affiliated companies resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.
(b)      To adjust for the overstatement in the income tax benefit primarily related to changes in for uncertain tax positions and the after-tax effect of accrued interest related to the reserve for uncertain tax positions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments		As Restated

Net Loss	$(34,813)	$(2,047)	(a)	$(36,860)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(282)			(282)
Reduction in unrealized losses on cash flow hedges	14,275	(4,111)	(b)	10,164
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(21)			(21)
Net change in unrecognized actuarial losses	(291)			(291)
Other Comprehensive Income	13,681	(4,111)		9,570
Comprehensive Loss	$(21,132)	$(6,158)		$(27,290)

(a)      To adjust for the understatement of the net loss resulting from (1) the $172 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $1,875 understatement in the income tax provision primarily related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.
(b)      To adjust for the understatement of other comprehensive loss resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

The restatements did not affect total net cash flows from operating, investing or financing activities for the quarter ended March 31, 2012. However, the following components of total cash flows from operating activities have been restated as follows:

	Three months ended March 31, 2012
	As Previously			As
	Reported	Adjustment		Restated

Net Loss	$(34,813)	$(2,047)	(a)	$(36,860)
Items included in net loss not affecting cash flows
Deferred income tax benefit	(1,683)	(1,892)	(b)	(3,575)
Undistributed earnings of affiliated companies	1,760	172	(c)	1,932
Changes in operating assets and liabilities	6,369	3,767	(b)	10,136

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

(a)      To adjust for the understatement in the net loss resulting from (1) the $172 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuations adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company's equity method investees and (2) the $1,875 understatement in the tax provision relating to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.
(b)      To adjust for the understatement in the deferred tax benefit, the overstatement of income taxes recoverable, which is a component of receivables, and the understatements of income taxes payable and reserve for uncertain tax positions.
(c)      To adjust undistributed earnings of affiliates for the $172 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company's equity method investees.

The following table is a reconciliation of the retained earnings and accumulated other comprehensive loss as previously reported and as restated at December 31, 2011.

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
(DEBTOR-IN-POSSESSION)

Note 3 —Chapter 11 Filing, Going Concern and Other Related Matters:

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

The Debtors have not yet prepared or filed a plan of reorganization with the Bankruptcy Court.  The Debtors have the exclusive right to file a plan of reorganization through and including November 30, 2013, subject to the ability of third parties to file motions to terminate the Debtors’ exclusivity period, as well as the Debtors rights to seek further extensions of such period. The Debtors have the right to seek further extensions of such exclusivity periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization or the confirmation of such plan by the Bankruptcy Court.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Going Concern and Financial Reporting

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Effective on November 14, 2012, the Company began to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items.  It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise on the Company’s accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items is disclosed separately in the consolidated statements of cash flow.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

As stated in Note 2, “Company Inquiry and Restatement,” the IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013.

Liabilities Subject to Compromise

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

The Debtors have been paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain prepetition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as Liabilities Subject to Compromise on the Company’s condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as Liabilities Subject to Compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court until its evaluation, investigation and reconciliation of the filed claims has been completed. Any resulting changes in classification will be reflected in subsequent financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Liabilities Subject to Compromise consist of the following:

	March 31,	December 31,
As of	2013	2012

Pre-petition accounts payable and other accrued liabilities	$3,069	$2,717
Secured long-term debt and accrued interest	571,755	577,957
Unsecured senior notes	500,780	500,780
Unsecured revolving credit facility	1,488,579	1,488,579
Accrued interest and fees on unsecured revolving credit facility and senior notes	10,878	10,878
Derivative liabilities	3,566	3,566
Accrued liabilities relating to rejected executory contracts	189,753	30,539
Pension and other postretirement benefit plan liabilities	37,403	37,521
	$2,805,783	$2,652,537

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the quarter ended March 31, 2013:

Trustee fees	$796
Professional fees	18,631
Provision for estimated claims on rejected executory contracts	159,189
Expenses incurred on rejected executory contracts	6,005
$184,621

The Company incurred fees totaling $4,148 during the three months ended March 31, 2013 for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by the Company’s Chief Reorganization Officer. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $7,408 for the three months ended March 31, 2013.

Other Related Matters

Refer to Note 18, “Contingencies,” for a description of the SEC investigation against the Company and putative securities class action lawsuits against certain of the Company’s current and former officers and directors.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Through April 2013, the Bankruptcy Court has approved the Company’s rejection of leases on 25 chartered-in International Flag vessels and the Company’s corporate office space at 666 Third Avenue, New York, New York effective June 30, 2013. Refer to Note 14, “Leases,” for further discussion regarding these rejected leases.

Note 4 — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(167,762)	$(36,860)	(1)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,448,703	30,282,899

(1)     Net loss has been restated for the three months ended March 31, 2012 as more fully described in Note 2.

There were no dilutive equity awards outstanding as of March 31, 2013. Awards of 1,251,969 and 2,390,385 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Debt:

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the consolidated balance sheets at March 31, 2013 and December 31, 2012, in accordance with ASC 852. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Additional information with respect to unsecured and secured long-term debt agreements to which the Company is a party follows below:

Unsecured Revolving Credit Facility and Unsecured Senior Notes

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility and the Unsecured Senior Notes during the pendency of the Chapter 11 Cases. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Revolving Credit Facility and the Unsecured Senior Notes on November 14, 2012.

For the three months ended March 31, 2013, interest expense of $3,465, including $355 relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

For the three months ended March 31, 2013, interest expense of $10,590, including $367 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

Secured Loan Facilities

As of March 31, 2013, 15 vessels representing approximately 29% of the net book value of the Company’s vessels are pledged as collateral under term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under these facilities as the minimum required loan-to-value ratios are 110% for term loans maturing in 2020 and 125% for term loans maturing in 2023 and the loan-to-value ratios approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OSG International, Inc. (“OIN”), a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements. Adequate Protection Interest Payments disbursed during the three months ended March 31, 2013 amounted to $6,202 and such amounts were classified as reductions in outstanding principal.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. For the three months ended March 31, 2013, interest expense of $3,164, including $137 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in the funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above.

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of March 31, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Interest paid, excluding interest capitalized, for the three months ended March 31, 2012 amounted to $29,123.

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

The management of the Handysize Product Carriers that were reflagged under the U.S. Flag and entered into the U.S. Maritime Security Program was transferred to the U.S. segment during the fourth quarter of 2012. As such the results of these vessels have been removed from the International Product Carrier segment and presented in the U.S. segment for all periods presented. The U.S. Flag segment also includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation. The joint venture with four LNG Carriers is included in Other International along with one chartered-in Chemical Carrier and one owned Pure Car Carrier which was disposed of in October 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Information about the Company’s reportable segments as of and for the three months ended March 31, 2013 and 2012 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
March 31, 2013:
Shipping revenues	$67,648	$72,669	$1,077	$106,044	$247,438
Time charter equivalent revenues	52,770	45,888	1,064	95,923	195,645
Depreciation and amortization	18,299	6,992	853	17,127	43,271
Gain/(loss) on disposal of vessels	-	-	6	(28)	(22)
Income/(loss) from vessel operations	(6,811)	4,670	(858)	23,546	20,547
Equity in income of affiliated companies	7,687	-	2,121	482	10,290
Investments in affiliated companies at March 31, 2013	249,183	4,501	10,864	411	264,959
Total assets at March 31, 2013	1,710,728	603,657	11,072	1,103,300	3,428,757
Expenditures for vessels	1,637	10,571	(5)	-	12,203
Payments for drydockings	489	290	-	3,055	3,834

March 31, 2012:
Shipping revenues	94,441	91,423	3,165	103,349	292,378
Time charter equivalent revenues	75,500	46,707	3,140	88,682	214,029
Depreciation and amortization	20,371	10,796	1,489	16,606	49,262
Gain/(loss) on disposal of vessels	(394)	-	7	493	106
Income/(loss) from vessel operations	(8,619)	(11,295)	(506)	18,713	(1,707)
Equity in income of affiliated companies (1)	4,450	-	2,116	342	6,908
Investments in affiliated companies at March 31, 2012 (1)	232,866	3,855	5,773	392	242,886
Total assets at March 31, 2012 (1)	1,910,431	835,122	12,146	1,121,448	3,879,147
Expenditures for vessels	16,819	12,238	3	283	29,343
Payments for drydockings	4,280	2,920	-	3,629	10,829

(1)  Equity in income of affiliated companies has been restated for the three months ended March 31, 2012 and investments in affiliated companies and total assets have been restated as of March 31, 2012 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2013	2012
Time charter equivalent revenues	$195,645	$214,029
Add: Voyage expenses	51,793	78,349
Shipping revenues	$247,438	$292,378

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2013	2012
Total income/(loss) from vessel operations of all segments	$20,547	$(1,707)
General and administrative expenses	(19,726)	(21,136)
Severance and relocation costs	422	(905)
(Loss)/gain on disposal of vessels	(22)	106
Consolidated income/(loss) from vessel operations	1,221	(23,642)
Equity in income of affiliated companies	10,290	6,908	(1)
Other (expense)/income	(199)	3,412
Interest expense	(288)	(23,010)
Income/(loss) before reorganization items and income taxes	$11,024	$(36,332)

(1)  Equity in income of affiliated companies has been restated for the three months ended March 31, 2012 as more fully described in Note 2.

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of March 31,	2013	2012
Total assets of all segments	$3,428,757	$3,879,147
Corporate cash and securities	556,618	226,692
Other unallocated amounts	45,787	50,493
Consolidated total assets	$4,031,162	$4,156,332	(1)

(1) Total assets have been restated as of March 31, 2012 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 7 — Vessels:

Purchase and Construction Commitments

As of March 31, 2013, the Company had remaining commitments for vessels to be wholly owned by the Company of $31,633 on non-cancelable contracts for the construction of one Aframax and one LR2, which is a coated Aframax. The Aframax vessel was delivered in July 2013 and the LR2 is scheduled for delivery in the first quarter of 2014.

Vessel Impairments

The Company considered the combination of the Chapter 11 Cases and their related impacts on the Company’s business plans as well as the continued downward pressure on average spot rates and second hand tanker values in the Company’s International Flag segment to be indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten International Flag Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s term loans maturing in 2020) to write-down their carrying values to their estimated fair values at December 31, 2012.

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2012 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of March 31, 2013. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2012 impairment tests.

Vessel Sales

There were no vessels sold during the quarters ended March 31, 2013 and 2012.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or newbuild deliveries during the quarter ended March 31, 2013.

During the quarter ended March 31, 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier.

Note 8 — Equity Method Investments:

The 2012 amounts disclosed below relating to the interest rate swap contracts that the Company’s LNG and FSO equity method investees, as described below, are party to have been restated to reflect the correction of an error in the estimation of the fair value of the contracts. Refer to Note 2, “Company Inquiry and Restatement,” for further details.

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2013, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $227,819 and $246,326 was outstanding under this facility as of March 31, 2013 and December 31, 2012 respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013, the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to payment in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015, and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued guarantees. As of March 31, 2013 and December 31, 2012, the carrying value of the Company’s guarantee, which is included in other liabilities in the accompanying condensed consolidated balance sheet, was $13 and $29, respectively.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. The interest rate swaps, covering notional amounts aggregating $328,552 and $351,987 as of March 31, 2013 and December 31, 2012, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were gains of $33 and losses of $269 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the joint venture had a liability of $31,706 and $34,872, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $7,432 and $10,053, at March 31, 2013 and December 31, 2012, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company’s Chapter 11 filing has no impact on the continued operations of the FSO joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. On November 12, 2012, MOQ issued a waiver to the FSO joint venture agreeing not to exercise its rights to terminate the service contracts. The initial waiver period expired on February 15, 2013 and was subsequently extended to February 15, 2014, with MOQ having the right to terminate such waiver at an earlier date upon occurrence of certain events or after giving 90-day notice of intent to do so. In November 2012, the joint venture also obtained waivers of any events of default arising as a result of the commencement of the Chapter 11 Cases from (i) the bank syndicate for the secured loan facility, (ii) the counterparties to the interest rate swaps agreements described above, and (iii) the bank that has issued performance guarantees of the joint venture’s performance of certain of its obligations under the FSO Africa and FSO Asia service contracts. The initial waiver periods on all such waivers expired on February 15, 2013 and were subsequently extended to February 15, 2014, subject to the occurrence of certain events.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QGII”). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions.

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $752,058 and $760,293 at March 31, 2013 and December 31, 2012, respectively. These swaps are being accounted for as cash flow hedges. As of March 31, 2013 and December 31, 2012, the joint venture recorded a liability of $167,841 and $181,959, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $83,688 and $90,731 at March 31, 2013 and December 31, 2012, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

On November 14, 2012, QGII agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QGII, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014, or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of a corporate credit rating acceptable to QGII, and issuance by OSG of a replacement guarantee in a form acceptable to QGII that is binding on OSG following the consummation of a Chapter 11 reorganization plan.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	March 31,
	2013	2012
Shipping revenues	$94,061	$87,072
Ship operating expenses	(60,794)	(59,416)
Income from vessel operations	33,267	27,656
Other expense	(364)	(313)
Interest expense	(13,706)	(15,448)	(1)
Net income	$19,197	$11,895

(1)      Interest expense has been restated for the three months ended March 31, 2012 as more fully described in Note 2.

Note 9 – Variable Interest Entities (“VIEs”):

As of March 31, 2013, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of March 31, 2013:

Consolidated Balance Sheet
Investments in Affiliated Companies	$244,961
Other Liabilities (1)	13

(1)        Represents the Company’s valuation of its several guarantee of the FSO joint venture’s outstanding debt at March 31, 2013.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2013:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$13	$366,000

In addition, as of March 31, 2013, the Company had approximately $32,303 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2013. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt—At March 31, 2013 and December 31, 2012, all of the Company’s debt is subject to compromise (see Note 5, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on market prices.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The estimated fair values of the Company’s financial instruments other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
March 31, 2013:
Cash and cash equivalents	$556,618	$556,618	$-
Unsecured Senior Notes	$(394,857)	$-	$(394,857)
December 31, 2012:
Cash and cash equivalents	$507,342	$507,342	$-
Unsecured Senior Notes	$(181,504)	$-	$(181,504)

The Company’s debt is included in Liabilities Subject to Compromise as of March 31, 2013 and December 31, 2012. Having filed the Chapter 11 Cases, the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of March 31, 2013 and December 31, 2012 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded the fair value estimates are considered to be Level 2 of the fair value hierarchy.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. As of March 31, 2013 and December 31, 2012, there were no contracts outstanding.  During the quarter ended March 31, 2012 the Company was party to FFA contracts entered into for trading purposes. These contracts, representing aggregate volumes of 130,000 metric tons (“mts”) of cargo, expired on various dates through May 2012 and did not qualify as cash flow hedges for accounting purposes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month.   As of March 31, 2013 and December 31, 2012, there were no bunker swap agreements outstanding. During the quarter ended March 31, 2012 the Company was party to three bunker swap agreements.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate. At the Petition Date, the Company was a party to seven floating-to-fixed interest rate swap agreements with various major financial institutions covering notional amounts aggregating approximately $219,940, pursuant to which it paid fixed rates ranging from 3.3% to 4.7% and received floating rates based on LIBOR. These agreements, which were designated and qualified as cash flow hedges, contained no leverage features and had various final maturity dates ranging from December 2012 to August 2014. Two of the floating-to-fixed interest rate swap agreements with an aggregate notional value of $30,000 that were scheduled to mature in December 2012 were de-designated in September 2012. The related balances in accumulated other comprehensive loss aggregating $331 were reclassified into earnings during the quarter ended September 30, 2012.

The filing of the Chapter 11 Cases (see Note 3, “Chapter 11 Filing, Going Concern and Other Related Matters”) constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. Accordingly, on November 14, 2012, outstanding interest rate swap obligations (including accrued interest) totaling $3,566 were reclassified to Liabilities Subject to Compromise and the Company de-designated all of its interest rate swaps, other than those entered into by the joint ventures in which it participates, from hedge accounting. The related balances in accumulated other comprehensive loss aggregating $1,866 were reclassified into earnings as of the Petition Date. The outstanding interest rate swap obligations as of the Petition Date represent general unsecured claims against the Company.

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At March 31, 2013 and December 31, 2012, there were no foreign currency forward contracts outstanding. At March 31, 2012, the Company was party to foreign currency forward contracts with aggregate notional amounts of approximately €4,000, that settled monthly through May 2012. Such contracts were not designated as cash flow hedges for accounting purposes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. For the three months ended March 31, 2013 and 2012, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which it participates accounted for 65% and 59% of consolidated voyage receivables at March 31, 2013 and December 31, 2012, respectively.

Tabular disclosure of derivatives location

As noted above, as a result of the Chapter 11 Cases, all derivative obligations outstanding as of the Petition Date were reclassified to Liabilities Subject to Compromise as they represent general unsecured claims against the Company.

The amounts reported in the tables below reflect the correction of an error described in Note 2, “Company Inquiry and Restatement.” The effects of cash flow hedging relationships, including hedges of equity method investees, recognized in other comprehensive income/(loss) (effective portion) for the three months ended March 31, 2013 and 2012 are shown below:

	March 31, 2013	March 31, 2012
Interest rate swaps	$2,539	$3,211
Total	$2,539	$3,211

The effect of cash flow hedging relationships on the statement of operations, excluding hedges of equity method investees, for the three months ended March 31, 2012 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)
Interest rate swaps	Interest expense	$(2,338)	Interest expense	$-
Total		$(2,338)		$-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statement of operations, excluding hedges of equity method investees, for the three months ended March 31, 2012 is as follows:

	Location
FFAs and bunker swaps	Other income	$2,620
Foreign currency contracts	General and administrative expenses	152
		$2,772

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

Level 1:
Quoted prices in
		active markets for	Level 2
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
Assets at December 31, 2012:
Available-for-sale marketable securities	$181	$181	$-

Note 11 — Taxes:

As more fully described in Note 2, “Company Inquiry and Restatement,” and the 2012 Form 10-K, the Company determined that there were errors in its previously issued financial statements and specifically its tax provision for each of the twelve years in the twelve year period ended December 31, 2011, and for the quarters ended March 31 and June 30, 2012. As a result of certain credit agreements under which OIN was a co-obligor with the Company on a joint and several basis, as well as intercompany balances that have existed between the Company’s domestic and international entities within the Company, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings will be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities or as a result of the intercompany balances, as discussed above.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

For purposes of its financial statements as of March 31, 2013, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of (1) $1,207,650  in connection with the Credit Facilities and (2) $76,000 related to intercompany balances. The potential deemed repatriation amount of $1,207,650 is derived from an aggregate amount of $1,334,400 of earnings deemed repatriated from OIN though the end of March 31,2013 as a result of drawdowns under the Credit Facilities, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. If the amount of drawdowns outstanding under the Credit Facilities as of March 31, 2013 remained unchanged for the remainder of 2013, the amount of such drawdowns could produce an aggregate amount of up to $1,489,000 of earnings deemed repatriated through the end of 2013. The year in which such deemed dividends are included in taxable income is subject to ongoing discussions with the IRS. Accordingly, the Company has recorded in respect of previous years provisions for U.S. income taxes on the income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures to the extent it did not anticipate permanently reinvesting the earnings. The Company has determined that because it is in bankruptcy as of March 31, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded as of March 31, 2013 for the remaining undistributed, previously untaxed earnings.

Unrecognized tax benefits presented on the balance sheet include interest and are reduced by available tax attributes, such as the offset of net operating loss carryforwards. Such unrecognized tax benefits are substantially related to the tax effects of the cumulative potential deemed dividends based on a deemed repatriation of foreign earnings in connection with the Credit Facilities and intercompany balances and other issues currently under examination by taxing authorities.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes.  Accrued interest and penalties are included within the related tax liability line in the condensed consolidated balance sheets.  The Company records the liability for the unrecognized tax benefits as a long term liability on the consolidated balance sheets unless cash settlement is expected in the next 12 months.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2013, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004.

The components of the income tax benefits/(provisions) follow:

	Three Months Ended
	March 31,
	2013	2012
Current	$(3,869)	$(4,103)
Deferred	9,704	3,575
	$5,835	$(528)

At December 31, 2012 the Company had a reserve of $343,188 for benefits attributable to uncertain tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” For the three months ended March 31, 2013, the Company increased such reserve by $1,564 to reflect increases in the quarterly average of amounts outstanding under the Credit Facilities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 12 — Capital Stock and Stock Compensation:

Restricted Common Stock, Performance Related Grants

There were no restricted common stock or performance related grants during the three months ended March 31, 2013.

During the three months ended March 31, 2012 the Company awarded a total of 401,409 shares, of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the three months ended March 31, 2012 was $10.09 per share, (the market price at date of grant).

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

Stock Options

There were no stock options granted during the three months ended March 31, 2013. During the three months ended March 31, 2012, options covering 377,653 shares were granted at or above the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the three months ended March 31, 2012 was $12.50 per share. The grant date fair value of options granted during the three months ended March 31, 2012 was $3.83 per share.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
As of	2013	2012
Unrealized gains on available-for-sale securities	$-	$49
Unrealized losses on derivative instruments	(91,120)	(98,937)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(14,461)	(14,893)
	$(105,581)	$(113,781)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2013 and 2012 follow:

Changes in Accumulated Other Comprehensive Loss Components
	Unrealized gains/(losses) on available- for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total
Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)
Current period other comprehensive income excluding amounts reclassified from accumulated other comprehensive income	(181)	2,539	432	2,790
Amounts reclassified from accumulated other comprehensive income	132	5,278	-	5,410
Total change in accumulated other comprehensive loss	(49)	7,817	432	8,200
Balance as of March 31, 2013	$-	$(91,120)	$(14,461)	$(105,581)

Balance as of December 31, 2011	$34	$(104,554)	$(14,787)	$(119,307)
Current period other comprehensive income excluding amounts reclassified from accumulated other comprehensive income	(282)	3,211	(312)	2,617
Amounts reclassified from accumulated other comprehensive income	-	6,953	-	6,953
Total change in accumulated other comprehensive loss	(282)	10,164	(312)	9,570
Balance as of March 31, 2012	$(248)	$(94,390)	$(15,099)	$(109,737)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Amounts Reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Accumulated Other Comprehensive Loss Component	2013	2012	Statement of Operations Line Item

Unrealized losses on available-for-sale securities:
Write-down recorded relating to securities held by the Company's foreign subsidiaries	$(132)	$-	Other income / (expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method investees	(5,278)	(5,433)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	-	(2,338)	Interest expense
	(5,410)	(7,771)	Total before tax
	-	818	Tax benefit (1)
	$(5,410)	$(6,953)	Total net of tax

(1)	The tax benefit relates to the interest rate swaps entered into by the Company's domestic subsidiaries.

Note 14 — Leases:

1. Charters-in:

Between December 2012 and April 2013, the Bankruptcy Court issued orders approving the Company’s rejection of leases on 25 chartered-in International Flag vessels. The Company entered into new lease agreements at lower rates on eight of the chartered-in vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court, at lower rates. One Suezmax and one Handysize Product Carrier were redelivered to owners in December 2012 and an additional twelve vessels (eight Handysize Product Carriers, two Panamax Product Carriers, one Suezmax and one Aframax), were redelivered to owners during the three months ended March 31, 2013. In April 2013, the remaining three Handysize Product Carriers were redelivered to owners.

As of March 31, 2013, the Company recorded an estimate for lease termination costs totaling $189,753 related to the rejected leases that were redelivered or amended through March 31, 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

As of March 31, 2013, the Company had commitments to charter in 25 vessels. All of the charters-in are accounted for as operating leases, of which 12 are bareboat charters and 13 are time charters. The future minimum commitments and related number of operating days under these operating leases, before taking account of rejections for the three vessels redelivered in April 2013, as described above, are as follows:

Bareboat Charters-in at
March 31, 2013	Amount	Operating Days
2013	$65,942	3,300
2014	91,141	4,380
2015	95,535	4,380
2016	96,751	4,392
2017	96,138	4,380
Thereafter	204,519	7,379
Net minimum lease payments	$650,026	28,211

Time Charters-in at
March 31, 2013	Amount	Operating Days
2013	$40,039	3,334
2014	37,964	2,583
2015	28,299	1,805
2016	16,073	970
2017	772	48
Net minimum lease payments	$123,147	8,740

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At March 31,2013	Amount	Revenue Days
2013	$268,174	6,901
2014	221,089	4,646
2015	91,589	1,539
2016	28,783	373
2017	22,347	269
Thereafter	52,085	612
Net minimum lease payments	$684,067	14,340

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs  for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $16,740 (2013), $21,375 (2014), $21,699 (2015), $22,023 (2016), $22,347 (2017) and $52,085 (thereafter), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3.  Office space:

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company vacated the office space on June 30, 2013 and will record, in June 2013 a provision for the estimated damages it expects the Bankruptcy Court will allow the building owner to claim. The Company will also record a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property at such time.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the three months ended March 31, 2013 and 2012. The unfunded benefit obligations for these domestic pension and postretirement benefit plans as well as the obligations outstanding under the (i) unfunded, nonqualified supplemental defined benefit pension plan, (ii) the unfunded, nonqualified defined contribution pension plan covering highly compensated U.S. shore-based employees, and (iii) the OSG Non-Employee Director Deferred Compensation Plan are included in Liabilities Subject to Compromise in the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

The Company expects that its required contributions in 2013 with respect to its domestic defined benefit pension plan will be approximately $1,318, of which $556 was funded through April 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 16 — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended
	March 31,
	2013	2012
Investment income:
Interest and dividends	$45	$97
Gain/(loss) on sale of securities and investments	(303)	1,018
	(258)	1,115
Gain on derivative transactions	-	2,620
Miscellaneous — net	59	(323)
	$(199)	$3,412

Note 17 – Agreements with Executive Officers and Severance and Relocation Costs:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees were terminated in Newcastle. The Company recognized $905 related to such terminations during the quarter ended March 31, 2012. During the quarter ended March 31, 2013, claims asserted against the Company by former employees impacted by the relocation of the technical management operations were denied.  Accordingly, remaining reserves, aggregating $422, were reversed.

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

On March 22, 2013 the Company entered into an agreement with its current President and Chief Executive Officer who assumed that role in February 2013, confirming the terms of his employment with the Company (the “Letter Agreement”). The terms of the Letter Agreement were subsequently approved by the Bankruptcy Court and provide for the waiver of any and all rights, claims or causes of action that the Company may have, including, without limitation, claims pursuant to Sections 547 and 548 of the Bankruptcy Code, with respect to payments such executive officer received in connection with his June 15, 2012 letter agreement with the Company, conditioned upon such waiver remaining effective only in the event that either (1) he remains continuously employed with the Company through the date on which the Company emerges from the proceedings under Chapter 11 or (2) his employment is terminated in connection with a divestiture of one or more of the Company’s assets or businesses. Furthermore, the agreement provides for an allowed administrative claim against OSG Ship Management, Inc., a wholly owned subsidiary of the Company, pursuant to Section 503(b)(1)(A) of the Bankruptcy Code, for amounts totaling $6,399 owed to the President and Chief Executive Officer under the Company’s Supplemental Executive Savings Plan. This provision is subject to his continued employment with the Company through December 1, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 18 — Contingencies:

The Company’s policy for recording legal fees related to contingencies is to expense such legal costs as incurred.

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court.  Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The Non-Filing Entities will continue to operate in the ordinary course of business.  As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 3, “Chapter 11, Going Concern and Other Related Matters,” to the accompanying condensed consolidated financial statements, for additional information.

Class Action Lawsuits

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”).  The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering.  The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act of 1933 (the “Securities Act”) against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The plaintiffs seek recovery of such losses from the defendants.  The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company has not sought such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

Excise Tax Case

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year-ended December 31, 2011 and such amounts are included in other receivables in the accompanying condensed consolidated balance sheet. The Company believes, based on the merits of the case, that the likelihood of an unfavorable judgment is more than remote but less than probable.  This position is supported by the Tax Division’s Office of Review’s approval of a recommendation to concede in favor of the Company’s claims and avoid a court trial. As of March 31, 2013 the recommendation is pending the final approval of the Office of the Assistant Attorney General at the U.S. Department of Justice. Accordingly, no provisions have been made in the Company’s financial statements for a potential loss as of March 31, 2013, as the Company does not believe there is any one amount within the range of likely losses (from $0 to $3,500) that is a better estimate than another.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

Note 19 — Condensed Combined Financial Statements of Debtor Subsidiaries:

In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Total	Total
	Combined	Combined
	Debtor	Debtor
	Entities	Entities
	March 31,	December 31,
Combined Balance Sheet information	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$517,460	$471,726
Voyage receivables	153,519	178,635
Other receivables	40,088	38,153
Inventories, prepaid expenses and other current assets	44,538	55,602
Total Current Assets	755,605	744,116
Vessels and other property less accumulated depreciation	2,825,027	2,849,331
Deferred drydock expenditures, net	63,191	74,418
Total Vessels, Deferred Drydock and Other Property	2,888,218	2,923,749

Investments in Affiliated Companies	264,659	252,098
Intangible assets, less accumulated amortization	70,444	71,736
Goodwill	9,668	9,668
Investments in Subsidiaries	147,921	147,921
Pre and Post-petition intercompany loans receivable and accrued interest	35,583	76,611
Pre-petition intercompany receivables	2,233,404	2,233,404
Post-petition intercompany receivables	2,295	927
Other Assets	25,718	26,767
Total Assets	$6,433,515	$6,486,997

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$85,100	$84,477
Deferred income taxes	24,558	25,900
Income taxes payable, including reserve for uncertain tax positions of $326,121 and $326,161	331,928	329,922
Total Current Liabilities	441,586	440,299
Reserve for Uncertain Tax Positions	18,631	17,067
Deferred Gain on Sale and Leaseback of Vessels	-	3,839
Deferred Income Taxes	338,238	346,620
Other Liabilities	31,393	29,326
Post-petition intercompany payables	7,457	47,075
Liabilities Subject to Compromise, including pre-petition intercompany payables	4,964,809	4,811,562
Total Liabilities	5,802,114	5,695,788

Equity:
Total Equity	631,401	791,209
Total Liabilities and Equity	$6,433,515	$6,486,997

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Total
Combined
Debtor
Combined Statement of Operations for the three months ended March 31, 2013	Entities

Shipping Revenues:
Pool revenues	$56,267
Time and bareboat charter revenues	83,801
Voyage charter revenues	107,549
247,617
Operating Expenses:
Voyage expenses	51,986
Vessel expenses	66,514
Charter hire expenses	65,458
Depreciation and amortization	43,456
General and administrative	14,353
Loss on disposal of vessels	28
Total Operating Expenses	241,795
Income from Vessel Operations	5,822
Equity in Income of Affiliated Companies	10,290
Operating Income	16,112
Other Expense	(2,789)
Income before Interest Expense, Reorganization Items and Income Taxes	13,323
Interest Expense	(288)
Income before Reorganization Items and Income Taxes	13,035
Reorganization Items, net	184,621
Loss before Income Taxes	(171,586)
Income Tax Benefit	5,835
Net Loss	$(165,751)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Total
Combined
Debtor
Combined Statement of Cash Flows for the three months ended March 31, 2013	Entities

Cash Flows from Operating Activities:
Net loss	$(165,751)
Items included in net loss not affecting cash flows:
Depreciation and amortization	43,456
Amortization of deferred gain on sale and leasebacks	42
Compensation relating to restricted stock and stock option grants	(1,930)
Deferred income tax benefit	(9,704)
Undistributed earnings of affiliated companies	(6,719)
Deferred payment obligations on charters-in	1,377
Reorganization items, non-cash	177,213
Gain on sublease contracts	(344)
Other – net	1,400
Items included in net loss related to investing and financing activities:
Loss on sale of securities and other investments – net	303
Loss on disposal of vessels – net	22
Payments for drydocking	(3,834)
Changes in operating assets and liabilities	28,183
Net cash provided by operating activities	63,714
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	179
Expenditures for vessels	(12,203)
Deposit received for disposal of vessel	472
Expenditures for other property	(98)
Other – net	(86)
Net cash used in investing activities	(11,736)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)
Payments on debt, including adequate protection payments	(6,202)
Net cash used in financing activities	(6,244)
Net increase in cash and cash equivalents	45,734
Cash and cash equivalents at beginning of year	471,726
Cash and cash equivalents at end of period	$517,460

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward looking statements.  There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements, including the Company’s ability to emerge from the Chapter 11 Cases; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses, including losses related to environmental matters; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue, desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources; increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; trading risk associated with Forward Freight Agreements (“FFAs”); unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants.  The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

The Company’s operating fleet as of March 31, 2013, consisted of 91 vessels aggregating 8.7 million dwt and 864,800 cbm, including 25 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 91 vessels, two newbuilds are scheduled for delivery between 2013 and 2014, bringing the total operating and newbuild fleet to 93 vessels. Subsequent to March 31, 2013, three chartered-in International Flag Handysize Product Carriers were redelivered to their owners pursuant to orders issued by the Bankruptcy Court approving the Company’s rejection of the leases on these vessels. As of September 30, 2013, OSG’s operating fleet consisted of 90 vessels, 74% of which were owned, with the remaining vessels chartered-in, including one International Flag Handysize Product Carrier that commenced a bareboat charter-in in May 2013 and one newbuild Aframax delivered from the shipyard in July 2013.

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

Specifically, because OSG International, Inc. (“OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Credit Facilities, the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed.  Under the relevant tax rules, the amount of any deemed distributions for any taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of:  (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years.  In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $1,317,500 of earnings deemed repatriated from OIN through the end of 2012, as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to certain intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $77,000 for taxable years 2012 and earlier. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues and, therefore, these errors caused the financial statements to be misstated.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The IRS has asserted a number of other adjustments to the Company’s taxable income.  These adjustments represent an additional $234,853 of taxable income across taxable years 2009 and earlier.  The Company disagrees with several of the IRS’s asserted adjustments and intends to dispute them vigorously.  In some cases, the asserted adjustments interrelate with the calculation of any deemed dividends under Section 956 described above in a way that may reduce the amount of deemed dividends if the IRS’s asserted adjustments are sustained.

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking into account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes,” to the accompanying condensed consolidated financial statements and Note 14, "Taxes," of the 2012 Form 10-K, for additional information with respect to amounts reflected in the condensed consolidated financial statements as of December 31, 2012.

In addition to giving rise to a tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2012, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above.

For purposes of its financial statements as of December 31, 2012, the Company has recorded reserves relating to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation of $1,194,150 of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $77,000 of foreign earnings in taxable income. The potential deemed repatriation amount of $1,194,150 is derived from the aggregate amount of $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. The Company also has recorded a deferred tax liability of $103,388 as of December 31, 2012, for the tax effects of unremitted earnings of foreign subsidiaries, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2013 and future years. Additional information on the effect of the restatement on prior year income taxes is set forth in Note 11, “Taxes.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company is restating, and also restated in the 2012 Form 10-K, the accompanying condensed consolidated statements of operations, comprehensive loss, changes in cash flows and equity for the three months ended March 31, 2012 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012, as more fully described in Note 2. Such error

⋅	overstated the investments in affiliated companies by $23,298 and retained earnings by $1,671 and understated accumulated other comprehensive loss by $21,627 as of March 31, 2012; and
⋅	understated net loss and other comprehensive loss by $172 and $4,111, respectively, for the three months ended March 31, 2012.

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements as of March 31, 2013 and December 31, 2012.

The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by these restatements. However, the Company identified and disclosed data for each of the twelve calendar years in the twelve year period ended December 31, 2011 and restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012 in its 2012 Form 10-K. The Company has restated it previously issued statements of operations, comprehensive income, changes in cash flow and equity for the three month period ended March 31, 2012 in this Quarterly Report on Form 10-Q as more fully described in Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements. Restated amounts have been identified with the wording “as restated.”

Bankruptcy

On November 14, 2012, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on our financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative.  See “Item 1, Business – Reorganization Under Chapter 11,” in our Annual Report on Form 10-K for 2012 for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern.

Risks and Uncertainties

OSG’s ability, both during and after the Bankruptcy Court proceedings, to continue as a going concern is contingent upon, among other things, OSG’s ability to (i) develop a plan of reorganization, including resolution with the IRS of matters described under “Company Inquiry and Restatement” and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sufficient to meet the Company’s future obligations.  The Company believes the consummation of a successful restructuring under the Bankruptcy Code is critical to its continued viability and long-term liquidity. While OSG is working towards achieving these objectives through the Chapter 11 reorganization process, there can be no certainty that OSG will be successful in doing so.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors,” in the Company’s 2012 Form 10-K.

The following is a discussion of the Company’s financial condition as at March 31, 2013 and results of operations for the three month periods ended March 31, 2013 and 2012. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes thereto.

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

Overview

Average first quarter 2013 crude tanker spot rates were generally significantly lower than rates for the same period in 2012.  Clean petroleum product carrier market dynamics were very different, as most of the routes showed gains in rates over the same periods.  Crude trades were negatively impacted by the continuing vessel deliveries and reduced imports into North America as local oil production continues to grow rapidly.  On the other hand, product trades benefited from continued high exports from U.S. refineries to Latin America and other areas.

According to the International Energy Agency (“IEA”), global oil demand in the first quarter of 2013 increased by one million barrels per day (“b/d”), or 1.1%, to 90.0 million b/d from the same period in 2012.  Demand in the Americas increased by 0.5 million b/d, as their economies are gradually recovering from the financial crisis. European demand declined by 0.6 million b/d, on worsening economic conditions following the European debt crisis while demand in Asia increased by 0.7 million b/d.  Chinese oil demand grew by 560,000 b/d during this period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

OPEC oil production declined from 37.5 million b/d (including Natural Gas Liquids) in the first quarter of 2012 to 36.9 million b/d in the first quarter of 2013.  This was offset by an increase in non-OPEC production of 0.6 million b/d, leaving global production almost unchanged.  In the first quarter of 2013, the U.S. increased production by one million b/d and Canada by 270,000 b/d compared with the same period in 2012, while almost all other countries’ production stayed flat or declined.  Iraq, Kuwait, and Russia were the only other countries with production increases exceeding 100,000 b/d.  International sanctions on Iranian exports continued to affect exports from Iran.

The increase in North American oil demand did not translate into larger import requirements as growth in North American crude production outpaced demand growth by a significant margin.  Overall, U.S. imports declined by close to 0.4 million b/d; about half of the decline was in imports from OPEC countries.  In the first quarter of 2013, Chinese crude imports showed a small decline compared with the same period in 2012.  During this period, Chinese imports from North Africa and South America declined, largely offset by higher imports from West Africa and the Middle East.

In the first quarter, the global tanker fleet of vessels over 10,000 tons grew by six million deadweight tons (“dwt”), or 1.2%.  At the end of the first quarter, the global tanker orderbook was 55.4 million dwt, 11% of the existing fleet, the lowest percentage since 1997.  The orderbook declined for all the larger vessel classes but increased for vessels smaller than 60,000 dwt as owners placed orders for 44 MRs to take advantage of relatively low newbuilding prices, the highest number of MR orders in a quarter since the first quarter of 2008.  In the first quarter of 2013, 1.8 million dwt of tankers and product carriers has been sold for demolition, compared with 3.9 million dwt during the same period in 2012.

Second hand vessel prices were mostly stable during the quarter, with the exception of VLCC prices which declined by about 4% (for a five-year old VLCC).  Newbuilding prices continued to slide in all tanker segments as ship yards experienced dwindling order backlogs.

Rates for Jones Act Product Carriers and ATBs averaged $77,700 per day and $48,200 per day, respectively, 50% and 51% higher than those in the first quarter of 2012, respectively, and 21% and 23% higher than fourth quarter 2012 rates.  The increase in rates in the first quarter of 2013 compared with the same quarter of 2012 reflects the benefit of increased oil production in the U.S. as marine transportation was used to alleviate distribution bottlenecks.  There were 59 large ocean-going Product Carriers and ATBs engaged exclusively in the coastwise trades at the end of the first quarter of 2013 compared with 54 at the end of the first quarter of 2012. There were no idle Jones Act fleet vessels at the end of the first quarter of 2013.  At March 31, 2013, the Jones Act Product Carrier and ATB orderbook consisted of three ATBs in the 160,000 to 420,000 barrel size range scheduled for delivery through 2016. Subsequent to March 31, 2013, three newbuild orders were announced by General Dynamics NASSCO and Aker Philadelphia Shipyard for total of 14 Product Carriers (ten firm, four option) with deliveries starting in late 2015. These additions will be partially offset by the expected deletion of one vessel in late 2013 in accordance with OPA 90 phase-out regulations.

Delaware Bay lightering volumes averaged 178,000 b/d in the first quarter of 2013, a decline of 50,000 b/d, or 22%, compared with the first quarter of 2012.  The decrease was a result of Delaware Bay refineries sourcing more crude oil from North American sources through rail at the expense of crude imports.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP guidance. This accounting standard is effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 31, 2013. Based on preliminary evaluations, OSG does not believe the adoption of the new accounting guidance will have a significant impact on its consolidated financial statements.

RESULTS FROM VESSEL OPERATIONS

During the first quarter of 2013, results from vessel operations improved by $24,863 to income of $1,221 from a loss of $23,642 in the first quarter of 2012. This increase reflects the impact of significant decreases in charter hire and vessel expenses and depreciation, partially offset by a quarter-over-quarter reduction in TCE revenues.

Decreases in charter hire and vessel expenses in the first quarter of 2013 compared with the first quarter of 2012 were principally the result of the Company’s rejection of leases and redelivery of 14 time and bareboat chartered-in International Flag vessels between late-December 2012 and the end of March 2013.  Such rejections were executed as a part of the Company’s Chapter 11 restructuring process.  In addition, the Company entered into new lease agreements at lower rates on eight other chartered-in vessels, including one redelivered by the Company in January 2013 that delivered back to the Company in May 2013 after completion of its scheduled drydocking, which was for the account of that vessel’s owner. The lower depreciation expense in the current quarter was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $278,345 recorded by the Company on 15 of its International Flag vessels in the fourth quarter of 2012.

Partially offsetting these variances was a decrease in TCE revenues in the current quarter of $18,384, or 9%, to $195,645 from $214,029 in the first quarter of 2012 due to (i) a 1,105 day decrease in revenue days, which reflects the vessel redeliveries discussed above and (ii) a weakening of rates in the International Crude segment, particularly in the Suezmax and Aframax fleets.  These negative factors were partially offset by growth in TCE revenues in the U.S. Flag segment, as the supply-demand fundamentals in the U.S. Flag market continued to strengthen.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

See Note 6, “Business and Segment Reporting,” to the condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes and reorganization items, as reported in the condensed consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

Change in Segment Measure of Profit and Loss

In 2005, the Company reflagged two Handysize Product Carriers (the Overseas Maremar and the Overseas Luxmar) under the U.S. Flag and entered them in the U.S. Maritime Security Program (the “Program”). Each of the vessel owning companies receives an annual subsidy, $3,100 in 2012 and 2013, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. During 2012, a COA that generates a significant amount of business for the Company’s vessels that participate in the Program was extended for four years beginning in January 2013.  In connection with obtaining this contract extension, the Company replaced the vessels named above with the Overseas Santorini and the Overseas Mykonos, which were reflagged to the U.S. Flag during the fourth quarter of 2012.  During the fourth quarter of 2012, overall management of and profit and loss responsibility for the vessels in the Program was transferred from the International Product Carriers segment to the U.S. Flag segment consolidating all U.S. Flag vessels in a single reportable segment. The U.S. Flag segment also includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation. As a result of this change, presentation of the operating results of the vessels in the Program, have been moved from the International Product Carriers segment to the U.S. Flag segment. Prior period segment results have been revised to reflect this change.

International Crude Tankers

	Three Months Ended March 31,
	2013	2012
TCE revenues	$52,770	$75,500
Vessel expenses	(22,374)	(24,197)
Charter hire expenses	(18,908)	(39,551)
Depreciation and amortization	(18,299)	(20,371)
Loss from vessel operations (a)	$(6,811)	$(8,619)
Average daily TCE rate	$14,206	$18,228
Average number of owned vessels (b)	28.0	27.9
Average number of vessels chartered-in under operating leases	13.9	19.0
Number of revenue days(c)	3,714	4,142
Number of ship-operating days:(d)
Owned vessels	2,520	2,540
Vessels bareboat chartered-in under operating leases	154	364
Vessels time chartered-in under operating leases	1,025	1,246
Vessels spot chartered-in under operating leases	71	116

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, gain/(loss) on disposal of vessels and vessel impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs,   drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2013 and 2012, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended March 31,	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs: *
Average rate	$23,632	$-	$24,309	$-
Revenue days	886	-	1,206	-
Suezmaxes:
Average rate	$8,857	$18,410	$25,424	$18,636
Revenue days	405	14	482	35
Aframaxes:
Average rate	$13,009	$16,007	$15,666	$15,101
Revenue days	1,514	13	1,351	173
Panamaxes:
Average rate	$17,874	$11,250	$14,941	$13,364
Revenue days	433	359	441	364

*
Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years, and VLCCs aged 15 years and older. The average rates reported in the above table for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age.  Average rates for prior quarters have not been adjusted. The average TCE rates earned by Company's VLCCs on an overall basis during the three months ended March 31, 2013 was $22,379.

During the first quarter of 2013, TCE revenues for the International Crude Tankers segment decreased by $22,730, or 30%, to $52,770 from $75,500 in the first quarter of 2012. This decrease in TCE revenues reflects lower average blended rates for the Suezmax, Aframax and VLCC sectors, along with a decrease in volumes in the OSG Lightering business.  A 427 day decrease in revenue days also contributed to the decrease in TCE revenues.  The decrease in revenue days reflects 352 fewer chartered-in days in the VLCC fleet and two chartered-in Suezmax vessels that were returned to their owners prior to the expiration of their respective charters, one in December 2012 and a second in January 2013.  The return of the chartered-in vessels had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market.  Several Aframaxes with high charter rates were also returned, one of which was prior to the expiration of its charter, and replaced with charters-in that are more in-line with current market conditions.  The vessels that were returned to their owners prior to the expiration of their charters were done as a part of the Company’s Chapter 11 restructuring process.

Vessel expenses decreased by $1,823 to $22,374 in the first quarter of 2013 from $24,197 in the first quarter of 2012.  The change in vessel expense is primarily due to a 210 day decrease in bareboat chartered-in vessel days during the quarter, which reflects the return of Suezmax and Aframax bareboat chartered-in vessels to their owners. In addition, one vessel that was time chartered-out during the first quarter of 2012 was bareboat chartered-out during the first quarter of 2013.  Partially offsetting this decrease was an increase of average daily expenses of $328 per day, which resulted primarily from increased damage repairs.  Charter hire expenses decreased by $20,643 to $18,908 in the first quarter of 2013 from $39,551 in the first quarter of 2012, primarily resulting from a decrease of 476 chartered-in days in the current period, as discussed above. The Company also renegotiated the rate on one of its chartered-in Aframaxes during the quarter, which resulted in a lower rate and further contributed to the decrease in charter hire expense.  Depreciation expense decreased by $2,072 to $18,299 in the current quarter from $20,371 in the first quarter of 2012, reflecting the impact of reductions in vessel bases that resulted from impairment charges on five vessels in the segment recorded in the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers
	Three Months Ended March 31,
	2013	2012
TCE revenues	$45,888	$46,707
Vessel expenses	(11,059)	(16,277)
Charter hire expenses	(23,167)	(30,929)
Depreciation and amortization	(6,992)	(10,796)
Income/(loss) from vessel operations	$4,670	$(11,295)
Average daily TCE rate	$14,935	$12,635
Average number of owned vessels	17.0	18.0
Average number of vessels chartered-in under operating leases	17.1	22.9
Number of revenue days	3,072	3,697
Number of ship-operating days:
Owned vessels	1,530	1,635
Vessels bareboat chartered-in under operating leases	314	728
Vessels time chartered-in under operating leases	1,229	1,353

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2013 and 2012 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended March 31,	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$16,514	$12,190	$10,586	$13,924
Revenue days	274	180	425	121
Handysize Product Carriers:
Average rate	$15,275	$14,014	$12,802	$15,115
Revenue days	2,449	170	2,878	273

During the first quarter of 2013, TCE revenues for the International Product Carrier segment decreased by $819, or 2%, to $45,888 from $46,707 in the first quarter of 2012.  This decrease in TCE revenues resulted primarily from a 624 day reduction in revenue days driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and ten chartered-in Handysize Product Carriers to their owners between late-December 2012 and the end of March 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013.  These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process.  Partially offsetting this decrease were period-over-period increases in average daily blended rates earned by both the Handysize and Panamax Product Carrier fleets.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel expenses for the International Product Carrier segment decreased by $5,218 to $11,059 in the first quarter of 2013 from $16,277 in the prior year’s quarter. The decrease in vessel expenses was primarily a result of a 519 day decrease in bareboat chartered-in and owned days, which resulted principally from the charter rejections discussed above.  Average daily vessel expenses also decreased by $893 per day, which related to decreases in repairs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $7,762 to $23,167 in the first quarter of 2013 from $30,929 in the first quarter of 2012 principally due to the chartered-in redeliveries discussed above.  Reductions in charter hire expense also resulted from the Company’s rejection of leases on two additional Handysize Product Carriers and entry into new agreements for such vessels at lower rates commencing in March 2013. Depreciation and amortization decreased by $3,804 to $6,992 in the first quarter of 2013 from $10,796 in the first quarter of 2012, principally due to reductions in vessel bases that resulted from impairment charges on ten vessels in the segment recorded in 2012.

Other International
	Three Months Ended March 31,
	2013	2012
TCE revenues	$1,064	$3,140
Vessel expenses	11	(505)
Charter hire expenses	(1,080)	(1,652)
Depreciation and amortization	(853)	(1,489)
Loss from vessel operations	$(858)	$(506)
Average daily TCE rate	$11,823	$17,253
Average number of owned vessels	-	1.0
Average number of vessels chartered in under operating leases	1.0	1.0
Number of revenue days	90	182
Number of ship-operating days:
Owned vessels	-	91
Vessels time chartered-in under operating leases	90	91

During the first quarter of 2013, the Company operated one Other International Flag vessel, a Chemical Carrier. On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which was delivered to its buyers in early October 2012. The Chemical Carrier has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Carrier commenced a one year time charter-out in August 2012. In the fourth quarter of 2012, the terms of the charter-in were renegotiated, reducing the charter-in rate effective January 1, 2013 and bringing forward the charter expiration to September 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
U.S. Flag
	Three Months Ended March 31,
	2013	2012
TCE revenues	$95,923	$88,682
Vessel expenses	(32,945)	(29,723)
Charter hire expenses	(22,305)	(23,640)
Depreciation and amortization	(17,127)	(16,606)
Income from vessel operations	$23,546	$18,713
Average daily TCE rate	$44,221	$41,630
Average number of owned vessels	15.0	14.0
Average number of vessels chartered in under operating leases	10.0	10.0
Number of revenue days	2,169	2,130
Number of ship-operating days:
Owned vessels	1,350	1,274
Vessels bareboat chartered-in under operating leases	900	910

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2013 and 2012 between spot and fixed earnings and the related revenue days.

Three months ended March 31,	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$54,871	$53,891	$51,761
Revenue days	-	1,064	34	1,030
Non-Jones Act Handysize Product Carriers:
Average rate	$21,728	$-	$29,056	$-
Revenue days	267	-	179	-
ATBs:
Average rate	$29,855	$30,421	$26,977	$-
Revenue days	172	478	634	-
Lightering:
Average rate	$64,149	$-	$44,349	$-
Revenue days	189	-	253	-

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2013, TCE revenues for the U.S. segment increased by $7,241, or 8%, to $95,923 from $88,682 in the first quarter of 2012.  This increase reflects the continued improvement of the fundamentals in the Jones Act market, including the replacement of time charters on the Handysize Product Carriers that have expired since the first quarter of 2012 with time charters at or above expiring rates, and the Company’s ATBs, which operated in the spot market during the first quarter of 2012, were primarily employed on time charters at attractive rates during the first quarter of 2013.

U.S. Flag vessel expenses increased by $3,222 to $32,945 in the first quarter of 2013 from $29,723 in the first quarter of 2012, due to an increase in average daily vessel expenses of $1,033 per day, which resulted from higher repair and crewing costs as well as the timing of deliveries of stores and spares.  Charter hire expenses decreased by $1,335 to $22,305 in the first quarter of 2013 from $23,640 in the first quarter of 2012. This decrease was primarily driven by lower amortization of capitalized leasehold improvements on the Company’s bareboat chartered-in Jones Act Product Carriers as a result of the extensions of the charter-in periods discussed above.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy, which was $3.1 million in 2012 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025. The Company is scheduled to receive $3.1 million per year for each vessel from 2013 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025.  However, it is expected that our ships in the Program will only get about 80% of their normal monthly stipend in August 2013 and none in September 2013 because of the effect of sequestration on the U.S. federal budget. We cannot predict when or to what extent these payments will resume, if at all.

General and Administrative Expenses

During the first quarter of 2013, general and administrative expenses decreased by $1,410 to $19,726 from $21,136 in the first quarter of 2012 principally due to the following:

⋅
a decrease in compensation and benefits paid to shore-based staff of approximately $517 principally attributable to the resignation of the Company’s President and Chief Executive Officer and the resulting reversal of certain previously recognized stock compensation benefits; and

⋅	reduced legal and consulting expenses not included in reorganization items in the accompanying financial statements of $1,654; partially offset by:
⋅	higher Directors and Officers liability insurance costs of $525; and
⋅	unfavorable changes in foreign currency exchange rates of $374.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies:

During the first quarter of 2013, equity in income of affiliated companies increased by $3,382 to $10,290 from $6,908 in the first quarter of 2012. The quarter-over-quarter change was principally attributable to the increase in revenue earned on the FSO Africa due to the commencement of a new service contract with MOQ on October 1, 2012 and lower current period losses from the changes in the mark-to-market valuation of the interest rate swaps covering the FSO Africa’s debt. The Company’s share of such mark-to-market results recognized in equity in income from affiliated companies for the three month periods ended March 31, 2013 and 2012, were gains of $33 and losses of $269, respectively.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

The following table summarizes OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2013 and 2012.

Three months ended March 31,	2013		2012
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	180	49.9%	182	49.9%
FSOs operating on long-term charter	90	50.0%	91	50.0%
Total	270		273

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended
	March 31,
	2013	2012
Interest before impact of swaps and capitalized interest	$288	$21,068
Impact of swaps	-	2,246
Capitalized interest	-	(304)
Interest expense	$288	$23,010

Interest expense was $288 in the first quarter of 2013 compared with $23,010 in the first quarter of 2012, primarily as a result of the commencement of the Chapter 11 Cases. Because interest on the Company’s secured and unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on such debt as of the Petition Date. For the three months ended March 31, 2013, interest expense of $17,219, including $859 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Tax Provision:

The income tax benefit for the three months ended March 31, 2013 and the income tax provision for the three months ended March 31, 2012 were based on the pre-tax results of the Company’s U.S. subsidiaries operations and certain implications of the co-obligor borrowings and intercompany balances. Beginning in the first quarter of 2013, a vessel that was previously part of the U.S. tonnage tax regime no longer qualified for the tax exclusion as part of the tonnage tax regime. As a result of this change in its tax status, deferred tax assets of $5,261 were recognized as part of the first quarter 2013 income tax benefit.

Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. OSG is regularly under audit by tax authorities, and tax years ended 2003 through 2012 are currently being audited by the IRS. Although management believes that its tax estimates are reasonable, the final determination of tax audits could be materially different from the historical income tax provisions and accruals. The results of an audit could, therefore, have a material effect on the Company’s financial statements in the period or periods for which that determination is made.

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

	Three Months Ended March 31,
	2013	2012
		(As Restated)
Net loss	$(167,762)	$(36,860)
Income tax benefit/(provision)	(5,835)	528
Interest expense	288	23,010
Depreciation and amortization	43,271	49,262
EBITDA	$(130,038)	$35,940

Liquidity and Sources of Capital:

Working capital at March 31, 2013 was approximately $325,000 compared with $316,000 at December 31, 2012. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Approximately 24% of cash on hand at March 31, 2013 is held by the Company’s foreign subsidiaries. The positive working capital position at March 31, 2013 and December 31, 2012 reflects the accounting principles applicable to companies operating under bankruptcy protection.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Net cash provided by operating activities in the three months ended of 2013 was $67,431 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2013) compared with $9,471 provided by operating activities in the three months ended of 2012.

The Company’s reliance on the spot market contributes to fluctuations in cash flows from operating activities historically as a result of the exposure to highly cyclical tanker rates and more recently as a result of the impact of the downturn in the shipping markets. Spot (voyage) charter rates since 2009 have been at depressed levels and opportunities to enter longer term time charters at satisfactory rates have been very limited. Therefore, expiring time charters and synthetic time charters (utilizing FFAs and bunker swaps) have been replaced at significantly lower TCE rates.

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $326,121 for uncertain tax positions that we believe are likely to be settled during 2013.  Additionally, we have a noncurrent reserve of approximately $18,631 for other uncertain tax positions and we are uncertain if or when such amounts may be settled.  Settlement of such amounts could require the utilization of working capital.

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

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 3, “Chapter 11 Filing, Going Concern and Other Related Matters,” to the accompanying condensed consolidated financial statements for additional information with respect to the Company’s ability to continue as a going concern.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s Chapter 11 Filing is intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Additionally, if liquidity needs require, the Company could pursue the sale of certain of its cash generating businesses that have leading market positions. Our current liquidity needs arise primarily from capital expenditures for our vessels, working capital requirements to support our business and payments required under our secured indebtedness as approved by the Bankruptcy Court. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand, trade credit extended by vendors and proceeds from sales of assets.

As of March 31, 2013, we had approximately $556.6 million of cash and cash equivalents on hand compared with $507.3 million as of December 31, 2012. The increase from December 31, 2012 to March 31, 2013 primarily reflects net cash provided by operating activities of $67,431 for the three months ended March 31, 2013 compared with net cash used in operating activities for the three months ended December 31, 2012, as payments to critical suppliers accelerated during the fourth quarter of 2012 due to the temporary withdrawal of credit by vendors due to their concerns with respect to the Bankruptcy process.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it is in bankruptcy as of March 31, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings.  As a result, no incremental tax expense has been recorded as of March 31, 2013 for the remaining undistributed, previously untaxed earnings.

Debt Facilities

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of March 31, 2013. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, in accordance with ASC 852.   Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

Additional information with respect to unsecured and secured long-term debt agreements to which the Company is a party follows below:

Unsecured Revolving Credit Facility and Unsecured Senior Notes

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility and the Unsecured Senior Notes during the pendency of the Chapter 11 Cases. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Credit Facility and the Unsecured Senior Notes on November 14, 2012.

For the three months ended March 31, 2013, interest expense of $3,465, including $355 relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

For the three months ended March 31, 2013, interest expense of $10,590, including $367 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Secured Loan Facilities

On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of March 31, 2013, 15 vessels representing approximately 29% of the net book value of the Company’s vessels are pledged as collateral under term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under the two secured term loans as the loan-to-value ratio approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OIN, a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of the cash collateral for the ongoing operation and maintenance of the vessels securing the term loan agreements. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders certain legal costs, (iv) to pay the secured lenders current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements. Adequate Protection Interest Payments disbursed during the three months ended March 31, 2013 amounted to $6,202 and such amounts were classified as reductions in outstanding principal.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. For the three months ended March 31, 2013, interest expense of $3,164, including $137 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in the funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above.

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of March 31, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Off-Balance Sheet Arrangements

As of March 31, 2013, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $1,003,610 of which $775,792 was nonrecourse to the Company.

MOQ awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $227,819 was outstanding under this facility as of March 31, 2013, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts.  On August 29, 2013, the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to payment in seven quarterly installments of $6,250, with the first installment due November 30, 2013, and a final payment of $1,250 due on August 31, 2015, and increase the margin on such debt by 50 basis points.  In connection with the secured bank financing, the partners severally issued 50% guarantees. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $328,552 as of March 31, 2013, pursuant to which it pays fixed rates of approximately 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QGII”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $752,058 as of March 31, 2013, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

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

On November 14, 2012, QGII agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QGII, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014 or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of corporate credit rating acceptable to QGII, and issuance by OSG of a replacement guarantee in a form acceptable to QGII that is binding on OSG following the consummation of a Chapter 11 reorganization plan.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2013 follows:

	Balance of					Beyond
	2013	2014	2015	2016	2017	2017	Total
Uncertain tax positions, including interest and penalties(1)	$326,121	$-	$-	$-	$-	$-	$326,121
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations(3)
Bareboat Charter-ins	65,942	91,141	95,535	96,751	96,138	204,519	650,026
Time Charter-ins	40,039	37,964	28,299	16,073	772	-	123,147
Construction contracts(4)	21,544	10,089	-	-	-	-	31,633
Total	$453,646	$139,194	$123,834	$112,824	$96,910	$204,519	$1,130,927

(1)
The uncertain tax positions, including interest relate to issues currently under examination by taxing authorities for which it is reasonable to believe that settlement will occur during 2013. In addition to the obligations in the table above, a noncurrent reserve of approximately $18,631 for other uncertain tax positions has also been recorded since we are uncertain about if or when such amounts may be settled.

(2)
As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company’s secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.

(3)
As of March 31, 2013, the Company had charter-in commitments for 25 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock. Subsequent to March 31, 2013, three chartered-in International Flag Handysize Product Carriers included in the obligation table above were redelivered to their owners pursuant to orders issued by the Bankruptcy Court approving the Company’s rejection of the leases on these vessels.

(4)	Represents remaining commitments under shipyard construction contracts , excluding capitalized interest and other construction costs.

Risk Management:

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. As such, the outstanding obligations under said agreements, including accrued interest, were reclassified to Liabilities Subject to Compromise on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

The Company seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into standalone bunker swaps. In January 2011, the Company entered into two agreements with a counterparty to purchase 400 metric tons per month of fuel for $511 and $522 per metric ton, respectively, through September 2012. Also, in September 2011, the Company entered into two additional agreements to purchase 500 metric tons per month of fuel for $607 and $580 per metric ton, respectively, through September 2013. In May 2012, the Company entered into an additional agreement to purchase 325 metric tons per month of fuel for $607 through March 2014. These swap contracts, which did not qualify as cash flow hedges for accounting purposes, settled on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. In September 2012, the Company closed out its positions in the three open swap contracts by entering into swap contracts to sell equal volumes of bunkers to a counterparty.

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

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ending March 31, 2013 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court.  Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The Non-Filing Entities will continue to operate in the ordinary course of business.  As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 3, “Chapter 11, Going Concern and Other Related Matters,” to the accompanying condensed consolidated financial statements for additional information.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering.  The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act of 1933 (the “Securities Act”) against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The plaintiffs seek recovery of such losses from the defendants.  The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company has not sought such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act.

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

See Exhibit Index on page 74.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: September 30, 2013	/s/ Robert Johnston
Robert Johnston
Chief Executive Officer and President

Date: September 30, 2013	/s/ Ian T. Blackley
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

NOTE:
Instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.