Form 10-Q
period 2013-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2013-10-08
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Shares outstanding as of October 7, 2013– 30,718,509

Special Note

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

The adjustments made as a result of the restatements and the potential related cash impact of the restatements are discussed in Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements included in “Financial Statements (unaudited).” For additional discussion of the inquiry and restatement adjustments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Inquiry and Restatement” and Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements. For a description of the material weaknesses identified by management in internal control over financial reporting with respect to income taxes and fair market valuation of interest rate swaps and management’s remediation actions to address the material weaknesses, see “Controls and Procedures” of this Form 10-Q. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$586,784	$507,342
Voyage receivables, including unbilled of $115,098 and $131,333	147,674	179,259
Other receivables	26,499	28,900
Inventories, prepaid expenses and other current assets	42,026	55,926
Total Current Assets	802,983	771,427
Vessels and other property, including construction in progress of $106,347 and $95,283, less accumulated depreciation of $1,046,445 and $994,306	2,775,342	2,837,288
Deferred drydock expenditures, net	60,879	74,418
Total Vessels, Deferred Drydock and Other Property	2,836,221	2,911,706

Investments in Affiliated Companies	295,697	252,398
Intangible Assets, less accumulated amortization of $33,948 and $31,356	69,383	71,975
Goodwill	9,589	9,589
Other Assets	25,631	26,440
Total Assets	$4,039,504	$4,043,535

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$95,945	$99,273
Deferred income taxes	23,712	25,900
Income taxes payable, including reserve for uncertain tax positions of $326,121 and $326,121	330,109	329,799
Total Current Liabilities	449,766	454,972
Reserve for Uncertain Tax Positions	19,132	17,067
Deferred Gain on Sale and Leaseback of Vessels	-	3,839
Deferred Income Taxes	334,156	343,162
Other Liabilities	36,924	37,712
Liabilities Subject to Compromise	2,829,607	2,652,537
Total Liabilities	3,669,585	3,509,289

Equity:
Total Equity	369,919	534,246
Total Liabilities and Equity	$4,039,504	$4,043,535

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(As Restated)		(As Restated)
Shipping Revenues:
Pool revenues, including $22,888, $18,899, $46,155 and $39,552 received from companies accounted for by the equity method	$48,252	$69,858	$104,507	$142,384
Time and bareboat charter revenues	91,616	69,857	175,417	137,842
Voyage charter revenues	88,246	151,639	195,628	303,506
	228,114	291,354	475,552	583,732
Operating Expenses:
Voyage expenses	41,948	81,353	93,741	159,702
Vessel expenses	64,311	68,920	130,678	139,617
Charter hire expenses	49,964	97,064	115,424	192,835
Depreciation and amortization	42,872	50,351	86,143	99,613
General and administrative	26,329	23,088	46,055	44,224
Severance and relocation costs	3,486	1,302	3,064	2,213
Gain on disposal of vessels	(1,228)	(285)	(1,206)	(391)
Total Operating Expenses	227,682	321,793	473,899	637,813
Income/(loss) from Vessel Operations	432	(30,439)	1,653	(54,081)
Equity in Income of Affiliated Companies	10,573	5,401	20,863	12,309
Operating Income/(loss)	11,005	(25,038)	22,516	(41,772)
Other Income/(expense)	483	(6,484)	284	(3,072)
Income/(Loss) before Interest Expense,
Reorganization Items and Income Taxes	11,488	(31,522)	22,800	(44,844)
Interest Expense	(31)	(22,084)	(319)	(45,094)
Income/(Loss) before Reorganization Items and Income Taxes	11,457	(53,606)	22,481	(89,938)
Reorganization Items, net	(37,503)	-	(222,124)	-
Loss before Income Taxes	(26,046)	(53,606)	(199,643)	(89,938)
Income Tax Benefit	1,899	911	7,734	383
Net Loss	$(24,147)	$(52,695)	$(191,909)	$(89,555)

Weighted Average Number of Common Shares Outstanding:
Basic	30,493,980	30,314,646	30,471,469	30,298,772
Diluted	30,493,980	30,314,646	30,471,469	30,298,772
Per Share Amounts:
Basic net loss	$(0.79)	$(1.74)	$(6.30)	$(2.96)
Diluted net loss	$(0.79)	$(1.74)	$(6.30)	$(2.96)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(As Restated)		(As Restated)

Net Loss	$(24,147)	$(52,695)	$(191,909)	$(89,555)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for- sale securities	-	(482)	(49)	(764)
Net change in unrealized losses on cash flow hedges	20,456	(12,004)	28,273	(1,840)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	1	9	(20)	(12)
Net change in unrecognized actuarial losses	(19)	125	434	(165)
Other Comprehensive (Loss)/Income	20,438	(12,352)	28,638	(2,781)
Comprehensive Loss	$(3,709)	$(65,047)	$(163,271)	$(92,336)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
		(As Restated)
Cash Flows from Operating Activities:
Net loss	$(191,909)	$(89,555)
Items included in net loss not affecting cash flows:
Depreciation and amortization	86,143	99,613
Amortization of deferred gain on sale and leasebacks	42	(4,535)
Amortization of debt discount and other deferred financing costs	-	1,928
Compensation relating to restricted stock and stock option grants	(1,014)	4,042
Deferred income tax benefit	(11,229)	(11,341)
Unrealized losses on forward freight agreements and bunker swaps	-	1,920
Undistributed earnings of affiliated companies	(17,292)	(3,214)
Deferred payment obligations on charters-in	2,769	2,785
Reorganization items, non-cash	196,092	-
Gain on sublease contracts	(691)	-
Other – net	1,193	4,159
Items included in net loss related to investing and financing activities:
Loss on sale or write-down of securities and investments – net	200	2,350
Gain on disposal of vessels – net	(1,206)	(391)
Payments for drydocking	(9,017)	(23,785)
Changes in other operating assets and liabilities:
Other changes in other operating assets and liabilities	44,963	35,620
Net cash provided by operating activities	99,044	19,596
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	238	12,728
Expenditures for vessels	(14,077)	(38,476)
Proceeds from disposal of vessels	485	-
Expenditures for other property	(1,441)	(1,693)
Other – net	2,009	1,241
Net cash used in investing activities	(12,786)	(26,200)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)	(285)
Issuance of debt, net of issuance costs and deferred financing costs	-	229,000
Payments on debt, including adequate protection payments	(6,774)	(50,515)
Issuance of common stock upon exercise of stock options	-	81
Net cash (used in)/provided by financing activities	(6,816)	178,281
Net increase in cash and cash equivalents	79,442	171,677
Cash and cash equivalents at beginning of year	507,342	54,877
Cash and cash equivalents at end of period	$586,784	$226,554

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2013	44,291	414,411	1,024,480	13,396,320	(835,155)	(113,781)	534,246
Net Loss			(191,909)				(191,909)
Other Comprehensive Income						28,638	28,638
Forfeitures of Restricted Stock Awards				108,516	-		-
Compensation Related to Options Granted		(370)					(370)
Amortization of Restricted Stock Awards		(644)					(644)
Purchases of Treasury Stock				40,370	(42)		(42)
Balance at June 30, 2013	$44,291	$413,397	$832,571	13,545,206	$(835,197)	$(85,143)	$369,919

Balance at January 1, 2012 (As Reported)	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245
Restatement Adjustments***			(535,437)			(17,516)	(552,953)
Balance at January 1, 2012 (As Restated)	44,291	413,016	1,504,594	13,826,882	(840,302)	(119,307)	1,002,292
Net Loss (As Restated)			(89,555)				(89,555)
Other Comprehensive Loss (As Restated)						(2,781)	(2,781)
Issuance of Restricted Stock Awards		(5,148)		(461,481)	5,355		207
Compensation Related to Options Granted		854					854
Amortization of Restricted Stock Awards		3,188					3,188
Options Exercised and Employee Stock Purchase Plan		(57)		(11,041)	138		81
Purchases of Treasury Stock				26,792	(285)		(285)
Balance at June 30, 2012 (As Restated)	$44,291	$411,853	$1,415,039	13,381,152	$(835,094)	$(122,088)	$914,001

*       Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of June 30, 2013.
**     Amounts are net of tax.
***   See Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements for details

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the U.S.. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Pool revenue and voyage expense presentation—For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula.  Such TCE revenues are reported as pool revenues in the accompanying condensed consolidated statement of operations. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools  is sufficiently significant so as to minimize the differentiation for accounting purposes between the vessels OSG operates in that pool   from vessels OSG operates outside of the pools.  Management has determined that as of June 30, 2013, differentiating characteristics no longer exist for one of the pools in which the Company participates. Therefore, effective July 1, 2013, the Company’s condensed consolidated statement of operations will report its allocated TCE revenues for such pool on a gross basis as voyage charter revenues and voyage expenses.

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
(DEBTOR-IN-POSSESSION)

Note 2 — Company Inquiry and Restatement

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

Such tax related errors:
⋅	understated both the income tax benefit and the comprehensive loss by $2,768 and $893 for the three and six month periods ended June 30, 2012, respectively; and
⋅
overstated income taxes recoverable (a component of other receivables) by $20,112; understated the noncurrent portion of the reserve for uncertain tax positions by $330,605 and understated noncurrent deferred income taxes by $182,328, each as of June 30, 2012; and

⋅	overstated total equity by $533,045 as of June 30, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company is restating, and also restated in the 2012 Form 10-K, the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2012 and the condensed consolidated statements of changes in equity and cash flows for the six months ended June 30, 2012 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012. Such error:

⋅	overstated the investments in affiliated companies by $30,007 and retained earnings by $1,808, and understated accumulated other comprehensive loss by $28,199 each as of June 30, 2012; and
⋅	understated net loss by $137 and $309 and other comprehensive loss by $6,572 and $10,683 for the three and six month periods ended June 30, 2012, respectively.

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements as of June 30, 2013 and December 31, 2012.

The accompanying condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2012 and the condensed consolidated statements of cash flows and changes in equity for the six months ended June 30, 2012 have been restated to reflect the matters described above.

The following tables present the effects of the correction of the errors described above that have been made to the Company’s previously reported condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2012, cash flows from operating activities for the six months ended June 30, 2012, and retained earnings as of January 1, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Three Months Ended
	June 30, 2012
	As Previously
	Reported	Adjustments		As Restated
Pool revenues	$69,858			$69,858
Time and bareboat charter revenues	69,857			69,857
Voyage charter revenues	151,639			151,639
	291,354			291,354
Operating Expenses:
Voyage expenses	81,353			81,353
Vessel expenses	68,920			68,920
Charter hire expenses	97,064			97,064
Depreciation and amortization	50,351			50,351
General and administrative	23,088			23,088
Severance and relocation costs	1,302			1,302
Gain on disposal of vessels	(285)			(285)
Total Operating Expenses	321,793			321,793
Loss from Vessel Operations	(30,439)			(30,439)
Equity in Income of Affiliated Companies	5,538	$(137)	(a)	5,401
Operating Loss	(24,901)	(137)		(25,038)
Other Income/(Expense)	(6,484)			(6,484)
Loss before Interest Expense and Income Taxes	(31,385)	(137)		(31,522)
Interest Expense	(22,084)			(22,084)
Loss before Income Taxes	(53,469)	(137)		(53,606)
Income Tax (Provision)/ Benefit	(1,857)	2,768	(b)	911
Net Loss	$(55,326)	$2,631		$(52,695)

Weighted Average Number of Common Shares Outstanding:
Basic	30,314,646			30,314,646
Diluted	30,314,646			30,314,646
Per Share Amounts:
Basic net loss	$(1.83)	0.09		$(1.74)
Diluted net loss	$(1.83)	0.09		$(1.74)

(a)
To adjust for the overstatement in equity in income of affiliated companies resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(b)
To adjust for the overstatement in the income tax provision primarily related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to the reserve for uncertain tax positions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Six Months Ended
	June 30, 2012
	As Previously
	Reported	Adjustments		As Restated
Pool revenues	$142,384			$142,384
Time and bareboat charter revenues	137,842			137,842
Voyage charter revenues	303,506			303,506
	583,732			583,732
Operating Expenses:
Voyage expenses	159,702			159,702
Vessel expenses	139,617			139,617
Charter hire expenses	192,835			192,835
Depreciation and amortization	99,613			99,613
General and administrative	44,224			44,224
Severance and relocation costs	2,213			2,213
Gain on disposal of vessels	(391)			(391)
Total Operating Expenses	637,813			637,813
Loss from Vessel Operations	(54,081)			(54,081)
Equity in Income of Affiliated Companies	12,618	$(309)	(a)	12,309
Operating Loss	(41,463)	(309)		(41,772)
Other Income/(Expense)	(3,072)			(3,072)
Loss before Interest Expense and Income Taxes	(44,535)	(309)		(44,844)
Interest Expense	(45,094)			(45,094)
Loss before Income Taxes	(89,629)	(309)		(89,938)
Income Tax (Provision)/Benefit	(510)	893	(b)	383
Net Loss	$(90,139)	$584		$(89,555)

Weighted Average Number of Common Shares Outstanding:
Basic	30,298,772			30,298,772
Diluted	30,298,772			30,298,772
Per Share Amounts:
Basic net loss	$(2.98)	$0.02		$(2.96)
Diluted net loss	$(2.98)	$0.02		$(2.96)

(a)
To adjust for the overstatement in equity in income of affiliated companies resulting from the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

(b)
To adjust for the overstatement in the income tax provision primarily related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to the reserve for uncertain tax positions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Three Months Ended
	June 30, 2012
	As Previously
	Reported	Adjustments		As Restated

Net Loss	$(55,326)	$2,631	(a)	$(52,695)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available- for- sale securities	(482)			(482)
Net change in unrealized losses on cash flow hedges	(5,432)	(6,572)	(b)	(12,004)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	9			9
Net change in unrecognized actuarial losses	125			125
Other Comprehensive Loss	(5,780)	(6,572)		(12,352)
Comprehensive Loss	$(61,106)	$(3,941)		$(65,047)

(a)
To adjust for the understatement of the net loss resulting from (1) the $137 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $2,768 understatement in the income tax benefit primarily from the error related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

(b)
To adjust for the understatement of other comprehensive loss resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Six Months Ended
	June 30, 2012
	As Previously
	Reported	Adjustments		As Restated
Net Loss	$(90,139)	$584	(a)	$(89,555)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available- for- sale securities	(764)			(764)
Net change in unrealized losses on cash flow hedges	8,843	(10,683)	(b)	(1,840)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(12)			(12)
Net change in unrecognized actuarial losses	(165)			(165)
Other Comprehensive Income	7,902	(10,683)		2,781
Comprehensive Loss	$(82,237)	$(10,099)		$(92,336)

(a)
To adjust for the understatement of the net loss resulting from (1) the $309 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees and (2) the $893 understatement in the income tax benefit primarily from the error related to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

(b)
To adjust for the understatement of other comprehensive loss resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees.

The restatements did not affect total net cash flows from operating, investing or financing activities for the six months ended June 30, 2012. However the following components of total cash flows from operating activities were restated as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Six Months Ended
	June 30, 2012
	As Previously Reported	Adjustments		As Restated
Cash Flows from Operating Activities:
Net loss	$(90,139)	$584	(a)	$(89,555)
Items included in net loss not affecting cash flows:
Deferred income tax benefit	(1,302)	(10,039)	(b)	(11,341)
Undistributed earnings of affiliated companies	(3,523)	309	(c)	(3,214)
Changes in other operating assets and liabilities	26,474	9,146	(b)	35,620

(a)
To adjust for the overstatement in the net loss resulting from (1) the $309 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuations adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company's equity method investees and (2) the $893 understatement in the tax benefit relating to changes in reserves for uncertain tax positions and the after-tax effect of accrued interest related to reserves for uncertain tax positions.

(b)
To adjust for the understatement in the deferred tax benefit, the overstatement of income taxes recoverable, which is a component of receivables, and the understatements of income taxes payable and reserve for uncertain tax positions.

(c)
To adjust undistributed earnings of affiliates for the $309 overstatement in equity in income of affiliated companies resulting from the error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company's equity method investees.

The following table is a reconciliation of the retained earnings and accumulated other comprehensive loss as previously reported and as restated as of December 31, 2011:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

Note 3 — Chapter 11 Filing, Going Concern and Other Related Matters

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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
(DEBTOR-IN-POSSESSION)

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

Effective on November 14, 2012, the Company began to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise on the Company’s accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items is disclosed separately in the consolidated statements of cash flow.

As stated in Note 2, “Company Inquiry and Restatement,” the IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

The Debtors have been paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain prepetition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as Liabilities Subject to Compromise on the Company’s condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Liabilities Subject to Compromise consist of the following:

	June 30,	December 31,
As of	2013	2012

Pre-petition accounts payable and other accrued liabilities	$3,126	$2,717
Secured long-term debt and accrued interest	571,182	577,957
Unsecured senior notes	500,780	500,780
Unsecured revolving credit facility	1,488,579	1,488,579
Accrued interest and fees on unsecured revolving credit facility and senior notes	10,878	10,878
Derivative liabilities	3,566	3,566
Accrued liabilities relating to rejected executory contracts	214,266	30,539
Pension and other postretirement benefit plan liabilities	37,230	37,521
	$2,829,607	$2,652,537

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the three and six months ended June 30, 2013:

	Three	Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013

Trustee fees	$756	$1,552
Professional fees	13,745	32,376
Provision for estimated claims on rejected executory contracts	21,316	180,505
Expenses incurred on rejected executory contracts	1,686	7,691
	$37,503	$222,124

The Company incurred fees totaling $3,616 and $7,764 during the three and six month periods ended June 30, 2013, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by the Company’s Chief Reorganization Officer. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $18,624 and $26,032 for the three and six months ended June 30, 2013.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 4 — Earnings per Common Share:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock units using the treasury stock method. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	June 30,
	2013	2012

Net loss	$(24,147)	$(52,695)	(1)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,493,980	30,314,646

(1)    Net loss has been restated for the three months ended June 30, 2012 as more fully described in Note 2.

	Six Months Ended
	June 30,
	2013	2012

Net loss	$(191,909)	$(89,555)	(1)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,471,469	30,298,772

(1)    Net loss has been restated for the six months ended June 30, 2012 as more fully described in Note 2.

There were no dilutive equity awards outstanding as of June 30, 2013. Awards of 1,186,043 and 2,395,209 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and 1,219,006 and 2,392,797 shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 5 — Debt:

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the consolidated balance sheets at June 30, 2013 and December 31, 2012, in accordance with ASC 852. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

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

For the three and six month periods ended June 30, 2013, interest expense of $3,476 and $6,941, including $355 and $710 relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

For the three and six month periods ended June 30, 2013, interest expense of $10,703 and $21,293, including $367 and $734 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

Secured Loan Facilities

As of June 30, 2013, 15 vessels representing approximately 29% of the net book value of the Company’s vessels are pledged as collateral under certain term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under these facilities as the minimum required loan-to-value ratios are 110% for term loans maturing in 2020 and 125% for term loans maturing in 2023 and the loan-to-value ratios approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OSG International, Inc. (“OIN”), a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements. Adequate Protection Interest Payments disbursed during the three and six months ended June 30, 2013 amounted to $572 and $6,774 respectively, and such amounts were classified as reductions in outstanding principal.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. For the three and six month periods ended June 30, 2013, interest expense of $3,139 and $6,303, including $137 and $274 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of June 30, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Interest paid, excluding interest capitalized, for the three and six months ended June 30, 2012 amounted to $11,869 and $40,992.

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

The management of the Handysize Product Carriers that were reflagged under the U.S. Flag and entered into the U.S. Maritime Security Program was transferred to the U.S. segment during the fourth quarter of 2012. As such the results of these vessels have been removed from the International Product Carrier segment and presented in the U.S. segment for all periods presented. The U.S. Flag segment also includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation. The joint venture with four LNG Carriers is included in Other International along with one chartered-in Chemical Carrier and one owned Pure Car Carrier which was disposed in October 2012.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2013 and 2012 follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2013:
Shipping revenues	$65,290	$49,940	$966	$111,918	$228,114
Time charter equivalent revenues	47,828	33,701	942	103,695	186,166
Depreciation and amortization	18,167	7,320	800	16,585	42,872
Gain/(loss) on disposal of vessels	1	(1)	109	1,119	1,228
Income/(loss) from vessel operations	(9,515)	7,655	(912)	31,791	29,019
Equity in income of affiliated companies	8,191	-	2,006	376	10,573
Investments in affiliated companies at
June 30, 2013	257,560	5,405	31,944	788	295,697
Total assets at June 30, 2013	1,708,652	586,094	21,797	1,090,269	3,406,812

June 30, 2012:
Shipping revenues	104,268	83,721	3,076	100,290	291,354
Time charter equivalent revenues	79,006	40,905	3,059	87,031	210,001
Depreciation and amortization	20,400	10,765	1,592	17,594	50,351
Gain/(loss) on disposal of vessels	(200)	-	-	485	285
Income/(loss) from vessel operations	(5,942)	(16,139)	(724)	16,471	(6,334)
Equity in income of affiliated companies (1)	3,643	-	1,516	242	5,401
Investments in affiliated companies at
June 30, 2012(1)	236,382	3,855	(8,169)	635	232,703
Total assets at June 30, 2012(1)	1,910,288	886,074	(2,243)	1,028,967	3,823,086

(1)
Equity in income of affiliated companies has been restated for the three months ended June 30, 2012 and   investments in affiliated companies and total assets have been restated as of June 30, 2012 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	International
	Crude	Product
Six months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2013:
Shipping revenues	$132,938	$122,609	$2,043	$217,962	$475,552
Time charter equivalent revenues	100,598	79,589	2,006	199,618	381,811
Depreciation and amortization	36,465	14,311	1,654	33,713	86,143
Gain/(loss) on disposal of vessels	1	(1)	115	1,091	1,206
Income/(loss) from vessel operations	(16,351)	12,353	(1,771)	55,335	49,566
Equity in income of affiliated companies	15,878	-	4,127	858	20,863
Expenditures for vessels	14,028	40	(3)	12	14,077
Payments for drydocking	2,605	277	-	6,135	9,017

June 30, 2012:
Shipping revenues	198,709	175,144	6,241	203,639	583,732
Time charter equivalent revenues	154,506	87,612	6,199	175,712	424,030
Depreciation and amortization	40,771	21,561	3,081	34,200	99,613
Gain/(loss) on disposal of vessels	(594)	-	7	978	391
Income/(loss) from vessel operations	(14,556)	(27,435)	(1,228)	35,184	(8,035)
Equity in income of affiliated companies(1)	8,093	-	3,631	585	12,309
Expenditures for vessels	25,008	13,121	112	235	38,476
Payments for drydocking	12,658	3,210	-	7,917	23,785

(1)	Equity in income of affiliated companies has been restated for the six months ended June 30, 2012 as more fully described in Note 2.

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2013	2012
Time charter equivalent revenues	$186,166	$210,001
Add: Voyage expenses	41,948	81,353
Shipping revenues	$228,114	$291,354

	Six Months Ended
	June 30,
	2013	2012
Time charter equivalent revenues	$381,811	$424,030
Add: Voyage expenses	93,741	159,702
Shipping revenues	$475,552	$583,732

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2013	2012
Total income/(loss) from vessel operations of all segments	$29,019	$(6,334)
General and administrative expenses	(26,329)	(23,088)
Severance and relocation costs	(3,486)	(1,302)
Gain on disposal of vessels	1,228	285
Consolidated income/(loss) from vessel operations	432	(30,439)
Equity in income of affiliated companies	10,573	5,401	(1)
Other income/(expense)	483	(6,484)
Interest expense	(31)	(22,084)
Income/(loss) before reorganization items and income taxes	$11,457	$(53,606)

(1)	Equity in income of affiliated companies has been restated for the three months ended June 30, 2012 as more fully described in Note 2.

	Six Months Ended
	June 30,
	2013	2012
Total income/(loss) from vessel operations of all segments	$49,566	$(8,035)
General and administrative expenses	(46,055)	(44,224)
Severance and relocation costs	(3,064)	(2,213)
Gain on disposal of vessels	1,206	391
Consolidated income/(loss) from vessel operations	1,653	(54,081)
Equity in income of affiliated companies	20,863	12,309	(1)
Other income/(expense)	284	(3,072)
Interest expense	(319)	(45,094)
Income/(loss) before reorganization items and income taxes	$22,481	$(89,938)

(1)	Equity in income of affiliated companies has been restated for the six months ended June 30, 2012 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of June 30,	2013	2012
Total assets of all segments	$3,406,812	$3,823,086
Corporate cash and securities	586,784	226,554
Other unallocated amounts	45,908	51,575
Consolidated total assets	$4,039,504	$4,101,215	(1)

(1)     Total assets have been restated as of June 30, 2012 as more fully described in Note 2.

Note 7 — Vessels:

Purchase and Construction Commitments

As of June 30, 2013, the Company had remaining commitments for vessels to be wholly owned by the Company of $31,633 on non-cancelable contracts for the construction of one Aframax and one LR2, which is a coated Aframax. The Aframax vessel was delivered in July 2013 and the LR2 is scheduled for delivery in the first quarter of 2014.

Vessel Impairments

The Company considered the combination of the Chapter 11 Cases and their related impacts on the Company’s business plans as well as the continued downward pressure on average spot rates and second hand tanker values in the Company’s International Flag segment to be indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction of deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten International Flag Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s term loans maturing in 2020) to write-down their carrying values to their estimated fair values at December 31, 2012.

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2012 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of June 30, 2013. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2012 impairment tests.

Vessel Sales

In the second quarter of 2013, the Company delivered a spare U.S. Flag tug boat that had been idle since the fourth quarter of 2011 to buyers and recognized a gain of approximately $329. There were no vessels sold during the six months ended June 30, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which was delivered to buyers in October 2012. The Company recognized a gain of approximately $8,078 on this sale in the fourth quarter of 2012. The Company recognized aggregate gains of $391 during the six months ended June 30, 2012 principally from the sale of equipment as well as property sold in accordance with the Bender Shipbuilding & Repair Co., Inc. (“Bender”) bankruptcy liquidation plan.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or new build deliveries during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier.

Note 8 — Equity Method Investments:

The 2012 amounts disclosed below relating to the interest rate swap contracts that the Company’s equity method investees are party to have been restated to reflect the correction of an error in the estimation of the fair value of the contracts. Refer to Note 2, “Company Inquiry and Restatement,” for further details.

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2013, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $221,569 and $246,326 was outstanding under this facility as of June 30, 2013 and December 31, 2012, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013 the long-term bank financing agreement was amended and restated to, among other things reschedule a $45,000 balloon payment due on August 30, 2013 to be paid in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued guarantees. As of June 30, 2013 and December 31, 2012, the carrying value of the Company’s guarantee, which is included in other liabilities in the accompanying balance sheet, was $8 and $29, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. The interest rate swaps, covering notional amounts aggregating $328,552 and $351,987 as of June 30, 2013 and December 31, 2012, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were gains of $707 and losses of $1,131 for the quarters ended June 30, 2013 and 2012, respectively, and gains of $740 and losses of $1,400 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the joint venture had a liability of $26,040 and $34,872, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $6,050 and $10,053, at June 30, 2013 and December 31, 2012, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

The Company’s Chapter 11 filing has no impact on the continued operations of the FSO joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements.  On November 12, 2012, MOQ issued a waiver to the FSO joint venture agreeing not to exercise its rights to terminate the service contracts. The initial waiver period expired on February 15, 2013 and was subsequently extended to February 15, 2014, with MOQ having the right to terminate such waiver at an earlier date upon occurrence of certain events or after giving 90-day notice of its intent to do so.  In November 2012, the joint venture also obtained waivers of any events of default arising as a result of the commencement of the Chapter 11 Cases from (i) the bank syndicate for the secured loan facility, (ii) the counterparties to the interest rate swaps agreements described above, and (iii) the bank that has issued performance guarantees of the joint venture’s performance of certain of  its obligations under the FSO Africa and FSO Asia service contracts. The initial waiver periods on all such waivers expired on February 15, 2013 and were subsequently extended to February 15, 2014, subject to the occurrence of certain events.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QGII”). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”).The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $744,034 and $760,293 at June 30, 2013 and December 31, 2012, respectively. These swaps are being accounted for as cash flow hedges. As of June 30, 2013 and December 31, 2012, the joint venture recorded a liability of $129,600 and $181,959, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $64,614 and $90,731 at June 30, 2013 and December 31, 2012, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

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

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	June 30,
	2013	2012

Shipping revenues	$94,892	$85,489
Ship operating expenses	(61,776)	(59,150)
Income from vessel operations	33,116	26,339
Other expense	(375)	(2)
Interest expense	(12,335)	(16,598)
Net income	$20,406	$9,739

(1)    Interest expense has been restated for the three months ended June 30, 2012 as more fully described in Note 2.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Six Months Ended
	June 30,
	2013	2012

Shipping revenues	$188,953	$172,561
Ship operating expenses	(122,570)	(118,566)
Income from vessel operations	66,383	53,995
Other expense	(9,489)	(314)
Interest expense	(26,041)	(31,703)
Net income	$30,853	$21,978

(1)    Interest expense has been restated for the six months ended June 30, 2012 as more fully described in Note 2.

Note 9 – Variable Interest Entities (“VIEs”):

As of June 30, 2013, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of June 30, 2013:

Consolidated Balance Sheet
Investments in Affiliated Companies	$254,689
Other Liabilities (1)	8

(1)     Represents the Company’s valuation of its several guarantee of the FSO joint venture’s outstanding debt at June 30, 2013.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2013:

	Consolidated Balance Sheet	Maximum Exposure to Loss

Other Liabilities	$8	$373,500

In addition, as of June 30, 2013, the Company had approximately $28,281 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2013. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 10 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt—At June 30, 2013 and December 31, 2012, all of the Company’s debt is subject to compromise (see Note 5, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on market prices.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
June 30, 2013:
Cash and cash equivalents	$586,784	$586,784	$-
Unsecured Senior Notes	$(435,892)	$-	$(435,892)

December 31, 2012:
Cash and cash equivalents	$507,342	$507,342	$-
Unsecured Senior Notes	$(181,504)	$-	$(181,504)

The Company’s debt is included in Liabilities Subject to Compromise as of June 30, 2013 and December 31, 2012. Having filed the Chapter 11 Cases the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of June 30, 2013 and December 31, 2012 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded that fair value estimates are considered to be Level 2 of the fair value hierarchy.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. As of June 30, 2013 and December 31, 2012, there were no contracts outstanding. During the quarter ended June 30, 2012, the Company was party to FFA contracts entered into for trading purposes. These contracts, representing aggregate volumes of 240,000 metric tons (“mts”) of cargo and 6,000 mts of bunkers, were due to expire in December 2013, did not qualify as cash flow hedges for accounting purposes and were closed out prior to the Petition Date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of June 30, 2013 and December 31, 2012 there were no bunker swap agreements outstanding. During the quarter ended June 30, 2012, the Company was party to four bunker swap agreements.

Interest Rate Risk

The Company uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate. At the Petition Date, the Company was a party to seven floating-to-fixed interest rate swap agreements with various major financial institutions covering notional amounts aggregating approximately $219,940 pursuant to which it paid fixed rates ranging from 3.3% to 4.7% and received floating rates based on LIBOR. These agreements which were designated and qualified as cash flow hedges, contained no leverage features and had various final maturity dates ranging from December 2012 to August 2014. Two of the floating-to-fixed interest rate swap agreements with an aggregate notional value of $30,000 that were scheduled to mature in December 2012 were de-designated in September 2012.The related balances in accumulated other comprehensive loss aggregating $331 were reclassified into earnings during the quarter ended September 30, 2012.

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

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At June 30, 2013 and December 31, 2012 there were no foreign currency forward contracts outstanding. At June 30, 2012, the Company was party to foreign currency forward contracts with aggregate notional amounts of approximately CAD$2,400, scheduled to settle monthly through December 2012. Such contracts were not designated as cash flow hedges for accounting purposes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. For the six months ended June 30, 2013 and 2012, the Company did not have any individual customers who accounted for 10% or more of its revenue apart from the pools in which it participates. The pools in which the Company participates accounted for 67 % and 59% of consolidated voyage receivables as of June 30, 2013 and December 31, 2012, respectively.

Tabular disclosure of derivatives location

As noted above, as a result of the Chapter 11 Cases, all derivative obligations outstanding as of the Petition Date were reclassified to Liabilities Subject to Compromise as they represent general unsecured claims against the Company.

The amounts reported in the tables below for the three and six months ended June 30, 2012 reflect the correction of an error described in Note 2, “Company Inquiry and Restatement.”  The effects of cash flow hedging relationships, including hedges of equity method investees,   recognized in other comprehensive income/(loss) (effective portion) for the three and six month periods ended  June 30, 2013 and June 30, 2012  are shown below:

For the three months ended	June 30, 2013	June 30, 2012
		(As Restated)
Interest rate swaps	$15,425	$(18,152)
Total	$15,425	$(18,152)

For the six months ended	June 30, 2013	June 30, 2012
		(As Restated)
Interest rate swaps	$17,964	$(15,193)
Total	$17,964	$(15,193)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The effect of cash flow hedging relationships on the statements of operations, excluding hedges of equity method investees, for the three and six months ended June 30, 2012 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
For the three months ended June 30, 2012	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

Interest rate swaps	Interest expense	$(1,656)	Interest expense	$-
Total		$(1,656)		$-

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
For the six months ended June 30, 2012	Location	Amount of Gain/(Loss)	Location	Amount of Gain/(Loss)

Interest rate swaps	Interest expense	$(3,994)	Interest expense	$-
Total		$(3,994)		$-

The effects of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations, excluding hedges of equity method investees, for the three and six months ended June 30, 2012 are as follows:

		Three Months Ended	Six Months Ended
	Location	June 30, 2012	June 30, 2012

FFAs and bunker swaps	Other income/(expense)	$(3,625)	$(1,004)

Foreign currency contracts	General and administrative expenses	(145)	7
Total		$(3,770)	$(997)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Fair Value Hierarchy

The following tables present the fair values, which are pretax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

Level 1:
Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs

Assets at December 31, 2012:
Available-for-sale marketable securities	$181	$181	$0

Note 11 — Taxes:

As more fully described in Note 2, “Company Inquiry and Restatement,” and the 2012 Form 10-K, the Company determined that there were errors in its previously issued financial statements and specifically its tax provision for each of the twelve years in the twelve year period ended December 31, 2011, and for the quarters ended March 31 and June 30, 2012. As a result of certain credit agreements under which OIN was a co-obligor with the Company on a joint and several basis, as well as intercompany balances that have existed between the Company’s domestic and international entities within the Company, the Company has concluded that, as of December 31, 2000 and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings will be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities or as a result of intercompany balances, as discussed above.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

For purposes of its financial statements as of June 30, 2013, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of (1) $1,217,150 in connection with the Credit Facilities and (2) $75,300 related to intercompany balances. The potential deemed repatriation amount of $1,217,150 is derived from an aggregate amount of $1,346,400 of earnings deemed repatriated from OIN though the end of June 30, 2013 as a result of drawdowns under the Credit Facilities, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. If the amount of drawdowns outstanding under the Credit Facilities as of June 30, 2013 remained unchanged for the remainder of 2013, the amount of such drawdowns could produce an aggregate amount of up to $1,489,000 of earnings deemed repatriated through the end of 2013. The year in which such deemed dividends are included in taxable income is subject to ongoing discussions with the IRS. Accordingly, the Company has recorded in respect of previous years provisions for U.S. income taxes on the income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures to the extent it did not anticipate permanently reinvesting the earnings. The Company has determined that because it is in bankruptcy as of June 30, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings.  As a result, no incremental tax expense has been recorded as of June 30, 2013 for the remaining undistributed, previously untaxed earnings.

Unrecognized tax benefits presented on the balance sheet include interest and are reduced by available tax attributes, such as the offset of net operating loss carryforwards. Such unrecognized tax benefits are substantially related to the tax effects of the cumulative potential deemed dividends based on a deemed repatriation of foreign earnings in connection with the Credit Facilities and intercompany balances and other issues currently under examination by the taxing authorities.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2013, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004.

The components of the income tax benefits/(provisions) follow:

	Three Months Ended
	June 30,
	2013	2012
Current	$375	$(6,855)
Deferred	1,525	7,766
	$1,899	$911

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Six Months Ended
	June 30,
	2013	2012
Current	$(3,495)	$(10,958)
Deferred	11,229	11,341
	$7,734	$383

At December 31, 2012 the Company had a reserve of $343,188 for benefits attributable to uncertain tax positions taken during the current and prior tax periods for which the probability of recognition is considered less than “more likely than not.” For the six months ended June 30, 2013, the Company increased such reserve by $2,065 to reflect increases in the quarterly average of amounts outstanding under the Credit Facilities.

Note 12 — Capital Stock and Stock Compensation:

Restricted Common Stock, Performance Related Grants and Options

There were no restricted common stock, restricted stock units or performance related grants during the six months ended June 30, 2013.

During the six months ended 2012, the Company awarded a total of 401,409 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the six months ended June 30, 2012 was $10.09 per share (the market price at date of grant).

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

In the first six months of 2012, the Company granted a total of 45,000 restricted stock units, to its non-employee directors. At the date of the awards the fair market value of the Company’s stock was $10.00 per share. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.

Stock Options

There were no options granted during the six months ended June 30, 2013. During the six months ended 2012, options covering 377,653 shares were granted at or above the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the six months ended June 30, 2012 was $12.50 per share. The grant date fair value of options granted during the six months ended June 30, 2012 was $3.83 per share.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
As of	2013	2012

Unrealized gains on available-for-sale securities	$-	$49
Unrealized losses on derivative instruments	(70,664)	(98,937)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(14,479)	(14,893)
	$(85,143)	$(113,781)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2013 and 2012 follow:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Changes in Accumulated Other Comprehensive Loss Components for the Three Months Ended June 30, 2013 and 2012

	Unrealized gains/(losses) on available- for-sale securities	Unrealized gains/ (losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of March 31, 2013	$-	$(91,120)	$(14,461)	$(105,581)

Current period other comprehensive income, excluding amounts reclassified from accumulated other comprehensive loss	-	15,425	(18)	15,407

Amounts reclassified from accumulated other comprehensive loss	-	5,031	-	5,031

Total change in accumulated other comprehensive loss	-	20,456	(18)	20,438
Balance as of June 30, 2013	$-	$(70,664)	$(14,479)	$(85,143)

Balance as of March 31, 2012	$(248)	$(94,390)	$(15,099)	$(109,737)

Current period other comprehensive income, excluding amounts reclassified from accumulated other comprehensive loss	(520)	(18,152)	135	(18,537)

Amounts reclassified from accumulated other comprehensive loss	38	6,148	-	6,186

Total change in accumulated other comprehensive loss	(482)	(12,004)	135	(12,351)
Balance as of June 30, 2012	$(730)	$(106,394)	$(14,964)	$(122,088)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Changes in Accumulated Other Comprehensive Loss Components for the Six Months Ended June 30, 2013 and 2012

	Unrealized gains/(losses) on available- for-sale securities	Unrealized gains/ (losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

Current period other comprehensive income, excluding amounts reclassified from accumulated other comprehensive loss	(181)	17,964	414	18,197

Amounts reclassified from accumulated other comprehensive loss	132	10,309	-	10,441

Total change in accumulated other comprehensive loss	(49)	28,273	414	28,638
Balance as of June 30, 2013	$0	$(70,664)	$(14,479)	$(85,143)

Balance as of December 31, 2011	$34	$(104,554)	$(14,787)	$(119,307)

Current period other comprehensive loss, excluding amounts reclassified from accumulated other comprehensive loss	(802)	(15,193)	(177)	(16,172)

Amounts reclassified from accumulated other comprehensive loss	38	13,353	-	13,391

Total change in accumulated other comprehensive loss	(764)	(1,840)	(177)	(2,781)
Balance as of June 30, 2012	$(730)	$(106,394)	$(14,964)	$(122,088)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Three Months Ended June 30,		Statement of
Accumulated Other Comprehensive Loss Component	2013	2012	Operations Line Item

Unrealized losses on available-for-sale securities:
Write-down recorded relating to securities held by the Company's foreign subsidiaries	$-	$(38)	Other income/ (expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(5,031)	(5,047)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	-	(1,656)	Interest expense
	(5,031)	(6,741)	Total before tax
	-	555	Tax benefit (1)
	$(5,031)	$(6,186)	Total net of tax

(1)The tax benefit relates to the interest rates swaps entered into by the Company's domestic subsidiaries

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Six Months Ended June 30,		Statement of
Accumulated Other Comprehensive Loss Component	2013	2012	Operations Line Item

Unrealized losses on available-for-sale securities:
Write-down recorded relating to securities held by the Company's foreign subsidiaries	$(132)	$(38)	Other income/ (expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(10,309)	(10,480)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	-	(3,994)	Interest expense
	(10,441)	(14,512)	Total before tax
	-	1,121	Tax benefit (1)
	$(10,441)	$(13,391)	Total net of tax

(1)The tax benefit relates to the interest rates swaps entered into by the Company's domestic subsidiaries

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 14 — Leases:

1. Charters-in:

Between December 31, 2012 and April 2013, the Bankruptcy Court issued orders approving the Company’s rejection of leases on 25 chartered-in International Flag vessels. The Company entered into new lease agreements at lower rates on eight of the chartered-in vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court, at lower rates. One Suzemax and one Handysize Product Carrier were redelivered to owners in December 2012 and an additional fifteen vessels (11 Handysize Product Carriers, two Panamax Product Carriers, one Suezmax and one Aframax), were redelivered during the four months ended April 30, 2013.

As of June 30, 2013, the Company recorded an estimate for lease termination costs totaling $214,266 related to the rejected leases that were redelivered or amended through April 30, 2013.

As of June 30, 2013, the Company had commitments to charter in 23 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and 10 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at
June 30, 2013	Amount	Operating Days
2013	$45,299	2,392
2014	93,422	4,745
2015	97,816	4,745
2016	99,038	4,758
2017	98,219	4,713
Thereafter	204,519	7,379
Net minimum lease payments	$638,313	28,732

Time Charters-in at
June 30, 2013	Amount	Operating Days
2013	$24,105	2,190
2014	26,673	2,403
2015	21,916	1,801
2016	921	67
2017	-	-
Net minimum lease payments	$73,615	6,461

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At June 30, 2013	Amount	Revenue Days
2013	$201,489	5,100
2014	293,035	6,193
2015	156,680	2,790
2016	80,772	1,463
2016	63,271	1,198
Thereafter	65,129	940
Net minimum lease payments	$860,376	17,684

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $10,850 (2013), $21,375 (2014), $21,699 (2015), $22,023 (2016), $22,347 (2017) and $52,085 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3. Office space:

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company vacated the office space on June 30, 2013 and recorded a provision of $3,646 for the estimated damages it expects the Bankruptcy Court will allow the building owner to claim. The Company also recorded a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property at such time.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the six months ended June 30, 2013 and 2012. The unfunded benefit obligation for these domestic pension and postretirement benefit plans as well as the obligations outstanding under the (i) unfunded, nonqualified supplemental defined benefit pension plan, (ii) the unfunded, nonqualified defined contribution pension plan covering highly compensated U.S. shore-based employees, and (iii) the OSG Non-Employee Director Deferred Compensation Plan, all of which were terminated in connection with the Company’s filing for bankruptcy, are included in Liabilities Subject to Compromise in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

The Company expects that its required contributions in 2013 with respect to its domestic defined benefit pension plan will be approximately $1,318, of which $848 was funded through August 31, 2013.

Note 16 — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended
	June 30,
	2013	2012
Investment income:
Interest and dividends	$338	$187
Gain/(loss) on sale or write-down of securities and other investments	103	(3,368)
	441	(3,181)
Loss on derivative transactions	-	(3,625)
Miscellaneous — net	42	322
	$483	$(6,484)

	Six Months Ended
	June 30,
	2013	2012
Investment income:
Interest and dividends	$383	$284
Loss on sale or write-down of securities and other investments	(200)	(2,350)
	183	(2,066)
Loss on derivative transactions	-	(1,004)
Miscellaneous — net	101	(2)
	$284	$(3,072)

Note 17 – Agreements with Executive Officers and Severance and Relocation Costs:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees have been terminated in Newcastle. During the three and six months ended June 30, 2012, the Company recognized $1,302 and $2,213, respectively, related to such termination costs. During the first quarter of 2013, claims asserted against the Company by former employees impacted by the relocation of the technical management operations were denied. Accordingly, remaining reserves, aggregating $422, were reversed.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards.

In April 2013, thirty-seven employees, including three senior executive officers of the Company were terminated as part of a reduction in force. The Company expects to record approximately $3,714 in severance related costs during 2013, of which $3,486 was recorded during the three and six months ended June 30, 2013.

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

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 3, “Chapter 11 Filing, Going Concern and Related Matters,” to the accompanying condensed consolidated financial statements for additional information.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Class Action Lawsuits and Derivative Actions

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”).  The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering.  The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses.  The plaintiffs assert claims under the Securities Act of 1933 (the “Securities Act”) against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The plaintiffs seek recovery of such losses from the defendants.  The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to certain motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company has not sought such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act.

SEC Investigation

On November 13, 2012, the Company received from the staff of the SEC a request for documents relating to the statements in the Company’s October 22, 2012 Form 8-K, to which the Company has responded. On January 29, 2013, the SEC issued a formal order of private investigation of the Company. The Company intends to continue to cooperate fully with the SEC’s investigation.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

Excise Tax Case

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company has denied the applicability of the penalties in question and is vigorously contesting the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year-ended December 31, 2011 and such amounts are included in other receivables in the accompanying condensed consolidated balance sheet. The Office of the Assistant Attorney General at the U.S. Department of Justice has conceded in favor of the Company's claims and subsequent to June 30, 2013, determined that the Company was entitled to a full refund of amounts previously remitted as described above. Such refund was received in early October 2013.

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
(DEBTOR-IN-POSSESSION)

Note 19 — Condensed Combined Financial Statements of Debtor Subsidiaries:

In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of June 30, 2013 and December 31, 2012 and for the three months and six months ended June 30, 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Total Combined Debtor Entities
Combined Balance Sheet information at	June 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$554,241	$471,726
Voyage receivables	144,942	178,635
Other receivables	33,629	38,153
Inventories, prepaid expenses and other current assets	41,469	55,602
Total Current Assets	774,281	744,116
Vessels and other property less accumulated depreciation	2,786,774	2,849,331
Deferred drydock expenditures, net	60,879	74,418
Total Vessels, Deferred Drydock and Other Property	2,847,653	2,923,749

Investments in Affiliated Companies	295,397	252,098
Intangible assets, less accumulated amortization	69,153	71,736
Goodwill	9,668	9,668
Investments in Subsidiaries	147,921	147,921
Pre and Post-petition intercompany loans receivable and accrued interest	56,424	76,611
Pre-petition intercompany receivables	2,233,404	2,233,404
Post-petition intercompany receivables	7,867	927
Other Assets	25,591	26,767
Total Assets	$6,467,359	$6,486,997

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$73,863	$84,477
Deferred income taxes	23,712	25,900
Income taxes payable, including reserve for uncertain tax positions of $326,121 and $326,121	330,232	329,922
Total Current Liabilities	427,807	440,299
Reserve for Uncertain Tax Positions	19,132	17,067
Deferred Gain on Sale and Leaseback of Vessels	-	3,839
Deferred Income Taxes	337,487	346,620
Other Liabilities	31,462	29,326
Post-petition intercompany payables	34,073	47,075
Liabilities Subject to Compromise, including pre-petition intercompany payables	4,986,207	4,811,562
Total Liabilities	5,836,168	5,695,788

Equity:
Total Equity	631,191	791,209
Total Liabilities and Equity	$6,467,359	$6,486,997

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Total Combined Debtor Entities
	For the Three	For the Six
	Months Ended	Months Ended
Combined Statement of Operations	June 30, 2013	June 30, 2013

Shipping Revenues:
Pool revenues	$48,248	$104,516
Time and bareboat charter revenues	91,616	175,417
Voyage charter revenues	88,246	195,795
	228,110	475,728
Operating Expenses:
Voyage expenses	41,943	93,929
Vessel expenses	64,849	131,363
Charter hire expenses	49,964	115,422
Depreciation and amortization	43,092	86,549
General and administrative	19,206	33,559
Severance and relocation	3,217	3,217
Gain on disposal of vessels	(1,228)	(1,201)
Total Operating Expenses	221,043	462,838
Income from Vessel Operations	7,067	12,890
Equity in Income of Affiliated Companies	10,573	20,863
Operating Income	17,640	33,753
Other Expense	(3,497)	(6,286)
Income before Interest Expense, Reorganization Items and Income Taxes	14,143	27,467
Interest Expense	(31)	(319)
Income before Reorganization Items and Income Taxes	14,112	27,148
Reorganization Items, net	37,503	222,124
Loss before Income Taxes	(23,391)	(194,976)
Income Tax Benefit	1,956	7,790
Net Loss	$(21,435)	$(187,186)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Total
Combined
Debtor
Combined Statement of Cash Flows for the six months ended June 30, 2013	Entities

Cash Flows from Operating Activities:
Net loss	$(187,186)
Items included in net loss not affecting cash flows:
Depreciation and amortization	86,549
Amortization of deferred gain on sale and leasebacks	42
Compensation relating to restricted stock and stock option grants	(1,291)
Deferred income tax benefit	(11,281)
Undistributed earnings of affiliated companies	(17,292)
Deferred payment obligations on charters-in	2,769
Reorganization items, non-cash	196,092
Gain on sublease contracts	(691)
Other – net	1,470
Items included in net loss related to investing and financing activities:
Loss on sale of securities and other investments – net	200
Gain on disposal of vessels – net	(1,201)
Payments for drydocking	(9,017)
Changes in operating assets and liabilities	42,764
Net cash provided by operating activities	101,927
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	238
Proceeds from the disposal of vessels	485
Expenditures for vessels	(14,077)
Expenditures for other property	(1,250)
Other – net	2,009
Net cash used in investing activities	(12,595)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)
Payments on debt, including adequate protection payments	(6,774)
Net cash used in financing activities	(6,816)
Net increase in cash and cash equivalents	82,516
Cash and cash equivalents at beginning of year	471,725
Cash and cash equivalents at end of period	$554,241

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements.  There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements, including the Company’s ability to emerge from the Chapter 11 Cases; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses, including losses related to environmental matters; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad, including any impact these conditions have on oil demand; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue, desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources, increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; trading risk associated with Forward Freight Agreements (“FFAs”); unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants.  The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

The Company’s operating fleet as of June 30, 2013, consisted of 89 vessels aggregating 8.6 million dwt and 864,800 cbm, including 23 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 89 vessels, two newbuilds are scheduled for delivery between July 2013 and 2014, bringing the total operating and newbuild fleet to 91 vessels. As of September 30, 2013, OSG’s operating fleet consisted of 90 vessels, 74% of which were owned, with the remaining vessels chartered-in.

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

Specifically, because OSG International, Inc. (”OIN”), a wholly-owned subsidiary of the Company incorporated in the Marshall Islands, was a co-obligor with OSG and OSG Bulk Ships, Inc. (“OBS”), a wholly-owned subsidiary of the Company incorporated in the U.S., on a joint and several basis for amounts drawn under the Credit Facilities, the Company determined that OIN could be deemed under Section 956 of the U.S. Internal Revenue Code (“Section 956”) to have made taxable distributions to OSG for each taxable year in which such joint and several liability existed. Under the relevant tax rules, the amount of any deemed distributions for any relevant taxable year that would be considered taxable income as a result of this issue generally (and subject to certain complex variables) would be determined by reference to the excess of: (i) the average of the quarter-end outstanding balances under the Credit Facilities for that year, over (ii) the average of the quarter-end balances for prior years, plus any other amounts that might have given rise to deemed distributions for prior years. In the case of OIN and OSG, this calculation could produce an aggregate amount of up to $1,317,500 of earnings deemed repatriated from OIN though the end of 2012 as a result of drawdowns under the Credit Facilities, although the final determination of the amount will depend upon several interrelated issues that have yet to be settled with the Internal Revenue Service (“IRS”). Furthermore, the Company determined that it had not properly accounted for the tax consequences of intercompany balances that have existed between domestic and international entities within the Company. The Company determined that, due to insufficient processes to identify and evaluate adequately the income tax accounting impact of Section 956 to certain intercompany balances, these intercompany balances could be deemed under Section 956 to have been taxable distributions to OSG in the years in which such balances existed. This resulted in the Company recording deemed dividend income aggregating $77,000 for taxable years 2012 and earlier. The Company’s financial statements for years prior to 2012 and for each of the quarters ended March 31, 2012 and June 30, 2012 did not properly take account of these issues, and therefore, these errors caused the financial statements to be misstated.

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

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000 or potentially higher, for all periods ending on or before December 31, 2012, not taking into account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes” to the accompanying condensed consolidated financial statements and Note 14, “Taxes,” of the 2012 Form 10-K, for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

In addition to giving rise to a tax liability, the potential deemed dividends from OIN in connection with the Credit Facilities (which effectively would treat OIN as having already repatriated significant earnings for U.S. tax purposes) have required the Company to reassess its intent and ability to permanently reinvest earnings from foreign shipping operations accumulated through December 31, 2012. As a result, the Company has concluded that, as of December 31, 2000, and at each subsequent year end through December 31, 2012, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings could be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities, as discussed above.

For purposes of its financial statements for the year ended December 31, 2012, the Company has recorded reserves relating to the tax effects of the cumulative potential deemed dividends (1) in connection with the Credit Facilities based on a deemed repatriation aggregating $1,194,150 of foreign earnings and (2) related to intercompany balances resulting in the inclusion of $77,000 of foreign earnings in taxable income. The potential deemed repatriation amount of $1,194,150 is derived from the aggregate amount of $1,317,500, discussed above, reduced to take account of certain defenses available to the Company that the Company believes are more- likely-than-not to be successful. The Company also has recorded a deferred tax liability of $103,388 as of December 31, 2012 for the tax effects of unremitted earnings of foreign subsidiaries, which reflects amounts that may be included in taxable income as deemed dividends for taxable year 2013 and future years. Additional information on the effect of the restatement on prior year income taxes is set forth in Note 11, “Taxes.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company is restating, and also restated in the 2012 Form 10-K, the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and the condensed consolidated statements of cash flows and changes in equity for the six months ended June 30, 2012 to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012, as more fully described in Note 2. Such error:

•	overstated the investments in affiliated companies by $30,007 and retained earnings by $1,808 and understated accumulated other comprehensive loss by $28,199 each as of June 30, 2012; and
•	understated net loss by $137 and $309 and understated other comprehensive loss by $6,572 and $10,683 for the three and six months ended June 30, 2012, respectively,

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements for the year ended December 31, 2012.

The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by these restatements. However, the Company identified and disclosed data for each of the twelve calendar years in the twelve year period ended December 31, 2011 and restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, in its 2012 Form 10-K. The Company has restated it previously issued statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and its statements of cash flow and changes in equity for the six months ended June 30, 2012 in this Quarterly Report on Form 10-Q as more fully described in Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements. Restated amounts have been identified with the wording “as restated.”

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The following is a discussion of the Company’s financial condition as at June 30, 2013 and results of operations for the three and six month periods ended June 30, 2013 and 2012. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes thereto.

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

Overview

Crude tanker spot rates for the second quarter of 2013 were significantly below 2012 rates for the same period. VLCC rates were less than 50% of the average rates earned last year. Crude tanker trades were affected by heavy refinery maintenance schedules in North America and Asia. The product carrier markets were more positive as new export oriented refining capacity came on stream, leading to increased product carrier demand. Product carrier spot rates improved meaningfully in the second quarter compared with the comparable period in the prior year.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The International Energy Agency (“IEA”) estimates that global oil demand increased by 1.1 million barrels per day (“b/d”) from 89.3 million b/d in the second quarter of 2012 to 90.4 million b/d in the second quarter of this year.  Non OECD areas, such as Other Asia, Middle East, Latin America and Africa, accounted for much of the growth. In OECD countries, North American demand remained flat, while demand in Europe and OECD Asia/Oceania decreased.  Chinese demand growth decreased to 0.4 million from 0.5 million b/d in the first quarter, when compared with the same periods in the prior year.

Global oil supply increased from 90.8 million b/d in the second quarter of 2012 to 91.3 million b/d in the second quarter of 2013.   OPEC oil production declined from 37.8 million b/d to 37.2 million b/d while total OECD production increased by 0.8 million b/d. U.S. production increased by 1.2 million b/d while the North Sea, Mexico and Latin America areas showed small declines.

U.S. crude imports in the quarter declined by 1.1 million b/d compared with the prior year period as local production replaced imports.  Chinese refinery throughput increased by 0.4 million b/d from the same period in the prior year due to relatively heavy refinery maintenance in April and May followed by strong growth in June as refineries came back online.  As a result, China’s crude imports also remained flat in the second quarter compared with the same period in the prior year, but are likely to increase again now that refineries are back on line. China continued its increased reliance on Middle Eastern oil, especially Iraq, at the expense of imports from North Africa and Asian countries. Product markets continued to perform better than crude trades.  The U.S. refined product exports continued at high levels.  Exports in the second quarter were slightly higher than exports for the same period in 2012 and about 8% higher than exports for the first quarter.

The world tanker fleet of vessels larger than 10,000 deadweight tons (“dwt”) increased by 4.1 million dwt, or 0.8%, in the second quarter of 2013 as all tanker segments except for Aframaxes added capacity.  During the last 12 months, the world tanker fleet capacity increased by 3.5%.  The tanker orderbook continued to decline overall during the quarter but increased for Aframaxes/LR2s, as 25 new vessels were ordered, the highest quarterly Aframax ordering since 2007.

Vessel prices were largely unchanged during the second quarter.  Prices for older VLCCs declined by one to three million dollars while prices for modern Aframaxes and Panamaxes improved by one to two million dollars.

Rates for Jones Act Product Carriers and large ATBs during the second quarter of 2013 averaged $88,500 per day and $56,000 per day, respectively, 53% and 54% higher than those in the second quarter of 2012, and 14% and 15% higher than first quarter 2013 rates. Rates during the first half of 2013 were approximately 52% above those in the comparable 2012 time period for both Product Carriers and ATBs.  The increase in rates in the second quarter of 2013 compared with the same quarter of 2012 reflects the benefit of increased oil production in the U.S. as marine transportation was used to alleviate distribution bottlenecks.  The Jones Act fleet of Product Carriers and large ATBs is currently fully employed. There were 60 large ocean-going vessels engaged exclusively in the coastwise trades during the second quarter of 2013 compared with 54 at the end of the second quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The total Jones Act fleet of Product Carriers and large ATBs increased to 60 vessels during the second quarter of 2013 with the addition of one ATB to the fleet. Since the beginning of 2013, there has been one newbuild product carrier and one newbuild ATB delivered to the fleet. At June 30, 2013, the Jones Act orderbook consisted of four product carriers and two ATBs in the 160,000 to 420,000 barrel size range scheduled for delivery between mid 2015 and late 2016. Subsequent to June 30, 2013, two additional newbuild orders were placed for a total of six product carriers with deliveries starting in 2015 and continuing through early 2017. These additions will be partially offset by the deletion of one vessel that is expected to be retired in the fourth quarter of 2013 in accordance with OPA 90 phase out regulations.

Delaware Bay lightering volumes averaged 196,000 b/d in the second quarter of 2013, a decline of 38,000 b/d, or 16%, compared with the second quarter of 2012.  The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports.

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

Results from Vessel Operations:

During the second quarter of 2013, results from vessel operations improved by $30,871 to income of $432 from a loss of $30,439 in the second quarter of 2012.  During the first six months of 2013, results from vessel operations improved by $55,734 to income of $1,653 from a loss of $54,081 in the first six months of 2012.  These increases reflect the impact of significant decreases in charter hire and vessel expenses and depreciation, partially offset by period-over-period reductions in TCE revenues and increases in general and administrative expense.

Decreases in charter hire and vessel expenses in the 2013 periods compared with the 2012 periods were principally the result of the Company’s rejection of leases and redelivery of 17 time and bareboat chartered-in International Flag vessels between late-December 2012 and mid-April 2013. Such rejections were executed as a part of the Company’s Chapter 11 restructuring process. In addition, the Company entered into new lease agreements at lower rates on eight other chartered-in vessels, including one redelivered by the Company in January 2013 that delivered back to the Company in May 2013 after completion of its scheduled dry-docking, which was for the account of the vessel’s owner. The lower depreciation expense in the 2013 periods was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $278,345 recorded by the Company on fifteen International Flag vessels in the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Partially offsetting these variances were decreases in TCE revenues of $23,835 quarter-over-quarter and $42,219 for the first six months of 2013 compared with the comparable 2012 period. These decreases were due to (i) significant decreases in revenue days reflecting the vessel redeliveries discussed above and (ii) a weakening of rates in the International Crude segment, particularly in the VLCC, Suezmax and Aframax fleets. These negative factors were partially offset by growth in TCE revenues in the U.S. Flag segment, as the supply-demand fundamentals in the U.S. Flag market continued to strengthen.

See Note 6, “Business and Segment Reporting”, to the condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes and reorganization items, as reported in the condensed consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Crude Tankers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TCE revenues	$47,828	$79,006	$100,598	$154,506
Vessel expenses	(21,457)	(23,635)	(43,858)	(47,826)
Charter hire expenses	(17,719)	(40,913)	(36,626)	(80,465)
Depreciation and amortization	(18,167)	(20,400)	(36,465)	(40,771)
Loss from vessel operations (a)	$(9,515)	$(5,942)	$(16,351)	$(14,556)
Average daily TCE rate	$13,008	$17,748	$13,610	$17,978
Average number of owned vessels (b)	28.0	28.0	28.0	28.0
Average number of vessels chartered-in under operating leases	13.7	23.0	13.8	21.0
Number of revenue days(c)	3,677	4,451	7,391	8,594
Number of ship-operating days:(d)
Owned vessels	2,548	2,548	5,068	5,088
Vessels bareboat chartered-in under operating leases	91	364	245	728
Vessels time chartered-in under operating leases	893	1,246	1,918	2,492
Vessels spot chartered-in under operating leases	261	486	332	602

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, gain/(loss) on disposal of vessels and vessel impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2013 and 2012, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended June 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$13,424	$-	$27,451	$-
Revenue days	906	-	1,091	-
Suezmaxes:
Average rate	$13,490	$-	$19,375	$18,648
Revenue days	250	-	518	52
Aframaxes:
Average rate	$12,765	$-	$14,617	$14,884
Revenue days	1,705	0	1,972	39
Panamaxes:
Average rate	$18,732	$10,993	$17,199	$13,619
Revenue days	453	363	384	304

Six Months Ended June 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$18,321	$-	$25,701	$-
Revenue days	1,792	-	2,297	-
Suezmaxes:
Average rate	$10,624	$18,410	$22,291	$18,643
Revenue days	655	14	1,000	87
Aframaxes:
Average rate	$12,880	$14,584	$15,056	$15,031
Revenue days	3,218	13	3,323	212
Panamaxes:
Average rate	$18,316	$11,121	$15,993	$13,647
Revenue days	886	722	825	668

*
Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years, and VLCCs aged 15 years and older. The average rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age. The average TCE rates earned by Company's VLCCs on an overall basis during the three and six months ended June 30, 2013 and June 30, 2012 were $12,926 and $17,503, and $26,731 and $25,460, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2013, TCE revenues for the International Crude Tankers segment decreased by $31,178, or 39%, to $47,828 from $79,006 in the second quarter of 2012.  This decrease in TCE revenues reflects lower average blended rates for the VLCC, Suezmax and Aframax sectors.  A 775 day decrease in revenue days also contributed significantly to the decrease in TCE revenues.  The decrease in revenue days reflects fewer chartered-in days in the VLCC and Suezmax fleets of 209 and 320, respectively.  The reduction in the Suezmax fleet includes two vessels that were returned to their owners prior to the expiration of their respective charters, one in December 2012 and a second in January 2013.  The return of these chartered-in vessels had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market.  Several chartered-in Aframaxes with high charter rates were also replaced at rates that were more in-line with current market conditions.  The vessels that were returned to their owners prior to the expiration of their charters were done as part of the Company’s Chapter 11 restructuring process. The Company placed its ULCC into lay-up during April 2013.

Vessel expenses decreased by $2,178 to $21,457 in the second quarter of 2013 from $23,635 in the second quarter of 2012. The change in vessel expense is primarily due to a 273 day decrease in bareboat chartered-in days during the quarter, which reflects the return of Suezmax and Aframax bareboat chartered-in vessels to their owners. In addition, one vessel that was time chartered-out during a portion of the second quarter of 2012 was bareboat chartered-out during the second quarter of 2013.  Average daily expenses decreased marginally in the second quarter of 2013 compared to the second quarter of 2012.  Charter hire expenses decreased by $23,194 to $17,719 in the second quarter of 2013 from $40,913 in the second quarter of 2012, primarily resulting from a decrease of 852 chartered-in days in the current period.  The Company also renegotiated the rate on one of its chartered-in Aframaxes during the first quarter of 2013, which resulted in a lower rate and further contributed to the decrease in charter hire expense.  Depreciation expense decreased by $2,233 to $18,167 in the current quarter from $20,400 in the second quarter of 2012, reflecting the impact of reductions in vessel bases that resulted from impairment charges on five vessels in the segment recorded in the fourth quarter of 2012.

During the first six months of 2013, TCE revenues for the International Crude Tankers segment decreased by $53,908, or 35%, to $100,598 from $154,506 in the first six months of 2012 as a result of lower average blended rates for the VLCC, Suezmax and Aframax sectors, lower volumes in the OSG Lightering business, and a decreased fleet size resulting from the vessel redeliveries discussed above.

Vessel expenses decreased by $3,968 to $43,858 in the first six months of 2013 from $47,826 in the first six months of 2012. The decrease in vessel expenses was driven by a 483 day decrease in bareboat chartered-in days in the current year period associated with the redeliveries discussed above. Charter hire expenses decreased by $43,839 to $36,626 in the first six months of 2013 from $80,465 in the first six months of 2012, primarily resulting from a decrease of 1,327 chartered-in days in the current period. Depreciation expense decreased by $4,306 to $36,465 in the first six months of 2013 from $40,771 in the first six months of 2012, as a result of the impact of reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TCE revenues	$33,701	$40,905	$79,589	$87,612
Vessel expenses	(10,060)	(15,269)	(21,092)	(31,548)
Charter hire expenses	(8,666)	(31,010)	(31,833)	(61,938)
Depreciation and amortization	(7,320)	(10,765)	(14,311)	(21,561)
Income/(loss) from vessel operations	$7,655	$(16,139)	$12,353	$(27,435)
Average daily TCE rate	$14,522	$11,040	$14,758	$11,837
Average number of owned vessels	17.0	18.0	17.0	18.0
Average number of vessels chartered-in under operating leases	8.6	22.8	12.8	22.9
Number of revenue days	2,320	3,705	5,393	7,401
Number of ship-operating days:
Owned vessels	1,547	1,638	3,077	3,273
Vessels bareboat chartered-in under operating leases	234	728	548	1,456
Vessels time chartered-in under operating leases	547	1,351	1,776	2,703

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2013 and 2012, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three Months Ended June 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$19,476	$12,377	$16,010	$12,314
Revenue days	182	182	404	142
Handysize Product Carriers:
Average rate	$14,860	$14,375	$10,018	$14,976
Revenue days	1,780	176	2,864	295

Six Months Ended June 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$17,690	$12,284	$13,229	$13,054
Revenue days	456	362	829	263
Handysize Product Carriers:
Average rate	$15,024	$14,198	$11,414	$15,043
Revenue days	4,230	346	5,743	568

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2013, TCE revenues for the International Product Carriers segment decreased by $7,204, or 18%, to $33,701 from $40,905 in the second quarter of 2012. This decrease in TCE revenues resulted primarily from a 1,385 day reduction in revenue days driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and thirteen Handysize Product Carriers to their owners between late-December 2012 and mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced daily rate. These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process. Partially offsetting this decrease were period-over-period increases in average daily blended rates earned by both the Handysize and Panamax Product Carrier fleets.

Vessel expenses decreased by $5,209 to $10,060 in the second quarter of 2013 from $15,269 in the second quarter of 2012. The decrease in vessel expenses was primarily a result of a 585 day decrease in bareboat chartered-in and owned days, which resulted principally from the charter rejections discussed above. Average daily vessel expenses also decreased by $776 per day, which related to decreases in repair costs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $22,344 to $8,666 in the second quarter of 2013 from $31,010 in the second quarter of 2012 principally due to the chartered-in redeliveries discussed above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on six additional Handysize Product Carriers and entry into new agreements at lower rates commencing in March 2013. Depreciation and amortization decreased by $3,445 to $7,320 in the second quarter of 2013 from $10,765 in the second quarter of 2012 principally due to reductions in vessel bases that resulted from impairment charges on ten vessels in the segment recorded in the fourth quarter of 2012.

During the first six months of 2013, TCE revenues for the International Product Carriers segment decreased by $8,023, or 9%, to $79,589 from $87,612 in the first six months of 2012. This decrease in TCE revenues resulted primarily from a period-over-period decrease of 2,008 revenue days, partially offset by an increase in average daily blended rates earned by both the Handysize and Panamax Product Carriers. The decrease in revenue days was driven by the charter rejections discussed above.

Vessel expenses decreased by $10,456 to $21,092 in the first six months of 2013 from $31,548 in the first six months of 2012. This change principally reflects a decrease of 1,104 bareboat chartered-in and owned days. Average daily vessel expenses also decreased by $811 per day, primarily as a result of decreases in repair costs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $30,105 to $31,833 in the first six months of 2013 from $61,938 in the first six months of 2012 due to the rejected leases referred to above. Depreciation and amortization decreased by $7,250 to $14,311 in the first six months of 2013 from $21,561 in the first six months of 2012, as a result of the impact of reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other International

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TCE revenues	$942	$3,059	$2,006	$6,199
Vessel expenses	(27)	(539)	(16)	(1,043)
Charter hire expenses	(1,027)	(1,652)	(2,107)	(3,303)
Depreciation and amortization	(800)	(1,592)	(1,654)	(3,081)
Loss from vessel operations	$(912)	$(724)	$(1,771)	$(1,228)
Average daily TCE rate	$11,009	$16,813	$11,426	$17,033
Average number of owned vessels	-	1.0	-	1.0
Average number of vessels chartered in under operating leases	0.9	1.0	1.0	1.0
Number of revenue days	86	182	176	364
Number of ship-operating days:
Owned vessels	-	91	-	182
Vessels time chartered-in under operating leases	86	91	176	182

During the first six months of 2013, the Company operated one Other International Flag vessel, a Chemical Carrier.  On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which was delivered to its buyers in early October 2012.  The Chemical Carrier has been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Carrier commenced a one year time charter-out in August 2012.  In the fourth quarter of 2012, the terms of the charter-in were renegotiated, reducing the charter-in rate effective January 1, 2013 and bringing forward the charter expiration to September 2013.

U.S. Flag

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TCE revenues	$103,695	$87,031	$199,618	$175,712
Vessel expenses	(32,767)	(29,477)	(65,712)	(59,200)
Charter hire expenses	(22,552)	(23,489)	(44,858)	(47,128)
Depreciation and amortization	(16,585)	(17,594)	(33,713)	(34,200)
Income from vessel operations	$31,791	$16,471	$55,335	$35,184
Average daily TCE rate	$46,368	$41,133	$45,311	$41,382
Average number of owned vessels	15.0	14.0	15.0	14.0
Average number of vessels chartered in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,236	2,116	4,406	4,246
Number of ship-operating days:
Owned vessels	1,365	1,274	2,715	2,548
Vessels bareboat chartered-in under operating leases	910	910	1,810	1,820

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2013 and 2012, between spot and fixed earnings and the related revenue days.

Three Months Ended June 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$55,839	$-	$51,629
Revenue days	-	1,081	-	1,061
Non-Jones Act Handysize Product Carriers:
Average rate	$28,509	$-	$19,230	$-
Revenue days	245	-	170	-
ATBs:
Average rate	$35,526	$32,179	$27,750	$25,683
Revenue days	91	637	568	44
Lightering:
Average rate	$69,198	$-	$44,957	$-
Revenue days	182	-	273	-

Six Months Ended June 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$55,359	$48,426	$51,694
Revenue days	-	2,145	34	2,091
Non-Jones Act Handysize Product Carriers:
Average rate	$24,972	$-	$24,269	$-
Revenue days	513	-	348	-
ATBs:
Average rate	$31,825	$31,426	$27,342	$25,683
Revenue days	263	1,115	1,202	44
Lightering:
Average rate	$66,629	$-	$44,664	$-
Revenue days	371	-	526	-

On July 30, 2012, the Company entered into agreements with American Shipping Company ASA and its affiliates to extend or reduce, as applicable, the fixed term of the bareboat charter-in agreements on 10 U.S. Flag Product Tankers to December 11, 2019.

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term lightering contract; (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original lightering contract; and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized in Voyage Revenues during the quarter ended September 30, 2012 related to this termination, settlement and replacement agreement. The new replacement agreement runs through April 2020.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2013, TCE revenues for the U.S. segment increased by $16,664, or 19%, to $103,695 from $87,031 in the second quarter of 2012.  This increase reflects the continued improvement of the fundamentals in the U.S. Flag market, including the replacement of  time charters on the Handysize Product Carriers that have expired since the second quarter of 2012 with time charters at or above expiring rates, and the Company’s ATBs, which operated principally in the spot market during the second quarter of 2012, were primarily employed on time charters at attractive rates during the second quarter of 2013.

U.S. Flag vessel expenses increased by $3,290 to $32,767 in the second quarter of 2013 from $29,477 in the second quarter of 2012, primarily due to an increase in average daily vessel expenses of $906 per day, which resulted from higher crew and repair costs as well as the timing of the delivery of stores and spares. Charter hire expenses decreased by $937 to $22,552 in the second quarter of 2013 from $23,489 in the second quarter of 2012, reflecting lower current period amortization of capitalized leasehold improvements on the Company’s bareboat chartered-in Jones Act Product Carriers as a result of the amendments to the charter-in periods discussed above.

During the first six months of 2013, TCE revenues for the U.S. segment increased by $23,906, or 14%, to $199,618 from $175,712 in the first six months of 2012. The increase was attributable to the strong rate environment in the U.S. Flag market noted above.

Vessel expenses increased by $6,512 to $65,712 in the first six months of 2013 from $59,200 in the first six months of 2012, principally due to an increase in average daily vessel expenses of $969 per day, reflecting higher crew and repair costs as well as the timing of the delivery of stores and spares. Charter hire expenses decreased by $2,270 to $44,858 in the first six months of 2013 from $47,128 in the first six months of 2012, reflecting the lower current period amortization of capitalized leasehold improvements referred to above.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency.  Each of the vessel owning companies receives an annual subsidy, which was $3.1 million in 2012 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag.  The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025.  The Company is scheduled to receive $3.1 million per year for each vessel from 2013 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025.  However, it is expected that our ships in the Program will only get about 80% of their normal monthly stipend in August 2013 and none in September 2013 because of the effect of sequestration on the U.S. federal budget.  We cannot predict when or to what extent these payments will resume, it at all.

General and Administrative Expenses

During the second quarter of 2013, general and administrative expenses increased by $3,241 to $26,329 from $23,088 in the second quarter of 2012 principally due to the following:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	an increase in compensation and benefits for shore-based staff of approximately $1,472 principally attributable to reductions in management fees paid by the commercial pools for which the Company is the commercial manager and certain bankruptcy related incentive programs approved by the Bankruptcy Court in late-March 2013;
•	higher audit related fees, and legal and consulting expenses not included in reorganization items in the accompanying financial statements aggregating $2,129; and
•	higher Directors and Officers liability insurance costs of $375.

For the six months ended June 30, 2013, general administrative expenses increased by $1,831 to $46,055 from $44,224 for the same period in 2012 principally due to the following:

•	an increase in compensation and benefits for shore-based staff of approximately $955 principally attributable to reductions in management fees paid by the commercial pools for which the Company is the commercial manager and certain bankruptcy related incentive programs approved by the Bankruptcy Court in late-March 2013;
•	higher audit related fees, and legal and consulting expenses not included in reorganization items in the accompanying financial statements aggregating $593;
•	higher Directors and Officers liability insurance costs of $900; and
•	unfavorable changes in foreign currency exchange rates of $266.

Equity in Income of Affiliated Companies:

During the second quarter of 2013, equity in income of affiliated companies increased by $5,172 to $10,573 from $5,401 in the second quarter of 2012. During the first six months of 2013, equity in income of affiliated companies increased by $8,554 to $20,863 from $12,309 in the six months ended June 30, 2012. These period over period changes were principally attributable to the increase in charter hire revenue earned on the FSO Africa due to the commencement of a new service contract with MOQ on October 1, 2012 and lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such mark-to-market gains or losses recognized in equity in income from affiliated companies for the three months ended June 30, 2013 and 2012 was a gain of $707 and a loss of $1,131, respectively, and for the six months ended June 30, 2013 and 2012 was a gain of $740 and a loss of $1,400, respectively.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2013 and 2012.

Three Months Ended June 30,

	2013		2012
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	182	49.9%	173	49.9%
FSOs operating on long-term charter	91	50.0%	91	50.0%
	273		264

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Six Months Ended June 30,

	2013		2012
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	362	49.9%	355	49.9%
FSOs operating on long-term charter	181	50.0%	182	50.0%
	543		537

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest before impact of swaps and capitalized interest	$31	$20,646	$319	$41,714
Impact of swaps	-	1,680	-	3,926
Capitalized interest	-	(242)	-	(546)
Interest expense	$31	$22,084	$319	$45,094

Interest expense was $31 in the second quarter of 2013 compared with $22,084 in the second quarter of 2012, primarily as a result of the commencement of the Chapter 11 Cases. Because interest on the Company’s secured and unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on such debt. For the three months ended June 30, 2013, interest expense of $17,318, including $859 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

Interest expense was $319 in the first six months of 2013 compared with $45,094 in the first six months of 2012, primarily as a result of the commencement of the Chapter 11 Cases. For the six months ended June 30, 2013, interest expense of $34,537, including $1,718 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

Income Taxes:

The income tax benefits for the three and six months ended June 30, 2013 and 2012 were based on the pre-tax results of the Company’s U.S. subsidiaries operations and certain implications of the co-obligor borrowings and intercompany balances. Beginning in the first quarter of 2013, a vessel that was previously part of the U.S. tonnage tax regime no longer qualified for the tax exclusion as part of the tonnage tax regime. As a result of this change in its tax status, deferred tax assets of $5,261 were recognized as part of the income tax benefit for the six months ended June 30, 2013.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(As Restated)		(As Restated)
Net loss	$(24,147)	$(52,695)	$(191,909)	$(89,555)
Income tax benefit	(1,899)	(911)	(7,734)	(383)
Interest expense	31	22,084	319	45,094
Depreciation and amortization	42,872	50,351	86,143	99,613
EBITDA	$16,857	$18,829	$(113,181)	$54,769

Liquidity and Sources of Capital:

Working capital at June 30, 2013 was approximately $353,000 compared with $316,000 at December 31, 2012. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, receivables and short-term investments. Approximately 25% of cash on hand at June 30, 2013 is held by the Company’s foreign subsidiaries. The positive working capital position at June 30, 2013 and December 31, 2012 reflects the accounting principles applicable to companies operating under bankruptcy protection.

Net cash provided by operating activities in the first six months of 2013 was $99,044 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2013) compared with $19,596 provided by operating activities in the first six months of 2012.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $326,121 for uncertain tax positions that we believe are likely to be settled during 2013. Additionally, we have a noncurrent reserve of approximately $19,132 for other uncertain tax positions and we are uncertain if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

Impact of the Chapter 11 Cases on Liquidity

Prior to the commencement of the Chapter 11 Cases, our principal sources of funds had been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any dividends since the third quarter of 2011 and currently do not plan to resume the payment of dividends. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. The Company does not intend to pay dividends during the Chapter 11 proceedings and cannot provide assurance that it will pay dividends after such proceedings conclude, that there will be any recoveries available for the Company’s equity security holders, or that the equity securities of the Company will continue to trade actively in over-the-counter markets.

Our historical practice had been to acquire vessels or newbuilding contracts using a combination of working capital, cash generated from operating activities, bank debt secured by mortgages on our vessels and existing long-term unsecured credit facilities.

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 3, “Chapter 11 Filing, Going Concern and Other Related Matters”, to the accompanying condensed consolidated financial statements for additional information with respect to the Company’s ability to continue as a going concern.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of June 30, 2013, we had approximately $586.8 million of cash and cash equivalents on hand compared with $507.3 million as of December 31, 2012. The increase from December 31, 2012 to June 30, 2013 primarily reflects net cash provided by operating activities of $99,044 for the six months ended June 30, 2013 compared with net cash used in operating activities for the three months ended December 31, 2012, as payments to critical suppliers accelerated during the fourth quarter of 2012 due to the temporary withdrawal of credit by vendors due to their concerns with respect to the Bankruptcy process.

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

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it is in bankruptcy as of June 30, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded as of June 30, 2013 for the remaining undistributed, previously untaxed earnings.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Debt Facilities

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of June 30, 2013. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, in accordance with ASC 852.  Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

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

For the six months ended June 30, 2013, interest expense of $6,941, including $710 relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

For the six months ended June 30, 2013, interest expense of $21,293, including $734 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

Secured Loan Facilities

On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of June 30, 2013, 15 vessels representing approximately 29% of the net book value of the Company’s vessels are pledged as collateral under term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under the two secured term loans as the loan-to-value ratio approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OIN, a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of the cash collateral for the ongoing operation and maintenance of the vessels securing the term loan agreements. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders certain legal costs, (iv) to pay the secured lenders current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements. Adequate Protection Interest Payments disbursed during the six months ended June 30, 2013 amounted to $6,774 and such amounts were classified as reductions in outstanding principal.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. For the six months ended June 30, 2013, interest expense of $6,303, including $274 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

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

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of June 30, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

As of June 30, 2013, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $988,835 of which $767,266 was nonrecourse to the Company.

MOQ awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $221,569 was outstanding under this facility as of June 30, 2013, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013, the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to payment in seven quarterly installments of $6,250, with the first installment due November 30, 2013, and a final payment of $1,250 due on August 31, 2015, and increase the margin on such debt by 50 basis points.  In connection with the secured bank financing, the partners severally issued 50% guarantees. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $328,552 as of June 30, 2013, pursuant to which it pays fixed rates of approximately 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

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

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QGII”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $744,034 as of June 30, 2013, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

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

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2013 follows:

	Balance of					Beyond
	2013	2014	2015	2016	2017	2017	Total
Unrecognized tax benefits, including interest(1)	$326,121	$-	$-	$-	$-	$-	$326,121
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations(3)
Bareboat Charter-ins	45,299	93,422	97,816	99,038	98,219	204,519	638,313
Time Charter-ins	24,105	26,673	21,916	921	-	-	73,615
Construction contracts(4)	21,544	10,089	-	-	-	-	31,633
Total	$417,069	$130,184	$119,732	$99,959	$98,219	$204,519	$1,069,682

(1)
The unrecognized tax benefits, including interest, relate to issues currently under examination by taxing authorities, or which it is reasonable to believe that settlement will occur during 2013. In addition to the obligations in the table above, approximately $19,132 of unrecognized tax benefits have also been recorded as liabilities and we are uncertain about if or when such amounts may be settled.

(2)
As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company's secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.

(3)
As of June 30, 2013, the Company had charter-in commitments for 23 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Risk Management:

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent, to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. As such, the outstanding obligations under said agreements, including accrued interest, were reclassified to Liabilities Subject to Compromise on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ending June 30, 2013 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Remediation of Previously Identified Material Weakness

During the three months ended June 30, 2013, we continued efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, as identified by management in conjunction with the preparation of our 2012 Form 10-K. These efforts have included revisions to our procedures to provide reasonable assurance that interest rate swap valuation methods applied by the Company properly account for credit enhancements when assessing the Company’s credit risk. We have implemented controls intended to remediate this material weakness in interest rate swap valuation methods, and while the controls have not been in place and operating for a sufficient period to validate full remediation, we expect that it will be remediated in 2013, although there can be no assurances.

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

See Exhibit Index on page 87.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: October 7, 2013	/s/ Robert Johnston
Robert Johnston
Chief Executive Officer and President

Date: October 7, 2013	/s/ Ian T. Blackley
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