Form 10-Q
period 2013-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2013-11-12
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Common Shares outstanding as of November 6, 2013– 30,715,420

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$570,632	$507,342
Voyage receivables, including unbilled of $101,096 and $131,333	129,479	179,259
Other receivables	22,985	28,900
Inventories, prepaid expenses and other current assets	43,728	55,926
Total Current Assets	766,824	771,427
Vessels and other property, including construction in progress of
$46,863 and $95,283, less accumulated depreciation of $1,080,837
and $994,306	2,753,758	2,837,288
Deferred drydock expenditures, net	60,636	74,418
Total Vessels, Deferred Drydock and Other Property	2,814,394	2,911,706

Investments in Affiliated Companies	307,994	252,398
Intangible Assets, less accumulated amortization of $35,244 and $31,356	68,088	71,975
Goodwill	9,589	9,589
Other Assets	27,835	26,440
Total Assets	$3,994,724	$4,043,535

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$104,811	$99,273
Deferred income taxes	12,823	25,900
Income taxes payable, including reserve for uncertain tax positions
of $286,403 and $326,121	288,105	329,799
Total Current Liabilities	405,739	454,972
Reserve for Uncertain Tax Positions	21,520	17,067
Deferred Gain on Sale and Leaseback of Vessels	-	3,839
Deferred Income Taxes	332,031	343,162
Other Liabilities	38,848	37,712
Liabilities Subject to Compromise	2,823,332	2,652,537
Total Liabilities	3,621,470	3,509,289

Equity:
Total Equity	373,254	534,246
Total Liabilities and Equity	$3,994,724	$4,043,535

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Shipping Revenues:
Pool revenues, including $24,094, $16,950, $70,249
and $56,502 received from companies accounted
for by the equity method	$34,985	$48,254	$139,492	$190,638
Time and bareboat charter revenues	95,355	79,304	270,772	217,146
Voyage charter revenues	137,002	156,647	332,630	460,153
Sunoco termination fee	-	13,300	-	13,300
	267,342	297,505	742,894	881,237
Operating Expenses:
Voyage expenses	79,708	70,099	173,449	229,801
Vessel expenses	65,559	72,386	196,237	212,003
Charter hire expenses	46,682	95,302	162,106	288,137
Depreciation and amortization	44,168	50,819	130,311	150,432
General and administrative	23,117	22,015	69,172	66,239
Severance and relocation costs	277	480	3,341	2,693
Loss/(gain) on disposal of vessels	63	332	(1,143)	(59)
Total Operating Expenses	259,574	311,433	733,473	949,246
Income/(loss) from Vessel Operations	7,768	(13,928)	9,421	(68,009)
Equity in Income of Affiliated Companies	9,667	9,869	30,530	22,178
Operating Income/(loss)	17,435	(4,059)	39,951	(45,831)
Other Income/(expense)	180	1,692	464	(1,380)
Income/(Loss) before Interest Expense,
Reorganization Items and Income Taxes	17,615	(2,367)	40,415	(47,211)
Interest Expense	(3)	(23,314)	(322)	(68,408)
Income/(Loss) before Reorganization Items
and Income Taxes	17,612	(25,681)	40,093	(115,619)
Reorganization Items, net	(14,705)	-	(236,829)	-
Income/(Loss) before Income Taxes	2,907	(25,681)	(196,736)	(115,619)
Income Tax (Provision)/Benefit	(1,947)	(105)	5,787	278
Net Income/(Loss)	$960	$(25,786)	$(190,949)	$(115,341)

Weighted Average Number of Common Shares Outstanding:
Basic	30,493,981	30,375,661	30,479,054	30,324,588
Diluted	30,493,981	30,375,661	30,479,054	30,324,588
Per Share Amounts:
Basic net income/(loss)	$0.03	$(0.85)	$(6.26)	$(3.80)
Diluted net income/(loss)	$0.03	$(0.85)	$(6.26)	$(3.80)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income/(Loss)	$960	$(25,786)	$(190,949)	$(115,341)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on
available-for-sale securities	-	730	(49)	(34)
Net change in unrealized losses on cash flow hedges	2,378	345	30,651	(1,495)
Defined benefit pension and other postretirement
benefit plans:
Net change in unrecognized prior service costs	22	(16)	2	(28)
Net change in unrecognized actuarial losses	(468)	(220)	(34)	(385)
Other Comprehensive (Loss)/Income	1,932	839	30,570	(1,942)
Comprehensive Income/(Loss)	$2,892	$(24,947)	$(160,379)	$(117,283)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:

Net loss	$(190,949)	$(115,341)
Items included in net loss not affecting cash flows:
Depreciation and amortization	130,311	150,432
Amortization of deferred gain on sale and leasebacks	42	(5,249)
Amortization of debt discount and other deferred financing costs	-	2,787
Compensation relating to restricted stock and stock option grants	(571)	6,067
Deferred income tax benefit	(24,093)	(20,983)
Unrealized losses on forward freight agreements and bunker swaps	-	(242)
Undistributed earnings of affiliated companies	(26,960)	(13,010)
Deferred payment obligations on charters-in	4,177	4,192
Reorganization items, non-cash	198,521	-
(Gain)/loss on sublease contracts	(896)	4,585
Other – net	1,688	5,986
Items included in net loss related to investing and financing activities:
Loss on sale or write-down of securities and investments – net	198	3,163
Gain on disposal of vessels – net	(1,143)	(59)
Payments for drydocking	(17,110)	(32,984)
Changes in other operating assets and liabilities:
Decrease in Sunoco deferred revenue	-	(27,104)
Other changes in other operating assets and liabilities	29,211	75,018
Net cash provided by operating activities	102,426	37,258
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	344	12,749
Expenditures for vessels	(27,769)	(43,391)
Proceeds from disposal of vessels	485	-
Expenditures for other property	(1,754)	(2,543)
Other – net	1,786	133
Net cash used in investing activities	(26,908)	(33,052)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)	(291)
Issuance of debt, net of issuance costs and deferred financing costs	-	572,000
Payments on debt, including adequate protection payments	(12,186)	(63,990)
Issuance of common stock upon exercise of stock options	-	78
Net cash (used in)/provided by financing activities	(12,228)	507,797
Net increase in cash and cash equivalents	63,290	512,003
Cash and cash equivalents at beginning of year	507,342	54,877
Cash and cash equivalents at end of period	$570,632	$566,880

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2013	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246
Net Loss			(190,949)				(190,949)
Other Comprehensive Income						30,570	30,570
Forfeitures of Restricted Stock Awards				135,560	-		-
Compensation Related to Options Granted		(286)					(286)
Amortization of Restricted Stock Awards		(285)					(285)
Purchases of Treasury Stock				40,370	(42)		(42)
Balance at September 30, 2013	$44,291	$413,840	$833,531	13,572,250	$(835,197)	$(83,211)	$373,254

Balance at January 1, 2012 (As Reported)	$44,291	$413,016	$2,040,031	13,826,882	$(840,302)	$(101,791)	$1,555,245
Adjustments***			(535,437)			(17,516)	(552,953)
Balance at January 1, 2012 (As Restated)	44,291	413,016	1,504,594	13,826,882	(840,302)	(119,307)	1,002,292
Net Loss			(115,341)				(115,341)
Other Comprehensive Loss						(1,942)	(1,942)
Issuance of Restricted Stock Awards		(5,148)		(459,388)	5,364		216
Compensation Related to Options Granted		1,345					1,345
Amortization of Restricted Stock Awards		4,722					4,722
Options Exercised and Employee Stock Purchase Plan		(60)		(11,041)	138		78
Purchases of Treasury Stock				27,736	(291)		(291)
Balance at September 30, 2012	$44,291	$413,875	$1,389,253	13,384,189	$(835,091)	$(121,249)	$891,079

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of September 30, 2013.
**	Amounts are net of tax.
***	See Note 2, “Company Inquiry and Restatement,” to the accompanying condensed consolidated financial statements for details

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Dollar amounts, except per share amounts are in thousands.

Pool revenue and voyage expense presentation—For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula.  Such TCE revenues are reported as pool revenues in the accompanying condensed consolidated statement of operations. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools is sufficiently significant so as to determine that OSG has effective control of the pool.  Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participates. Such pool is not a legal entity but operates under a contractual arrangement. Therefore, effective July 1, 2013, the Company’s condensed consolidated statement of operations reports its allocated TCE revenues for such pool on a gross basis as voyage charter revenues and voyage expenses.

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

Note 2 —Company Inquiry and Restatement

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
(DEBTOR-IN-POSSESSION)

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

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000, or potentially higher, for all periods ending on or before December 31, 2012, not taking into account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes,” of this Quarterly Report on Form 10-Q and Note 14, “Taxes,” of the 2012 Form 10-K, for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company also restated in the 2012 Form 10-K the consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 and for the three months ended March 31, 2012 and the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2012, to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012.

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements as of September 30, 2013 and December 31, 2012.

The following table presents the effects of the correction of the errors described above that have been made to the Company’s previously reported retained earnings and accumulated other comprehensive loss as of January 1, 2012.

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

Effective on November 14, 2012, the Company began to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise on the Company’s accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items is disclosed separately in the consolidated statements of cash flow.

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

The Debtors have been paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain prepetition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as Liabilities Subject to Compromise on the Company’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Liabilities Subject to Compromise consist of the following:

	September 30,	December 31,
As of	2013	2012

Pre-petition accounts payable and other accrued liabilities	$3,428	$2,717
Secured long-term debt and accrued interest	565,770	577,957
Unsecured senior notes	500,780	500,780
Unsecured revolving credit facility	1,488,579	1,488,579
Accrued interest and fees on unsecured revolving credit facility and senior notes	10,878	10,878
Derivative liabilities	3,566	3,566
Accrued liabilities relating to rejected executory contracts	213,447	30,539
Pension and other postretirement benefit plan liabilities	36,884	37,521
	$2,823,332	$2,652,537

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Trustee fees	$928	$2,480
Professional fees	14,605	46,981
Provision for estimated claims on rejected executory Contracts	(820)	179,685
Expenses incurred on rejected executory contracts	(8)	7,683
	$14,705	$236,829

The current quarter credit for estimated claims on rejected executory contracts is related to the revision of management’s estimates of provisions needed for certain rejected executory contracts based on new information available prior to the filing of this Form 10-Q.  The Company incurred fees totaling $3,537 and $11,301 during the three and nine months ended September 30, 2013, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by the Company’s Chief Reorganization Officer. Such related party expenses are included in professional fees in the table above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Cash paid for reorganization items was $12,276 and $38,308 for the three and nine months ended September 30, 2013.

Other Related Matters

Refer to Note 18, “Contingencies,” for a description of the SEC investigation against the Company and securities class action lawsuits against certain of the Company’s current and former officers and directors.

Refer to Note 14 “Leases,” for a discussion regarding rejected leases.

Note 4 — Earnings per Common Share:

Basic earnings per share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method. At September 30, 2013 and 2012, there were 224,141 and 506,176 such participating securities outstanding. The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	September 30,
	2013	2012
Net income/(loss)	$960	$(25,786)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,493,981	30,375,661

	Nine Months Ended
	September 30,
	2013	2012
Net loss	$(190,949)	$(115,341)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,479,054	30,324,588

There were no dilutive equity awards outstanding for the three and nine months ended September 30, 2013 and 2012. Awards of 890,396 and 2,377,453 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and 1,109,469 and 2,387,682 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 5 — Debt:

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the consolidated balance sheets at September 30, 2013 and December 31, 2012, in accordance with ASC 852. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

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

For the three and nine months ended September 30, 2013, interest expense of $3,568 and $10,930, including $0 and $236 relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

For the three and nine months ended September 30, 2013, interest expense of $10,590 and $31,770, including $367 and $1,101 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

Secured Loan Facilities

As of September 30, 2013, 15 vessels representing approximately 29% of the net book value of the Company’s vessels are pledged as collateral under certain term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under these facilities as the minimum required loan-to-value ratios are 110% for term loans maturing in 2020 and 125% for term loans maturing in 2023 and the loan-to-value ratios approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OSG International, Inc. (“OIN”), a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements. Adequate Protection Interest Payments disbursed during the three and nine months ended September 30, 2013 amounted to $5,412 and $12,186 respectively, and such amounts were classified as reductions in outstanding principal.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. For the three and nine months ended September 30, 2013, interest expense of $3,110 and $9,413, including $137 and $411 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of September 30, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Interest paid, excluding interest capitalized, for the three and nine months ended September 30, 2012 amounted to $21,354 and $62,346.

Note 6 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment reporting purposes is defined as income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

The management of the Handysize Product Carriers that were reflagged under the U.S. Flag and entered into the U.S. Maritime Security Program was transferred to the U.S. Flag segment during the fourth quarter of 2012. As such the results of these vessels have been removed from the International Product Carrier segment and presented in the U.S. Flag segment for all periods presented. The U.S. Flag segment also includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation. The joint venture with four LNG Carriers is included in Other along with one chartered-in Chemical Carrier and one owned Pure Car Carrier which was disposed in October 2012.

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2013 and 2012 follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2013:
Shipping revenues	$108,053	$50,115	$1,102	$108,072	$267,342
Time charter equivalent revenues	51,937	33,387	1,088	101,222	187,634
Depreciation and amortization	19,405	6,857	548	17,358	44,168
Gain/(loss) on disposal of vessels	-	(92)	-	29	(63)
Income/(loss) from vessel operations	(2,302)	5,958	(618)	28,187	31,225
Equity in income of affiliated companies	7,264	-	2,023	380	9,667
Investments in affiliated companies at September 30, 2013	265,402	5,405	36,019	1,168	307,994
Total assets at September 30, 2013	1,690,525	584,029	25,867	1,077,540	3,377,961

September 30, 2012:
Shipping revenues	76,626	73,040	3,203	144,636	297,505
Time charter equivalent revenues	54,552	36,160	3,172	133,522	227,406
Depreciation and amortization	21,426	10,874	1,381	17,138	50,819
Gain/(loss) on disposal of vessels	(45)	-	-	(287)	(332)
Income/(loss) from vessel operations	(26,063)	(24,424)	(2,695)	62,081	8,899
Equity in income of affiliated companies	3,446	-	6,063	360	9,869
Investments in affiliated companies at September 30, 2012	234,355	5,655	(3,314)	995	237,691
Total assets at September 30, 2012	1,873,821	822,381	1,123	1,070,367	3,767,692

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	International
	Crude	Product
Nine months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2013:
Shipping revenues	$240,991	$172,724	$3,145	$326,034	$742,894
Time charter equivalent revenues	152,535	112,975	3,095	300,840	569,445
Depreciation and amortization	55,870	21,169	2,202	51,070	130,311
Gain/(loss) on disposal of vessels	1	(95)	116	1,121	1,143
Income/(loss) from vessel operations	(18,653)	18,308	(2,388)	83,524	80,791
Equity in income of affiliated companies	23,143	-	6,149	1,238	30,530
Expenditures for vessels	25,287	446	(3)	2,039	27,769
Payments for drydocking	4,721	2,073	-	10,316	17,110

September 30, 2012:
Shipping revenues	275,334	248,184	9,444	348,275	881,237
Time charter equivalent revenues	209,057	123,772	9,371	309,236	651,436
Depreciation and amortization	62,197	32,434	4,462	51,339	150,432
Gain/(loss) on disposal of vessels	(638)	-	6	691	59
Income/(loss) from vessel operations	(40,619)	(51,858)	(3,924)	97,265	864
Equity in income of affiliated companies	10,849	-	10,384	945	22,178
Expenditures for vessels	29,729	13,112	3	547	43,391
Payments for drydocking	17,577	3,848	-	11,559	32,984

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2013	2012
Time charter equivalent revenues	$187,634	$227,406
Add: Voyage expenses	79,708	70,099
Shipping revenues	$267,342	$297,505

	Nine Months Ended
	September 30,
	2013	2012
Time charter equivalent revenues	$569,445	$651,436
Add: Voyage expenses	173,449	229,801
Shipping revenues	$742,894	$881,237

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2013	2012
Total income/(loss) from vessel operations of all segments	$31,225	$8,899
General and administrative expenses	(23,117)	(22,015)
Severance and relocation costs	(277)	(480)
Loss on disposal of vessels	(63)	(332)
Consolidated loss from vessel operations	7,768	(13,928)
Equity in income of affiliated companies	9,667	9,869
Other income/(expense)	180	1,692
Interest expense	(3)	(23,314)
Income/(loss) before reorganization items and income taxes	$17,612	$(25,681)

	Nine Months Ended
	September 30,
	2013	2012
Total income/(loss) from vessel operations of all segments	$80,791	$864
General and administrative expenses	(69,172)	(66,239)
Severance and relocation costs	(3,341)	(2,693)
Gain on disposal of vessels	1,143	59
Consolidated income/(loss) from vessel operations	9,421	(68,009)
Equity in income of affiliated companies	30,530	22,178
Other income/(expense)	464	(1,380)
Interest expense	(322)	(68,408)
Income/(loss) before reorganization items and income taxes	$40,093	$(115,619)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of September 30,	2013	2012
Total assets of all segments	$3,377,961	$3,767,692
Corporate cash and securities	570,632	566,880
Other unallocated amounts	46,131	50,123
Consolidated total assets	$3,994,724	$4,384,695

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 7 — Vessels:

Purchase and Construction Commitments

As of September 30, 2013, the Company had remaining commitments of $23,544 under a non-cancelable contract for the construction of an LR2, which is a coated Aframax. The LR2, which will be wholly owned by the Company, is scheduled for delivery in the second quarter of 2014.

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

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2012 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of September 30, 2013. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2012 impairment tests.

Vessel Sales

There were no vessels sold during the three months ended September 30, 2013. During the nine months ended September 30, 2013 the Company delivered a spare U.S. Flag tugboat that had been idle since the fourth quarter of 2011 to buyers and recognized a gain of approximately $329.

On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which was delivered to buyers in October 2012. The Company recognized a gain of approximately $8,078 on this sale in the fourth quarter of 2012. The Company also recognized aggregate gains of $59 during the nine months ended September 30, 2012 principally from the sale of equipment as well as property sold in accordance with the Bender Shipbuilding & Repair Co., Inc. bankruptcy liquidation plan.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions during the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013 the Company completed construction of an International Flag Aframax. During the nine months ended September 30, 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2013, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC that manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $202,749 and $246,326 was outstanding under this facility as of September 30, 2013 and December 31, 2012, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013 the long-term bank financing agreement was amended and restated to, among other things reschedule a $45,000 balloon payment due on August 30, 2013 to be paid in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued guarantees. As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s guarantee, which is included in other liabilities in the accompanying balance sheet, was $0 and $29, respectively.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. The interest rate swaps, covering notional amounts aggregating $304,472 and $351,987 as of September 30, 2013 and December 31, 2012, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $424 and $818 for the three months ended September 30, 2013 and 2012, respectively and gains of $316 and losses of $2,218 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the joint venture had a liability of $24,737 and $34,872, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $5,724 and $8,206, at September 30, 2013 and December 31, 2012, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

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

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $735,909 and $760,293 at September 30, 2013 and December 31, 2012, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2013 and December 31, 2012, the joint venture recorded a liability of $125,491 and $181,959, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $62,562 and $90,731 at September 30, 2013 and December 31, 2012, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

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

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	September 30,
	2013	2012

Shipping revenues	$95,297	$95,494
Ship operating expenses	(61,826)	(60,118)
Income from vessel operations	33,471	35,376
Other expense	(466)	(324)
Interest expense	(14,402)	(16,188)
Net income	$18,603	$18,864

	Nine Months Ended
	September 30,
	2013	2012

Shipping revenues	$284,250	$268,055
Ship operating expenses	(184,396)	(178,684)
Income from vessel operations	99,854	89,371
Other expense	(1,205)	(638)
Interest expense	(40,443)	(48,509)
Net income	$58,206	$40,224

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 9 – Variable Interest Entities (“VIEs”):

As of September 30, 2013, the Company participates in four commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs as of September 30, 2013:

Consolidated Balance Sheet
Investments in Affiliated Companies	$262,531

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2013:

	Consolidated Balance Sheet	Maximum Exposure to Loss

Other Liabilities	$-	$371,900

In addition, as of September 30, 2013, the Company had approximately $32,368 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2013. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt—At September 30, 2013 and December 31, 2012, all of the Company’s debt is subject to compromise (see Note 5, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on market prices.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

The estimated fair values of the Company’s financial instruments, other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
September 30, 2013:
Cash and cash equivalents	$570,632	$570,632	$-
Unsecured Senior Notes	$(440,623)	$-	$(440,623)

December 31, 2012:
Cash and cash equivalents	$507,342	$507,342	$-
Unsecured Senior Notes	$(181,504)	$-	$(181,504)

The Company’s debt is included in Liabilities Subject to Compromise as of September 30, 2013 and December 31, 2012. Having filed the Chapter 11 Cases the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of September 30, 2013 and December 31, 2012 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded the fair value estimates are considered to be Level 2 of the fair value hierarchy.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk

The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments, some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide a fixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. As of September 30, 2013 and December 31, 2012, there were no contracts outstanding. During the quarter ended September 30, 2012, the Company was party to FFA contracts entered into for trading purposes. These contracts, representing aggregate volumes of 280,000 metric tons (“mts”) of cargo and 6,000 mts of bunkers, which were due to expire in December 2013 and did not qualify as cash flow hedges for accounting purposes, were closed out prior to the Petition Date.

Fuel Price Volatility Risk

The Company enters into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. As of September 30, 2013 and December 31, 2012 there were no bunker swap agreements outstanding. In September 2012, the Company closed out its positions in three contracts with final maturity dates ranging from September 2013 to March 2014 by entering into swap contracts to sell equal volumes of bunkers to a counterparty. The Company closed its trading account and settled all open positions prior to the Petition Date.

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
(DEBTOR-IN-POSSESSION)

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

Foreign Exchange Risk

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. At September 30, 2013 and December 31, 2012 there were no foreign currency forward contracts outstanding. At September 30, 2012, the Company was party to foreign currency forward contracts with aggregate notional amounts of approximately CAD$1,200, scheduled to settle monthly through December 2012. Such contracts were not designated as cash flow hedges for accounting purposes. In October 2012, the Company closed out its positions by entering into offsetting forward contracts selling equivalent amounts of CAD with settlement dates matching those in the original contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. For the nine months ended September 30, 2013 and 2012, the Company did not have any individual customers who accounted for 10% or more of its revenue apart from the pools in which it participates. The pools in which the Company participates accounted for 63% and 59% of consolidated voyage receivables as of September 30, 2013 and December 31, 2012, respectively.

Tabular disclosure of derivatives location

As noted above, as a result of the Chapter 11 Cases, all derivative obligations outstanding as of the Petition Date were reclassified to Liabilities Subject to Compromise as they represent general unsecured claims against the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The effects of cash flow hedging relationships recognized in other comprehensive income/(loss) (effective portion), including hedges of equity method investees, for the three and nine months ended September 30, 2013 and September 30, 2012 are shown below:

For the three months ended September 30,	2013	2012

Interest rate swaps	$(2,788)	$(6,137)
Total	$(2,788)	$(6,137)

For the nine months ended September 30,	2013	2012

Interest rate swaps	$15,176	$(21,330)
Total	$15,176	$(21,330)

The effect of cash flow hedging relationships on the statements of operations, excluding hedges of equity method investees, for the three and nine months ended September 30, 2012 are shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
For the three months ended		Amount of		Amount of
September 30, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(1,884)	Interest expense	$-
Total		$(1,884)		$-

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from Accumulated Other
	Comprehensive Loss		Ineffective Portion
For the nine months ended		Amount of		Amount of
September 30, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)

Interest rate swaps	Interest expense	$(5,877)	Interest expense	$-
Total		$(5,877)		$-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The effects of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations, excluding hedges of equity method investees, for the three and nine months ended September 30, 2012 are as follows:

		Three Months Ended	Nine Months Ended
	Location	September 30, 2012	September 30, 2012
FFAs and bunker swaps	Other income/(expense)	$2,383	$1,379
Foreign currency contracts	General and administrative expenses	42	49
Total		$2,425	$1,428

Fair Value Hierarchy

The following table presents the fair values, which are pretax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

Level 1:
Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs

Assets at December 31, 2012:
Available-for-sale marketable securities	$181	$181	$-

Note 11 — Taxes:

As more fully described in Note 2, “Company Inquiry and Restatement,” and the 2012 Form 10-K, the Company determined that there were errors in its previously issued financial statements and specifically its tax provision for each of the twelve years in the twelve year period ended December 31, 2011, and for the quarters ended March 31 and June 30, 2012. As a result of certain credit agreements under which OIN was a co-obligor with the Company on a joint and several basis, as well as intercompany balances that have existed between the Company’s domestic and international entities within the Company, the Company has concluded that, as of December 31, 2000, and at each subsequent year end through December 31, 2011, it could not assert its intent to permanently reinvest OIN’s earnings to the extent these earnings will be deemed repatriated as a result of OIN’s joint and several liability under the Credit Facilities or as a result of intercompany balances, as discussed above.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

For purposes of its financial statements as of September 30, 2013, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of (1) $1,274,950 in connection with the Credit Facilities and (2) $70,800 related to intercompany balances. The potential deemed repatriation amount of $1,274,950 is derived from an aggregate amount of $1,418,700 of earnings deemed repatriated from OIN through September 30, 2013 as a result of drawdowns under the Credit Facilities, reduced to take account of certain defenses available to the Company that the Company believes are more-likely-than-not to be successful. If the amount of the drawdowns outstanding under the Credit Facilities as of September 30, 2013 remained unchanged for the remainder of 2013, the amount of such drawdowns could produce an aggregate amount of up to $1,489,000 of earnings deemed repatriated through the end of 2013. The year in which such deemed dividends are included in taxable income is subject to ongoing discussions with the IRS. Accordingly, the Company has recorded in respect of previous years provisions for U.S. income taxes on the income of its foreign subsidiaries or its less than 50%-owned foreign shipping joint ventures to the extent it did not anticipate permanently reinvesting the earnings. The Company has determined that because it is in bankruptcy as of September 30, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded as September 30, 2013 for the remaining undistributed, previously untaxed earnings.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2013, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004.

The components of the income tax benefits/(provisions) follow:

	Three Months Ended
	September 30,
	2013	2012
Current	$(14,812)	$(9,746)
Deferred	12,865	9,641
	$(1,947)	$(105)

	Nine Months Ended
	September 30,
	2013	2012
Current	$(18,306)	$(20,705)
Deferred	24,093	20,983
	$5,787	$278

At December 31, 2012, the Company had a reserve of $343,188 for benefits attributable to uncertain tax positions taken during the current and prior tax periods. For the nine months ended September 30, 2013, the Company decreased such reserve by $35,265 to reflect $42,247 of payments made during the third quarter of 2013 in connection with the filing of the Company’s U.S. federal income tax return for 2012 partially offset by reserve increases of $6,982 to reflect increases in the quarterly average of amounts outstanding under the Credit Facilities.

Note 12 — Capital Stock and Stock Compensation:

Restricted Common Stock, Performance Related Grants and Options

There were no restricted common stock, restricted stock units or performance related grants during the nine months ended September 30, 2013.

During the nine months ended September 30, 2012, the Company awarded a total of 401,409 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of shares of restricted common stock until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair value of the restricted stock issued during the nine months ended September 30, 2012 was $10.09 per share (the market price at date of grant).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

In the first nine months of 2012, the Company granted a total of 45,000 restricted stock units, to its non-employee directors. At the date of the awards the fair market value of the Company’s stock was $10.00 per share. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director.

Stock Options

There were no options granted during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, options covering 377,653 shares were granted at or above the market price at the date of the grant. Such options were valued using the Black-Scholes option pricing model and expire ten years from the grant date. The exercise price of options granted during the nine months ended September 30, 2012 was $12.50 per share. The grant date fair value of options granted during the nine months ended September 30, 2012 was $3.83 per share.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	September 30,	December 31,
As of	2013	2012

Unrealized gains on available-for-sale securities	$-	$49
Unrealized losses on derivative instruments	(68,286)	(98,937)
Items not yet recognized as a component of net periodic
benefit cost (pension and other postretirement plans)	(14,925)	(14,893)
	$(83,211)	$(113,781)

The changes in the balances of each component of accumulated other comprehensive less, net of related taxes, during the three and nine months ended September 30, 2013 and 2012 follow:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Changes in Accumulated Other Comprehensive Loss Components for the Three Months Ended September 30, 2013 and 2012

	Unrealized gains/(losses) on available- for-sale securities	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of June 30, 2013	$-	$(70,664)	$(14,479)	$(85,143)

Current period other comprehensive income,
excluding amounts reclassified from
accumulated other comprehensive loss	-	(2,788)	(446)	(3,234)

Amounts reclassified from accumulated other
comprehensive loss	-	5,166	-	5,166
Total change in accumulated other
comprehensive loss	-	2,378	(446)	1,932
Balance as of September 30, 2013	$-	$(68,286)	$(14,925)	$(83,211)

Balance as of June 30, 2012	$(730)	$(106,394)	$(14,964)	$(122,088)

Current period other comprehensive income,
excluding amounts reclassified from
accumulated other comprehensive loss	(83)	(6,137)	(236)	(6,456)

Amounts reclassified from accumulated other
comprehensive loss	813	6,482	-	7,295
Total change in accumulated other
comprehensive loss	730	345	(236)	839
Balance as of September 30, 2012	$-	$(106,049)	$(15,200)	$(121,249)

  OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Changes in Accumulated Other Comprehensive Loss Components for the Nine Months Ended September 30, 2013 and 2012
	Unrealized gains/(losses) on available- for-sale securities	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

Current period other comprehensive income,
excluding amounts reclassified from
accumulated other comprehensive loss	(181)	15,176	(32)	14,963

Amounts reclassified from accumulated other
comprehensive loss	132	15,475	-	15,607
Total change in accumulated other
comprehensive loss	(49)	30,651	(32)	30,570
Balance as of September 30, 2013	$-	$(68,286)	$(14,925)	$(83,211)

Balance as of December 31, 2011	$34	$(104,554)	$(14,787)	$(119,307)

Current period other comprehensive loss,
excluding amounts reclassified from
accumulated other comprehensive loss	(885)	(21,330)	(413)	(22,628)

Amounts reclassified from accumulated other
comprehensive loss	851	19,835	-	20,686
Total change in accumulated other
comprehensive loss	(34)	(1,495)	(413)	(1,942)
Balance as of September 30, 2012	$-	$(106,049)	$(15,200)	$(121,249)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Three Months Ended		Statement of
Accumulated Other Comprehensive Loss Component	2013	2012	Operations Line Item

Unrealized losses on available-for-sale securities:
Write-down recorded relating to securities held			Other income/
by the Company's foreign subsidiaries	$-	$(813)	(expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in income of
equity method joint venture investees	(5,166)	(5,231)	affiliated companies

Interest rate swaps entered into by the Company's
subsidiaries	-	(1,884)	Interest expense
	(5,166)	(7,928)	Total before tax
	-	633	Tax benefit (1)
	$(5,166)	$(7,295)	Total net of tax

(1)The tax benefit relates to the interest rates swaps entered into by the Company's domestic subsidiaries

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Nine Months Ended		Statement of
Accumulated Other Comprehensive Loss Component	2013	2012	Operations Line Item

Unrealized losses on available-for-sale securities:
Write-down recorded relating to securities held			Other income/
by the Company's foreign subsidiaries	$(132)	$(851)	(expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in income of
equity method joint venture investees	(15,475)	(15,712)	affiliated companies

Interest rate swaps entered into by the Company's
subsidiaries	-	(5,877)	Interest expense
	(15,607)	(22,440)	Total before tax
	-	1,754	Tax benefit (1)
	$(15,607)	$(20,686)	Total net of tax

(1)The tax benefit relates to the interest rates swaps entered into by the Company's domestic subsidiaries

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Note 14 — Leases:

1. Charters-in:

Between December 31, 2012 and April 2013, the Bankruptcy Court issued orders approving the Company’s rejection of leases on 25 chartered-in International Flag vessels. The Company entered into new lease agreements at lower rates on eight of the chartered-in vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were approved as amended pursuant to orders of the Bankruptcy Court, at lower rates. One Suzemax and one Handysize Product Carrier were redelivered to owners in December 2012 and an additional fifteen vessels (11 Handysize Product Carriers, two Panamax Product Carriers, one Suezmax and one Aframax), were redelivered during the four months ended April 30, 2013.

As September 30, 2013, the Company recorded an estimate for lease termination costs totaling $213,447 related to the rejected leases that were redelivered or amended through April 30, 2013.

As of September 30, 2013, the Company had commitments to charter in 23 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and 10 are time charters. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at
September 30, 2013	Amount	Operating Days
2013	$22,695	1,196
2014	93,422	4,745
2015	97,816	4,745
2016	99,039	4,758
2017	98,219	4,713
Thereafter	204,519	7,379
Net minimum lease payments	$615,710	27,536

Time Charters-in at
September 30, 2013	Amount	Operating Days
2013	$11,240	1,036
2014	26,699	2,404
2015	21,916	1,801
2016	921	67
2017	-	-
Thereafter	-	-
Net minimum lease payments	$60,776	5,308

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable they are not currently reflected in the table above. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At September 30, 2013	Amount	Revenue Days
2013	$104,820	2,681
2014	307,691	6,745
2015	184,987	3,315
2016	116,794	2,044
2017	86,386	1,533
Thereafter	84,725	1,224
Net minimum lease payments	$885,403	17,542

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $7,178 (2013), $28,665 (2014), $26,559 (2015), $22,023 (2016), $22,347 (2017) and $52,085 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

3. Office space

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company vacated the office space on June 30, 2013 and recorded a provision of $3,646 for the estimated damages it expects the Bankruptcy Court will allow the building owner to claim, which is included in its provision for estimated claims on rejected executory contracts. The Company also recorded a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property at such time.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2013 and 2012. The unfunded benefit obligation for these domestic pension and postretirement benefit plans as well as the obligations outstanding under the (i) unfunded, nonqualified supplemental defined benefit pension plan, (ii) the unfunded, nonqualified defined contribution pension plan covering highly compensated U.S. shore-based employees, and (iii) the OSG Non-Employee Director Deferred Compensation Plan are included in Liabilities Subject to Compromise in the condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.

The Company expects that its required contributions in 2013 with respect to its domestic defined benefit pension plan will be approximately $1,318, of which $1,025 was funded through September 30, 2013.

Note 16 — Other Income/(Expense):

Other income/(expense) consists of:

	Three Months Ended
	September 30,
	2013	2012
Investment income:
Interest and dividends	$95	$107
Gain/(loss) on sale or write-down of securities and other investments	2	(813)
	97	(706)
Gain on derivative transactions	-	2,383
Miscellaneous — net	83	15
	$180	$1,692

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Nine Months Ended
	September 30,
	2013	2012
Investment income:
Interest and dividends	$478	$391
Loss on sale or write-down of securities and other investments	(198)	(3,163)
	280	(2,772)
Gain on derivative transactions	-	1,379
Miscellaneous — net	184	13
	$464	$(1,380)

Note 17 – Agreements with Executive Officers and Severance and Relocation Costs:

In the first quarter of 2012, the Company announced the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees were terminated in Newcastle. During the three and nine months ended September 30, 2012, the Company recognized $480 and $2,693, respectively, related to such termination costs. During the first quarter of 2013, claims asserted against the Company by former employees impacted by the relocation of the technical management operations were denied. Accordingly, remaining reserves, aggregating $422, were reversed.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards.

On March 22, 2013 the Company entered into an agreement with its current President and Chief Executive Officer who assumed that role in February 2013, confirming the terms of his employment with the Company (the “Letter Agreement”). The terms of the Letter Agreement were subsequently approved by the Bankruptcy Court and provide for the waiver of any and all rights, claims or causes of action that the Company may have, including, without limitation, claims pursuant to Sections 547 and 548 of the Bankruptcy Code, with respect to payments such executive officer received in connection with his June 15, 2012 letter agreement with the Company, conditioned upon such waiver remaining effective only in the event that either (1) he remains continuously employed with the Company through the date on which the Company emerges from the proceedings under Chapter 11 or (2) his employment is terminated in connection with a divestiture of one or more of the Company’s assets or businesses. Furthermore, the agreement provides for an allowed administrative claim against OSG Ship Management, Inc., a wholly owned subsidiary of the Company pursuant to Section 503(b)(1)(A) of the Bankruptcy Code, for amounts totaling $6,399 owed to the President and Chief Executive Officer under the Company’s Supplemental Executive Savings Plan. This provision is subject to his continued employment with the Company through December 1, 2014.

In April 2013, thirty-seven employees, including three senior executive officers of the Company were terminated as part of a reduction in force. The Company expects to record approximately $3,800 in severance related costs during 2013, of which $277 and $3,763 was recorded during the three and nine months ended September 30, 2013.

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

Class Action Lawsuits and Derivative Actions

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act of 1933 (the “Securities Act”) against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to certain motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company has not sought such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act. On October 10, 2013, the plaintiffs re-pleaded their Exchange Act claims against the former President and former Chief Financial Officer in a second amended complaint. The defendants’ deadline to answer or otherwise respond to the second amended complaint is November 9, 2013.

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

Excise Tax Case

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company denied the applicability of the penalties in question and vigorously contested the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year-ended December 31, 2011 and such amounts are included in other receivables in the accompanying condensed consolidated balance sheet. The Office of the Assistant Attorney General at the U.S. Department of Justice conceded in favor of the Company’s claims and determined that the Company was entitled to a full refund of amounts previously remitted as described above. Such refund was received in early October 2013.

Environmental Incident

On July 16, 2013, the Company received notification through its compliance reporting system that possible pollution violations from one of its Marshall Islands-flagged vessels had occurred. The report alleged that there had been improper discharges of bilge holding tank contents directly overboard and not, as required by Company policies and law, through the installed Oily Water Separator or to shore side reception facilities.

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

Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of September 30, 2013.

Note 19 — Condensed Combined Financial Statements of Debtor Subsidiaries:

In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)

	Total Combined Debtor Entities
Combined Balance Sheet information at	September 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$541,644	$471,726
Voyage receivables	129,322	178,635
Other receivables	36,780	38,153
Inventories, prepaid expenses and other current assets	43,312	55,602
Total Current Assets	751,058	744,116
Vessels and other property less accumulated depreciation	2,745,823	2,849,331
Deferred drydock expenditures, net	60,636	74,418
Total Vessels, Deferred Drydock and Other Property	2,806,459	2,923,749

Investments in Affiliated Companies	307,694	252,098
Intangible assets, less accumulated amortization	67,861	71,736
Goodwill	9,668	9,668
Investments in Subsidiaries	147,921	147,921
Pre and Post-petition intercompany loans receivable and accrued interest	51,566	76,611
Pre-petition intercompany receivables	2,232,910	2,233,404
Post-petition intercompany receivables	32,600	927
Other Assets	27,614	26,767
Total Assets	$6,435,351	$6,486,997

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$83,641	$84,477
Deferred income taxes	12,823	25,900
Income taxes payable, including reserve for uncertain tax positions of
$286,403 and $326,121	288,228	329,922
Total Current Liabilities	384,692	440,299
Reserve for Uncertain Tax Positions	21,520	17,067
Deferred Gain on Sale and Leaseback of Vessels	-	3,839
Deferred Income Taxes	335,488	346,620
Other Liabilities	30,433	29,326
Post-petition intercompany payables	43,896	47,075
Liabilities Subject to Compromise, including pre-petition
intercompany payables	4,982,357	4,811,562
Total Liabilities	5,798,386	5,695,788

Equity:
Total Equity	636,965	791,209
Total Liabilities and Equity	$6,435,351	$6,486,997

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)

	Total Combined Debtor Entities
	Three Months Ended	Nine Months Ended
Combined Statement of Operations	September 30, 2013	September 30, 2013

Shipping Revenues:
Pool revenues	$34,937	$139,452
Time and bareboat charter revenues	95,285	270,702
Voyage charter revenues	137,002	332,797
	267,224	742,951
Operating Expenses:
Voyage expenses	79,716	173,644
Vessel expenses	65,755	197,118
Charter hire expenses	46,591	162,013
Depreciation and amortization	43,912	130,461
General and administrative	17,578	51,127
Severance and relocation	275	3,501
Gain on disposal of vessels	(31)	(1,233)
Total Operating Expenses	253,796	716,631
Income from Vessel Operations	13,428	26,320
Equity in Income of Affiliated Companies	9,667	30,530
Operating Income	23,095	56,850
Other Expense	(3,491)	(9,777)
Income before Interest Expense, Reorganization Items and Income
Taxes	19,604	47,073
Interest Expense	(3)	(322)
Income before Reorganization Items and Income Taxes	19,601	46,751
Reorganization Items, net	14,705	236,829
Income/(Loss) before Income Taxes	4,896	(190,078)
Income Tax Provision/(Benefit)	1,943	(5,846)
Net Income/(Loss)	$2,953	$(184,232)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
  (DEBTOR-IN-POSSESSION)

Total
Combined
Debtor
Combined Statement of Cash Flows for the nine months ended September 30, 2013	Entities

Cash Flows from Operating Activities:
Net loss	$(184,232)
Items included in net loss not affecting cash flows:
Depreciation and amortization	130,461
Amortization of deferred gain on sale and leasebacks	42
Compensation relating to restricted stock and stock option grants	(791)
Deferred income tax benefit	(24,149)
Undistributed earnings of affiliated companies	(26,960)
Deferred payment obligations on charters-in	4,177
Reorganization items, non-cash	198,521
Gain on sublease contracts	(896)
Other – net	1,688
Items included in net loss related to investing and financing activities:
Loss on sale of securities and other investments – net	198
Gain on disposal of vessels – net	(1,233)
Payments for drydocking	(17,110)
Changes in operating assets and liabilities	29,632
Net cash provided by operating activities	109,348
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	344
Proceeds from the disposal of vessels	485
Expenditures for vessels	(27,769)
Expenditures for other property	(1,537)
Other – net	1,275
Net cash used in investing activities	(27,202)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)
Payments on debt, including adequate protection payments	(12,186)
Net cash used in financing activities	(12,228)
Net increase in cash and cash equivalents	69,918
Cash and cash equivalents at beginning of year	471,726
Cash and cash equivalents at end of period	$541,644

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements, including the Company’s ability to emerge from the Chapter 11 Cases; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses, including losses related to environmental matters; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad, including any impact these conditions have on oil demand; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue, desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship or agreements with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources, increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; trading risk associated with Forward Freight Agreements (“FFAs”); unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

The Company’s operating fleet as of September 30, 2013, consisted of 90 vessels aggregating 8.7 million dwt and 864,800 cbm, including 23 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 90 vessels, one newbuild is scheduled for delivery in 2014, bringing the total operating and newbuild fleet to 91 vessels.

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

The Company believes, based on its analysis and its interactions with the IRS to date, that the actual amount of tax that the Company ultimately will be required to pay to the IRS in respect of the potential deemed dividends and other adjustments discussed above will be significant and could be as high as $460,000 or potentially higher, for all periods ending on or before December 31, 2012, not taking into account any potential penalties but including interest. However, the Company has several defenses available to mitigate its liability and intends to assert those defenses vigorously. The IRS has filed proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $463,013 that the Company believes are in respect of these issues, but no agreement has been made in respect of these claims. See Note 11, “Taxes,” to the accompanying condensed consolidated financial statements and Note 14, “Taxes,” to the 2012 Form 10-K, for additional information with respect to amounts reflected in the financial statements as of December 31, 2012.

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

The Company also restated in the 2012 Form 10-K the consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year ended December 31, 2011 and for the three months ended March 31, 2012 and the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012, and the consolidated statements of changes in equity and cash flows for the six months ended June 30, 2012, to reflect the correction of an error in the method used to estimate the credit valuation adjustments associated with the fair valuation of the interest rate swap derivative contracts of certain of the Company’s equity method investees. The credit risk valuation adjustments were incorrectly estimated without giving consideration to the credit enhancements that were contractually linked to the obligations under such contracts for the year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The appropriate estimation of the credit risk valuation adjustments has been applied within the consolidated financial statements as of September 30, 2013 and December 31, 2012.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by these restatements. However, the Company identified and disclosed data for each of the twelve calendar years in the twelve year period ended December 31, 2011 and restated its previously issued financial statements for the two calendar years ended December 31, 2011 and 2010 and for each of the calendar quarters ended March 31, 2012 and June 30, 2012, in its 2012 Form 10-K.

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

The following is a discussion of the Company’s financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes thereto.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Overview

International Tanker Markets

The International Energy Agency (“IEA”) estimates that global oil demand in the third quarter was 91.7 million barrels per day (“b/d”), 1.25 million b/d, or 1.4%, higher than the same period in 2012. Total oil demand of OECD countries remained flat in the third quarter compared with the prior year as U.S. oil demand increased by about 0.16 million b/d but was offset by declines in other OECD regions. In the third quarter of 2013, total non OECD oil demand increased by 1.3 million b/d compared with the third quarter of 2012. About half of the total non OECD growth was concentrated in Asia.

Global oil production in the third quarter of 2013 increased by 0.9 million b/d from the third quarter of 2012 to reach 91.7 million b/d. OPEC crude oil production decreased from 31.5 million b/d in the third quarter of 2012 to an average of 30.5 million b/d in the third quarter of 2013. However, in September, OPEC crude supplies fell below 30 million b/d for the first time in two years. In contrast, U.S. crude oil production increased by 1.5 million b/d, or 17%, to 10.4 million b/d in the third quarter of 2013 compared with the third quarter of 2012. This increase makes the U.S. the second largest oil producer in the world, after Russia.

In the third quarter of 2013, North American refinery runs increased by 0.7 million b/d from the comparable prior year quarter but imports decreased by about 0.5 million b/d due to increasing domestic production. The U.S. reduced their imports from OPEC countries by about 0.6 million b/d while imports from Canada increased by about 0.1 million b/d. Chinese imports increased by about 17% to 5.6 million b/d in the third quarter of 2013 compared with the same period in 2012. The majority of this incremental crude was imported from the Middle East and Sudan.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The world tanker fleet of vessels larger than 10,000 deadweight tons (“dwt”) decreased by 0.3 million dwt in the third quarter of 2013. This was the first quarterly decline since the start of the financial crisis in 2008. During the quarter, vessel deliveries and vessel scrappings cancelled each other out, while miscellaneous removals such as conversions led to the reduction in the active fleet. The VLCC and Aframax fleets registered declines, partially offset by growth in the Handysize Product Carrier, Suezmax and Panamax fleets.

During the third quarter of 2013, second hand vessel prices improved marginally for modern vessels while vessel prices for older tonnage generally remained constant or declined slightly.

US Flag Markets

Rates for Jones Act Product Carriers and large ATBs during the third quarter of 2013 averaged $91,300 per day and $57,100 per day, respectively, 59% and 61% higher than those in the third quarter of 2012, and 3% higher than second quarter 2013 rates for both Product Carriers and ATBs. Rates during the first nine months of 2013 were approximately 54% above those in the comparable 2012 time period for Product Carriers and 56% higher for the ATBs. The increase in rates in the third quarter of 2013 compared with the same quarter of 2012 reflects the benefit of increased oil production in the U.S. as marine transportation was used to alleviate distribution bottlenecks. The Jones Act fleet of Product Carriers and large ATBs is currently fully employed. There were 60 large ocean-going vessels engaged exclusively in the coastwise trades during the third quarter of 2013 compared with 57 at the end of the third quarter of 2012.

Since the beginning of 2013, there has been one newbuild product carrier and one newbuild ATB delivered to the fleet. At September 30, 2013, the Jones Act orderbook consisted of ten product carriers and two ATBs in the 160,000 to 420,000 barrel size range scheduled for delivery between mid-2015 and early 2017. These additions will be partially offset by the deletion of one vessel that is expected to be retired in the fourth quarter of 2013 in accordance with OPA 90 phase out regulations.

Delaware Bay lightering volumes averaged 191,000 b/d in the third quarter of 2013, a decline of 24,000 b/d, or 11%, compared with the third quarter of 2012. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s 2012 Form 10-K and Note 1 to this Quarterly Report on Form 10-Q.

Pool revenue and voyage expense presentation—As described in Note 1 to this Quarterly Report on Form 10-Q, for the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools is sufficiently significant so as to determine that OSG has effective control of the pool.  Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participates. Such pool is not a legal entity but operates under a contractual arrangement. Therefore, effective July 1, 2013, the Company’s condensed consolidated statement of operations reports its allocated TCE revenues for such pool on a gross basis as voyage charter revenues and voyage expenses. The impact of this method of presenting earnings from this pool was an increase in voyage charter revenues and voyage expenses of $36,332 for the three and nine months ended September 30, 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Results from Vessel Operations:

During the third quarter of 2013, results from vessel operations improved by $21,696 to income of $7,768 from a loss of $13,928 in the third quarter of 2012. During the first nine months of 2013, results from vessel operations improved by $77,430 to income of $9,421 from a loss of $68,009 in the first nine months of 2012. These increases reflect the impact of significant decreases in charter hire and vessel expenses and depreciation, partially offset by period-over-period reductions in TCE revenues.

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

Partially offsetting these favorable variances were decreases in TCE revenues of $39,772 quarter-over-quarter and $81,991 for the first nine months of 2013 compared with the comparable 2012 periods. These decreases were due to (i) significant decreases in revenue days reflecting the vessel redeliveries discussed above, (ii) $40,400 being recognized in shipping revenues during the quarter ended September 30, 2012 in relation to the termination, settlement and replacement agreement with Sunoco, which is discussed in the U.S. Flag section below and (iii) for the first nine months of 2013, lower rates in the International Crude segment, particularly in the VLCC, Suezmax and Aframax fleets. This decrease in rates in the International Crude segment occurred principally in the first half of 2013, as rates in the third quarter of 2013 were higher than those in the third quarter of 2012. These negative factors were partially offset by growth in TCE revenues in the U.S. Flag segment as supply-demand fundamentals in the U.S. Flag market continue to strengthen, as well as increases in average daily blended rates in the International Product segment.

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

International Crude Tankers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TCE revenues	$51,937	$54,552	$152,535	$209,057
Vessel expenses	(21,218)	(24,920)	(65,075)	(72,745)
Charter hire expenses	(13,616)	(34,269)	(50,243)	(114,734)
Depreciation and amortization	(19,405)	(21,426)	(55,870)	(62,197)
Loss from vessel operations (a)	$(2,302)	$(26,063)	$(18,653)	$(40,619)
Average daily TCE rate	$14,980	$12,593	$14,047	$16,173
Average number of owned vessels (b)	28.8	28.0	28.3	28.0
Average number of vessels chartered-in under	10.9	19.8	12.8	20.6
operating leases
Number of revenue days(c)	3,467	4,331	10,858	12,926
Number of ship-operating days:(d)
Owned vessels	2,652	2,576	7,720	7,664
Vessels bareboat chartered-in under operating leases	92	368	337	1,096
Vessels time chartered-in under operating leases	748	1,226	2,666	3,718
Vessels spot chartered-in under operating leases	160	225	492	826

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, gain/(loss) on disposal of vessels and vessel impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)
Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2013 and 2012, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended September 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$17,385	$17,757	$11,889	$-
Revenue days	872	54	1,110	-
Suezmaxes:
Average rate	$11,256	$-	$11,933	$19,936
Revenue days	83	-	547	51
Aframaxes:
Average rate	$15,213	$-	$13,591	$14,464
Revenue days	1,658	-	1,675	45
Panamaxes:
Average rate	$19,232	$11,178	$15,366	$11,806
Revenue days	459	342	451	361

Nine Months Ended September 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$18,151	$17,757	$21,348	$-
Revenue days	2,664	54	3,407	-
Suezmaxes:
Average rate	$10,695	$18,410	$18,628	$19,119
Revenue days	738	14	1,547	138
Aframaxes:
Average rate	$13,673	$16,007	$14,578	$14,878
Revenue days	4,876	13	4,998	257
Panamaxes:
Average rate	$18,800	$11,139	$15,772	$12,893
Revenue days	1,345	1,064	1,276	1,029

*
Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years, and VLCCs aged 15 years and older. The average spot rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age. The average spot TCE rates earned by Company's VLCCs on an overall basis during the three and nine months ended September 30, 2013 and 2012 were $15,589 and $17,008, and $11,061 and $20,866, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2013, TCE revenues for the International Crude Tankers segment decreased by $2,615, or 5%, to $51,937 from $54,552 in the third quarter of 2012. This decrease in TCE revenues reflects an 864 day decrease in revenue days. This decrease was partially offset by a strengthening in average blended rates in the VLCC and Panamax sectors. The decrease in revenue days reflects fewer chartered-in days in the VLCC and Suezmax fleets of 184 and 515, respectively. The reduction in the Suezmax fleet includes two vessels that were returned to their owners prior to the expiration of their respective charters, one in December 2012 and a second in January 2013. The return of all of the chartered-in vessels had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market. Several chartered-in Aframaxes with high charter rates were also replaced at rates that were more in-line with current market conditions. The vessels that were returned to their owners prior to the expiry of their charters were part of the Company’s Chapter 11 restructuring process. The Company also placed its ULCC into lay-up during April 2013.

Vessel expenses decreased by $3,702 to $21,218 in the third quarter of 2013 from $24,920 in the third quarter of 2012. The change in vessel expense reflects a net 200 day decrease in bareboat chartered-in and owned days during the quarter for the return of Suezmax and Aframax bareboat chartered-in vessels to their owners, partially offset by the delivery of one newbuild Aframax to the Company during the current quarter. Average daily vessel expenses also decreased by $760 per day, which related to cost reductions due to the lay-up of the Company’s ULCC and lower crew costs as well as the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $20,653 to $13,616 in the third quarter of 2013 from $34,269 in the third quarter of 2012, primarily resulting from a decrease of 819 chartered-in days in the current period. The Company also renegotiated the rate on one of its chartered-in Aframaxes during the first quarter of 2013, which further contributed to the decrease in charter hire expense. Depreciation expense decreased by $2,021 to $19,405 in the third quarter of 2013 from $21,426 in the third quarter of 2012, reflecting the net impact of (1) reductions in vessel bases that resulted from impairment charges on five vessels in the segment recorded in the fourth quarter of 2012 and (2) an increase in depreciation in the current quarter relating to the delivery of a newbuild Aframax.

During the first nine months of 2013, TCE revenues for the International Crude Tankers segment decreased by $56,522, or 27%, to $152,535 from $209,057 in the first nine months of 2012 as a result of lower average blended rates for the VLCC, Suezmax and Aframax sectors.

Vessel expenses decreased by $7,670 to $65,075 in the first nine months of 2013 from $72,745 in the first nine months of 2012. The decrease in vessel expense was driven by a 759 day decrease in bareboat chartered-in days in the current year period associated with the redeliveries discussed above. In addition, one vessel that was time chartered-out during a portion of the first nine months of 2012 was bareboat chartered-out during the entire first nine months of 2013. Charter hire expenses decreased by $64,491 to $50,243 in the first nine months of 2013 from $114,734 in the first nine months of 2012, primarily resulting from a decrease of 2,145 chartered-in days in the current period. Depreciation expense decreased by $6,327 to $55,870 in the first nine months of 2013 from $62,197 in the first nine months of 2012, as a result of the impact of reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2012.

Operating results for the OSG Lightering business for the three and nine months ended September 30, 2013 were approximately $4,000 and $3,500, respectively, better than the comparable 2012 periods. Improved results reflect, in part, the return of several workboats to their owners during 2013, reductions in the size of OSG Lightering’s core fleet and increases in higher margin service only business.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TCE revenues	$33,387	$36,160	$112,975	$123,772
Vessel expenses	(11,467)	(15,635)	(32,560)	(47,182)
Charter hire expenses	(9,105)	(34,075)	(40,938)	(96,014)
Depreciation and amortization	(6,857)	(10,874)	(21,169)	(32,434)
Income/(loss) from vessel operations	$5,958	$(24,424)	$18,308	$(51,858)
Average daily TCE rate	$14,373	$9,622	$14,642	$11,092
Average number of owned vessels	17.0	18.0	17.0	18.0
Average number of vessels chartered-in under
operating leases	9.0	23.0	11.6	22.9
Number of revenue days	2,322	3,757	7,716	11,159
Number of ship-operating days:
Owned vessels	1,564	1,656	4,641	4,929
Vessels bareboat chartered-in under operating leases	276	736	824	2,192
Vessels time chartered-in under operating leases	554	1,378	2,330	4,081

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2013 and 2012, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three Months Ended September 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$19,020	$12,626	$12,277	$12,884
Revenue days	183	184	368	184
Handysize Product Carriers:
Average rate	$14,352	$14,197	$8,885	$13,627
Revenue days	1,724	231	2,946	259

Nine Months Ended September 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$18,198	$12,399	$12,937	$12,984
Revenue days	639	546	1,197	447
Handysize Product Carriers:
Average rate	$14,750	$14,198	$10,464	$14,580
Revenue days	5,953	578	8,688	827

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2013, TCE revenues for the International Product Carriers segment decreased by $2,773, or 8% to $33,387 from $36,160 in the third quarter of 2012. This decrease in TCE revenues resulted primarily from a 1,435 day reduction in revenue days driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and thirteen Handysize Product Carriers to their owners between late-December 2012 and mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced daily rate. These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process. Partially offsetting this decrease were period-over-period increases in average daily blended rates earned by both the Handysize and Panamax Product Carrier fleets.

Vessel expenses decreased by $4,168 to $11,467 in the third quarter of 2013 from $15,635 in the third quarter of 2012. The decrease in vessel expenses was primarily a result of a 552 day decrease in bareboat chartered-in and owned days, which resulted principally from the charter rejections discussed above. Average daily vessel expenses also decreased by $302 per day which related to decreases in repair costs and the timing of the delivery of lubricating oils. Charter hire expenses decreased by $24,970 to $9,105 in the third quarter of 2013 from $34,075 in the third quarter of 2012 principally due to the chartered-in redeliveries discussed above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on six additional Handysize Product Carriers and entry into new agreements at lower rates commencing in March 2013. Depreciation and amortization decreased by $4,017 to $6,857 in the third quarter of 2013 from $10,874 in the third quarter of 2012 principally due to reductions in vessel bases that resulted from impairment charges on ten vessels in the segment recorded in the fourth quarter of 2012.

During the first nine months of 2013, TCE revenues for the International Product Carriers segment decreased by $10,797, or 9% to $112,975 from $123,772 in the first nine months of 2012. This decrease in TCE revenues resulted primarily from a period-over-period decrease of 3,443 revenue days, partially offset by an increase in average daily blended rates earned by both the Handysize and Panamax Product Carriers. The decrease in revenue days was driven by the charter rejections discussed above.

Vessel expenses decreased by $14,622 to $32,560 in the first nine months of 2013 from $47,182 in the first nine months of 2012. This change principally reflects a decrease of 1,656 bareboat chartered-in and owned days. Average daily vessel expenses also decreased by $640 per day, primarily as a result of decreases in repair costs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $55,076 to $40,938 in the first nine months of 2013 from $96,014 in the first nine months of 2012 due to the rejected leases referred to above. Depreciation and amortization decreased by $11,265 to $21,169 in the first nine months of 2013 from $32,434 in the first nine months of 2012, as a result of the reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2012.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Other International

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TCE revenues	$1,088	$3,172	$3,095	$9,371
Vessel expenses	10	(684)	(6)	(1,728)
Charter hire expenses	(1,168)	(3,802)	(3,275)	(7,105)
Depreciation and amortization	(548)	(1,381)	(2,202)	(4,462)
Loss from vessel operations	$(618)	$(2,695)	$(2,388)	$(3,924)
Average daily TCE rate	$11,830	$17,237	$11,565	$17,101
Average number of owned vessels	-	1.0	-	1.0
Average number of vessels chartered in under
operating leases	1.0	1.0	1.0	1.0
Number of revenue days	92	184	268	548
Number of ship-operating days:
Owned vessels	-	92	-	274
Vessels time chartered-in under operating leases	92	92	268	274

During the first nine months of 2013, the Company operated one Other International Flag vessel, a Chemical Carrier. On June 28, 2012, the Company entered into an agreement for the sale of its Car Carrier, the Overseas Joyce, which was delivered to its buyers in early October 2012. The Chemical Carrier had been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Carrier commenced a one year time charter-out in August 2012. In the fourth quarter of 2012, the terms of the charter-in were renegotiated, reducing the charter-in rate effective January 1, 2013 and bringing forward the charter expiry to October 2013.

U.S. Flag

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TCE revenues	$101,222	$133,522	$300,840	$309,236
Vessel expenses	(32,884)	(31,146)	(98,596)	(90,348)
Charter hire expenses	(22,793)	(23,157)	(67,650)	(70,284)
Depreciation and amortization	(17,358)	(17,138)	(51,070)	(51,339)
Income from vessel operations	$28,187	$62,081	$83,524	$97,265
Average daily TCE rate	$45,493	$42,833	$45,372	$41,874
Average number of owned vessels	15.0	14.0	15.0	14.0
Average number of vessels chartered in under
operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,225	2,174	6,631	6,420
Number of ship-operating days:
Owned vessels	1,380	1,288	4,095	3,836
Vessels bareboat chartered-in under operating leases	920	920	2,730	2,740

The TCE rates in the table above and the table below for Lightering exclude the impact of the revenue recognized in relation to the September 2012 termination, settlement and replacement agreement with Sunoco discussed below. The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2013 and 2012, between spot and fixed earnings and the related revenue days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$56,476	$-	$53,441
Revenue days	-	1,077	-	1,082
Non-Jones Act Handysize Product Carriers:
Average rate	$23,367	$5,227	$30,741	$-
Revenue days	198	78	183	-
ATBs:
Average rate	$36,267	$33,522	$32,400	$24,961
Revenue days	47	642	330	303
Lightering:
Average rate	$66,289	$-	$41,718	$-
Revenue days	183	-	276	-

  Nine Months Ended September 30,

	2013		2012
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$55,733	$46,448	$52,290
Revenue days	-	3,222	34	3,173
Non-Jones Act Handysize Product Carriers:
Average rate	$24,525	$5,227	$26,496	$-
Revenue days	710	78	531	-
ATBs:
Average rate	$32,508	$32,192	$28,431	$25,053
Revenue days	310	1,757	1,532	347
Lightering:
Average rate	$66,516	$-	$43,650	$-
Revenue days	554	-	802	-

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2013, TCE revenues for the U.S. segment decreased by $32,300, or 24%, to $101,222 from $133,522 in the third quarter of 2012. This decrease reflects the impact of the September 1, 2012 termination, settlement and replacement agreement with Sunoco discussed above, partially offset by the continued improvement of the fundamentals in the U.S. Flag market, including the replacement of time charters on the Handysize Product Carriers that have expired since the third quarter of 2012 with time charters at or above expiring rates, and the Company’s ATBs, which operated in the spot market for approximately 52% of their revenue days during the third quarter of 2012, were primarily employed on time charters at attractive rates during the third quarter of 2013.

U.S. Flag vessel expenses increased by $1,738 to $32,884 in the third quarter of 2013 from $31,146 in the third quarter of 2012, primarily due to an increase in average daily vessel expenses of $191 per day, which resulted from higher repair costs as well as the timing of the delivery of stores and spares. The decrease in the subsidy received by the Company’s vessels in the U.S. Maritime Security Program (the “Program”), as discussed further below, also contributed to this increase in average daily vessel expenses.

During the first nine months of 2013, TCE revenues for the U.S. segment decreased by $8,396, or 3%, to $300,840 from $309,236 in the first nine months of 2012. The decrease was attributable to the impact of the Sunoco agreement discussed above, offset to a large degree by the strong rate environment in the U.S. Flag market noted above.

Vessel expenses increased by $8,248 to $98,596 in the first nine months of 2013 from $90,348 in the first nine months of 2012, principally due to an increase in average daily vessel expenses of $707 per day, reflecting a decrease in the subsidy received under the Program, higher repair costs as well as the timing of the delivery of stores and spares. Charter hire expenses decreased by $2,636 to $67,650 in the first nine months of 2013 from $70,284 in the first nine months of 2012, reflecting the lower current period amortization of capitalized leasehold improvements referred to above.

Two reflagged U.S. Flag Product Carriers participate in the Program, which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy, which was $3.1 million in 2012 that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025. The Company is scheduled to receive $3.1 million per year for each vessel from 2013 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025. Our ships in the Program received approximately 85% of their normal monthly stipend in August 2013 and none in September 2013, an aggregate reduction of $595, because of the effect of sequestration on the U.S. federal budget. We cannot predict to what extent these payments will continue.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the third quarter of 2013, general and administrative expenses increased by $1,102 to $23,117 from $22,015 in the third quarter of 2012 principally due to the following:

•
an increase in compensation and benefits for shore-based staff of approximately $3,132 principally attributable to reductions in management fees paid by the commercial pools for which the Company is the commercial manager and certain bankruptcy related incentive programs approved by the Bankruptcy Court in late-March 2013; and

•	higher Directors and Officers liability insurance costs of $448.

These increases were partially offset by reductions in travel and entertainment and rent related expenses aggregating $916, and lower audit related fees, and legal and consulting expenses not included in reorganization items in the accompanying financial statements aggregating $1,765.

For the nine months ended September 30, 2013, general administrative expenses increased by $2,933 to $69,172 from $66,239 for the same period in 2012 principally due to the following:

•
an increase in compensation and benefits for shore-based staff of approximately $4,087 principally attributable to reductions in management fees paid by the commercial pools for which the Company is the commercial manager and certain bankruptcy related incentive programs approved by the Bankruptcy Court in late-March 2013;

•	higher Directors and Officers liability insurance costs of $1,368; and
•	unfavorable changes in foreign currency exchange rates of $417.

These increases were partially offset by reductions of travel and entertainment and rent related expenses aggregating $871, and lower audit related fees, and legal and consulting expenses not included in reorganization items in the accompanying financial statements aggregating $1,172.

Equity in Income of Affiliated Companies:

During the third quarter of 2013, equity in income of affiliated companies decreased by $202 to $9,667 from $9,869 in the third quarter of 2012. During the first nine months of 2013, equity in income of affiliated companies increased by $8,352 to $30,530 from $22,178 in the nine months ended September 30, 2012. The change for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was principally attributable to an increase in charter hire revenue earned on the FSO Africa due to the commencement of a new service contract with MOQ on October 1, 2012 and lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. This increase was partially offset by the inclusion in the third quarter of 2012 (the Company’s share of which was $4,103) of the retroactive portion of an increase in the operating expense component of charter hire rates on the LNG vessels. The Company’s share of the mark-to-market gains or losses recognized in equity in income from affiliated companies were losses of $424 and $818 for the three months ended September 30, 2013 and 2012, respectively and gains of $316 and losses of $2,218 for the nine months ended September 30, 2013 and 2012, respectively.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2013 and 2012.

Three Months Ended September 30,

	2013		2012
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term
charters	184	49.9%	175	49.9%
FSOs operating on long-term charter	92	50.0%	92	50.0%
	276		267

Nine Months Ended September 30,

	2013		2012
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term
charters	546	49.9%	530	49.9%
FSOs operating on long-term charter	273	50.0%	274	50.0%
	819		804

Interest Expense:

The components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest before impact of swaps and capitalized
interest	$3	$21,681	$322	$63,395
Impact of swaps	-	1,893	-	5,819
Capitalized interest	-	(260)	-	(806)
Interest expense	$3	$23,314	$322	$68,408

Interest expense decreased from $23,314 in the third quarter of 2012, primarily as a result of the commencement of the Chapter 11 Cases. Because interest on the Company’s secured and unsecured debt subsequent to the Petition Date is not expected to be an allowed claim, the Company ceased accruing interest on such debt. For the three months ended September 30, 2013, interest expense of $17,268, including $504 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

Interest expense was $322 in the first nine months of 2013 compared with $68,408 in the nine months of 2012, primarily as a result of the commencement of the Chapter 11 Cases. For the nine months ended September 30, 2013, interest expense of $52,113, including $1,748 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Taxes:

The income tax provisions for the three months ended September 30, 2013 and 2012 and the income tax benefits for the nine months ended September 30, 2013 and 2012 were based on the pre-tax results of the Company’s U.S. subsidiaries operations and certain implications of the co-obligor borrowings and intercompany balances. Beginning in the first quarter of 2013, a vessel that was previously part of the U.S. tonnage tax regime no longer qualified for the tax exclusion as part of the tonnage tax regime. As a result of this change in its tax status, deferred tax assets of $5,261 were recognized as part of the income tax benefit for the nine months ended September 30, 2013.

Significant judgment is required in determining the provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. OSG is regularly under audit by tax authorities and tax years ended 2003 through 2012 are currently being audited by the IRS. Although management believes that its tax estimates are reasonable, the final determination of tax audits could be materially different from the historical income tax provisions and accruals. The results of an audit could, therefore, have a material effect on the Company’s financial statements in the period or periods for which that determination is made.

EBITDA:

EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income/(loss)	$960	$(25,786)	$(190,949)	$(115,341)
Income tax provision/(benefit)	1,947	105	(5,787)	(278)
Interest expense	3	23,314	322	68,408
Depreciation and amortization	44,168	50,819	130,311	150,432
EBITDA	$47,078	$48,452	$(66,103)	$103,221

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital:

Working capital at September 30, 2013 was approximately $361,000 compared with $316,000 at December 31, 2012. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits, receivables and short-term investments. Approximately 30% of cash on hand at September 30, 2013 is held by the Company’s foreign subsidiaries. The positive working capital position at September 30, 2013 and December 31, 2012 reflects the accounting principles applicable to companies operating under bankruptcy protection.

Net cash provided by operating activities in the first nine months of 2013 was $102,426 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2013) compared with $37,258 provided by operating activities in the first nine months of 2012.

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

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $286,403 for uncertain tax positions that we believe are likely to be settled during 2013. Additionally, we have a noncurrent reserve of approximately $21,520 for other uncertain tax positions and we are uncertain if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

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

As of September 30, 2013, we had approximately $570.6 million of cash and cash equivalents on hand compared with $507.3 million as of December 31, 2012. The increase from December 31, 2012 to September 30, 2013 primarily reflects net cash provided by operating activities of $102,426 for the nine months ended September 30, 2013 compared with net cash used in operating activities for the three months ended December 31, 2012, as payments to critical suppliers accelerated during the fourth quarter of 2012 due to the temporary withdrawal of credit by vendors due to their concerns with respect to the Bankruptcy process.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it is in bankruptcy as of September 30, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded as of September 30, 2013 for the remaining undistributed, previously untaxed earnings.

Debt Facilities

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of September 30, 2013. Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, in accordance with ASC 852. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

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

For the nine months ended September 30, 2013, interest expense of $10,930, including $236 relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

For the nine months ended September 30, 2013, interest expense of $31,770, including $1,101 relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

Secured Loan Facilities

On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of September 30, 2013, 15 vessels representing approximately 29% of the net book value of the Company’s vessels, are pledged as collateral under term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under the two secured term loans as the minimum loan-to-value ratios approximated 84% and 86%, respectively, for the loans maturing in 2020 and 2023.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OIN, a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the Export-Import Bank of China (“CEXIM”), the Company’s continued use of the cash collateral for the ongoing operation and maintenance of the vessels securing the term loan agreements. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders certain legal costs, (iv) to pay the secured lenders current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements. Adequate Protection Interest Payments disbursed during the nine months ended September 30, 2013 amounted to $12,186 and such amounts were classified as reductions in outstanding principal.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. For the nine months ended September 30, 2013, interest expense of $9,413, including $411 relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

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

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of September 30, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Off-Balance Sheet Arrangements

As of September 30, 2013, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $961,729 of which $758,980 was nonrecourse to the Company.

MOQ awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $202,749 was outstanding under this facility as of September 30, 2013, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013, the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to payment in seven quarterly installments of $6,250, with the first installment due November 30, 2013 and a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued 50% guarantees. The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions covering notional amounts aggregating $304,472 as of September 30, 2013, pursuant to which it pays fixed rates of approximately 3.9% and receives floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017.

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

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,000 cbm LNG Carriers. Upon delivery in 2007 and 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QGII”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is non recourse to the partners and partner contributions. The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions covering notional amounts aggregating approximately $735,909 as of September 30, 2013, pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. These agreements have maturity dates ranging from July to November 2022.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2013 follows:

	Balance of					Beyond
	2013	2014	2015	2016	2017	2017	Total
Unrecognized tax benefits,
including interest(1)	$286,403	$-	$-	$-	$-	$-	$286,403
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations(3)
Bareboat Charter-ins	22,695	93,422	97,816	99,039	98,219	204,519	615,710
Time Charter-ins	11,240	26,699	21,916	921	-	-	60,776
Construction contracts(4)	13,455	10,089	-	-	-	-	23,544
Total	$333,793	$130,210	$119,732	$99,960	$98,219	$204,519	$986,433

(1)
The unrecognized tax benefits, including interest, relate to issues currently under examination by taxing authorities, or which it is reasonable to believe that settlement will occur during 2013. In addition to the obligations in the table above, approximately $21,520 of unrecognized tax benefits have also been recorded as liabilities and we are uncertain about if or when such amounts may be settled.

(2)
As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company's secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.

(3)
As of September 30, 2013, the Company had charter-in commitments for 23 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

Risk Management:

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent, to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. As such, the outstanding obligations under said agreements, including accrued interest, were reclassified to Liabilities Subject to Compromise on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Controls and Procedures

Changes in Internal Control over Financial Reporting

As described below under “Remediation of Previously Identified Material Weaknesses,” there have been changes in the Company’s internal control over financial reporting during the three months ending September 30, 2013 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As reported and further described in the 2012 Form 10-K, the Company’s management identified material weaknesses in its internal control over financial reporting related to its accounting for income taxes and the valuation of interest rate swap derivative contracts of certain of the Company’s equity method investees. Specifically, the Company had insufficient processes to (i) identify and evaluate adequately the income tax accounting of Section 956 including with regards to certain provisions of credit agreements involving domestic and international entities within the Company and (ii) provide reasonable assurance that any potential income tax consequences related to Section 956 were brought to the attention of the Company’s Audit Committee, Board or independent registered public accounting firm on a timely basis. With respect to the valuation of interest rate swap derivative contracts, the Company did not consider credit enhancements when assessing the credit risk of the Company as required by GAAP. As a result of these material weaknesses, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of such date, due to the material weakness in the Company’s internal control over financial reporting, relating to accounting for income taxes, to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Identified Material Weaknesses

As discussed in its Form 10-Q for the quarter ended June 30, 2013, the Company implemented revisions to its procedures to provide reasonable assurance that interest rate swap valuation methods applied by the Company properly account for credit enhancements when assessing the Company’s credit risk. The Company concluded  that the actions it has taken, including the implementation and testing of the revised procedures, have remediated, as of September 30, 2013, its material weakness in internal control over financial reporting relating to the valuation of interest rate swaps.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the three months ended September 30, 2013, the Company has continued its efforts to address the material weaknesses in its internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures relating to accounting for income taxes. During the three months ended September 30, 2013, the Company has implemented:

•	A tax, legal and financial review and approval process for credit agreements and other material contracts;
•
Changes in the resources and technical expertise of the tax function, including the appointment of an external global tax advisor responsible for tax compliance, tax planning and material contract reviews for all tax jurisdictions;.

•
Additional processes requiring the monthly review of intercompany transactions to determine if balances are being settled in accordance with applicable intercompany settlement policies and to determine  that exceptions are given appropriate income tax consideration; and

•	A quarterly tax oversight meeting chaired by the CFO and other key members of the Company’s financial and legal reporting teams.

The Company is also planning training initiatives for all relevant employees affected by revisions to its policies and procedures as well as specialized training with respect to tax considerations for relevant employees, and the development of additional procedures to be followed in connection with providing information regarding income tax issues to the Company’s Audit Committee, Board and independent registered public accounting firm.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act of 1933 (the “Securities Act”) against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company has not sought such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act. On October 10, 2013, the plaintiffs re-pleaded their Exchange Act claims against the former President and former Chief Financial Officer in a second amended complaint. The defendants’ deadline to answer or otherwise respond to the second amended complaint is November 9, 2013.

On November 13, 2012, the Company received from the staff of the SEC a request for documents relating to the statements in the Company’s October 22, 2012 Form 8-K, to which the Company has responded. On January 29, 2013, the SEC issued a formal order of private investigation of the Company. The Company intends to continue to cooperate fully with the SEC’s investigation.

On July 16, 2013, the Company received notification through its compliance reporting system that possible pollution violations from one of its Marshall Islands-flagged vessels had occurred. The report alleged that there had been improper discharges of bilge holding tank contents directly overboard and not, as required by Company policies and law, through the installed Oily Water Separator or to shore side reception facilities.

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

Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of September 30, 2013.

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

See Exhibit Index on page 83.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 8, 2013	/s/ Robert E. Johnston
Robert E. Johnston
Chief Executive Officer and President

Date: November 8, 2013	/s/ Ian T. Blackley
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

Page 81