Form 10-K
period 2013-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2014-03-13
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from U                       U to U                    U.

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2637623
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1301 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second quarter, was $103,129,000, based on the closing price of $4.15 per share on the OTC  market on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.)

As of March 3, 2014, 30,677,595 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I
Item 1.	Business	1
	Overview and Recent Developments	1
	Forward-Looking Statements	7
	Business Strategy	8
	Operations	9
	Competition	13
	Iran Sanctions Related Disclosure	14
	Environmental and Security Matters Relating to Bulk Shipping	15
	Insurance	23
	Taxation of the Company	24
	Glossary	25
	Available Information	29
Item 1A.	Risk Factors	29
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	47
Item 3.	Legal Proceedings	48
Item 4.	Mine Safety Disclosures	49

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
Item 6.	Selected Financial Data	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	79
Item 8.	Financial Statements and Supplementary Data	80
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	147
Item 9A.	Controls and Procedures	147
Item 9B.	Other Information	148

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	149
Item 11.	Executive Compensation	154
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	183
Item 13.	Certain Relationships and Related Transactions, and Director Independence	188
Item 14.	Principal Accounting Fees and Services	190

PART IV
Item 15.	Exhibits, Financial Statement Schedules	191
Signatures		196

ii

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc. (“OSG” or the “Company”) is engaged primarily in the ocean transportation of crude oil and petroleum products. At December 31, 2013, the Company owned or operated a fleet of 89 double-hulled vessels (totaling an aggregate of 8.7 million deadweight tons and 864,800 cubic meters [“cbm”]) of which 65 vessels operated in the international market and 24 operated in the U.S. Flag market. At December 31, 2013, OSG’s newbuilding program of owned vessels consisted of one International Flag vessel, bringing the Company’s total owned, operated and newbuild fleet to 90 double-hulled vessels. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “—Operations—Fleet Summary,” as well as on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

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

Reorganization under Chapter 11

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court (the “Bankruptcy Filing”) for the District of Delaware (the “Bankruptcy Court”). These cases are being jointly administered under the caption In re Overseas Shipholding Group, Inc. et al., Case No. 12 – 20000 (PJW) (the “Chapter 11 Cases”). In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “OSG,” the “Company,” “we,” “us,” and “our” refer to the Debtors.

The Bankruptcy Filing is intended to permit OSG to reorganize and increase liquidity, resolve material tax and other claims and emerge with a stronger balance sheet. The Debtors’ goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the OSG consolidated financial statements, which do not give any effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

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

1	Overseas Shipholding Group, Inc.

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file its quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in an event of default or otherwise triggered repayment obligations under certain of the Debtors’ outstanding debt instruments. Further, such defaults and repayment obligations resulted in events of default and/or termination events under certain other agreements to which the Debtors are party. Under the Bankruptcy Code, however, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to otherwise exercise control over the property of the Debtors’ estate.

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

Between December 31, 2012 and April 2013, the Bankruptcy Court issued orders approving the Company’s rejection of leases on 25 chartered-in International Flag vessels. The Company entered into new charter agreements with owners of eight of these vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were approved as amended pursuant to orders of the Bankruptcy Court, at lower rates.  One Suezmax and one Handysize Product Carrier were redelivered to owners in December 2012. An additional fifteen vessels (11 Handysize Product Carriers, two Panamax Product Carriers, one Suezmax and one Aframax) were redelivered to their owners during the four months ended April 30, 2013.

Additionally, in April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its former corporate headquarters office space.

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

Reorganization Plan

In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Debtors to emerge from Chapter 11 as a reorganized entity operating in the ordinary course of business outside of bankruptcy. In connection with the reorganization plan, the Company also may require new credit facilities or “exit financing”. The Company’s ability to obtain such approval and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations, events and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

On December 19, 2013, the Bankruptcy Court entered an order to extend the period of time that the Debtors have the exclusive right to file a plan of reorganization and disclosure statement with the Bankruptcy Court through and including February 28, 2014. On February 21, 2014, the Debtors filed a motion requesting that the Bankruptcy Court extend the exclusive period to file a plan of reorganization through and including March 31, 2014 and the exclusive period to solicit acceptances thereof through and including June 30, 2014. That motion was granted without a hearing by order dated March 6, 2014. The reorganization plan is subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court.

2	Overseas Shipholding Group, Inc.

On February 12, 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the lenders (the “Consenting Lenders”) holding an aggregate of approximately 60% of amounts outstanding under the Company’s $1.5 billion unsecured revolving credit agreement, dated as of February 9, 2006 (as amended, the “Unsecured Revolving Credit Facility”). The Plan Support Agreement requires the Consenting Lenders to support and vote in favor of a proposed plan of reorganization of the Debtors (the “Plan”) consistent with the terms and conditions set forth in the term sheet attached as an exhibit to and incorporated into the Plan Support Agreement (as amended, the “Term Sheet”).

As a result of additional lenders acceding to the Plan Support Agreement, as of February 27, 2014, lenders holding approximately 72% of amounts outstanding under the Unsecured Revolving Credit Facility are now Consenting Lenders. On February 27, 2014, the Debtors and the Consenting Lenders entered into an amendment to the Plan Support Agreement (the “Amendment”). The Amendment increases the amount to be raised by the Company through the rights offering and exit financing contemplated by the Plan Support Agreement as further described below.

The Term Sheet, provides, among other things, that pursuant to the Plan, creditors’ allowed non-subordinated claims against the Debtors other than claims under the Unsecured Revolving Credit Facility, will be paid in full, in cash, including post-petition interest, and holders of equity interests and claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of shares of one class of common stock, par value $0.001 per share issued by reorganized OSG (the “Reorganized OSG Stock”) and warrants with an exercise price of $0.01 issued by reorganized OSG to holders of claims that do not comply with the Jones Act citizenship requirements but are otherwise entitled to receive Reorganized OSG Stock under the plan (the “Reorganized OSG Jones Act Warrants”) valued at $61.4 million, subject to dilution on account of a management and director incentive program and the Rights Offering (as defined below). Under the Plan reflected in the Term Sheet, holders of claims arising out of the Unsecured Revolving Credit Facility will receive their pro rata share of stock and warrants of the reorganized OSG. In addition, the Term Sheet provides that under the Plan, the 7.50% unsecured senior notes due in 2024 issued by OSG and the 8.125% unsecured senior notes due in 2018 issued by OSG (collectively the “Unsecured Senior Notes”) will be reinstated, following payment of outstanding interest.

The Term Sheet further provides that pursuant to the Plan, the Company will raise $300 million through a rights offering (the “Rights Offering”) of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants to the holders of claims arising out of the Unsecured Revolving Credit Facility, which Rights Offering will be back-stopped by the Consenting Lenders or their designees. The Plan further contemplates that the Company will raise $735 million in secured exit financing. The proceeds of the Rights Offering and such exit financing will enable the Debtors to satisfy the secured claims of Danish Ship Finance (“DSF”) and the Export-Import Bank of China (“CEXIM”) in full, in cash. As a result, the Debtors have withdrawn their previously-announced motion for authorization to sell the vessels over which CEXIM has security interests. The Plan Support Agreement, as amended, remains subject to the approval of the Bankruptcy Court.

On February 28, 2014, the Debtors and the Consenting Lenders (each Consenting Lender, a “Commitment Party”) entered into an equity commitment agreement dated February 28, 2014 (the “Equity Commitment Agreement”) setting forth, among other things, the terms of the Rights Offering. Under the Rights Offering, each lender who is the beneficial owner of claims arising out of the Unsecured Revolving Credit Facility as of the date specified in the procedures with respect to the Rights Offering (the “Rights Offering Procedures”, the form of which are set forth in the Equity Commitment Agreement) that are approved by the Bankruptcy Court (each such lender, an “Eligible Participant”) will be offered the right to purchase up to its pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants for $19.51 per share or warrant. Each Eligible Participant will also be offered the right to purchase Reorganized OSG Stock and Reorganized OSG Jones Act Warrants in an oversubscription rights offering, subject to certain limitations and caps, in the event that other Eligible Participants do not elect to purchase their pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants in connection with the Rights Offering (such rights, the “Unsubscribed Rights”). To ensure that OSG raises $300 million in connection with the Rights Offering, the Equity Commitment Agreement further provides that each Commitment Party has committed to subscribe for any Unsubscribed Rights in proportion to its Subscription Commitment Percentage (as defined in the Equity Commitment Agreement). Subject to Bankruptcy Court’s approval, in consideration for entering into this commitment, the Commitment Parties will receive (i) a fee paid promptly following the effective date of the Plan allocated among the Commitment Parties, at each Commitment Party’s option, either in the form of (x) shares or warrants of reorganized OSG, equal to 5% of the aggregate amount raised in the Rights Offering or (y) the cash equivalent thereof and (ii) reimbursement of all reasonably documented out-of-pocket costs and expenses. If the transactions contemplated by the Equity Commitment Agreement are consummated, OSG will use the proceeds of the sale of the Reorganized OSG Stock and Reorganized OSG Jones Act Warrants to fund payments under the Plan. Among other things, these proceeds will enable the Debtors to retain the vessels pledged to secure the claims of CEXIM and DSF, which claims will be repaid in full in cash.  The Equity Commitment Agreement remains subject to the approval of the Bankruptcy Court.

The Consenting Lenders may terminate the Plan Support Agreement under certain circumstances, including, but not limited to, if the Debtors fail to achieve certain milestones for seeking confirmation and effectiveness of the Plan within certain time periods specified in the Plan Support Agreement including, inter alia, filing a Plan and disclosure statement with the Bankruptcy Court by March 7, 2014, the entry of an order by the Bankruptcy Court approving the disclosure statement by May 16, 2014 and the entry of an order by the Bankruptcy Court confirming the Plan by June 20, 2014.

The Debtors may terminate the Plan Support Agreement under certain circumstances, including, but not limited to, if the Debtors, in the exercise of their fiduciary duty, (i) reasonably determine that the Plan is not in the best interests of the Debtors’ estates or (ii) receive an unsolicited proposal for an alternative plan that the Debtors reasonably determine to be more favorable to the Debtors’ estates than the Plan.

Chief Reorganization Officer

In connection with the Chapter 11 Cases, the Debtors engaged Mr. John J. Ray III of Greylock Partners LLC as Chief Reorganization Officer to assist in the development, implementation and execution of the Company’s reorganization plan.

3	Overseas Shipholding Group, Inc.

Bankruptcy Reporting Requirements

As a result of the commencement of the Chapter 11 Cases, the Debtors are now required to file various documents with, and to provide certain information to, the Bankruptcy Court and other parties, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports. Such materials have been and will be prepared according to requirements of applicable bankruptcy law. While the Debtors believe these materials provide then current information required under the Bankruptcy Code or orders of the Bankruptcy Court, they are nonetheless unaudited and prepared in a format different from that used in the Debtors’ consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under securities laws. Certain of this financial information may be prepared on an unconsolidated basis. Accordingly, the Debtors believe that the substance and format of these materials do not allow meaningful comparison with their regularly publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Debtors’ securities, or claims against the Debtors, or for comparison with other financial information filed with the Securities and Exchange Commission (“SEC”).

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

Pre-petition Claims

On February 27, 2013, the Debtors filed schedules of their assets and liabilities existing as of the commencement of the Chapter 11 Cases with the Bankruptcy Court. In April 2013, the Bankruptcy Court set May 31, 2013 as the general bar date (the date by which most persons that wished to assert a pre-petition claim against the Debtors had to file a proof of claim in writing). The Debtors are evaluating the claims that were submitted and investigating unresolved proofs of claim. Liabilities Subject to Compromise, as provided in the accompanying consolidated financial statements and in this Annual Report on Form 10-K, represents the Debtors’ current estimate of claims expected to be allowed by the Bankruptcy Court. Currently, the Debtors cannot provide assurance relating to the value of the claims that the Bankruptcy Court will allow or the priorities in which such claims will be allowed because their evaluation, investigation and reconciliation of the filed claims is not complete.

Income Tax Matters

On February 11, 2013, the Internal Revenue Service (“IRS”) filed its original claim with the Bankruptcy Court in the aggregate liquidated amount of $463,013 in taxes and interest. On December 19, 2013, the IRS amended and reduced this claim to $264,278 in taxes and interest.  On January 21, 2014, the IRS amended this December 19, 2013 claim to adjust for a computational error in calculating the interest thereby reducing the claim to $255,760.  See Note 14, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information with respect to amounts reflected in the financial statements as of December 31, 2013.

4	Overseas Shipholding Group, Inc.

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

Effective on November 14, 2012, the Company began to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. The FASB’s provisions require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business have been reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheets as of December 31, 2013 and 2012 distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 11, “Debt,” to the accompanying consolidated financial statements, the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities (as defined in the table below) have priority over our unsecured creditors. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise on the Company’s accompanying consolidated balance sheets as of December 31, 2013 and 2012. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items must be disclosed separately.

5	Overseas Shipholding Group, Inc.

Defaults under Outstanding Debt Instruments

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file its quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in an event of default or otherwise triggered repayment obligations and/or resulted in a termination event under a number of instruments and agreements relating to the debt of the Company including:

•
$1,489,000 of unsecured indebtedness under the Unsecured Revolving Credit Facility, governed by a credit agreement dated February 9, 2006 (as amended), among OSG, OSG Bulk Ships, Inc. (“OBS”), OSG International , Inc. (“OIN”)  and DnB Nor Bank ASA, New York branch, as administrative agent, which matured in February 2013;

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
•
$311,751 outstanding principal balance of secured indebtedness under a term loan facility dated August 10, 2009 (as amended) among various Debtor operating subsidiaries as borrowers, OSG as guarantor and CEXIM, as agent, which matures in 2023;

•
$266,936 outstanding principal balance of secured indebtedness under a term loan facility dated as of August 28, 2008 (as amended) among various Debtor operating subsidiaries as borrowers, OSG, OBS, OIN and Rosalyn Tanker Corporation as guarantors, and DSF, as agent and security trustee, of which OSG has guaranteed up to fifty percent of the borrowers’ liabilities, which matures in 2020 (collectively with the CEXIM secured term loan facility described above, the “Secured Loan Facilities”); and

•
$900,000 unsecured forward start revolving credit agreement dated as of May 26, 2011 among OSG, OBS, OIN and DnB Nor Bank ASA, New York branch, as administrative agent, under which the Company would have been able to draw on beginning on February 8, 2013 (the “Unsecured Forward Start Revolving Credit Agreement”).

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

Risks and Uncertainties

OSG’s ability, both during and after the Bankruptcy Court proceedings, to continue as a going concern is contingent upon, among other things, OSG’s ability to (i) develop a plan of reorganization and obtain required creditor acceptances and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sufficient to meet the Company’s future obligations. The Company believes the consummation of a successful restructuring under the Bankruptcy Code is critical to its continued viability and long-term liquidity. While OSG is working towards achieving these objectives through the Chapter 11 reorganization process, there can be no certainty that OSG will be successful in doing so.

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors.”

6	Overseas Shipholding Group, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward looking statements, including the Company’s ability to emerge from the Chapter 11 Cases; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure, including to implement the outsourcing of the technical and commercial management of its International Flag fleet. the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources; increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; trading risk associated with Forward Freight Agreements (“FFAs”); unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Annual Report on Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

7	Overseas Shipholding Group, Inc.

BUSINESS STRATEGY

OSG is committed to providing safe, reliable transportation services to its customers while ensuring the safety of its crews, vessels and the environment.

Technical Management and Outsourcing

Historically, OSG’s global fleet operations have been managed on an integrated basis according to whether they are used in international or domestic shipping: International Flag, consisting of crude and products shipping, and U.S. Flag. In addition to regular maintenance and repair, across segments, crews onboard each vessel and shore side personnel are responsible for ensuring that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard.

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the Company’s Safety Management System (“SMS”). The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code” promulgated by the IMO and the International Standards Organization (“ISO”) ISO 9001 (Quality Management) and ISO 14001 (Environmental Management).

The Company recruits, hires and trains the crews on its vessels. OSG’s mandatory training and education requirements exceed the IMO Standards of Training, Certification and Watchkeeping (“STCW”). OSG believes its ability to provide professional development for qualified crew is necessary in a market where skilled labor shortages are expected to remain a challenge.

The fleet is supported by shore side operations that include fleet managers, marine and technical superintendents, purchasing and marine insurance staff, security officers, crewing and training personnel and safety, quality and environmental (“SQE”) personnel. OSG has an open reporting system whereby seafarers can anonymously report possible violations of Company policies and procedures. All open reports are investigated and appropriate actions are taken as needed.

Following a thorough internal analysis and outside consultation regarding the best way to improve the returns from their international operations, in January 2014, the Debtors resolved to reformulate the business plans for their International Flag segment to outsource the technical management of that fleet (the “Outsourcing”).  This decision was taken in light of both the decreasing size of the Debtors’ fleet, largely as a result of charter rejections consummated through the bankruptcy process, and the potential savings in overhead and other expenses that could not otherwise be achieved.  The Debtors also determined that outsourcing technical management of its International Flag fleet to a third party specializing in such services would improve efficiency and position the Debtors for increased profitability by allowing the third party manager to focus solely on technical managerial functions while reducing the costs and internal resources that the Debtors’ would otherwise be required to invest in such functions.

After narrowing the field of potential candidates, the Debtors requested and received formal written proposals, and conducted interviews, with several ship management companies.  Following this process, V.Ships UK Limited (“V.Ships”) was selected.  The Debtors selected V.Ships on the basis of its competitive pricing, broad scope of services, strong reputation for high-quality ship management, track record of safe vessel operation and environmental compliance, cultural fit with OSG, and expected ability to effect a rapid and smooth transition.

In early 2014, the Debtors and certain of their non-Debtor affiliates executed a number of agreements with V.Ships, subject to court approval, for technical management of OSG’s International Flag fleet and related services.  These included (i) 33 substantively identical individual ship management agreements assigning technical management responsibilities to V.Ships for each of the 33 vessels in the Debtors’ International Flag fleet, and (ii) one transition services agreement, encompassing the entire fleet, specifying the terms and conditions of the transition of technical management functions for the Debtors’ International Flag fleet to V.Ships (the “Transition”).  On February 3, 2014, the Court authorized entry into these agreements.  In the Motion, the Debtors reserved the right to seek additional authorization for parallel technical management agreements for the fifteen vessels subject to security interests of DSF and CEXIM. On February 27, 2014, the Debtors filed motions seeking authorization for entry into such agreements with V.Ships, in the case of the CEXIM vessels, and with its affiliate, International Tanker Management, in the case of the DSF vessels.

8	Overseas Shipholding Group, Inc.

The Company’s U.S. Flag business will continue with its historical strategy of performing the technical management of its vessel fleet.

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

Pursuant to the technical management outsourcing strategy described above, the International Flag business, which has a strong history of pool participation, will now utilize third-party managed pools as the principal commercial strategy for its vessels. As of December 31, 2013, OSG participated in four pools: Tankers International (“TI”), Aframax International (“AI”), Panamax International (“PI”) and Clean Products International (“CPI”). For more information on the pools, see “—Operations—International Fleet Operations.”

Customers

OSG’s customers include major independent and state-owned oil companies, oil traders, refinery operators and U.S. and international government entities.

Employees

As of December 31, 2013, the Company had approximately 2,860 employees comprised of 2,530 seagoing personnel and 330 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 632 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2015 and June 2020. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs. The Company also has collective bargaining agreements with seven other maritime unions covering 1,755 seagoing personnel employed on the Company’s International Flag vessels. These agreements are in effect through December 2014.

In connection with the planned technical management outsourcing and commercial pool participation strategy described above, 222 shore-side positions in the Newcastle and London, United Kingdom; Athens, Greece; Manila, Philippines; Singapore; New York, New York; and Houston, Texas offices were identified as redundant. Management expects the reduction in force to occur throughout 2014 as the transition to V. Ships and third-party managed commercial pools progresses.

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

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2013, and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes and reorganization items, as reported in the consolidated statements of operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

9	Overseas Shipholding Group, Inc.

Charter Types

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 52% of the Company’s TCE revenues in 2013, 64% in 2012 and 65% in 2011. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces such as local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use and the levels of seaborne and shore-based inventories of crude oil and refined products. Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters, as heating oil consumption increases, and increased demand for gasoline prior to the summer driving season in the U.S. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards.

Time and Bareboat Charter Market

The Company’s U.S. Flag tanker fleet, the LNG fleet and the two FSOs currently include a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter is uncertain and subject to market conditions at such time. Time and bareboat charters constituted 48% of the Company’s TCE revenues in 2013, 36% in 2012 and 35% in 2011. For the U.S. Flag fleet, spot rates began to increase in 2012 due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. Shale Oil. As a result, all of the Product Carriers and the non-Lightering ATBs in the U.S. Flag fleet had been fixed on time charters as of December 31, 2013.

10	Overseas Shipholding Group, Inc.

Fleet Summary

As of December 31, 2013, OSG’s operating fleet consisted of 89 vessels, 67 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in may be Bareboat Charters or Time Charters. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception. Additional information about the Company’s fleet, including its ownership profile, is set forth on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report on Form 10-K.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2013
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt
Operating Fleet
FSO	2	1.0	-	-	2	1.0	864,046
VLCC and ULCC	11	11.0	-	-	11	11.0	3,488,132
Suezmax	-	-	1	0.9	1	0.9	158,484
Aframax	6	6.0	2	2	8	8.0	901,154
Panamax	9	9.0	-	-	9	9.0	626,834
Lightering	3	3.0	-	-	3	3.0	302,617
Total International Flag Crude Tankers	31	30.0	3	2.9	34	32.9	6,341,267
LR1	4	4.0	-	-	4	4.0	297,681
MR (1)	14	14.0	9	9	23	23.0	1,202,663
Total International Flag Product Carriers	18	18.0	9	9	27	27.0	1,500,344
Total Int’l Flag Operating Fleet	49	48.0	12	11.9	61	59.9	7,841,611
Handysize Product Carriers(2)	4	4.0	10	10	14	14.0	561,117
Non-Lightering ATBs	8	8.0	-	-	8	8.0	226,064
Lightering ATBs	2	2.0	-	-	2	2.0	91,112
Total U.S. Flag Operating Fleet	14	14.0	10	10.0	24	24.0	878,293
LNG Fleet	4	2.0	-	-	4	2.0	864,800
Total Operating Fleet	67	64.0	22	21.9	89	85.9	8,719,904
							and
							864,800 cbm
Newbuild Fleet

International Flag Aframax(3)	1	1.0	-	-	1	1.0	113,000
Total Newbuild Fleet	1	1.0	-	-	1	1	113,000
Total Operating & Newbuild Fleet	68	65.0	22	21.9	90	86.9	8,832,904
							and
							864,800 cbm

(1)	Includes one International Flag Product Carrier that is owned by a U.S. domiciled subsidiary and included in the U.S. Flag segment.
(2)	Includes two owned shuttle tankers, and two owned U.S. Flag Product Carriers that trade internationally.
(3)	The newbuild Aframax, which is a coated LR2, is scheduled for delivery in the second quarter of 2014.

11	Overseas Shipholding Group, Inc.

International Fleet Operations

Crude Oil Tankers
International Crude Tankers is one of the Company’s reportable business segments. OSG’s crude oil fleet is comprised of most major crude oil vessel classes and includes a fleet of three International Flag Lightering vessels that trade primarily in the U.S. Gulf of Mexico. As part of its strategy to enhance vessel utilization and TCE revenues, the Company has placed its VLCC, Aframax tankers and a number of Panamax tankers into Commercial Pools that are responsible for the Commercial Management of these vessels. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas based upon the relative carrying capacity, speed, and fuel consumption of each vessel. Because of concerns raised by other participants in TI about the tradability of the Company’s vessels caused by the Bankruptcy Filing, effective in the fourth quarter of 2012, the Company’s VLCCs trading in such pool are considered to be commercially managed within such pool. That is, such VLCCs are credited with their actual voyage results rather than their respective share of pool TCE revenues based on the formula described above.

In January 2014, the Company declared its intent to exit from the full service International Crude Tankers Lightering business during 2014.

The Company has a 50% interest in a joint venture with Euronav NV, which owns two FSO service vessels. Maersk Oil Qatar AS (“MOQ”) awarded service contracts for the joint venture to provide to MOQ two vessels to perform FSO services in the Al Shaheen Field off the shore of Qatar. The service contracts on both FSO vessels expire in 2017 with MOQ having the option to extend the contract on one of them, the FSO Africa, for one or two additional years. The Company currently provides Technical Management for one of the FSO vessels which MOQ contracted for, although it is expected that technical management for this FSO will shift to Euronav NV during the first quarter of 2014. For more information about the financing of the FSO vessels, which is recourse to the Company on a several basis, see Note 8, “Equity Method Investments” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Product Carriers
International Product Carriers constitutes another of the Company’s reportable business segments and is made up of an International Flag fleet that transports refined petroleum products worldwide. The products fleet, consisting of twenty three MR Product Carriers and four LR1s gives OSG the ability to provide a broad range of services to global customers. Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities.

In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers. Most of the Company’s MR Product Carriers are IMO III compliant, allowing for increased flexibility when switching between cargo grades. OSG trades nine of its MR Product Carriers in the Clean Products International Pool, a regional Commercial Pool formed in 2006 with the Ultragas Group.

The Company has a 49.9% interest in a joint venture with Qatar Gas Transport Company Limited (Nakilat), which owns four 216,000 cbm LNG Carriers. During 2007 and 2008, Qatar Liquefied Gas Company Limited (II) time chartered these LNG Carriers for twenty-five year periods, with options to extend. The Company provides Technical Management for these vessels, although it is expected that Technical Management for these vessels will shift to a third party later in 2014. For more information about the financing of the LNG Carriers, which is non-recourse to the Company, see Note 8, “Equity Method Investments” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

12	Overseas Shipholding Group, Inc.

U.S. Flag Fleet Operations
U.S. Flag Fleet Operations is the Company’s third reportable business segment. The Company’s U.S. Flag Jones Act Fleet consists of twenty-two owned and chartered-in Handysize Product Carriers and ATBs. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the U.S. and owned by U.S. companies more than 75% owned and controlled by U.S. citizens. In fact, as a U.S.-based company, OSG is uniquely positioned among companies with an International Flag business to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. OSG is one of the largest commercial owners and operators of Jones Act vessels and utilizes the fleet across a range of services, including the following (Actual dollar amounts are used in this section “U.S. Flag Fleet Operations”):

•
Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP plc. (“BP”) and Keystone Shipping Company to support BP’s Alaskan crude oil transportation requirements. The Company’s participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $3.6 million in 2013, $3.4 million in 2012 and $4.4 million in 2011. Pursuant to a stipulation entered by the Bankruptcy Court, the Company’s rights to continued participation in the management of ATC are preserved and BP is enjoined from interfering with those rights absent Bankruptcy Court approval.

•
Maritime Security Program—Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies with a ship that participates in the Program receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $2.8 million in 2013 (reflecting a reduction in the normal stipend during August and September 2013 due to the effect of sequestration on the U.S. federal budget), $3.1 million in 2012 and $2.9 million in 2011 The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025.

The Company will receive $3.1 million per year for each vessel from 2014 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025. The U.S. Flag segment also includes an International Flag Product Carrier that exited the Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation.

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

OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations associated with modern double hull vessels due to concerns about rising costs of fuel and environmental risks associated with older vessels. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

OSG’s fleet of VLCCs is commercially managed through the Tankers International pool. Its main competitors include Nova Tankers pool, Frontline Ltd., BW Shipping Managers, Mitsui OSK Lines, Ltd., Nippon Yusen Kabushiki Kaisha, Malaysian International Shipping Corporation Berhad and Maran Tankers Management.

13	Overseas Shipholding Group, Inc.

OSG’s Aframaxes trade primarily in the Atlantic Basin, North Sea, Baltic and the Mediterranean areas. Aframax International is one of the larger operators in this market sector. Main competitors include Teekay Corporation, American Eagle Tankers and Sigma Tankers Inc.

OSG’s main competitors in the highly fragmented Panamax trade include other owners, trader relets and pool operators. Substantially all of OSG’s fleet of Panamax tankers is commercially managed by Panamax International, which commercially manages twenty-three vessels. Main competitors include Star Tankers Heidmar Inc., Eletson Corporation and A/S Dampskibsselskabet Torm .

In the MR Product Carrier market segment, OSG’s owned and chartered-in fleet competes in a highly fragmented market. Main competitors include Glencore International AG, Handytankers K/S, Dampskibsselskabet Torm A/S, Navig8, Dorado Tankers Pool Inc., A.P. Moller-Maersk A/S and Dampskibsselskabet Norden A/S.

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

In early 2012, Tankers International vessels made five port calls in Iran, in compliance with applicable law, including one port call made by a vessel owned by a non-U.S. subsidiary of OSG in January 2012. The Tankers International manager and the customers that chartered out the vessels were not Iranian. However, when such vessels called on Iranian ports, interaction with Government of Iran officials, such as port authorities, may have been required. In any case, even when these vessels, including the one owned by a non-U.S. subsidiary of OSG, called on an Iranian ports, neither OSG itself nor any of its U.S. persons, affiliates or employees had any role or involvement with Tankers International transactions involving Iran.

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

14	Overseas Shipholding Group, Inc.

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

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocols to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocols) became effective. Pursuant to the Kyoto Protocols, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. Following adoption of the Kyoto Protocols, which were adopted by about 190 countries, there has been action toward a new climate change treaty. The United Nations Climate Change Conference has continued to meet annually with the goal to forge a new international framework by 2015 that would take effect by 2020 and would include emissions obligations for all emitting countries. At the December 2012 conference in Doha, the participating countries reached agreement to further extend the Kyoto Protocol’s greenhouse gas emissions reductions through 2020.

The IMO’s second study of greenhouse gas emissions from the global shipping fleet that was concluded in 2009 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 150% to 200% by 2050 due to expected growth in international seaborne trade. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The European Union (“EU”) had indicated its intention to propose an expansion of the existing EU emissions trading scheme to include emissions of greenhouse gases from vessels, particularly if no international maritime emissions reduction targets were agreed to through the IMO or UNFCCC by the end of 2011. In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the EU’s greenhouse gas reduction commitment. In June 2013, the European Commission proposed EU rules, which would become effective January 1, 2018, for monitoring, reporting and verifying greenhouse gas emissions from vessels. The proposal will not go into effect until approved by EU member states and the European Parliament.

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

15	Overseas Shipholding Group, Inc.

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

International Environmental and Safety Regulations and Standards

Phase Out of Non Double Hull Tankers

In April 2001, the IMO adopted regulations under the International Convention for the Prevention of Pollution from Ships, (“MARPOL”), requiring new tankers of 5,000 dwt and over, contracted for construction since July 6, 1993, to have double hull, mid-deck or equivalent design. At that time the regulations also required the phase out of non double hull tankers by 2015, with tankers having double sides or double bottoms permitted to operate until the earlier of 2017 or when the vessel reaches 25 years of age. Existing single hull tankers were required to be phased out unless retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. These regulations were adopted by over 150 nations, including many of the jurisdictions in which the Company's tankers operate. Subsequent amendments to the MARPOL regulations accelerated the phase out of single hull tankers to 2005 (at the latest) for Category I vessels and 2010 (at the latest) for Category II vessels. Category I vessels include crude oil tankers of 20,000 dwt and above and product carriers of 30,000 dwt and above that are pre-MARPOL Segregated Ballast Tanks ("SBT") carriers. Category II vessels include crude oil vessels of 20,000 dwt and above and product carriers of 30,000 dwt and above that are post-MARPOL SBT vessels. EU regulations also provided a timetable for the phase out of single hull tankers from EU waters. In 2003, the EU adopted legislation that among other things (a) banned all Category I single hull tankers over the age of 23 years immediately, (b) phased out all other Category I single hull tankers in 2005 and (c) prohibited all single hull tankers used for the transport of oil from entering its ports or offshore terminals after 2010, with double sided or double bottomed tankers permitted to trade until 2015 or until reaching 25 years of age, whichever comes earlier. As of May 31, 2013, approximately ninety-seven percent of the world tanker fleet was double hulled.

All OSG operated vessels that are subject to the IMO and EU phase-out requirements meet the double hull requirements.

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 31, 2014 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits” and in “— U.S. Environmental and Safety Regulations and Standards — Liability Standards and Limits.”

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $204 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $21.5 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.9 million plus $968 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $137.7 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

All of the Company's vessels are certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2000 (revised 2008) and ISO 14001 in 2004 and those promulgated by the IMO in its ISM safety and pollution prevention protocols. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side offices (Newcastle, United Kingdom; Athens, Greece; and Tampa, Florida (U.S.)) that have responsibility for vessel management and safety management certificates for each of the vessels that such offices manage. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.

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

The BWM Convention was adopted in 2004 and will enter into force 12 months after ratification by 30 states, representing at least 35% of world merchant shipping tonnage. At present, 38 flag administrations representing 30.38% of the world tonnage have ratified the convention. It is unknown when the BWM Convention will be finally ratified. The BWM Convention may have material impacts on OSG’s financial statements.

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

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are the Baltic Sea, the English Channel, the North American ECA (entered into force from August 1, 2012) and the U.S. Caribbean ECA (entered into force from January 1, 2014). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the U.S. on January 8, 2009.

In addition to Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey and Norway regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth.” In December 2012, an EU Directive that aligned the EU requirements with Annex VI entered into force. For vessels at berth in EU ports, sulfur content of fuel oil is limited to 0.1%. For vessels operating in SOx Emission Control Areas (“SECAs”), sulfur content of fuel oil is limited to 1% as of June 18, 2014, falling to 0.1% as of January 1, 2015. For vessels operating outside SECAs, sulfur content of fuel oil is limited to 3.5% as of June 18, 2014, falling to 0.5% as of January 1, 2020. Alternatively, emission abatement methods are permitted as long as they continuously achieve reductions of SOx emissions that are at least equivalent to those obtained using compliant marine fuels.

Additional air emission requirements under Annex VI became effective on July 1, 2010 mandating the development of Volatile Organic Compound (“VOC”) Management Plans for tank ships and certain gas ships. OSG vessels subject to this requirement are in compliance.

18	Overseas Shipholding Group, Inc.

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for “new ships” through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). “New ships” for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the Marine Environmental Protection Committee (“MEPC”), Resolution MEPC.213(63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The SEEMP, unlike the EEDI, applies to all ships of 400 gross tons and above. The verification of the requirement to have a SEEMP on board shall take place at the first or intermediate or renewal survey, whichever is the first, on or after January 1, 2013. Each of the vessels technically managed by the Company has a SEEMP, which was prepared in accordance with these development guidelines and addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures. An Energy Efficiency Certificate (“IEEC”) is to be issued for both new and existing ships of 400 gross tons or above. The IEEC shall be used once for each ship and shall be valid throughout its lifetime, until the ship is withdrawn from service or unless a new certificate is issued following a major conversion of the ship, or until transfer of the ship to the flag of another state.

The Company believes that its International and U.S. Flag vessels are compliant with the current requirements of Annex VI and that those of its vessels that operate in the EU, Turkey and Norway are also compliant with the regional mandates applicable there. However, the Company anticipates that, in the next several years, compliance with the increasingly stringent requirements of Annex VI and other conventions, laws and regulations imposing air emission standards that have already been adopted or that may be adopted will require substantial additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s financial statements.

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

19	Overseas Shipholding Group, Inc.

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

Other U.S. Environmental and Safety Regulations and Standards

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans, including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge”. The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. OSG has developed and completed the necessary submittals of the plans to the U.S. Coast Guard. The U.S. Coast Guard has approved OSG’s vessel response plans. This approval is valid until January 7, 2017 for tank vessels and non-tank vessels.

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

20	Overseas Shipholding Group, Inc.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports is subject to U.S. Clean Water Act permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company was issued a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. The VGP currently in effect does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. On March 28, 2013, however, EPA issued a new VGP, which became effective December 19, 2013. The new VGP contains more stringent requirements, including numeric ballast water discharge limits that generally align with the 2012 standards issued by the U.S. Coast Guard, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. Compliance with the new VGP could require the installation of equipment on OSG’s vessels to treat ballast water before it is discharged or the implementation of other ballast water disposal arrangements, or it could otherwise restrict OSG’s vessels from entering U.S. waters.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. All vessels making ballast water discharges in California waters after January 1, 2018 must meet the state’s discharge standards, although the California State Lands Commission has not yet identified a system or technology or testing protocol that fully complies with these standards. Accordingly, compliance with applicable California discharge standards may require solutions, the ultimate cost and availability of which are not yet known, that go beyond what is required by U.S. Coast Guard requirements, or it could otherwise restrict OSG’s vessels from discharging ballast water in California’s waters.

New York State has imposed a more stringent bilge water discharge requirement for vessels in its waters than what is required by the VGP or IMO. Through its Section 401 Certification of the VGP, New York State prohibits the discharge of all bilge water in its waters. New York State also requires that vessels entering its waters from outside the Exclusive Economic Zone (“EEZ”) must perform ballast water exchange in addition to treating it with a ballast water treatment system.

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

The U.S. Coast Guard promulgated its final rule for the control of non-invasive species under the National Invasive Species Act of 1996 in March 2012. While generally in line with the requirements set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the U.S. Coast Guard. Currently the compliance dates for OSG’s vessels start in 2016, absent an extension. As the Coast Guard has not yet designated any systems as Type Approved, the ultimate availability and cost of such systems are not yet known. It is also unclear whether any extensions granted by the U.S. Coast Guard will be honored by the EPA under the VGP legislation or states under local legislation.

The Company anticipates that, in the next several years, compliance with the various conventions, laws and regulations relating to ballast water management that have already been adopted or that may be adopted will require substantial additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s financial statements.

21	Overseas Shipholding Group, Inc.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of MARPOL Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines will apply beginning in 2016 and will require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the current levels. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures. Moreover, the North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012, and the U.S. Caribbean ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. As of the respective dates, fuel used by all vessels operating in the ECA cannot exceed 1.0% sulfur, dropping to 0.1% in 2015. The Company believes that its vessels are in compliance with the current requirements of the new ECAs. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to OSG’s consolidated financial statements.

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

22	Overseas Shipholding Group, Inc.

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

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity ("P&I") insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations ("P&I Associations"). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $5.45 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2013, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $100 to $500 per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3,500, per policy year. This maximum aggregate loss decreased commencing with the policy year beginning on November 15, 2013 to separate loss limits of $1,000 for its U.S Flag vessels and $2,000 for its International Flag vessels other than vessels owned by joint ventures in which OSG participates.

23	Overseas Shipholding Group, Inc.

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

Nearly all of the Company’s International Flag vessels are owned or operated by foreign corporations that are subsidiaries of OIN, a wholly owned subsidiary of the Company, incorporated in the Marshall Islands. These corporations have made U.S. tax elections under which they are treated as “branches” of OIN rather than separate corporations for U.S. federal income tax purposes.

For taxable years beginning after December 31, 2004, the Company generally is not required to include the undistributed foreign shipping income earned by OIN in its taxable income on a current basis under the “Subpart F” provisions of the Code.

Under current tax laws, however, if OIN repatriates (including through a deemed distribution) cash or assets held outside the U.S., OSG may be subject to additional U.S. income taxes. As a result of borrowings from 2000 to 2011 under certain credit agreements, as well as intercompany balances, OSG could be deemed to have received distributions that are subject to U.S. income taxes under Section 956 of the Code. Specifically, Section 951 of the Code requires a U.S. shareholder of a controlled foreign corporation (“CFC”) to include an amount into income when the CFC holds “United States property” (within the meaning of section 956(c)) at the end of any quarter during a taxable year. For these purposes, OIN is a CFC, and OSG is a U.S. shareholder of OIN.

Taxation to OIN of its Shipping Income: In General

OIN derives substantially all of its gross income from the use and operation of vessels in international commerce. This income principally consists of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as “shipping income.”

OIN currently is exempt from taxation on its U.S. source shipping income under Section 883 of the Code and Treasury regulations and will continue to qualify for exemption if for more than half of the days in its taxable year, it is a CFC and more than 50 percent of the total value of its stock is owned by OSG or certain other U.S. persons. To the extent OIN is unable to qualify for exemption from tax under Section 883, OIN will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions.

Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the U.S. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the U.S. OIN does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the U.S. and will generally not be subject to any U.S. federal income tax. OIN’s vessels operate in various parts of the world, including to or from U.S. ports.

Taxation to OSG of OIN’s Shipping Income

The U.S. tax rules applicable to the income of the Company’s subsidiaries have undergone several changes over the years, with the result that different pools of earnings are subject to slightly different regimes, which are discussed below.

24	Overseas Shipholding Group, Inc.

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

For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company was subject to current taxation on the shipping income of its foreign subsidiaries. However, for years beginning on or after January 1, 2005, the Company is generally not required to include in income OIN’s undistributed shipping income unless OIN repatriates (including through a deemed dividend resulting from borrowings under certain credit agreements or as a result of intercompany balances, as described above) cash and assets held outside the U.S.

Greek Tonnage Tax Regime

On January 21, 2013, the Greek Parliament approved a tax bill that, among other provisions, imposed a tonnage tax on vessels flying flags other than the Greek flag, provided the vessels are managed by offices established under Greek law, effective as of January 1, 2013. The Company was not previously subject to a tonnage tax in Greece. This tax bill did not have a significant impact on our operations. According to a provision included in the new tax law being considered by the Greek Parliament in 2014, there may be an additional obligation for foreign shipping companies that are managed by a Greek management office to pay an additional offer/contribution for the years 2014, 2015 and 2016. The additional offer/contribution is double the amount of tonnage tax declared in the tonnage tax return of the previous year, plus the amount of any deductions and tonnage tax paid abroad that were deducted in calculating such Greek tonnage tax. This effectively could mean that foreign shipping entities with vessels managed by a Greek management office will have to pay tonnage taxes plus offer/contribution that in the aggregate is more than triple that incurred for 2013 (for 2014 through 2016) since deductions and tonnage taxation paid overseas are not recognized as far as the additional offer/contribution is concerned. Finally, please note that according to the wording of the law, the time the vessels are managed by a Greek management office is taken into consideration when calculating the amount of contribution due. Thus, it seems that if the office ceases to manage the vessels during a calendar year, the contribution should be calculated based on the months the vessels were actually managed.

U.S. Tonnage Tax Regime

The Company made an election to have the foreign operations of the Company’s U.S. Flag vessels taxed under a “tonnage tax” regime rather than the usual U.S. corporate income tax regime. As a result, the Company’s gross income for U.S. income tax purposes with respect to eligible U.S. Flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company’s taxable income with respect to the operations of its eligible U.S. Flag vessels, of which there are two (Overseas Mykonos and Overseas Santorini), is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

Effective January 1, 2013, the Overseas Maremar, an International Flag Product Carrier that is still owned by a U.S. domiciled corporation, exited the tonnage tax regime. As a result, the Company recorded the deferred taxes associated with the change in tax status during 2013.

GLOSSARY

Unless otherwise noted or indicated by the context, the following terms used in the Annual Report on Form 10-K have the following meanings:

25	Overseas Shipholding Group, Inc.

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

Double Hull—Hull construction design in which a vessel has an inner and an outer side and bottom separated by void space, usually two meters in width.

26	Overseas Shipholding Group, Inc.

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

Jones Act Fleet—A fleet comprised of vessels which comply with the Jones Act regulations.

Lightering—The process of off-loading crude oil or petroleum products from large size tankers, typically VLCCs, into smaller tankers and/or barges for discharge in ports from which the larger tankers are restricted due to the depth of the water, narrow entrances or small berths.

LNG Carrier—A vessel designed to carry liquefied natural gas, that is, natural gas cooled to – 163° centigrade, turning it into a liquid and reducing its volume to 1/600 of its volume in gaseous form. LNG is the abbreviation for liquefied natural gas.

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

OPA 90—OPA 90 is the abbreviation for the U.S. Oil Pollution Act of 1990.

P&I Insurance —Protection and indemnity insurance, commonly known as P&I insurance, is a form of marine insurance provided by a P&I club. A P&I club is a mutual (i.e., a co-operative) insurance association that provides cover for its members, who will typically be ship-owners, ship-operators or demise charterers.

Panamax—A medium size vessel of approximately 53,000 to 80,000 deadweight tons. A coated Panamax operating in the refined petroleum products trades may be referred to as an LR1.

Product Carrier—General term that applies to any tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

Pure Car Carrier—A single-purpose vessel with many decks, designed to carry automobiles, which are driven on and off using ramps.

27	Overseas Shipholding Group, Inc.

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

28	Overseas Shipholding Group, Inc.

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

ITEM 1A. RISK FACTORS

The following important risk factors could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company’s business, results of operations and financial condition could be materially adversely affected. Actual dollar amounts are used in this Item 1 A. “Risk Factors” section.

Chapter 11 Cases specific risk factors:

On November 14, 2012, the Company and 180 of its direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), which are being jointly administered under docket number 12-20000 (the “Chapter 11 Cases”). The Company and its filing subsidiaries will continue to operate as “debtors in possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 2, “Bankruptcy Filing and Going Concern,” and Note 11, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for a further discussion regarding the impact of the Chapter 11 filing on the Company’s debt agreements.

The Chapter 11 Cases are intended to permit the Company to reorganize and improve liquidity, resolve material tax and other claims and emerge with a stronger balance sheet. On March 7, 2014, the Company filed with the Bankruptcy Court a plan of reorganization of the Company (the “Plan”) that the Company believes meets the standards for confirmation under the Bankruptcy Code. On the effective date of the Plan, the reorganized Company will emerge from bankruptcy in its present corporate structure (the “Reorganized OSG”). Confirmation of the Plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the Plan or the effect of any operational changes that may be implemented.

The Plan provides, among other things, that creditors’ allowed non-subordinated claims against the Company other than claims under (i) the Unsecured Revolving Credit Facility and (ii) the 2018 and 2024 Unsecured Senior Notes will be paid in full, in cash, including post-petition interest. Holders of shares of common stock and allowed claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants valued at $61.4 million subject to dilution on account of a management and director incentive program (under which Reorganized OSG may issue up to 10% of the Reorganized OSG Stock outstanding on a fully diluted basis) and a $300 million rights offering of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants. Holders of claims under the Unsecured Revolving Credit Facility will receive their pro rata share of the Reorganized OSG Stock and Reorganized OSG Jones Act Warrants. The 2018 and 2024 Unsecured Senior Notes will be reinstated following payment of outstanding interest.

29	Overseas Shipholding Group, Inc.

The Company and the Consenting Lenders holding an aggregate of approximately 72% of amounts outstanding under the Unsecured Revolving Credit Facility have entered into a plan support agreement dated February 12, 2014 (the “Plan Support Agreement”) under which the Consenting Lenders have agreed to support and vote in favor of the Plan.

The Company’s filing of the Chapter 11 Cases and the Company’s ability to successfully emerge as a stronger, leaner company may be affected by a number of risks and uncertainties.

The Company is subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on the Company’s liquidity, results of operations or business prospects. While the Company has filed the Plan with the Bankruptcy Court, no assurance can be given as to the outcome of the Chapter 11 Cases. Risks associated with the Chapter 11 filing may impact all entities, including non-filing entities, and include the following:

•	the ability of OSG to continue as a going concern;

•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings of the case in general;

•	the length of time OSG will operate under the Chapter 11 Cases and its ability to successfully emerge;

•	the ability of the Company and its subsidiaries to obtain confirmation of or consummate the Plan or another plan of reorganization with respect to the Chapter 11 cases;

•
OSG’s ability to obtain Bankruptcy Court and creditor approval of the Plan and the impact of alternative proposals, views and objections of creditor committees and representatives, which may make it difficult to develop and consummate a reorganization plan in a timely manner;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s operations and/or the Plan;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings including operating the Company’s cash management system;

•	material increased costs related to the bankruptcy filing and other litigation;

•	the Company’s ability to manage contracts that are critical to its operation and to obtain and maintain appropriate terms with customers, suppliers and service providers;

•
OSG’s success in obtaining “exit financing” as may be required to fund the implementation cost of the Company’s Plan and emergence from bankruptcy, including obtaining $735 million of secured exit financing as provided in the Plan;

•	the Company’s ability to preserve the benefits of the automatic stay imposed by the Bankruptcy Code and defend against any efforts to lift the automatic stay;

•	the Company’s ability to fairly resolve legacy liabilities in alignment with the Company’s Plan;

•	the outcome of all pre-petition claims against the Company; and

•	the Company’s ability to maintain existing customers, vendors relationships, employees, joint venturers and pool participants and expand sales to new customers.

30	Overseas Shipholding Group, Inc.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and the Company’s ability to generate cash may be affected by factors beyond the Company’s control.

The Company’s business may not generate cash flow in an amount sufficient to enable OSG to fund the Company’s liquidity needs, including working capital, capital expenditures, investments and alliances, professional fees in connection with the Chapter 11 Cases and other general corporate requirements.

The Company’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond the Company’s control. No assurance can be given that:

•	the Company’s business will generate sufficient cash flow from operations;

•	OSG’s plans to generate cash proceeds through the sale of non-core assets will be successful;

•	the Company will be able to repatriate or move cash to locations where and when it is needed;

•	OSG will realize cost savings, earnings growth and operating improvements resulting from the execution of the Plan; or

•	future sources of funding will be available to the Company in amounts sufficient to enable the Company to fund its liquidity needs.

If the Company cannot fund its liquidity needs, the Company will have to take actions such as reducing or delaying capital expenditures, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. These actions may be restricted as a result of the Company’s Chapter 11 filing. Such actions could increase OSG’s debt, negatively impact customer confidence in the Company’s ability to provide services, reduce the Company’s ability to raise additional capital, and delay emergence from Chapter 11 protection and sustained profitability. No assurance can be given that any of these remedies could be implemented on commercially reasonable terms, or at all, or that they would permit the Company to meet its adequate protection obligations.

The Company may seek to raise cash proceeds from the sale of non-core assets, however, such efforts may not be successful in raising sufficient cash, may be negatively impacted by factors beyond the Company’s control and may harm the perception of the Company among customers, suppliers and service providers.

A number of factors could influence the Company’s ability to successfully raise cash through asset sales, including the approval of the Bankruptcy Court, the process utilized to sell these assets, the number of potential buyers for these assets, the purchase price such buyers are willing to offer for these assets and their capacity to fund the purchase, or the ability of potential buyers to conclude transactions and potential issues in the closing of transactions due to regulatory or governmental review process. One or more of these or other factors could negatively affect the timing of planned asset sales and the level of cash proceeds derived from the sales, which could adversely impact the Company’s cash generation and liquidity. As a result, the Company may be unable to receive adequate consideration for any vessel or other asset disposition in the International Flag business, which dispositions may result in significant losses. Further, there is no assurance that these plans will be successful in raising sufficient cash proceeds or that the sale of certain of the Company’s assets will not harm the Company’s customers’, suppliers’ and service providers’ perception of the Company.

If the Company is unsuccessful with its strategic investment decisions, the Company’s financial performance could be adversely affected.

Historically, the Company has focused its investments on International Flag Crude Tankers, International Flag Product Carriers and U.S. Flag vessels. While the Company believes that each of these businesses has significant growth potential, they require potentially significant additional investments. Investment in these businesses may not be successful. If the Company is unsuccessful in managing and growing the Company’s businesses as planned, the Company’s financial performance and cash flows could be adversely affected.

31	Overseas Shipholding Group, Inc.

The Company’s failure to implement plans to reduce the Company’s cost structure could negatively affect the Company’s consolidated results of operations, financial position and liquidity.

The Company recognizes the need to continually rationalize the Company’s workforce and streamline the Company’s operations to remain competitive in the face of a difficult business and economic climate. In 2012, the Company consolidated technical management of its International Flag conventional tanker fleet and in 2013, the Company reduced its corporate services workforce. In 2014, OSG announced plans to outsource technical and commercial management of its International Flag conventional tanker fleet. No assurance can be given that such outsourcing will be implemented successfully. If the Company fails to implement successfully cost rationalization plans, the Company’s operational results, financial position and liquidity could be negatively impacted. Additionally, if reorganization plans are not effectively managed the Company may experience a loss of customers, reduced business opportunities and other unanticipated effects, causing harm to the Company’s business and customer relationships. The business plan that may be adopted in connection with the Company’s Chapter 11 reorganization will be subject to a number of assumptions, projections, and analyses. If any of these assumptions prove to be incorrect, the Company may be unsuccessful in executing the Company’s plan, which could adversely impact its financial results and liquidity. Additionally, the Company’s ability to execute restructuring with the entities filing for Chapter 11 is subject to the approval by the Bankruptcy Court. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s cost structure and cash flows.

Any plan of reorganization that the Company may implement will be based in large part upon assumptions and analyses developed by the Company. If these assumptions and analyses prove to be incorrect, the Company’s plan may be unsuccessful in its execution.

The Plan, if implemented, would affect both OSG’s capital structure and the ownership, structure and operation of its businesses and reflects assumptions and analyses based on the Company’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that are considered appropriate under the circumstances. Whether actual future results and developments will be consistent with the Company’s expectations and assumptions depends on a number of factors, including but not limited to (i) OSG’s ability to change substantially its capital structure; (ii) the Company’s ability to obtain adequate liquidity and financing sources; (iii) the Company’s ability to maintain customers’ confidence in OSG’s viability as a continuing entity and to attract and retain sufficient business from such customers; (iv) the Company’s ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and shipping industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the Company’s successful reorganization.

In addition, the Plan relies upon financial projections, including with respect to revenues, EBITDA, debt service and cash flow. Financial forecasts are inherently speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In the Company’s case, the forecasts are even more speculative than normal because they involve fundamental changes in the Company’s capital structure. Accordingly, the Company expects that its actual financial condition and results of operations will differ, possibly materially, from what such forecasts anticipate. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization the Company may implement will occur or, even if they do occur, that they will have the anticipated effects on the Company and its subsidiaries or businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

If the Company cannot attract, retain and motivate key employees, the Company’s revenue and earnings could be harmed.

In order for the Company to be successful, the Company must continue to attract, retain and motivate executives and other key employees. Hiring and retaining qualified executives, including maritime professionals is critical to the Company’s future. If the Company cannot attract qualified individuals, retain key executives and employees or motivate the Company’s employees, the Company’s business could be harmed. The Company’s filing for Chapter 11 creates uncertainty for employees and may impact OSG’s ability to retain key employees and effectively recruit new employees. The Company’s ability to take measures to motivate and retain key employees is also subject to restrictions while operating under Chapter 11. The outsourcing of the technical and commercial management of the International Flag conventional tankers will result in the termination of employment of those employees who performed those duties. Pending completion of such outsourcing, the Company needs to retain and motivate those employees to perform their responsibilities. While the Company had adopted certain compensation programs to retain and motivate such employees, including a cash incentive compensation program and a transitional incentive program for non-executive employees, no assurance can be given that such programs will be successful in keeping such employees until completion of outsourcing.

32	Overseas Shipholding Group, Inc.

The Company may be required to recognize additional impairments in the value of the Company’s goodwill and/or other long-lived assets, which would increase expenses and reduce profitability.

Goodwill represents the excess of the amount the Company paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company tests goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company’s other long-lived assets, such as intangible assets and vessels, are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons including changes in actual or expected income or cash. The Company’s newly focused strategy resulted in a triggering event warranting an interim test for the impairment of both goodwill and intangible assets. Impairment charges of $9,589 and $6,625 were recorded in the fourth quarter of 2013, relating to the International Crude Lightering business goodwill and intangible assets, respectively. Additionally, impairment charges of $365,976 and $279,382 were recorded in the fourth quarters of 2013 and 2012, respectively, relating to International Flag vessels. Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of the Company’s vessels decline, or if reporting unit carrying values change materially compared with changes in respective fair values.

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

In connection with its Chapter 11 Cases, the Company has embarked on several initiatives to streamline its operations and reduce its general and administrative expenses, including reducing levels of management, increasing responsibilities of key personnel and centralizing its financial data operations. As a result of the Company’s decision to outsource certain management services relating to its International Flag conventional tankers, additional reductions in corporate services management and non-executive employees will occur during 2014. These initiatives have the inherent risk that implementation adversely impacts the Company’s control of the quality of its operations. Although it is impossible to predict what errors might occur as the result of inadequate controls or reduced staff, it is harder to manage a sizable operation, especially one undergoing transition, with fewer personnel and, accordingly, it is more likely that errors will occur unless management infrastructure and systems are upgraded in line with the evolving facts and circumstances and monitored.

The commencement and prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of the Company’s management and will impact how its business is conducted, which may have an adverse effect on the Company’s business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of the Company’s management’s time and attention and leave them with less time to devote to the operation of the Company’s business. This diversion of attention may materially adversely affect the conduct of OSG’s business, and, as a result, have an adverse impact on the Company’s financial condition and results of operations.

33	Overseas Shipholding Group, Inc.

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

Until the Company’s voluntary Chapter 11 filing on November 14, 2012, the shares of the Company’s common stock were listed on the NYSE under the symbol “OSG.” Upon the announcement of the Chapter 11 filing, the NYSE suspended the trading of the Company’s shares and the common stock commenced trading on the OTC market under the trading symbol “OSGIQ.” However, the extent of the public market for the common stock and the continued availability of quotations depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in OSG’s common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE, and the quotation of OSG’s common stock in the over-the-counter market may result in a less liquid market available for existing and potential stockholders to trade shares of OSG’s common stock. This could further depress the trading price of the common stock and could also have a long-term adverse effect on the Company’s ability to raise capital. There can be no assurance that any public market for the common stock will exist in the future.

Trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. While the Plan specifies the distributions that will be made to holders of the Company’s equity and debt securities it is impossible to predict at this time whether or when the holders of such securities will receive under any final plan of reorganization confirmed by the Bankruptcy Court any distribution with respect to, or be able to recover any portion of, their investments.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of such a plan. While the Plan provides that holders of shares of common stock and allowed claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive Reorganized OSG Stock and Reorganized OSG Jones Act Warrants valued at $61.4 million, subject to dilution on account of a management and director incentive program and a $300 million rights offering, no assurance can be given as to what types or amounts of distributions, if any, holders of common stock would receive or what values, if any, will be ascribed to such distributions, in a final plan of reorganization confirmed by the Bankruptcy Court. If certain requirements of the Bankruptcy Code are met, the Plan can be confirmed notwithstanding its rejection by the class comprising the interests of Company equity security holders.

In the event of cancellation of the Company’s equity or debt securities, amounts invested by the holders of such securities will not be recoverable and such securities would have no value. Trading prices for the Company’s equity or debt securities may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in OSG’s equity or other securities.

34	Overseas Shipholding Group, Inc.

In addition, the Bankruptcy Court has entered two orders that place certain limitations on trading in certain of OSG’s securities to protect the Company’s net operating loss (“NOL”) carryforwards, a tax asset of the Company, both prior to and potentially in connection with a bankruptcy plan of reorganization. For this reason, under one such order, investors need the Company’s consent or court approval before effecting any transactions in common stock of the Company if they hold, or would as a result of the transaction hold, at least 4.7% of the outstanding shares of such common stock. Under the other order, any person or entity that beneficially own claims against the Company totaling more than either (i) $25 million in aggregate of the 8.75% Debentures due 2013, the 8.125% Senior Notes due 2018, or the 7.5% Senior Notes due 2024, (ii) $67.5 million under the Unsecured Revolving Credit Facility, or (iii) $90 million of any unsecured claims against the Company including those in the previous two categories, where each dollar amount is subject to revision by further notice from the Company (each, a “Substantial Claimholder”), may be required, pursuant to a subsequent motion of the Company and Bankruptcy Court order, either to seek the Company’s consent before effecting any further acquisition of claims against the Company, or to “sell down” a portion of its claims against the Company prior to a bankruptcy reorganization.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 Cases. The Bankruptcy Court has entered orders that place certain restrictions on trading in OSG common shares, and other procedures relating to trading in claims against OSG, during the Chapter 11 Cases. However, OSG can provide no assurances that these limitations will prevent an “ownership change” or that OSG’s ability to utilize its NOL carryforwards may not be significantly limited as a result of its reorganization.

A restructuring of OSG’s debt pursuant to the Chapter 11 Cases may give rise to cancellation of debt, i.e. debt forgiveness (“COD”), which if it occurs would generally be non-taxable. If the COD is non-taxable, and we have remaining NOL carryforwards at the end of the tax year in which such COD arises, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of plans for the conclusion of the Chapter 11 Cases, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial position. While the Plan does not contemplate COD, no assurance can be given that the Bankruptcy Court will confirm the Plan or that conditions precedent to effectiveness of the Plan will occur.

Any changes to the Company’s capital structure may have a material adverse effect on existing debt and security holders.

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

The Plan provides for the payment in full, in cash, including post-petition interest, of creditors’ allowed non-subordinated claims against the Company, except for claims under the Unsecured Revolving Credit Facility (for which holders will receive their pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants) and under the 2018 and 2024 Unsecured Senior Notes (which will be reinstated following payment of outstanding interest). Under the Plan Support Agreement, the Consenting Lenders have agreed to support and vote in favor of the Plan. No assurance can be given that the Bankruptcy Court will confirm the Plan or that conditions precedent to effectiveness of the Plan will occur.

35	Overseas Shipholding Group, Inc.

The Company may not be able to obtain confirmation of a reorganization.

In order for the Company to emerge successfully from the Chapter 11 Cases as a viable entity, the Company, like any other Chapter 11 debtor, must obtain approval of a reorganization plan from its creditors and confirmation of a plan of reorganization through the Bankruptcy Court, and then successfully implement the plan of reorganization. The foregoing process requires the Company to (i) meet certain statutory requirements with respect to the adequacy of the disclosure statement relating to the plan of reorganization, (ii) solicit and obtain acceptances from creditors whose rights are impaired by the plan of reorganization and (iii) fulfill other statutory conditions with respect to the confirmation of the plan of reorganization. There can be no assurance that the Plan will be approved by the Company’s creditors and confirmed by the Bankruptcy Court. Upon the occurrence of certain conditions, including the failure of the Bankruptcy Court to enter an order (i) approving the disclosure statement for the Plan by May 16, 2014 and (ii) confirming the Plan by June 20, 2014, the Plan Support Agreement could be terminated. If the Plan Support Agreement is terminated the Consenting Lenders would not be obligated to vote in favor of or otherwise support the Plan. Such a termination could materially impair the Company’s ability to obtain confirmation of the Plan.

There can be no assurance as to the timing of the acceptance or confirmation of the Plan or that any conditions to the Plan’s effectiveness will ever occur. The impact that prolonging completion of the Chapter 11 Cases may have on the Company’s operations cannot be accurately predicted or quantified. The continuation of the Chapter 11 Cases, particularly if the Plan is not approved, confirmed, or implemented within the time frame proposed by management, or in the event that competing creditor plans are filed or proposed, could adversely affect the Company’s operations and relationships between the Company and its customers and charterers, suppliers, service providers and creditors as well as the viability of the Company’s joint venture interests; result in increased professional fees and similar expenses; and threaten the Company’s ability to obtain financing. Failure to confirm the Plan or any delay of its effectiveness could further weaken the Company’s liquidity position, which could jeopardize the Company’s exit from Chapter 11, force the sale of the Company or certain of its material assets or result in the appointment of a trustee and/or conversion of the Company’s Chapter 11 Cases to a liquidation under Chapter 7 of the Bankruptcy Code.

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

Factors affecting the supply and demand for vessels are outside of the Company’s control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the values of the Company’s vessels and result in significant fluctuations in the amount of charter hire the Company may earn, which could result in significant fluctuations in OSG’s quarterly results and cash flows. The factors that influence the demand for tanker capacity include:

•	demand for and availability of oil and oil products, which affect the need for vessel capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, including production by OPEC, the United States and other key producers, which impact the need for vessel capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather; and

•	competition from alternative sources of energy.

36	Overseas Shipholding Group, Inc.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the number of vessels that are used for storage or as floating storage offloading service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion;

•	the number of vessels that are out of service; and

•	environmental and maritime regulations.

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

OSG depends on short term duration or “spot” charters, for a significant portion of its revenues, further exposing OSG to fluctuations in market conditions. In 2013, 2012 and 2011, OSG derived approximately 52%, 64% and 65%, respectively, of its TCE revenues in the spot market.

37	Overseas Shipholding Group, Inc.

The marine transportation industry has been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships delivered exceeds the number of vessels being scrapped, capacity will increase. Historically, we have generally seen the supply of vessels increase with deliveries of new vessels and decrease with the scrapping of older vessels. The newbuilding order book equaled 12% of the existing world tanker fleet as of December 31, 2013, the same percentage as of December 31, 2012 and down from 18% as of December 31, 2011.

In addition, vessel supply is affected by the number of vessels that are used for floating storage because vessels that are used for storage are not available to transport crude oil and petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. For example, in 2010, 81 vessels were released from storage and reentered the trading fleet. Since the 2010 release, storage on vessels at sea has been low, in part because then current prices of crude oil have generally exceeded the future prices, a condition which allows companies to replace inventories at lower prices, encouraging the drawdown of commercial inventories. Supply has exceeded demand during the past four years, resulting in lower charter rates across the International Flag fleet. If this trend continues, the charter rates for the Company’s International Flag vessels could continue at current depressed levels that are well below historical averages, which would have a material adverse effect on OSG’s revenues, profitability and cash flows if sustained over a long period of time.

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

38	Overseas Shipholding Group, Inc.

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

•	pandemics or epidemics which may result in a disruption of worldwide trade including quarantines of certain areas;

•	currency fluctuations;

39	Overseas Shipholding Group, Inc.

•	the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate;

•	adverse changes in other international laws impacting OSG’s business; and

•	expropriation of its vessels.

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

From time to time, certain of our vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government, the United Nations (“UN”) or the EU and countries identified by the U.S. government, the UN or the EU as state sponsors of terrorism. The U.S., UN and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran), even if the vessel does not travel to those countries, or otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or threaten that companies acting outside the jurisdiction of the sanctioning power may themselves become the target of sanctions.

Although OSG believes that it is in compliance with all applicable sanctions and embargo laws and regulations and intends to maintain such compliance and that OSG does not, and does not intend to, engage in sanctionable activity, there can be no assurance that OSG will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation or sanctionable activity could result in fines or other penalties, or the imposition of sanctions against the Company, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company and negatively affect OSG’s reputation and investor perception of the value of OSG’s common stock.

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

40	Overseas Shipholding Group, Inc.

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

In addition, in complying with OPA 90, IMO regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners likely will incur substantial additional capital and/or operating expenditures in meeting new regulatory requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Key regulatory initiatives that are anticipated to require substantial additional capital and/or operating expenditures in the next several years include more stringent limits on the sulfur content of fuel oil for vessels operating in certain areas and more stringent requirements for management and treatment of ballast water. See the discussion of “Environmental and Security Matters Relating to Bulk Shipping” above. Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to OSG’s financial statements.

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

Due to concern over the risk of climate change, a number of countries, including the U.S., and international organizations, including the EU, the IMO and the UN, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See “Environmental and Security Matters Relating to Bulk Shipping.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

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

OSG has, and expects after emergence from Chapter 11 that it will continue to have, significant amounts of indebtedness. Although the Company is seeking to substantially reduce such debt in Chapter 11, it cannot predict if, or to what extent, these efforts will be successful. As of December 31, 2013, OSG had $2.6 billion of indebtedness that had been classified as liabilities subject to compromise. OSG’s substantial indebtedness and interest expense could have important consequences, including:

41	Overseas Shipholding Group, Inc.

•	limiting OSG’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because OSG must dedicate a substantial portion of these funds to service its debt;

•	to the extent OSG’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments ;

•	limiting OSG’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;

•	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry;

•	limiting OSG’s ability to satisfy its obligations under its indebtedness;

•	increasing OSG’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;

•	placing OSG at a competitive disadvantage as compared to its competitors that are less leveraged;

•	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and

•	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

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

Litigation and regulatory inquiries associated with the restatement of the Company’s financial statements could result in substantial costs, penalties and other adverse effects.

Substantial costs may be incurred to defend and resolve regulatory proceedings and litigation arising out of or relating to matters addressed in the Company inquiry completed in 2013. In completing the restatement, the Company examined the appropriateness of the Company’s accounting treatment of the U.S. federal income tax consequences of the credit agreements for which OIN was a co-obligor with the Company on a joint and several basis. In conducting this analysis, the Company also determined that additional financial statement reserves were required with respect to certain other lesser tax compliance matters, including intercompany balances between OIN and the Company that gave rise to deemed dividend income to the Company.

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

The outsourcing of the technical and commercial management of the Company’s International Flag conventional tankers, which currently represents a significant portion of the Company’s worldwide operations, exposes the Company to the risks associated with reliance on third party service providers.

During 2014, the Company will transition the outsourcing of the technical management of its International Flag conventional tankers to V. Ships., a third party service provider, and, in the case of the DSF vessels, to an affiliate of V. Ships, International Tanker Management, and will transfer commercial management of such vessels to other third party service providers, principally pools.

In outsourcing, the Company loses direct control over technical and commercial management of its International Flag conventional tankers and must rely on the third party service providers to, among other things;

•	Comply with its contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;

•	Comply with requirements imposed by the U.S. government restricting calls on ports located in countries that are subject to sanctions and embargoes;

•	Respond to changes in customer demands for the Company’s vessels;

•	Obtain supplies and materials necessary for the operation and maintenance of OSG’s vessels; and

•	Mitigate the impact of labor shortages and/or disruptions relating to crews on OSG’s vessels.

No assurance can be given that the third party service providers selected by the Company will provide at least the comparable standard of service as the Company provided prior to any outsourcing.

43	Overseas Shipholding Group, Inc.

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

Building new vessels, scheduled shipyard maintenance or conversion of vessels are subject to risks of delay (including the failure of suppliers to deliver new vessels) or cost overruns caused by circumstances including but not limited to, the following:

•	financial difficulties of the shipyard building, repairing or converting a vessel, including bankruptcy;

•	unforeseen quality or engineering problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

44	Overseas Shipholding Group, Inc.

•	delays in receipt of necessary materials or equipment;

•	changes to design specifications; and

•	inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard or international foreign flag state authorities and the applicable classification society upon completion of work.

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

As of December 31, 2013, all but two of the Company’s Very Large Crude Carriers (“VLCCs”) participate in the TI pool. At December 31, 2013, eight of OSG’s Aframaxes participate in the AI pool and four of the Company’s crude Panamaxes and two of its Panamax Product Carriers participate directly in Panamax International. Participation in these pools is intended to enhance the financial performance of the Company’s vessels as a result of the higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. The Company has decided to outsource the commercial management of its vessels and to dissolve the AI pool, a pool managed by the Company.  The Company cannot predict whether other pools in which its vessels operate will continue to exist in the future. After the Chapter 11 filing, some participants in the pools have withdrawn or announced their intention to withdraw from pools in which OSG participates, or subjected OSG to trading restrictions within the pools. In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as pools. While the Company believes that all the pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in pools.

In the highly competitive international market, OSG may not be able to compete effectively for charters with companies with greater resources.

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

45	Overseas Shipholding Group, Inc.

Changes in demand in specialized markets in which the Company currently trades may lead the Company to redeploy certain vessels to other markets.

The Company deploys its vessels in several specialized markets, including, without limitation, Lightering in the Delaware Bay. The Company conducts those Lightering operations with two ATBs, which were constructed using funds withdrawn from the Company’s CCF. If lower demand in these markets adversely affects the Company’s financial position, the Company may consider redeploying these two ATBs in other markets. There can be no assurance that the Company will be able to compete profitably in the new markets or that the ATBs can be fixed in new markets without substantial modification.

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

The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters COAs and Voyage Charters. Historically, the Company has not experienced material problems collecting charter hire but the global economic downturn of recent years has affected charterers more severely than the prior recessions that have occurred since the Company’s establishment more than 40 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter. Additionally, prior to the Chapter 11 filing and potentially after confirmation of a plan of reorganization, the Company has entered into derivative contracts (forward freight agreements [“FFAs”], bunker swaps, interest rate swaps and foreign currency contracts). All of these contracts subject the Company to counterparty credit risk. As a result, the Company is subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the U.S.

As a result of changes made by the American Jobs Creations Act of 2004 (“2004 Act”), the Company does not include in its U.S. tax return on a current basis the unrepatriated shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company’s pre-tax income. These changes in the 2004 Act were made to make U.S. controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes. The taxation of OSG’s foreign subsidiaries under U.S. laws is a complex area and is subject to ongoing analysis and recalculation, which can have a material impact on the Company, see Note 14, “Taxes,” to the Company’s consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data.”

46	Overseas Shipholding Group, Inc.

The President and several Congressmen and Senators have announced support for repealing certain tax provisions that purportedly incentivize companies to move jobs from the U.S. to foreign countries. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not “incentivize moving jobs offshore,” and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the U.S., Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income for the aforementioned reason or as part of initiatives to reduce the U.S. budget deficit or to reform the U.S. corporate tax regime. Such repeal, either directly or indirectly by limiting or reducing benefits received under the 2004 Act, could have a materially adverse effect on the Company’s business, financial results and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease seven properties which house offices used in the administration of our operations: a property of approximately 30,000 square feet in New York, New York, a property of approximately 2,500 square feet in Newark, Delaware, a property of approximately 3,600 square feet in Houston, Texas, a property of approximately 18,300 square feet in Tampa, Florida, a property of approximately 24,200 square feet in Newcastle, United Kingdom, a property of approximately 13,800 square feet in Athens, Greece and a property of approximately 1,000 square feet in Singapore.

We own approximately 3,500 square feet of land and building space in Manila, Philippines,

We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2013, the Company owned or operated (including newbuilds) an aggregate of 90 vessels. See table presented under Item 1. Additional information about the Company’s fleet is set forth on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

47	Overseas Shipholding Group, Inc.

ITEM 3. LEGAL PROCEEDINGS

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court.  Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 2, “Bankruptcy Filing and Going Concern,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”).  The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering.  The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act of 1933 (as amended, the “Securities Act”) against all defendants and claims under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to certain motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company has not sought such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act. On October 10, 2013, the plaintiffs re-pleaded their Exchange Act claims against the former President and former Chief Financial Officer in a second amended complaint.

On January 28, 2014, plaintiffs sought leave to further amend the Exchange Act claims in its complaint based on factual assertions contained in the motion to dismiss filed by the Company’s former primary outside counsel, Proskauer Rose LLP (“Proskauer”) on January 17, 2014 of the malpractice claims brought against it and four of its partners by the Company on November 18, 2013.  On February 7, 2014, the district court granted the plaintiffs’ request and on February 18, 2014, the plaintiffs re-pleaded their Exchange Act claims in a third amended complaint.  On February 25, 2014, the former President and former Chief Financial Officer filed their response to the third amended complaint and on March 4, 2014 the plaintiffs filed their reply to the defendants’ response.

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York, against the Senior Vice President, General Counsel and Secretary of the Company and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company.  The plaintiffs allege that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court.  On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against Proskauer and four of its partners in the Supreme Court of the State of New York.

48	Overseas Shipholding Group, Inc.

On November 13, 2012, the Company received from the staff of the SEC a request for documents relating to the statements in the Company’s October 22, 2012 Form 8-K, to which the Company has responded. On January 29, 2013, the SEC issued a formal order of private investigation of the Company. The Company has produced documents in response to the SEC’s request and intends to continue to cooperate fully with the SEC’s investigation.

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters.  The Company is cooperating with the U.S. Coast Guard and Department of Justice in their investigations resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of December 31, 2013.

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company denied the applicability of the penalties in question and vigorously contested the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year ended December 31, 2011 and such amounts were included in other receivables in the accompanying consolidated balance sheets as of December 31, 2012. The Office of the Assistant Attorney General at the U.S. Department of Justice conceded in favor of the Company’s claims and determined that the Company was entitled to a full refund of amounts previously remitted as described above with accrued interest. Such refund, aggregating approximately $3,800, was received in October 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

49	Overseas Shipholding Group, Inc.

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

2013	High	Low
	(In dollars)
First Quarter	4.00	0.88
Second Quarter	4.51	2.82
Third Quarter	4.73	1.75
Fourth Quarter	8.43	1.65

2012	High	Low
First Quarter	14.65	8.09
Second Quarter	12.32	8.96
Third Quarter	10.93	5.55
Fourth Quarter	7.08	0.59

On March 3, 2014, there were 337 stockholders of record of the Company’s common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. The unaudited selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011, and at December 31, 2013 and 2012, are derived from the audited consolidated financial statements of the Company set forth in Item 8, “Financial Statements and Supplementary Data,” which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

50	Overseas Shipholding Group, Inc.

In thousands, except per share amounts and as otherwise stated	2013	2012	2011	2010	2009
Shipping revenues	$1,015,996	$1,137,134	$1,049,531	$1,045,610	$1,093,618
(Loss)/income from vessel operations	(367,198)	(379,233)	(142,188)	(79,295)	77,130
(Loss)/income before reorganization items and income taxes	(325,805)	(440,482)	(199,377)	(141,699)	34,450
Reorganization items, net	(327,170)	(41,113)	-	-	-
(Loss)/income before income taxes	(652,975)	(481,595)	(199,377)	(141,699)	34,450
Net (loss)/income attributable to Overseas Shipholding Group, Inc.	(638,230)	(480,114)	(201,363)	(122,542)	66,955
Depreciation and amortization	176,276	201,284	179,721	170,670	172,404
Net cash (used by)/provided by operating activities	141,896	(32,899)	(61,061)	(27,714)	218,121
Total vessels, deferred drydock and other property at net book amount (a)	2,416,600	2,911,706	3,292,946	3,245,515	3,000,768
Total assets	3,644,494	4,043,535	3,993,545	4,178,038	4,145,376
Debt and capital lease obligations (b)	2,561,650	2,574,381	2,065,892	1,986,190	1,846,491
Reserve for deferred income taxes and unrecognized tax benefits	631,162	712,250	720,082	678,113	680,919
Total (deficit)/equity	(60,247)	534,246	1,002,292	1,283,154	1,329,165
Per share amounts:
Basic net (loss)/income attributable to Overseas Shipholding Group, Inc.	(20.94)	(15.82)	(6.67)	(4.15)	2.49
Diluted net (loss)/income attributable to Overseas Shipholding Group, Inc.	(20.94)	(15.82)	(6.67)	(4.15)	2.49
Overseas Shipholding Group, Inc.’s equity per share	(1.96)	17.28	32.90	42.20	49.49
Cash dividends paid	-	-	1.53	1.75	1.75
Average shares outstanding for basic earnings per share (in thousands)	30,483	30,339	30,228	29,498	26,864
Average shares outstanding for diluted earnings per share (in thousands)	30,483	30,339	30,228	29,498	26,869
Other data:
Time charter equivalent revenues (c)	763,328	840,846	790,201	853,278	952,621
EBITDA (d)	(473,349)	(186,890)	60,242	96,015	251,002
(a)	Includes vessels held for sale of $3,305 at December 31, 2010.
(b)	Amounts do not include debt of affiliated companies in which the Company participates. 2013 and 2012 balances are included in liabilities subject to compromise in the accompanying consolidated balance sheet.
(c)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2013	2012	2011	2010	2009
Time charter equivalent revenues	$763,328	$840,846	$790,201	$853,278	$952,621
Add: Voyage expenses	252,668	296,288	259,330	192,332	140,997
Shipping revenues	$1,015,996	$1,137,134	$1,049,531	$1,045,610	$1,093,618

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

(d)	EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the U.S. or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

51	Overseas Shipholding Group, Inc.

The following table reconciles net (loss)/income attributable to the Company, as reflected in the consolidated statements of  operations, to EBITDA:

For the year ended December 31,	2013	2012	2011	2010	2009
Net (loss)/income attributable to Overseas
Shipholding Group, Inc.	$(638,230)	$(480,114)	$(201,363)	$(122,542)	$66,955
Income tax (benefit)/provision	(14,745)	(1,481)	1,986	(19,157)	(33,482)
Interest expense	350	93,421	79,898	67,044	45,125
Depreciation and amortization	176,276	201,284	179,721	170,670	172,404
EBITDA	$(476,349)	$(186,890)	$60,242	$96,015	$251,002

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BANKRUPTCY

On November 14, 2012, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on our financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. See “Item 1, Business – Reorganization Under Chapter 11” for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the plan of reorganization, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see “Item 1A, Risk Factors.”

GENERAL

The Company’s operating fleet as of December 31, 2013, consisted of 89 vessels aggregating 8.7 million dwt and 864,800 cbm, including 22 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 89 vessels, one newbuild is scheduled for delivery in the second quarter of 2014, bringing the total operating and newbuild fleet to 90 vessels.

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) critical accounting policies used in the preparation of the Company’s consolidated financial statements, and (iii) the Company’s financial condition at December 31, 2013 and 2012 and its results of operations comparing the years ended December 31, 2013 and 2012 and the years ended December 31, 2012 and 2011. This section should be read together with the accompanying consolidated financial statements including the notes thereto.

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

52	Overseas Shipholding Group, Inc.

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter at 92.1 million barrels per day (“b/d”) an increase of 1 million b/d or 1.1% over the same quarter in 2012. The increase was mainly caused by high deliveries in the U.S., partially offset by a small decline in China. The estimate for global oil consumption for all of 2013 is 91.2 million b/d, an increase of 1.3%. OECD demand in 2013 reversed the declining trend of the prior years with an increase of 0.1 million b/d on the strong growth in the Americas offset by declines in Europe and OECD Asia and Oceania.

Global oil production in the fourth quarter of 2013 reached 92.1 million b/d, an increase of 0.7 million b/d over the fourth quarter of 2012. OPEC crude oil production continued to decline and production averaged 29.8 million b/d in the fourth quarter of 2013 down from 30.6 million b/d in the third quarter of 2013 and 30.9 million b/d in the fourth quarter of 2012. OPEC production for the year declined by 0.9 million b/d to 30.4 million b/d, partially due to production and political issues in Libya and Iran and to offset production increases in Non-OPEC areas. Non OPEC production growth was largely driven by the U.S., which increased production by 1.4 million b/d in the fourth quarter of 2013 compared with the fourth quarter of 2012 to reach 10.94 million b/d. Annual oil production in the U.S. increased by 1.2 million b/d in 2013 to 10.3 million b/d, making the U.S. the second largest oil producer in the world, after Russia.

U.S. refinery throughput increased by about 0.4 million b/d in the fourth quarter compared with the comparable quarter in 2012. Crude oil imports, however, decreased by about 0.5 million b/d as local production growth more than offset the change in crude runs. Imports from OPEC countries were reduced by 0.6 million b/d, mainly due to reductions of imports from Venezuela, West Africa and Iraq, partially offset by increased imports from Canada. Chinese imports in the fourth quarter of 2013 equaled the imports in the same period of 2012, but they were very low early in the quarter but recovered strongly in December, leading to significant strengthening of VLCC rates in the second half of the quarter. Chinese crude import volumes in all of 2013, however, increased by only 233,000 b/d over 2012 levels, significantly lower growth than in previous years.

During the fourth quarter of 2013, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) declined by 1.2 million dwt as the crude fleet declined by 1.3 million dwt, while the product carrier fleet expanded slightly by 0.1 million dwt. During 2013, the size of the tanker fleet increased by 9.2 million dwt as all major size classes added tonnage, except for Aframaxes.

During the fourth quarter of 2013, the tanker orderbook increased by 9.7 million dwt, about half of which were VLCCs with the remainder principally product carriers. During 2013, the total tanker orderbook gained 3.5 million dwt due to strong contracting of product carriers throughout the year offset by declines in the crude tanker orderbook.

VLCC freight rates improved significantly in the last two months of 2013 driven by higher Chinese imports, offsetting lower rates earlier in the year. The other crude segments followed the VLCC lead with improved rates late in 2013 mainly driven by weather related delays that reduced vessel availability in the Atlantic basin. MR earnings improved in 2013 over the prior year, due to strong rates in the first half of the year, mainly due to strong U.S. product exports. In the fourth quarter, MR rates were lower than in the same period in 2012, mainly due to weaker rates from Europe to the U.S. East Coast as trade flows shifted. Declining Chinese oil products imports in the fourth quarter also negatively affected product carrier demand. During the fourth quarter of 2013, second hand vessel values increased as the VLCC freight rates improved significantly during the quarter.

TCE rates in the U.S. markets for prompt Jones Act Product Carriers and large Articulated Tug Barges (“ATBs”) averaged $87,000 per day and $54,600 per day, respectively, during 2013, an increase of over 50% in each sector compared with 2012. There was little spot-market activity in 2013 due to limited vessel availability as all vessels were committed to time charters. Spot voyages only occurred when customers relet their vessel for short periods of time. The increase in spot rates during 2013 can largely be attributed to an increase in the coastwise domestic crude oil trade, primarily Eagle Ford crude. Eagle Ford production increased by approximately 416,000 b/d in 2013 and was transported through pipeline infrastructure to Corpus Christi where it was then shipped by seaborne transportation to refineries along the U.S. Gulf Coast in Texas, Louisiana and Mississippi and to the Philadelphia area. This crude trade significantly grew in 2013 and favorably impacted Jones Act shipping rates during the year.

As of December 31, 2013, the industry’s entire Jones Act fleet of Product Carriers and large ATBs consisted of 60 vessels. One newbuild product carrier and one newbuild ATB entered the fleet during 2013 and no vessels were scrapped. The industry’s firm Jones Act orderbook as of December 31, 2013, with deliveries scheduled between mid-2015 and mid-2017 consisted of 11 Product Carriers and two large ATBs in the 160,000 to 420,000 barrel size range. Subsequent to December 31, 2013, firm orders were placed for two additional large ATBs scheduled for delivery in mid-to-late 2015.

53	Overseas Shipholding Group, Inc.

Delaware Bay Lightering volumes averaged 188,000 b/d in 2013, a decline of 32,000 b/d, or 15%, compared with 2012. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports.

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

For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools is sufficiently significant so as to determine that OSG has effective control of the pool. Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participates. Such pool is not a legal entity but operates under a contractual agreement. Therefore, effective July 1, 2013, the Company’s consolidated statement of operations reports its allocated TCE revenues for such pool on a gross basis as voyage charter revenues and voyage expenses. The impact of this method of presenting earnings for this pool was an increase in both voyage charter revenues and voyage expenses of $70,817 for the year ended December 31, 2013.

54	Overseas Shipholding Group, Inc.

Vessel Lives and Salvage Values

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years (except for FSO service vessels and new ATBs for which estimated useful lives of 30 years are used and LNG Carriers for which estimated useful lives of 35 years are used) from the date such vessel was originally delivered from the shipyard or 20 years from the date the Company’s ATBs were rebuilt. A vessel’s carrying value is reduced to its new cost basis (i.e. its current fair value), if a vessel impairment charge is recorded.

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, the continuation of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels.

The Company estimates the scrap value of all of its International Flag vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, which currently average $400 per lightweight ton, the historic pattern of scrap rates over the five years ended December 31, 2013, which ranged from $220 to over $540 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.

Scrap prices in the Indian subcontinent ranged from $370 per lightweight ton to $445 per lightweight ton during 2013. The Company believes that scrapping levels are likely to remain steady during 2014. Owners, faced with the challenges of a market where the combination of age restrictions imposed by oil majors and scheduled newbuild deliveries are expected to further exacerbate the current oversupply of International Flag tonnage and low charter rate expectations, could accelerate the disposal of older vessels, especially those with upcoming special surveys. Management believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

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

55	Overseas Shipholding Group, Inc.

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

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker scrappings, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values of International Flag vessels will remain at their current low levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels, future assessments of vessel impairment would be adversely affected.

International Flag Fleet

The Company gave consideration to certain events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2013, including (i) the Company’s intentions relative to two older, non-core Aframaxes employed in Lightering through 2013, specifically, management’s assessment of whether or not the Company would drydock and continue to trade such vessels, given the current and expected rate environment, (ii) a significant year-over-year decline in third party valuation appraisals of the three Aframaxes that are not pledged as collateral under the secured facilities referred to below and all nine older Panamaxes vessels in the Company’s International Flag fleet and (iii) the inability to reach mutually agreeable terms with the Export- Import Bank of China (“CEXIM”) and Danish Ship Finance (“DSF”) (collectively, the “Banks”) on how the Company might refinance the term loan facilities the Company has with these Banks in order to retain the five VLCCs, three Aframaxes, five MRs and two LR1s (which are coated Panamaxes) securing these loans after emergence from bankruptcy protection. Management determined that the existence of these factors at December 31, 2013 were strong indicators of the need to test the recoverability of the carrying value of these vessels. Management also considered whether or not there were additional impairment triggers for the remaining vessels in its International Flag fleet and believes there are no impairment indicators for these vessels as of December 31, 2013.

Accordingly, the Company performed impairment tests on 29 of its owned operating International Crude and Products vessels as of December 31, 2013. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach by using third party valuation appraisals. Based on the tests performed, impairment charges totaling $365,976 were recorded on two VLCCs, two Aframaxes and two LR1s that are pledged as collateral under the secured facilities, and nine Panamaxes to write-down their carrying values to their estimated fair values at December 31, 2013. Such impairment charges include $173,190 and $38,301 applicable to vessels that are pledged as collateral under the CEXIM and DSF term loans, respectively.

56	Overseas Shipholding Group, Inc.

In 2012 the Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of December 31, 2012, including factors such as the impact of the Chapter 11 Cases discussed in Note 2, “Bankruptcy Filing and Going Concern” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” as well as the fact that average spot rates achieved in the Company’s International Flag segments continued to face downward pressure since the industry’s cyclical downturn that began in the fourth quarter of 2008. These factors combined with the likelihood that the markets existing at the time could continue in the near term and put continued pressure on second hand tanker values, which had experienced significant declines in the preceding twenty-four months, were indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Accordingly, the Company performed impairment tests on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2012. The Company also took into consideration its then intentions relative to certain older or non-core vessels, including management’s assessment of whether the Company would drydock and continue to trade them given the then current and expected weak rate environment. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach by using third party appraisals. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in Lightering in the U.S. Gulf and ten Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s term loans maturing in 2020) to write-down their carrying values to their estimated fair values at December 31, 2012.

U.S. Flag Fleet

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2013 and 2012, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the resolution during 2012 of uncertainties concerning two recently built ATBs employed in the Delaware Bay Lightering business, the overall turnaround in the Company’s U.S. Flag business over the past three years, third party appraisals of the fair market values of the Company’s U.S. Flag vessels and the lack of similar downward rate pressure as that seen in the international markets. Specifically, in 2012 and continuing throughout 2013, spot rates increased due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. Shale Oil. In addition, during 2013, all of the Company’s U.S. Flag ATBs obtained time charter employment and all the U.S. Flag tankers are on long-term time charters, many of which have been extended at higher daily charter rates, further evidencing the strong fundamentals in the market. Accordingly, Management concluded that no negative events or changes in circumstances that warranted impairment testing of the U.S. Flag fleet existed at December 31, 2013 or 2012.

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

57	Overseas Shipholding Group, Inc.

On January 13, 2014, OSG announced that certain subsidiaries of OSG that own or charter-in 33 vessels in OSG’s International Flag fleet (the “Core International Flag Fleet”) intend to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the Core International Flag Fleet to V.Ships UK Limited (“V.Ships”). As part of this decision, the Company also declared its intent to (i) use participation in independently managed pools as the principal commercial strategy for all its International Flag vessels, and (ii) exit from the full service International Crude Tankers Lightering business once its current Lightering contracts expire in September 2014. The Company’s management determined in December 2013 that these were the necessary steps the Company had to take in order to position the international business to emerge successfully from Chapter 11 with a smaller, more-concentrated fleet without the need for costly systems, multiple offices and the associated expense. A combination of the factors above was considered to be a triggering event for an interim impairment testing of long-lived assets and goodwill associated with the International Crude Tankers Lightering business acquired in 2007 as of December 31, 2013. ASC 350, “Intangibles — Goodwill and Other,” requires that if goodwill and another asset (or asset group) of a reporting unit are tested for impairment at the same time, the other asset (or asset group) shall be tested for impairment before goodwill.

As discussed in Note 4, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” the Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. (U.S. Flag segment) and the 2007 purchase of the Heidmar Lightering business (International Crude Tankers segment). The Company’s re-organization planning discussed above was determined to be an impairment triggering event under the ASC 360, Property, Plant, and Equipment, held-for-use model for the long-lived asset group relating to the Company’s full service International Crude Tankers Lightering business. The full service International Crude Tankers Lightering business assets were tested as a group because the cash flows relating to this business are largely independent of the cash flows of other groups of assets and liabilities. The assets of the full service International Crude Tankers Lightering business include the customer relationship intangible assets, an Aframax vessel (the Overseas Eliane) and transportation equipment used to service the customers in the full service Lightering business. As such, the carrying values and cash flows that were included in the impairment test are solely the assets and cash flows related to the full service Lightering business. Based on the estimated cash flows used to measure the fair value of the asset group, the Company recorded an impairment charge of $6,625 representing the full value of the customer relationships intangible assets related to the full service International Crude Tankers Lightering business in the fourth quarter ended December 31, 2013.

The goodwill remaining on the consolidated balance sheet at December 31, 2013 prior to the impairment assessment related to the Lightering business in the International Crude Tankers reportable segment. The Company reduced its estimates of future cash flows from this business to reflect the considerations noted above. The Company recorded a goodwill impairment charge of $9,589 in the quarter ended December 31, 2013 to write-down its carrying value to estimated fair value.

In 2012, the Company determined that the significant adverse change in the Company’s business climate, as evidenced by the Company’s Chapter 11 filing in November 2012 as well as a significant decline in the market value of the Company’s debt and equity securities constituted triggering events that required an interim test for goodwill impairment as of December 31, 2012. The interim evaluation, which took into consideration the vessel write-downs on two vessels described above, did not result in an impairment charge being recognized as of December 31, 2012. Furthermore, the fair value of the International Crude Tankers Lightering business was at the time still well in excess of its carrying value as of such date.

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

58	Overseas Shipholding Group, Inc.

Deferred income taxes arise from temporary differences between the financial reporting and the tax basis of assets and liabilities and from events that have been recognized in the financial statements and will result in taxable or deductible amounts based on provisions of the tax law in different periods. In evaluating our ability to recover our net deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established to the extent it is more likely than not that some portion or the entire deferred tax asset will not be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

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

The Company believes that it cannot assert its intent to permanently reinvest OIN’s earnings to the extent they could be deemed to be repatriated as a result of OIN’s joint and several liability under the Company’s Unsecured Revolving Credit Facility and certain predecessor credit facilities (the “Credit Facilities”). The Company believes the cumulative potential deemed dividends to be limited to the maximum aggregate terminal borrowing capacity of the various loan agreements under which OIN was a co-obligor. For the quarter ended September 30, 2012 and periods prior thereto, we considered the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation would be sufficient to meet future domestic cash needs. The Company has determined that because it was in bankruptcy as of December 31, 2013 and 2012, and its actions subject to Bankruptcy Court approval, it could no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense was recorded in the years ended December 31, 2013 and 2012.

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

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The selection of a discount rate for the Maritrans Plan for all reporting periods between 2006 and December 31, 2008 was based on the assumption that the plan would be terminated and all eligible participants would receive insurance company annuities when all necessary approvals were obtained. The Company, however, did not secure such insurance annuities due largely to the impact of the historically low long-term interest rates on the cost of obtaining such annuities. Accordingly, at December 31, 2013 and 2012, the Company used discount rates of 4.50% and 3.75%, respectively, which it believed as of such dates, to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan. The Company also assumed a long term rate of return on the Maritrans Plan assets of 7% and 6.75% at December 31, 2013 and 2012, respectively, based on the asset mix as of such dates and management’s estimate of the long term rate of return that could be achieved over the remaining duration of the Maritrans Plan. The actual return achieved over 2013 was well above the estimate of 6.75% used for the 2013 pension expense. Based on the current asset mix, management believes the probability of achieving a long term return of 7% over the remaining duration of the Maritrans Plan is more likely than not. Because the benefits under the Maritrans Plan were frozen in 2006, changes in discount rate and asset return assumptions do not have a material impact on the Company’s operating results.

59	Overseas Shipholding Group, Inc.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

Newly Issued Accounting Standards

See Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

60	Overseas Shipholding Group, Inc.

RESULTS FROM VESSEL OPERATIONS

During 2013, results from vessel operations improved by $12,035 to a loss of $367,198 from a loss of $379,233 in 2012. This improvement reflects the impact of significant decreases in charter hire and vessel expenses and depreciation, partially offset by period-over-period reductions in TCE and larger impairment charges recorded in 2013.

Decreases in charter hire and vessel expenses in 2013 compared with 2012 were principally the result of the Company’s rejection of leases and redelivery of 17 time and bareboat chartered-in International Flag vessels between late-December 2012 and mid-April 2013. Such rejections were executed as part of the Company’s Chapter 11 restructuring process. In addition, the Company entered into new lease agreements at lower rates on eight other chartered-in vessels, including one redelivered by the Company in January 2013 that delivered back to the Company in May 2013 after completion of its scheduled drydocking, which was for the account of the vessel’s owner. The lower depreciation expense in 2013 was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $278,345 recorded by the Company on fifteen International Flag vessels in the fourth quarter of 2012.

Partially offsetting these favorable variances were decreases in TCE revenues compared with the 2012 period. These decreases were due to (i) a significant decrease in revenue days reflecting the vessel redeliveries discussed above, (ii) $40,400 being recognized in shipping revenues during 2012 in relation to the termination, settlement and replacement agreement with Sunoco, which is discussed in the U.S. Flag section below and (iii) lower rates in 2013 in the Suezmax fleet. These negative factors were partially offset by growth in TCE revenues in the U.S. Flag segment as supply-demand fundamentals in the U.S. Flag market continue to strengthen, as well as an increase in average daily blended rates in the International Product Carriers segment.

Impairment charges aggregating $365,976 on 15 International Flag vessels were recorded in the fourth quarter of 2013, exceeding similar charges recorded on 15 International Flag vessel in 2012. In addition to the vessel impairment charges, impairment charges of $16,214 were also recorded in the fourth quarter of 2013 in relation to goodwill and intangible assets associated with the Company’s International Crude Tankers Lightering business.

During 2012, results from vessel operations decreased by $237,045 to an operating loss of $379,233 from a loss of $142,188 in 2011. This decrease reflected $271,359 in vessel impairment charges net of gains on disposal of vessels in 2012, as well as an increase in depreciation expense relating to eight newbuild vessels delivered during 2011 and early 2012. Partially offsetting the unfavorable variances were year-over-year increased TCE revenues and lower charter hire expense in 2012 that resulted primarily from a significant decline in the chartered-in days of the VLCC fleet.

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

61	Overseas Shipholding Group, Inc.

International Crude Tankers

	2013	2012	2011
TCE revenues	$209,876	$256,843	$266,429
Vessel expenses	(88,719)	(99,667)	(97,136)
Charter hire expenses	(62,877)	(144,527)	(165,934)
Depreciation and amortization	(76,086)	(83,558)	(74,392)
Loss from vessel operations(a)	$(17,806)	$(70,909)	$(71,033)
Average daily TCE rate	$14,699	$15,076	$15,516
Average number of owned vessels(b)	28.5	28.0	26.5
Average number of vessels chartered-in under operating leases	12.1	19.8	21.3
Number of revenue days(c)	14,278	17,036	17,171
Number of ship-operating days:(d)
Owned vessels	10,388	10,240	9,667
Vessels bareboat chartered-in under operating leases	429	1,456	1,488
Vessels time chartered-in under operating leases	3,401	4,798	5,696
Vessels spot chartered-in under operating leases	604	980	594

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance and relocation costs, gain/(loss) on disposal of vessels and impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2013, 2012 and 2011 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the Commercial Pools or commercial joint ventures in which the segment’s vessels participate.

	2013		2012		2011
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
VLCCs: *
Average rate	$18,519	$17,630	$18,880	$-	$16,137	$-
Revenue days	3,494	146	4,421	-	4,851	-
Suezmaxes:
Average rate	$10,852	$18,410	$17,459	$20,107	$14,207	$-
Revenue days	821	14	2,057	216	1,844	-
Aframaxes:
Average rate	$14,413	$15,394	$13,937	$14,928	$14,434	$19,741
Revenue days	6,516	13	6,536	309	6,278	587
Panamaxes:
Average rate	$17,638	$11,172	$15,117	$12,585	$15,877	$16,960
Revenue days	1,787	1,398	1,734	1,397	1,787	1,459

* Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years, and VLCCs aged 15 years and older. The average rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs under 15 years of age.  Average rates for periods prior to the second quarter of 2012 have not been adjusted. The average spot TCE rates earned by Company's VLCCs on an overall basis during 2013 and 2012 were $17,983 and $18,344, respectively.

62	Overseas Shipholding Group, Inc.

During 2013, TCE revenues for the International Crude Tankers segment decreased by $46,967 or 18%, to $209,876 from $256,843. This decrease in TCE revenues reflects a 2,758 decrease in revenue days as well as lower average blended rates in the Suezmax sector. These decreases were partially offset by a strengthening in average blended rates in the Panamax sector. The decrease in revenue days reflects fewer chartered-in days in the VLCC and Suezmax fleets of 829 and 1,448 days, respectively. There were also 183 fewer drydock days in the segment during 2013 as compared with 2012. The reduction in the Suezmax fleet includes two vessels that were returned to their owners prior to the expiration of their respective charters, one in December 2012 and a second in January 2013. The return of all of the chartered-in vessels had a positive impact on results from vessel operations since such charters-in were fixed at levels above those currently achievable in the market. Several chartered-in Aframaxes with high charter rates were also replaced at rates that were more in-line with current market conditions. The vessels that were returned to their owners prior to the expiry of their charters were part of the Company’s Chapter 11 restructuring process. The Company also placed its ULCC into lay-up during April 2013.

Vessel expenses decreased by $10,948 to $88,719 from $99,667 in 2012. The decrease in vessel expense was driven by a net 879 day decrease in bareboat chartered-in and owned days in the current year period resulting from the return of Suezmax and Aframax bareboat chartered-in vessels to their owners, partially offset by the delivery of one newbuild Aframax to the Company during the third quarter of 2013. In addition, one vessel, time chartered-out during a portion of 2012 was bareboat chartered-out during the entire 2013 year. Average daily vessel expenses also decreased by $207 per day, which related to cost reductions due to the lay-up of the Company’s ULCC and lower crew costs as well as the timing of the delivery of lubricating oils and stores. Charter hire expenses decreased by $81,650 to $62,877 in 2013 from $144,527 in 2012, primarily resulting from a decrease of 2,801 chartered-in days in the current period. The Company also renegotiated the rate on one of its chartered-in Aframaxes during the first quarter of 2013, which further contributed to the decrease in charter hire expense. Depreciation expense decreased by $7,472 to $76,086 from $83,558 in 2012, reflecting the net impact of (1) reductions in vessel bases that resulted from the impairment charges on five vessels in the segment recorded in the fourth quarter of 2012 and (2) an increase in depreciation relating to the delivery of the newbuild Aframax referred to above.

Excluding depreciation and amortization expenses, operating results for the OSG Lightering business for 2013 were approximately $7,500 better than the comparable 2012 period. Improved results reflect, in part, the return of several workboats to their owners during 2013, reductions in the size of OSG Lightering’s core fleet and increases in the higher margin service only business.

During 2012, TCE revenues for the International Crude Tankers segment decreased by $9,586, or 4%, to $256,843 from $266,429 in 2011. This decrease in TCE revenues reflects lower average blended rates for the Panamax and Aframax sectors in 2012 along with substantial idle time for the Company’s ULCC during the first two quarters of 2012. Offsetting these decreases to some extent was an increase in chartered-in Suezmaxes which earned higher average rates in the spot market in the 2012 period. The decrease in revenue days of 135 reflects 1,027 fewer chartered-in days in the VLCC fleet and 123 more drydock days in the Panamax fleet, partially offset by an increase in Suezmax vessels that were chartered-in at 2012 market levels on a short-term basis and the delivery of two newbuild VLCCs, one early in the third quarter of 2011 and a second in early-January 2012. The return of the VLCC charters-in had a positive impact on results from vessel operations since such charters-in were fixed at levels above those achievable in the 2012 market. Several Aframaxes with high charter rates were also returned and replaced with charters-in that were more in-line with 2012 market conditions.

Vessel expenses increased by $2,531 to $99,667 in 2012 from $97,136 in 2011. In the fourth quarter of 2012, the Company recorded a reserve of $1,544 for an expected assessment in 2013 (based on the 2012 pension plan valuation) by the MNOPF. The MNOPF is a multi-employer pension plan covering British crew members that served as officers onboard OSG’s vessels (as well as vessels of other owners) in prior years. The MNRPF is a multi-employer pension plan covering British crew members that served as ratings (seamen) onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago. Although the Company has not been an active member of the plans for a number of years, because the plans are underfunded, additional assessments are possible in future years. The remaining change in vessel expense is primarily due to a 573 day increase in owned vessel days during the year, which reflects the newbuild VLCC deliveries noted above, partially offset by a decrease in average daily expenses of $156 per day, which resulted from lower crew and repair costs. Charter hire expenses decreased by $21,407 to $144,527 in 2012 from $165,934 in 2011, primarily resulting from a decrease of 544 chartered-in days in the 2012 period. Chartered-in VLCCs declined by 1,027 days. This decrease offset an increase for chartered-in days for Suezmaxes. This change in mix, however, reduced charter-in expense since the charters for the VLCCs were entered into before rates came under pressure whereas the short-term charters on the Suezmaxes were concluded at 2012 market rates. Depreciation expense increased by $9,166 to $83,558 in 2012 from $74,392 in 2011, reflecting the delivery of the two newbuild VLCCs referred to above.

63	Overseas Shipholding Group, Inc.

International Product Carriers
	2013	2012	2011
TCE revenues	$146,711	$171,881	$178,823
Vessel expenses	(45,249)	(62,219)	(65,236)
Charter hire expenses	(49,920)	(125,534)	(120,223)
Depreciation and amortization	(29,465)	(43,239)	(35,385)
Income/(loss) from vessel operations	$22,077	$(59,111)	$(42,021)
Average daily TCE rate	$14,553	$11,614	$13,316
Average number of owned vessels	17.0	17.9	15.5
Average number of vessels chartered-in under operating leases	10.8	23.0	22.2
Number of revenue days	10,081	14,800	13,429
Number of ship-operating days:
Owned vessels	6,205	6,547	5,646
Vessels bareboat chartered-in under operating leases	1,100	2,926	2,948
Vessels time chartered-in under operating leases	2,868	5,455	5,161

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2013, 2012 and 2011 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2013		2012		2011
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$17,089	$12,568	$13,278	$12,772	$14,352	$13,854
Revenue days	823	729	1,565	631	1,505	283
Handysize Product Carriers:
Average rate	$14,517	$14,597	$11,107	$14,619	$13,082	$14,985
Revenue days	7,760	769	11,522	1,082	10,581	1,033

During 2013, TCE revenues for the International Product Carriers segment decreased by $25,170, or 15%, to $146,711 from $171,881 in 2012. This decrease in TCE revenues resulted primarily from a 4,719 day reduction in revenue days driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and thirteen Handysize Product Carriers to their owners between late-December 2012 and mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced rate. These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process. Partially offsetting this decrease were period-over-period increases in average daily blended rates earned by both the Handysize and Panamax Product Carrier fleets.

Vessel expenses decreased by $16,970 to $45,249 in 2013 from $62,219 in 2012. This change principally reflects a decrease of 2,168 bareboat chartered-in and owned days. Average daily vessel expenses also decreased by $352 per day, primarily due to the timing of delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $75,614 to $49,920 in 2013 from $125,534 in 2012 due to the rejected leases referred to above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on six additional Handysize Product Carriers and entry into new agreements at lower rates commencing in March 2013. Depreciation and amortization decreased by $13,774 to $29,465 in 2013 from $43,239 in 2012, as a result of the reductions in vessel bases that resulted from the impairment charges on ten vessels in the segment recorded in the fourth quarter of 2012.

During 2012, TCE revenues for the International Product Carrier segment decreased by $6,942, or 4%, to $171,881 from $178,823 in 2011. This decrease in TCE revenues resulted primarily from a period-over-period reduction in average daily blended rates earned by both the Handysize and Panamax Product Carriers. Partially offsetting the decrease was a 1,371 day increase in revenue days driven by additions to the fleet through the delivery of two owned Handysize Product Carriers subsequent to late August 2011 (one in late August 2011 and a second in January 2012), as well as three additional time chartered-in Handysize Product Carriers, which delivered between February 2011 and June 2011 and the delivery of two owned Panamax Product Carriers between May 2011 and early July 2011. There were also 158 fewer drydock days in the segment during 2012 as compared with 2011.

64	Overseas Shipholding Group, Inc.

Vessel expenses for the International Product Carrier segment decreased by $3,017 to $62,219 in 2012 from $65,236 in the prior year. The decrease in vessel expenses was a result of a decrease in average daily vessel expenses of $1,023 per day, partially offset by an 879 day increase in owned and bareboat chartered-in days, which resulted from the fleet expansion discussed above. This decrease in average daily vessel expenses resulted principally from lower crew, repair and drydock deviation costs, as well as the timing of the delivery of stores and spares. Charter hire expenses increased by $5,311 to $125,534 in 2012 from $120,223 in 2011 due to a 297 day increase in chartered-in days for the Handysize Product Carriers in 2012. Depreciation and amortization increased by $7,854 to $43,239 in 2012 from $35,385 in 2011, principally due to the four newbuild vessel deliveries between May 2011 and January 2012 discussed above.

Other

	2013	2012	2011
TCE revenues	$3,225	$10,071	$13,228
Vessel expenses	(30)	(1,811)	(2,591)
Charter hire expenses	(3,481)	(7,111)	(5,656)
Depreciation and amortization	(2,818)	(5,392)	(5,809)
Loss from vessel operations	$(3,104)	$(4,243)	$(828)
Average daily TCE rate	$11,546	$15,699	$20,320
Average number of owned vessels	-	0.8	1.0
Average number of vessels chartered-in under operating leases	0.8	1.0	0.8
Number of revenue days	279	642	651
Number of ship-operating days:
Owned vessels	-	278	365
Vessels time chartered-in under operating leases	280	364	286

During 2013, the Company operated one chartered-in Chemical Carrier. During 2012, the Company operated the chartered-in Chemical Carrier and an owned Car Carrier, the Overseas Joyce, which was sold and delivered to its buyers in early October 2012.

The Chemical Carrier had been time chartered-in by the Company for five years, commencing upon the vessel’s delivery from the shipyard, which occurred at the end of September 2011. The Chemical Carrier commenced a one year time charter-out at a rate lower than the time charter-in rate in August 2012. Accordingly, the Company recognized a loss of $2,131 in accordance with generally accepted accounting principles on accounting for loss making contracts with regards to this charter. In the fourth quarter of 2012, the terms of the charter-in were renegotiated, reducing the charter-in rate effective January 1, 2013 and bringing forward the charter expiry to October 2013. Accordingly, $1,649 of the provision for loss was reversed.

65	Overseas Shipholding Group, Inc.

U.S. Flag

	2013	2012	2011
TCE revenues	$403,516	$402,051	$331,721
Vessel expenses	(131,148)	(121,326)	(122,647)
Charter hire expenses	(90,595)	(93,233)	(92,127)
Depreciation and amortization	(67,907)	(69,095)	(64,135)
Income from vessel operations	$113,866	$118,397	$52,812
Average daily TCE rate	$45,308	$46,950	$40,375
Average number of owned vessels	15.0	14.1	15.0
Average number of vessels chartered-in under operating leases	10.0	10.0	9.7
Number of revenue days	8,906	8,563	8,216
Number of ship-operating days:
Owned vessels	5,475	5,161	5,468
Vessels bareboat chartered-in under operating leases	3,650	3,660	3,533

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2013, 2012 and 2011 between spot and fixed earnings and the related revenue days.

	2013		2012		2011
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$56,098	$45,234	$52,628	$21,993	$50,734
Revenue days	-	4,311	34	4,264	141	4,072
Non-Jones Act Handysize Product Carriers:
Average rate	$25,337	$5,310	$26,052	$-	$29,463	$-
Revenue days	891	169	748	-	725	-
ATBs:
Average rate	$29,380	$33,251	$29,286	$25,778	$23,713	$-
Revenue days	311	2,485	1,730	743	2,077	-
Lightering:
Average rate	$63,016	$-	$44,536	$-	$42,824	$-
Revenue days	738	-	1,043	-	1,201	-

On July 30, 2012, the Company entered into agreements with American Shipping Company ASA and its affiliates to extend or reduce, as applicable, the fixed term of the bareboat chartered-in agreements on ten U.S. Flag Product Carriers to December 11, 2019.

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay Lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term Lightering contract, (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of Lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original Lightering contract, and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized Delaware Bay Lightering business in shipping revenues during the quarter ended September 30, 2012 related to this termination, settlement and replacement agreement. The new agreement runs through April 2020.

66	Overseas Shipholding Group, Inc.

During 2013, TCE revenues for the U.S. Flag segment increased by $1,465, or 0.4% to $403,516 from $402,051 in 2012. This increase reflects the continued improvement of the fundamentals in the U.S. Flag market, including the replacement of time charters on the Handysize Product Carriers that have expired since 2012 with time charters at or above expiring rates. In addition, the Company’s ATBs, which operated in the spot market for approximately 70% of their revenue days in 2012 were all fixed on time charters at attractive rates during 2013 with a minimum average remaining term of approximately 1.9 years as of December 31, 2013. Such increases in TCE revenues were offset to a large extent by the impact of the September 1, 2012 termination, settlement and replacement agreement with Sunoco discussed above. One of the rebuild ATBs employed in the Delaware Bay Lightering business was redeployed in the coastwise petroleum products trade effective February 1, 2013. This ATB commenced a four-year time charter in April 2013. The redeployment of one of the vessels employed in the Delaware Bay Lightering business contributed to the increase in that sector’s TCE rate earned in 2013 compared with 2012.

U.S. Flag vessel expenses increased by $9,822 to $131,148 in 2013 from $121,326 in 2012, principally due to an increase in average daily vessel expenses of $891 per day, which resulted from higher crew and repair costs, as well as the timing of the delivery of stores and spares. The decrease in the subsidy received from the Company’s vessels in the U.S. Maritime Security Program (the “Program”), as discussed further below, also contributed to this increase in average daily expenses.

Two reflagged U.S. Product Carriers participate in the Program, which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025. The Company is scheduled to receive $3.1 million per year for each vessel from 2014 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025. Our ships in the Program received approximately 85% of their normal monthly stipend in August 2013 and none in September 2013, an aggregate reduction of $595, because of the effect of sequestration on the U.S. federal budget. The receipt of the monthly subsidy resumed as scheduled commencing in October 2013.

During 2012, TCE revenues for the U.S. segment increased by $70,330, or 21%, to $402,051 from $331,721 in 2011. This increase reflected the September 1, 2012 termination, settlement and replacement agreement with Sunoco discussed above as well as improved fundamentals, including rates earned by the ATBs, in the U.S. Flag segment. In addition, time charters on the Handysize Product Carriers that expired subsequent to the second quarter of 2011 were replaced at or above expiring rates. Other contributing factors were the commencement of a multi-year time charter at favorable rates for the Overseas Chinook upon completion of its conversion to a shuttle tanker in March 2011 and the delivery of a bareboat chartered-in Product Carrier in late-April 2011 (the Overseas Tampa). The Company also broke out one ATB (OSG Enterprise/OSG 214) from lay-up in the third quarter of 2011 as supply/demand fundamentals in the U.S. market improved. In 2011, four vessels, including two single hull tankers that were sold in the first quarter of 2011 and one 1981-built ATB (OSG Constitution/OSG 400) that was sold in October 2011 were in lay-up for a total of 319 days, whereas there were no vessels in lay-up during 2012. The increase in TCE revenues was partially mitigated by a decrease in Delaware Bay Lightering volumes, which transported an average of 220,000 barrels per day during 2012, representing a 24% decrease from the prior year. This decrease reflected a decline in Lightering volumes servicing Sunoco’s refineries.

U.S. Flag segment vessel expenses decreased by $1,321 to $121,326 in 2012 from $122,647 in 2011, due to a decrease of 180 owned and bareboat chartered-in days in 2012, which reflected the sale of the OSG Constitution/OSG 400 discussed above. This decrease was offset to a large degree by an increase in average daily vessel expenses of $128 per day, reflecting higher crew costs associated with the reduction in lay-up days in 2012. Charter hire expenses increased by $1,106 to $93,233 in 2012 from $92,127 in 2011, principally due to the delivery of the chartered-in Jones Act Product Carrier referred to above. This increase was partially offset by lower 2012 amortization of capitalized start-up costs on the Company’s bareboat chartered-in Jones Act Product Carriers as a result of the extensions of the charter-in periods discussed above. Depreciation and amortization increased by $4,960 to $69,095 in 2012 from $64,135 in 2011, reflecting the deliveries subsequent to mid-March 2011 of the Overseas Chinook, OSG Horizon/OSG 351 and two tug boats (OSG Courageous and OSG Endurance), partially offset by the impact of the vessel disposals discussed above.

General and Administrative Expenses

During 2013, general and administrative expenses increased by $8,818 to $97,663 from $88,845 in 2012 principally because of the following:

67	Overseas Shipholding Group, Inc.

•	an increase in compensation and benefits for shore-based staff of approximately $12,198 principally attributable to reductions in management fees (expense reimbursements) paid by the commercial pools for which the Company was the commercial manager and an increase in incentive compensation and retention bonuses under programs approved by the Bankruptcy Court in late-March 2013;

•	higher audit related fees of $1,470; and

•	higher directors fees, due to the restoration of fees that the Company’s directors had voluntarily reduced through December 31, 2012 and the inclusion of a mark-to market loss resulting in a reduction in deferred director fees (as explained below) in 2012, and Directors and Officers liability insurance costs, due to increased levels of coverage in 2013, aggregating $2,926.

These increases were partially offset by lower travel and entertainment costs, rent related expenses and legal and consulting expenses not included in reorganization items in the accompanying financial statements aggregating $8,469.

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

In connection with the Chapter 11 Cases, on November 13, 2012, the Company terminated its unfunded, nonqualified savings plan covering highly compensated U.S. shore-based employees in which the investment choices are directed by the employees. In addition, the OSG Non-Employee Director Deferred Compensation Plan, under which participating directors can elect to invest deferred fees in phantom shares of the Company’s stock, was also terminated. The Company recognized an increase in general and administrative expenses for 2012 of $288 compared with a decrease in 2011 of $1,490, because of the impact of changes in the overall stock market, including OSG stock, during the periods.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2013, equity in income of affiliated companies increased by $7,408 to $40,894 from $33,486 in 2012. This increase was principally attributable to an increase in charter hire revenue earned on the FSO Africa due to the commencement of a new service contract with Maersk Oil Qatar (“MOQ”) on October 1, 2012, as discussed further below, and lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such mark-to-market gains or losses recognized in equity in income from affiliated companies for the years ended December 31, 2013 and 2012, were gains of $280 and losses of $2,216, respectively. These increases were partially offset by the inclusion in 2012 of the Company’s share (which is described below) of the retroactive portion of an increase in the operating expense component of charter hire rates on the LNG vessels.

During 2012, equity in income of affiliated companies increased by $12,931 to $33,486 from $20,555 in 2011. The increase reflects the current year recognition of an increase in the operating expense portion of the charter hire rates on the LNG vessels. The charter addendums executed in September 2012 were retroactive to June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates in 2012 was $4,103. Also contributing to the year-over-year increase was the increase in charter hire revenue earned on the FSO Africa due to the commencement of a new service contract with MOQ and the lower current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such mark-to-market gains or losses recognized in equity in income from affiliated companies for the years ended December 31, 2012 and 2011 were losses of $2,216 and $6,574, respectively. On October 1, 2012, the FSO Africa commenced a new five year FSO services contract with MOQ replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provides for an increase in the daily hire rate to the same daily hire rate schedule as for the existing MOQ service contract for the FSO Asia and grants MOQ the option to extend the contract for one or two additional years.

68	Overseas Shipholding Group, Inc.

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

	2013		2012		2011
	Revenue	% of	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	727	49.9%	715	49.9%	726	49.9%
FSOs operating on long-term charter	365	50.0%	366	50.0%	365	50.0%
Total	1,092		1,081		1,091

INTEREST EXPENSE
The components of interest expense are as follows:

For the year ended December 31,	2013	2012	2011
Interest before impact of swaps and capitalized interest	$350	$86,018	$76,128
Impact of swaps	-	8,464	10,537
Capitalized interest	-	(1,061)	(6,767)
Interest expense	$350	$93,421	$79,898

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases resulted in a default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023. In accordance with applicable accounting guidance for financial reporting in reorganization, the Company reclassified the outstanding balances on these loan facilities and related accrued interest and unamortized debt discount as Liabilities Subject to Compromise in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and ceased accruing interest.

Interest expense was $350 in 2013 compared with $93,421 in 2012, primarily as a result of the commencement of the Chapter 11 Cases. Interest expense of $69,281, including $2,247 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified to Liabilities Subject to Compromise, was not recorded for the year ended December 31, 2013.

Interest expense increased by $13,523 to $93,421 in 2012 from $79,898 in 2011 as a result of increases in the average amount of variable debt outstanding of $359,000, the impact of the de-designation of all of OSG’s remaining interest rate swaps of approximately $2,197, the impact of commitment fees on the forward start facility through November 13, 2012, the write-off of $12,540 in deferred financing costs related to the forward start facility and a decline in capitalized interest. These increases were partially offset by a decrease in expenses from interest rate swaps due to the expiry of two interest rate swap agreements as well as the impact of the commencement of the Chapter 11 Cases. For the period from November 14, 2012 to December 31, 2012, interest expense of $9,395, including $445 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified as Liabilities Subject to Compromise, was not recorded.

69	Overseas Shipholding Group, Inc.

INCOME TAX EXPENSE

The income tax expense or benefit for 2011 through 2013 are substantially based on the pre-tax results of the Company’s U.S. operations and certain implications of the co-obligor borrowings and intercompany balances. Effective January 1, 2013, the Overseas Maremar, an International Flag Product Carrier, exited the U.S. tonnage tax regime. As a result of this change in its tax status, deferred tax assets of $5,589 were recognized as part of the income tax benefit for the year ended December 31, 2013.

Significant judgment is required in determining the provision for income taxes and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. OSG is regularly under audit by tax authorities and the tax years from 2004 through 2012 are currently being audited by the Internal Revenue Service (“IRS”).

On February 11, 2013, the IRS filed its original claim with the U.S. Bankruptcy Court seeking $463,013 in taxes and interest. Subsequent to this original claim, the Company provided the IRS with additional information which resulted in the December 19, 2013 amended and reduced claim totaling $264,278 in taxes and interest. On January 21, 2014, the IRS amended the December 19, 2013 claim to adjust for a computational error in calculating the interest thereby reducing the claim to $255,760.  This IRS claim has been reflected as a current liability on the Balance Sheet as of December 31, 2013. The claim of the IRS has been submitted to the U.S. Bankruptcy Court for approval. Upon approval of the Bankruptcy Court, the Company expects to be effectively settled with the IRS and will reflect the reversal of any uncertain tax benefits (including interest) related to the periods through December 31, 2012.

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

For the year ended December 31,	2013	2012	2011

Net loss	$(638,230)	$(480,114)	$(201,363)
Income tax (benefit)/provision	(14,745)	(1,481)	1,986
Interest expense	350	93,421	79,898
Depreciation and amortization	176,276	201,284	179,721
EBITDA	$(476,349)	$(186,890)	$60,242

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2013 was approximately $440,000 compared with $316,000 at December 31, 2012 and $180,000 at December 31, 2011. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at December 31, 2013 and 2012 reflects the application of accounting principles applicable to companies operating under bankruptcy protection.

70	Overseas Shipholding Group, Inc.

Operating Activities

Net cash provided by operating activities approximated $142,000 in 2013 compared with net cash by used by operating activities of $33,000 in 2012 and $61,000 in 2011.

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $234,623 for uncertain tax positions for which it is reasonable to believe that settlement will occur during 2014. Additionally, we have a noncurrent reserve of approximately $26,585 for other uncertain tax positions, and we are uncertain if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

Impact of the Chapter 11 Cases on Liquidity

Prior to the commencement of the Chapter 11 Cases, our principal sources of funds had been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any dividends since the third quarter of 2011 and the Company does not intend to pay dividends during the Chapter 11 proceedings and cannot provide assurance that (i) it will pay dividends after such proceedings conclude, (ii) that there will be any recoveries available for the Company’s equity security holders, or (iii) that the equity securities of the Company will continue to trade actively in over-the-counter markets. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

Our historical practice had been to acquire vessels or newbuilding contracts using a combination of working capital, cash generated from operating activities, bank debt secured by mortgages on our vessels and existing long-term unsecured credit facilities.

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 2, “Bankruptcy Filing and Going Concern,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information with respect to the Company’s ability to continue as a going concern.

The Company’s Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, resolve material tax and other claims and emerge with a stronger balance sheet. The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Additionally, if liquidity needs require, the Company could pursue the sale of certain of its cash generating businesses that have leading market positions. Our current liquidity needs arise primarily from capital expenditures for our vessels, working capital requirements to support our business and payments required under our secured indebtedness as approved by the Bankruptcy Court. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand, trade credit extended by vendors and proceeds from sales of assets.

Plan Support Agreement

On February 12, 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the lenders (the “Consenting Lenders”) holding an aggregate of approximately 60% of amounts outstanding under the Company’s Unsecured Revolving Credit Facility. The Plan Support Agreement requires the Consenting Lenders to support and vote in favor of a proposed plan of reorganization of the Debtors (the “Plan”) consistent with the terms and conditions set forth in the term sheet attached as an exhibit to and incorporated into the Plan Support Agreement (as amended, the “Term Sheet”).

71	Overseas Shipholding Group, Inc.

As a result of additional lenders acceding to the Plan Support Agreement, as of February 27, 2014, lenders holding approximately 72% of amounts outstanding under the Unsecured Revolving Credit Facility are now Consenting Lenders. On February 27, 2014, the Debtors and the Consenting Lenders entered into an amendment to the Plan Support Agreement (the “Amendment”). The Amendment increases the amount to be raised by the Company through the rights offering and exit financing contemplated by the Plan Support Agreement as further described below.

The Term Sheet, provides, among other things, that pursuant to the Plan, creditors’ allowed non-subordinated claims against the Debtors other than claims under the Unsecured Revolving Credit Facility, will be paid in full, in cash, including post-petition interest, and holders of equity interests and claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of stock and warrants of reorganized OSG valued at $61,400, subject to dilution on account of a management and director incentive program and the Rights Offering (as defined below). Under the Plan reflected in the Term Sheet, holders of claims arising out of the Unsecured Revolving Credit Facility will receive their pro rata share of stock and warrants of the reorganized OSG. In addition, the Term Sheet provides that under the Plan, the 7.50% Unsecured Senior Notes due in 2024 issued by OSG and the 8.125% Unsecured Senior Notes due in 2018 issued by OSG will be reinstated, following payment of outstanding interest.

The Term Sheet further provides that pursuant to the Plan, the Company will raise $300,000 through a rights offering (the “Rights Offering”) of stock and warrants of reorganized OSG to the holders of claims arising out of the Unsecured Revolving Credit Facility, which Rights Offering will be back-stopped by the Consenting Lenders or their designees. The Plan further contemplates that the Company will raise $735,000 in secured exit financing. The proceeds of the Rights Offering and such exit financing will enable the Debtors to satisfy the secured claims of Danish Ship Finance (“DSF”) and CEXIM in full, in cash. As a result, the Debtors will withdraw their previously-announced motion for authorization to sell the vessels over which CEXIM has security interests. The Plan Support Agreement, as amended, remains subject to the approval of the Bankruptcy Court.

On February 28, 2014, the Debtors and the Consenting Lenders (each Consenting Lender, a “Commitment Party”) entered into an equity commitment agreement dated February 28, 2014 (the “Equity Commitment Agreement”) setting forth, among other things, the terms of the Rights Offering. Under the Rights Offering, each lender who is the beneficial owner of claims arising out of the Unsecured Revolving Credit Facility as of the date specified in the procedures with respect to the Rights Offering (the “Rights Offering Procedures”, the form of which are set forth in the Equity Commitment Agreement) that are approved by the Bankruptcy Court (each such lender, an “Eligible Participant”) will be offered the right to purchase up to its pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants for $19.51 per share or warrant. Each Eligible Participant will also be offered the right to purchase Reorganized OSG Stock and Reorganized OSG Jones Act Warrants in an oversubscription rights offering, subject to certain limitations and caps, in the event that other Eligible Participants do not elect to purchase their pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants in connection with the Rights Offering (such rights, the “Unsubscribed Rights”). To ensure that OSG raises $300 million in connection with the Rights Offering, the Equity Commitment Agreement further provides that each Commitment Party has committed to subscribe for any Unsubscribed Rights in proportion to its Subscription Commitment Percentage (as defined in the Equity Commitment Agreement). Subject to Bankruptcy Court’s approval, in consideration for entering into this commitment, the Commitment Parties will receive (i) a fee paid promptly following the effective date of the Plan allocated among the Commitment Parties, at each Commitment Party’s option, either in the form of (x) shares or warrants of reorganized OSG, equal to 5% of the aggregate amount raised in the Rights Offering or (y) the cash equivalent thereof and (ii) reimbursement of all reasonably documented out-of-pocket costs and expenses. If the transactions contemplated by the Equity Commitment Agreement are consummated, OSG will use the proceeds of the sale of the Reorganized OSG Stock and Reorganized OSG Jones Act Warrants to fund payments under the Plan. Among other things, these proceeds will enable the Debtors to retain the vessels pledged to secure the claims of CEXIM and DSF, which claims will be repaid in full in cash.  The Equity Commitment Agreement remains subject to the approval of the Bankruptcy Court.

The Consenting Lenders may terminate the Plan Support Agreement under certain circumstances, including, but not limited to, if the Debtors fail to achieve certain milestones for seeking confirmation and effectiveness of the Plan within certain time periods specified in the Plan Support Agreement including, inter alia, filing a Plan and disclosure statement with the Bankruptcy Court by March 7, 2014, the entry of an order by the Bankruptcy Court approving the disclosure statement by May 16, 2014 and the entry of an order by the Bankruptcy Court confirming the Plan by June 20, 2014.

The Debtors may terminate the Plan Support Agreement under certain circumstances, including, but not limited to, if the Debtors, in the exercise of their fiduciary duty, (i) reasonably determine that the Plan is not in the best interests of the Debtors’ estates or (ii) receive an unsolicited proposal for an alternative plan that the Debtors reasonably determine to be more favorable to the Debtors’ estates than the Plan.

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 vessels in OSG’s International Flag fleet (“Core International Flat Fleet”) intend to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the Core International Flag Fleet to V. Ships UK Limited (“V. Ships”). OSG expects to incur approximately $34,000 in total expenses related to the transition to the outsourcing arrangement. Of this estimated $34,000 amount, approximately $21,000 is expected to be related to employee transition and termination benefits and similar transition and termination costs, and approximately $13,000 is expected to be related to set-up, wind-down and transitions costs. The estimates contained herein are subject to uncertainty.

The outsourcing of technical management is intended to provide the Company’s International Flag business with a competitive cost structure, consistent with industry best practice, that will enable it to take advantage of future market opportunities.

As of December 31, 2013, we had approximately $601,900 of cash and cash equivalents on hand compared with $507,300 as of December 31, 2012. The increase from December 31, 2012 to December 31, 2013 primarily reflects net cash provided by operating activities which has been favorably impacted by charter rejections and renegotiations and the termination of interest payments on interest rate swap agreements and debt during the Bankruptcy process. Approximately 29% of cash on hand at December 31, 2013 is held by the Company’s foreign subsidiaries.

72	Overseas Shipholding Group, Inc.

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

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it was in bankruptcy as of December 31, 2013 and 2012, and its actions are subject to Bankruptcy Court approval, it could no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense was recorded in the years ended December 31, 2013 and 2012.

On November 14, 2012, Standard & Poor’s Ratings Services (“Standard & Poor’s”) downgraded our long-term corporate rating and the rating on our senior unsecured debt to “D” from “CCC-”. As of January 11, 2013, Standard & Poor’s withdrew all of its ratings. In October 2012, Moody’s Investors Service (“Moody’s) downgraded our long-term corporate credit rating and the rating on our Company’s senior unsecured debt from Caa1 to Ca and from Caa2 to C, respectively. On November 19, 2012, Moody’s withdrew all of its ratings.

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

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases constituted an event of default or termination event under a number of instruments and agreements relating to debt of the Company and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of December 31, 2013 and 2012.

Also as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and Secured Loan Facilities (see below for additional information) and related accrued interest and unamortized deferred financing costs were classified as Liabilities Subject to Compromise in the consolidated balance sheets as of November 14, 2012, the date of the Chapter 11 filings, in accordance with ASC 852, Reorganizations. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Chapter 11 Cases.

73	Overseas Shipholding Group, Inc.

Unsecured Revolving Credit Facility and Unsecured Senior Notes

In 2006, the Company entered into a $1,800,000 seven-year unsecured revolving credit agreement with a group of banks, which was scheduled to mature on February 8, 2013 (the “Unsecured Revolving Credit Facility”). In accordance with the terms of the credit agreement, the maximum amount the Company could borrow under the Unsecured Revolving Credit Facility decreased to $1,500,000 in February 2012. Borrowings under this facility bore interest at a rate based on LIBOR.

At December 31, 2013 and 2012, the Company had $1,489,000 in principal outstanding under the Unsecured Revolving Credit Facility.

The Company had the following separate series of unsecured notes or debentures issued and outstanding at December 31, 2013 (collectively the “Unsecured Senior Notes”):

8.75% Debentures (the “2013 Debentures”) – These notes were issued on December 1, 1993 and consist of $63,603 in face value debenture notes which matured on December 1, 2013. An outstanding balance of $63,592, net of unamortized discount, is reflected in the accompanying consolidated balance sheets at December 31, 2013 and 2012 as set forth in Item 8, “Financial Statements and Supplementary Data.”

On August 5, 2011, the Company repurchased and retired $9,665 par value of its outstanding 2013 Debentures. The Company recognized a loss of $375 on this transaction.

8.125% Senior Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consist of $300,000 in face value notes, which are due on March 30, 2018 An outstanding balance of $297,102, net of unamortized discount, is reflected in the accompanying consolidated balance sheets at December 31, 2013 and 2012.

7.5% Senior Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consist of $146,000 in face value notes, which are due on February 15, 2024. An outstanding balance of $146,000 is reflected in the accompanying consolidated balance sheets at December 31, 2013 and 2012.

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility nor the Unsecured Senior Notes due in 2013, 2018 and 2024, during the pendency of the Chapter 11 Cases. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date was not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Revolving Credit Facility and the Unsecured Senior Notes on November 14, 2012.

For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $14,433 and $2,091, including $237 and $185, respectively, relating to the amortization of deferred finance costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

As of December 31, 2013, the Company has determined that it is more likely than not that the Unsecured Revolving Credit Facility will not exist in the post emergence period as a result of the extinguishment, satisfaction or an exchange of debt for equity during the reorganization process. The Company has therefore recorded a charge relating to the write-off of the Unsecured Revolving Credit Facility unamortized deferred finance charges of $422 to Reorganization items, net in the accompanying consolidated statement of operations for the year ended December 31, 2013.

For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $42,355 and $5,529, including $1,463 and $190, respectively, relating to the amortization of deferred finance costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

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

74	Overseas Shipholding Group, Inc.

Secured Loan Facilities

While the Company was primarily an unsecured borrower, two debt agreements with an aggregate outstanding balance of $565,956 as of December 31, 2013 contain loan-to-value clauses that require the charter-free market value of the vessels pledged as collateral under each of the secured facilities to be no less than a specified percentage of the borrowings outstanding. For covenant compliance purposes, the market values of the vessels are determined on the basis of a “willing seller and willing buyer” by independent third party ship brokers approved by the Company and the lenders. Such valuations are not necessarily equivalent to the amounts that the Company would receive upon sale of any of these vessels, which may be more or less. In the event that the aggregate market value of the vessels that secure the Company’s obligations under any of the secured facilities falls below the minimum required percentage and the lenders request or require compliance, the Company has the option to either repay a portion of the borrowings under the facility or pledge additional collateral consisting of cash, cash equivalents or vessels of a similar size, class and age that are acceptable to the lenders.

Term loans maturing in 2016 – On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of December 31, 2013, 15 vessels, representing approximately 24% of the net book value of the Company’s vessels, are pledged as collateral under the following debt agreements:

Term loans maturing in 2020 – This facility with Danish Ship Finance (“DSF”), with an outstanding balance of $263,371 and $266,936 at December 31, 2013 and 2012, respectively, provides secured term loans originally covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to, among other things; reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. In connection with the exchange of the MR Product Carriers previously servicing the U.S. Maritime Security Program, the Company reflagged two of the seven MR Product Carriers originally pledged as collateral under the above term loans. Accordingly, in June 2012, the lenders under this facility agreed to accept replacing the two MR Product Carriers with two Panamax Product Carriers. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the loan-to-value ratio was estimated to approximate 97% and 84%, respectively. For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $3,482 and $480, including $263 and $34, respectively, relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

Term loans maturing in 2023 – This facility with the Export-Import Bank of China (“CEXIM”), with an outstanding balance of $302,585 and $311,751 as of December 31, 2013 and 2012, respectively, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. In December 2011, the Company entered into an amendment of the loan agreement which, among other things, reduced the total borrowing capacity of the facility by approximately $28,000 and reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the loan-to-value ratio was estimated to approximate 91% and 86%, respectively. For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $9,011 and $1,295, including $284 and $36, respectively, relating to the amortization of deferred financing costs which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

The Company has determined that it is more likely than not that the Secured Term Loan Facilities will not exist in the post emergence period. The Company has therefore recorded charges relating to the write-off of the CEXIM and DSF unamortized deferred finance costs of $2,955 and $1,226, respectively, to Reorganization items, net, in the accompanying consolidated statement of operations for the year ended December 31, 2013.

75	Overseas Shipholding Group, Inc.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OIN, a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to the CEXIM, the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii) the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements.

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

For the year ended December 31, 2013 the Company paid Adequate Protection Interest Payments which were classified as reductions of the outstanding principal of the DSF and CEXIM term loans of $3,565 and $9,166, respectively.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above. The balances of the DIP Loans as of December 31, 2013 were $3,217 (CEXIM term loan) and $760 (DSF term loan).

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of December 31, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings in which the Company is involved, is fully cash collateralized. Such cash collateral is considered restricted cash and is included in other assets in the consolidated balance sheets.

Carrying Value of Vessels

The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their estimated market values are below their carrying values as of December 31, 2013. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its International Flag vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations of any kind. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed above in “Critical Accounting Policies – Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values, after taking into consideration the impairment charges of $365,976 (including $173,190 and $38,301 applicable to vessels that are pledged as collateral under the CEXIM and DSF term loans) recorded as of December 31, 2013 and $278,345 (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the Company’s DSF term loans) recorded, as of December 31, 2012.

76	Overseas Shipholding Group, Inc.

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

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2013
Vessel Type	Average Vessel Age (weighted by dwt)(3)	Number of Owned Vessels	Carrying Value (4)

International Flag Crude Tankers
VLCCs (includes ULCC)	10.5	11.0	$557,952
Aframaxes (includes OSG Lightering fleet)	10.7	9.0	222,719
Panamaxes	11.1	9.0	145,168
Total International Flag Crude Tankers(1)	10.6	29.0	$925,839

International Flag Product Carriers
LR2 under construction	-	1.0	54,029
Panamax	5.1	4.0	164,614
Handysize	8.2	13.0	263,213
Total International Flag Product Carriers(2)	6.4	18.0	$481,856

Total U.S. Flag Vessels	7.2	15.0	935,582

Fleet Total	9.8	62.0	$2,343,277

(1)	As of December 31, 2013, the International Flag Crude Tankers segment includes vessels with an aggregate carrying value of $481,763, which the Company believes exceeds their aggregate market value of approximately $354,083 by $127,680.
(2)	As of December 31, 2013, the International Flag Products Carriers segment includes vessels with an aggregate carrying value of $295,336, which the Company believes exceeds their aggregate market value of approximately $215,605 by $79,731.
(3)	Calculation includes impact of an LR2 that was under construction as of December 31, 2013.
(4)	Includes construction in in progress totaling $54,644 and capital expenditures totaling $3,300 made in relation to vessels chartered in by the Company.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of December 31, 2013, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $947,076, of which $750,576 was nonrecourse to the Company.

At December 31, 2013, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $98,250 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the consolidated financial statements for additional information.

77	Overseas Shipholding Group, Inc.

Aggregate Contractual Obligations
A summary of the Company’s long-term contractual obligations as of December 31, 2013 follows:

						Beyond
	2014	2015	2016	2017	2018	2018	Total
Unrecognized tax benefits, including interest and penalties(1)	$234,623	$-	$-	$-	$-	$-	$234,623
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations:(3)
Bareboat Charter-ins	93,423	97,817	99,038	98,219	93,200	111,318	593,015
Time Charter-ins	38,942	22,606	1,004	-	-	-	62,552
Office space	3,001	1,990	1,106	523	314	-	6,934
Construction contracts(4)	34,885	-	-	-	-	-	34,885
Total	$404,874	$122,413	$101,148	$98,742	$93,514	$111,318	$932,009

(1)	The unrecognized tax benefits, including interest shown in the table above, represent unrecognized tax benefits related to issues currently under examination by taxing authorities, for which it is reasonable to believe that this amount will be settled during 2014. In addition to the obligations in the table above, approximately $26,585 of unrecognized tax benefits have been recorded as liabilities and we are uncertain about if or when such amounts may be settled.
(2)	As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company's secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.
(3)	As of December 31, 2013, the Company had charter-in commitments for 22 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.
(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs. Amount includes estimated construction costs of $15,000 expected to be incurred on the conversion of a U.S. Flag Product Carrier into a shuttle tanker during the third quarter of 2014.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2013, related to pension and other postretirement benefit plans as follows:

	2014	2015	2016	2017	2018
Supplemental pension plan obligations(1)	$-	$-	$-	$-	$-
Defined benefit pension plan contributions(2)	1,320	1,175	1,028	618	154
Postretirement health care plan obligations(3)	169	174	180	191	205

(1)Obligations under this plan are stayed as a result of the filing of the Chapter 11 cases.
(2)Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.
(3)Amounts are estimated based on the 2013 cost taking the assumed health care cost trend rate for 2014 to 2018 into consideration. See Note 18 to the consolidated financial statements set forth in Item 8. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

78	Overseas Shipholding Group, Inc.

RISK MANAGEMENT

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default under the interest rate swap agreements to which the Company was a party to as of the Petition Date. As such, the outstanding obligations under said agreements were reclassified to Liabilities Subject to Compromise on the consolidated balance sheets as of December 31, 2013 and 2012. Therefore, tabular disclosure with respect to derivative financial instruments and other financial instruments that are sensitive to changes in interest rates has been omitted in Item 7A, “Quantitative and Qualitative Disclosures about Market Risks.”

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

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

79	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

80	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31
DOLLARS IN THOUSANDS

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$601,927	$507,342
Voyage receivables, including unbilled of $113,336 and $131,333	147,964	179,259
Income taxes recoverable	3,952	-
Other receivables	16,838	28,900
Inventories	16,884	15,532
Prepaid expenses and other current assets	24,284	40,394
Deferred income taxes	5,464	-
Total Current Assets	817,313	771,427
Vessels and other property, less accumulated depreciation	2,359,352	2,837,288
Deferred drydock expenditures, net	57,248	74,418
Total Vessels, Deferred Drydock and Other Property	2,416,600	2,911,706
Investments in affiliated companies	323,327	252,398
Intangible assets, less accumulated amortization	60,167	71,975
Goodwill	-	9,589
Other assets	27,087	26,440
Total Assets	$3,644,494	$4,043,535

LIABILITIES AND (DEFICIT)/EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$121,582	$99,273
Deferred income taxes	-	25,900
Income taxes payable, including reserve for uncertain tax positions of $234,623 and $326,121	256,258	329,799
Total Current Liabilities	377,840	454,972
Reserve for uncertain tax positions	26,585	17,067
Deferred gain on sale and leaseback of vessels	-	3,839
Deferred income taxes	369,954	343,162
Other liabilities	42,189	37,712
Liabilities subject to compromise	2,888,173	2,652,537
Total Liabilities	3,704,741	3,509,289

Commitments and contingencies

(Deficit)/Equity:
Common stock ($1 par value; 120,000,000 shares authorized; 44,290,759 shares issued)	44,291	44,291
Paid-in additional capital	413,753	414,411
Retained earnings	386,250	1,024,480
	844,294	1,483,182
Cost of treasury stock (13,575,339 and 13,396,320 shares)	835,197	835,155
	9,097	648,027
Accumulated other comprehensive loss	(69,344)	(113,781)
Total (Deficit)/Equity	(60,247)	534,246
Total Liabilities and (Deficit)/Equity	$3,644,494	$4,043,535

See notes to consolidated financial statements

81	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2013	2012	2011

Shipping Revenues:
Pool revenues, including $90,668 in 2013, $78,523 in 2012 and $83,955 in 2011 received from companies accounted for by the equity method	$177,068	$241,314	$245,028
Time and bareboat charter revenues	370,689	299,267	267,159
Voyage charter revenues	468,239	583,253	537,344
Sunoco termination fee	-	13,300	-
	1,015,996	1,137,134	1,049,531

Operating Expenses:
Voyage expenses	252,668	296,288	259,330
Vessel expenses	265,146	285,023	287,610
Charter hire expenses	206,873	370,405	383,940
Depreciation and amortization	176,276	201,284	179,721
General and administrative	97,663	88,845	83,178
Severance and relocation costs	3,097	3,163	-
Goodwill and other intangibles impairment charge	16,214	-	-
(Gain)/loss on disposal of vessels, including impairments	365,257	271,359	(2,060)
Total Operating Expenses	1,383,194	1,516,367	1,191,719
Loss from Vessel Operations	(367,198)	(379,233)	(142,188)
Equity in Income of Affiliated Companies	40,894	33,486	20,555
Operating Loss	(326,304)	(345,747)	(121,633)
Other Income/(Expense)	849	(1,314)	2,154
Loss before Interest Expense, Reorganization Items and Taxes	(325,455)	(347,061)	(119,479)
Interest Expense	(350)	(93,421)	(79,898)
Loss before Reorganization Items and Income Taxes	(325,805)	(440,482)	(199,377)
Reorganization Items, net	(327,170)	(41,113)	-
Loss before Income Taxes	(652,975)	(481,595)	(199,377)
Income Tax (Provision)/Benefit	14,745	1,481	(1,986)
Net Loss	$(638,230)	$(480,114)	$(201,363)

Weighted Average Number of Common Shares Outstanding:
Basic	30,482,818	30,339,258	30,228,441
Diluted	30,482,818	30,339,258	30,228,441

Per Share Amounts:
Basic net loss	$(20.94)	$(15.82)	$(6.67)
Diluted net loss	$(20.94)	$(15.82)	$(6.67)
Cash dividends declared	$-	$-	$1.53

See notes to consolidated financial statements

82	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2013	2012	2011

Net Loss	$(638,230)	$(480,114)	$(201,363)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	(49)	15	(231)
Net change in unrealized losses on cash flow hedges	39,674	5,617	(34,668)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	5	6	(29)
Net change in unrecognized prior service costs	(237)	1,731	(968)
Net change in unrecognized actuarial losses	5,044	(1,843)	(6,523)
Other Comprehensive Income/(Loss)	44,437	5,526	(42,419)
Comprehensive Loss	$(593,793)	$(474,588)	$(243,782)

See notes to consolidated financial statements

83	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
DOLLARS IN THOUSANDS

	2013	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(638,230)	$(480,114)	$(201,363)
Items included in net loss not affecting cash flows:
Depreciation and amortization	176,276	201,284	179,721
Loss on write-down of vessels and other fixed assets	366,439	279,382	-
Goodwill and other intangibles write-down	16,214	-	-
Amortization of deferred gain on sale and leasebacks	42	(5,905)	(29,825)
Amortization of debt discount and other deferred financing costs	-	3,198	3,576
Deferred financing costs write-off	-	12,540	-
Compensation relating to restricted stock and stock option grants	(131)	7,910	10,069
Dedesignation of interest rate swap agreements	-	1,866	-
Deferred income tax benefit	(7,398)	(29,751)	(29,636)
Unrealized gain/(loss) on forward freight agreements and bunker swaps	-	(156)	427
Undistributed earnings of affiliated companies	(35,826)	(22,771)	(7,628)
Deferred payment obligations on charters-in	5,446	5,600	5,399
Reorganization items, non-cash	261,221	34,676	-
(Gain)/loss on sublease contracts	(896)	895	-
Other – net	2,243	7,133	4,060
Items included in net loss related to investing and financing activities:
Loss/(gain) on sale or write-down of securities and investments - net	198	3,166	(313)
Gain on disposal of vessels - net	(1,182)	(8,023)	(2,060)
Loss on repurchase of bonds	-	-	375
Payments for drydocking	(22,024)	(45,990)	(47,360)
Changes in operating assets and liabilities
Decrease/(increase) in receivables	33,453	(30,324)	(7,468)
Security deposits with vendors and lenders	-	(10,344)	-
Decrease in Sunoco deferred revenue	-	(27,104)	-
Net change in prepaid items and accounts payable, accrued expenses and other current and long-term liabilities	(13,949)	69,933	60,965
Net cash provided by/(used in) operating activities	141,896	(32,899)	(61,061)
Cash Flows from Investing Activities:
Long-term investments	-	-	(13,708)
Disposal of short-term investments	-	-	20,047
Proceeds from sale of marketable securities and investments	459	13,000	3,491
Expenditures for vessels	(36,377)	(52,604)	(187,510)
Proceeds from disposal of vessels	485	12,886	19,628
Expenditures for other property	(2,181)	(2,862)	(6,736)
Investments in and advances to affiliated companies	-	-	(1,650)
Distributions from affiliated companies, net	2,097	6,608	8,733
Other – net	979	563	3,532
Net cash used in investing activities	(34,538)	(22,409)	(154,173)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)	(307)	(920)
Issuance of debt, net of issuance costs and deferred financing costs	-	572,000	168,393
Payments on debt, including adequate protection payments	(12,731)	(63,990)	(104,774)
Cash dividends paid	-	-	(46,875)
Issuance of common stock upon exercise of stock options	-	70	638
Net cash (used in)/provided by financing activities	(12,773)	507,773	16,462
Net increase/(decrease) in cash and cash equivalents	94,585	452,465	(198,772)
Cash and cash equivalents at beginning of year	507,342	54,877	253,649
Cash and cash equivalents at end of year	$601,927	$507,342	$54,877

See notes to consolidated financial statements

84	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
DOLLARS IN THOUSANDS

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock	Capital	Earnings	Shares	Amount	Loss	Total

Balance at December 31, 2010	$44,291	$403,601	$1,752,832	13,880,753	$(840,683)	$(76,888)	$1,283,153
Net Loss			(201,363)			-	(201,363)
Other Comprehensive Loss, net of taxes						(42,419)	(42,419)
Cash Dividends Declared			(46,875)				(46,875)
Issuance of Restricted Stock Awards		(990)		(62,501)	999		9
Compensation Related to Options Granted		2,821					2,821
Amortization of Restricted Stock Awards		7,248					7,248
Options Exercised and Employee Stock Purchase Plan		336		(24,139)	302		638
Purchases of Treasury Stock				32,769	(920)		(920)
Balance at December 31, 2011	44,291	413,016	1,504,594	13,826,882	(840,302)	(119,307)	1,002,292
Net Loss			(480,114)				(480,114)
Other Comprehensive Income, net of taxes						5,526	5,526
Issuance of Restricted Stock Awards		(5,084)		(458,029)	5,316		232
Compensation Related to Options Granted		1,795					1,795
Amortization of Restricted Stock Awards		6,115					6,115
Options Exercised and Employee Stock Purchase Plan		(68)		(11,041)	138		70
Tax Impact of Vesting of Stock Awards		(1,363)					(1,363)
Purchases of Treasury Stock				38,508	(307)		(307)
Balance at December 31, 2012	44,291	414,411	1,024,480	13,396,320	(835,155)	(113,781)	534,246
Net Loss			(638,230)				(638,230)
Other Comprehensive Income, net of taxes						44,437	44,437
Forfeitures of Restricted Stock Awards				138,649			-
Compensation Related to Options Granted, net of true-up for actual forfeitures		(192)					(192)
Amortization of Restricted Stock Awards, net of true-up for actual forfeitures		61					61
Tax Impact of Vesting of Stock Awards		(527)					(527)
Purchases of Treasury Stock				40,370	(42)		(42)
Balance at December 31, 2013	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)

See notes to consolidated financial statements

85	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 — BANKRUPTCY FILING AND GOING CONCERN

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

On December 19, 2013, the Bankruptcy Court entered an order to extend the period of time that the Debtors have the exclusive right to file a plan of reorganization and disclosure statement with the Bankruptcy Court through and including February 28, 2014. On February 21, 2014, the Debtors filed a motion requesting that the Bankruptcy Court extend the exclusive period to file a plan of reorganization through and including March 31, 2014 and the exclusive period to solicit acceptances thereof through and including June 30, 2014. That motion was granted without a hearing by order dated March 6, 2014. The reorganization plan is subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court.

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

86	Overseas Shipholding Group, Inc.

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

The Company was required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, effective on November 14, 2012, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 11, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise in the Company’s consolidated balance sheet. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in the consolidated statements of cash flow.

As further described in Note 14, “Taxes,” the Internal Revenue Service (“IRS”) has filed amended proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $255,760.

87	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 3 — LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

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

The Debtors have been paying and intend to continue to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as Liabilities Subject to Compromise on the Company’s consolidated balance sheets as of December 31, 2013 and 2012. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as Liabilities Subject to Compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. The accrued liabilities relating to rejected executory contracts, a component of liabilities subject to compromise reflects estimates based upon negotiations with creditors that have resulted in amended claims and/or stipulations that have received Bankruptcy Court approval.  The Company cannot provide assurance relating to the value of the claims that will ultimately be allowed by the Bankruptcy Court. Any changes in classification resulting from the Company’s evaluation, investigation and reconciliation of the filed claims will be reflected in subsequent financial statements.

Liabilities Subject to Compromise consist of the following:

As of December 31,	2013	2012

Prepetition accounts payable and other accrued liabilities	$4,565	$2,717
Secured long-term debt and accrued interest	569,408	577,957
Unsecured senior notes	500,780	500,780
Unsecured revolving credit facility	1,489,000	1,488,579
Accrued interest and fees on unsecured revolving credit facility and senior notes	10,878	10,878
Derivative liabilities	3,566	3,566
Accrued liabilities relating to rejected executory contracts	282,599	30,539
Pension and other postretirement benefit plan liabilities	27,377	37,521
Total Liabilities Subject to Compromise	$2,888,173	$2,652,537

See Note 18, “Pension and Other Postretirement Benefit Plans,” for information relating to changes in the amounts included in Liabilities Subject to Compromise.

88	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The following table summarizes activity related to the reserve for rejected executory contracts component of liabilities subject to compromise for the years ended December 31, 2013 and 2012.

	Reserve for estimated claims on rejected
	executory contracts
	2013	2012
Balance at January 1,	$30,539	$-
Original provision	180,505	30,187
Change in estimate - prior year's provision	8,068	-
Change in estimate - current year's provision	60,266	-
Other liabilities relating to rejected executory contracts	3,221	352
Balance at December 31,	$282,599	$30,539

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

For the year ended December 31,	2013	2012
Trustee fees	$3,006	$672
Professional fees	62,823	7,889
Provision for estimated claims on rejected executory contracts	248,839	30,187
Expenses incurred on rejected executory contracts	7,683	2,365
Write-off of deferred financing costs	4,603	-
Other claims adjustments	216	-
	$327,170	$41,113

Mr. John J. Ray III was appointed by the board of directors of the Company as Chief Reorganization Officer of the Company effective as of November 14, 2012. In connection with the appointment of Mr. Ray, the Company entered into an engagement letter agreement dated November 1, 2012 with Greylock Partners,  LLC for Greylock Partners to provide the Company with financial and reorganization consulting services. Mr. Ray is a Senior Managing Director and founder of Greylock Partners. The Company incurred fees due to Greylock Partners of $14,950 and $2,632 for services rendered to the Company for the years ended December 31, 2013 and 2012, respectively. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $65,949 and $6,437 for the years ended December 31, 2013 and 2012.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.
Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Approximately $20,500 and $3,100 of cash and cash equivalents in the consolidated balance sheets as of December 31, 2013 and 2012, respectively, is restricted for the general operations of 15 vessels pledged as collateral under secured term loans. See Note 11, “Debt,” for a further discussion of Secured Term Loans.

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

89	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

3.	Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

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

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $0 in 2013, $1,060 in 2012 and $6,767 in 2011.

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

5.
Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 7, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment charges recognized during the three years ended December 31, 2013.

6.
Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may be impaired.

The Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. and the 2007 purchase of the Heidmar Lightering business. The long-term customer relationships are being amortized on a straight-line basis over 20 years. The Company recorded an impairment charge on the goodwill and intangible assets relating to the Heidmar Lightering business. See Note 10, “Goodwill and Intangible Assets,” for further discussion on impairment charges recognized during the year ended December 31, 2013.

90	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

7.
Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on the straight-line basis over the life of the related debt. Prior to November 14, 2012, deferred finance charges were included in Other Assets in the consolidated balance sheet. On November 14, 2012, amortization ceased on $10,517 of deferred financing costs relating to the Unsecured Senior Notes, the $1,500,000 Unsecured Revolving Credit facility and the secured term loans, when such indebtedness and the related deferred financing costs were reclassified to Liabilities Subject to Compromise in the consolidated balance sheets (See Note 11, “Debt”). For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, the Company did not record $2,247 and $445 of interest expense relating to the amortization of deferred financing costs relating to the Unsecured Senior Notes, the $1,500,000 Unsecured Revolving Credit facility and the Secured Term Loans, which would have been incurred had the indebtedness not been reclassified. Interest expense relating to the amortization of deferred financing costs amounted to $0 in 2013, $15,260 in 2012 and $3,023 in 2011. The 2012 interest expense includes the write-off of $12,540 in deferred financing costs relating to the $900,000 Unsecured Forward Start credit facility as the Company’s Chapter 11 filing effectively terminated this credit facility agreement.

See Note 11, “Debt,” for information relating to the December 2013 write-off of $4,603 of deferred amortization costs classified as liabilities subject to compromise.

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

For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula. Such TCE revenues are reported as pool revenues in the accompanying consolidated statement of operations. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools is sufficiently significant so as to determine that OSG has effective control of the pool. Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participates. Such pool is not a legal entity but operates under a contractual arrangement. Therefore effective, July 1, 2013, the Company’s consolidated statement of operations reports allocated TCE revenues for such pool on a gross basis as voyage charter revenues and voyage expenses. The impact of this method of presenting earnings from this pool was an increase in voyage charter revenues and voyage expenses of $70,817 for the year ended December 31, 2013.

9.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2013 and 2012 are net of an allowance for doubtful accounts of $2,024 and $2,846, respectively. The provisions for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 were not material.

91	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

During the three years ended December 31, 2013, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 58% and 59% of consolidated voyage receivables at December 31, 2013 and 2012, respectively.

10.
Derivatives—ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

During the year ended December 31, 2013, no ineffectiveness gains or losses were recorded in earnings relative to interest rate swaps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt. See Note 12, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate swaps and other financial instruments.

11.
Income taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

12.
Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of goodwill, intangible and other long-lived assets, liabilities incurred relating to pension benefits, liabilities subject to compromise and income taxes. Actual results could differ from those estimates.

13.	Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

92	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

14.
Recently adopted accounting standards—In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements, intended to improve the transparency of changes in other comprehensive income and items reclassified out of accumulated other comprehensive income/(loss). This guidance, which is to be applied prospectively, was effective for the Company’s annual and interim periods beginning January 1, 2013. The adoption of this accounting standard resulted in a change in the presentation of disclosures relating to accumulated other comprehensive income/(loss).

15.
Newly issued accounting standards— In February 2013, the FASB also issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, to address the diversity in practice in accounting for joint and several liabilities. The standard addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. An entity would measure its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early application is permitted. OSG does not believe the adoption of the new accounting guidance will have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to address the diversity in practice in presenting unrecognized tax benefits on the balance sheet. The standard provides explicit guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when certain circumstances enumerated in the standard exist. The required presentation should better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax carryforwards exist. The amendments in this update are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption is permitted. OSG does not believe the adoption of the new accounting guidance will have a significant impact on its consolidated financial statements.

NOTE 5 — EARNINGS PER COMMON SHARE:

Basic earnings per share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are defined as unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method. At December 31, 2013, 2012 and 2011, there were  221,052,  740,594 and  173,006 such participating securities outstanding, respectively.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

For the year ended December 31,	2013	2012	2011

Net loss	$(638,230)	$(480,114)	$(201,363)
Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,482,818	30,339,258	30,228,441

There were no dilutive equity awards outstanding as of December 31, 2013, 2012 or 2011. Awards of  1,041,723,  2,383,896 and  1,857,233 shares of common stock for 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

93	Overseas Shipholding Group, Inc.

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

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, severance and relocation costs, shipyard contract termination costs, gain/(loss) on disposal of vessels and impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

94	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Information about the Company’s reportable segments as of and for each of the years in the three year period ended December 31, 2013 follows:

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
2013
Shipping revenues	$352,871	$223,789	$3,286	$436,050	$1,015,996
Time charter equivalent revenues	209,876	146,711	3,225	403,516	763,328
Depreciation and amortization	76,086	29,465	2,818	67,907	176,276
Gain/(loss) on disposal of vessels, including impairments	(328,146)	(38,395)	117	1,167	(365,257)
Goodwill and other intangibles impairment charge	(16,214)	-	-	-	(16,214)
Income/(loss) from vessel operations	(17,806)	22,077	(3,104)	113,866	115,033
Equity in income of affiliated companies	29,746	-	7,542	3,606	40,894
Investments in affiliated companies at December 31, 2013	271,009	4,505	44,278	3,535	323,327
Total assets at December 31, 2013	1,356,796	544,062	44,591	1,061,866	3,007,315
Expenditures for vessels	26,106	7,607	(3)	2,667	36,377
Payments for drydockings	8,003	2,270	-	11,751	22,024
2012
Shipping revenues	343,541	331,634	10,156	451,803	1,137,134
Time charter equivalent revenues	256,843	171,881	10,071	402,051	840,846
Depreciation and amortization	83,558	43,239	5,392	69,095	201,284
Gain/(loss) on disposal of vessels, including impairments	(102,242)	(160,706)	8,085	(16,496)	(271,359)
Income/(loss) from vessel operations	(70,909)	(59,111)	(4,243)	118,397	(15,866)
Equity in income of affiliated companies	18,658	-	11,378	3,450	33,486
Investments in affiliated companies at December 31, 2012	241,198	6,000	1,700	3,500	252,398
Total assets at December 31, 2012	1,739,740	620,731	2,333	1,123,368	3,486,172
Expenditures for vessels	33,488	18,563	6	547	52,604
Payments for drydockings	20,063	7,166	-	18,761	45,990
2011
Shipping revenues	337,137	321,322	13,285	377,787	1,049,531
Time charter equivalent revenues	266,429	178,823	13,228	331,721	790,201
Depreciation and amortization	74,392	35,385	5,809	64,135	179,721
Gain/(loss) on disposal of vessels	673	(71)	(29)	1,487	2,060
Income/(loss) from vessel operations	(71,033)	(42,021)	(828)	52,812	(61,070)
Equity in income/(loss) of affiliated companies	8,985	-	7,157	4,413	20,555
Investments in affiliated companies at December 31, 2011	211,406	3,855	12,669	4,440	232,370
Total assets at December 31, 2011	1,848,531	878,884	22,395	1,125,634	3,875,444
Expenditures for vessels	45,654	79,492	-	62,364	187,510
Payments for drydockings	16,600	14,166	-	16,594	47,360

The U.S. Flag segment includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation. The joint venture with four LNG Carriers is included in Other along with one chartered–in LPG Carrier, which was  redelivered to its owners in July 2011, a chartered-in Chemical Carrier, which was  redelivered to its owners in October 2013, and one owned Pure Car Carrier, which was disposed of in October 2012.

95	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2013	2012	2011
Time charter equivalent revenues	$763,328	$840,846	$790,201
Add: Voyage expenses	252,668	296,288	259,330
Shipping revenues	$1,015,996	$1,137,134	$1,049,531

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2013	2012	2011
Total income/(loss) from vessel operations of all segments	$115,033	$(15,866)	$(61,070)
General and administrative expenses	(97,663)	(88,845)	(83,178)
Severance and relocation costs	(3,097)	(3,163)	-
Goodwill and other intangibles impairment charge	(16,214)	-	-
(Loss)/gain on disposal of vessels, including impairments	(365,257)	(271,359)	2,060
Consolidated loss from vessel operations	(367,198)	(379,233)	(142,188)
Equity in income of affiliated companies	40,894	33,486	20,555
Other income/(expense)	849	(1,314)	2,154
Interest expense	(350)	(93,421)	(79,898)
Loss before reorganization items and income taxes	$(325,805)	$(440,482)	$(199,377)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2013	2012

Total assets of all segments	$3,007,315	$3,486,172
Corporate cash and securities	601,927	507,342
Other unallocated amounts	35,252	50,021
Consolidated total assets	$3,644,494	$4,043,535

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2013 follows:

96	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Consolidated	International	U.S.
2013
Shipping revenues	$1,015,996	$579,946	$436,050
Total vessels, deferred drydock and other property at December 31, 2013	2,416,600	1,459,220	957,380
2012
Shipping revenues	1,137,134	685,331	451,803
Total vessels, deferred drydock and other property at December 31, 2012	2,911,706	1,902,728	1,008,978
2011
Shipping revenues	1,049,531	671,744	377,787
Total vessels, deferred drydock and other property at December 31, 2011	3,292,946	2,293,011	999,935

NOTE 7 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

As of December 31,	2013	2012
Vessels, at cost	$2,784,023	$3,307,813
Accumulated depreciation	(495,391)	(591,256)
Vessels, net	2,288,632	2,716,557

Construction in progress	54,644	95,283

Other property, at cost	45,633	71,306
Accumulated depreciation and amortization	(29,557)	(45,858)
Other property, net	16,076	25,448

Total Vessels and other property	$2,359,352	$2,837,288

97	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

A breakdown of the carrying value of the Company’s vessels, excluding construction in progress, by reportable segment and fleet as of December 31, 2013 and 2012 follows:

As of December 31, 2013
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$722,863	$(164,911)	$557,952	(1)	10.5	11
Aframaxes (includes OSG Lightering fleet)	279,506	(57,403)	222,103	(2)	10.7	9
Panamaxes	145,168	-	145,168		11.1	9
Total International Flag Crude Tankers	1,147,537	(222,314)	925,223		10.6	29

International Flag Product Carriers
Panamax	196,470	(31,856)	164,614		5.1	4
Handysize	289,276	(26,063)	263,213		8.2	13
Total International Flag Product Carriers	485,746	(57,919)	427,827	(3)	7.2	17

Total U.S. Flag Vessels (4)	1,150,740	(215,158)	935,582		7.2	15

Fleet Total	$2,784,023	$(495,391)	$2,288,632		9.8	61

(1)Includes five VLCCs that are pledged as collateral under secured term loans due through 2020 and 2023, as discussed in Note 11, "Debt," with an aggregate carrying value of $343,590.
(2)Includes three Aframaxes that are pledged as collateral under secured term loans due through 2020 and 2023, as discussed in Note 11, "Debt," with an aggregate carrying value of $78,462.
(3)Includes five Handysize Product Carriers and two Panamax Product Carriers that are pledged as collateral under secured term loans due through 2020, as discussed in Note 11, "Debt," with an aggregate carrying value of $143,880.
(4)Includes one International Flag Handysize Product Carrier that is owned by a U.S. domiciled corporation.

As of December 31, 2012
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$869,186	$(157,359)	$711,827	9.5	11
Suezmaxes	734	(450)	$284	N/A	-
Aframaxes (includes OSG Lightering fleet)	279,947	(69,321)	$210,626	11.0	8
Panamaxes	467,984	(149,874)	$318,110	10.1	9
Total International Flag Crude Tankers	1,617,851	(377,004)	1,240,847	9.8	28

International Flag Product Carriers
Panamax	249,028	(33,078)	215,950	4.1	4
Handysize	290,055	(13,672)	276,383	7.2	13
Total International Flag Product Carriers	539,083	(46,750)	492,333	6.2	17

Total U.S. Flag Vessels	1,150,879	(167,502)	983,377	6.2	15

Fleet Total	$3,307,813	$(591,256)	$2,716,557	9.0	60

98	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Vessel activity, excluding construction in progress, for the three years ended December 31, 2013 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at December 31, 2010	$3,045,023	$(686,055)	$2,358,968
Purchases and vessel additions	38,203	-
Transfers from construction in progress	710,793	-
Disposals and transfers to held for sale	(17,675)	7,523
Depreciation	-	(140,023)

Balance at December 31, 2011	3,776,344	(818,555)	2,957,789
Purchases and vessel additions	7,983	-
Transfers from construction in progress	189,105	-
Disposals	(29,653)	25,104
Depreciation	-	(154,997)
Impairment	(635,966)	357,192

Balance at December 31, 2012	3,307,813	(591,256)	2,716,557
Purchases and vessel additions	2,809	-
Transfers from construction in progress	71,553	-
Disposals	(4,951)	1,837
Depreciation	-	(133,197)
Impairment	(593,201)	227,225

Balance at December 31, 2013	$2,784,023	$(495,391)	$2,288,632

The total of purchases and vessel additions and transfers from construction in progress will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of expenditures for vessels remaining under construction at the beginning and end of each respective period.

Purchase and Construction Commitments
As of December 31, 2013, the Company had remaining commitments of $34,885 under a non-cancelable contract for the construction of an LR2, which is a coated Aframax and for the conversion of a chartered-in U.S. Flag Product Carrier into a shuttle tanker. The LR2, which will be wholly owned by the Company, is scheduled for delivery in the second quarter of 2014. The shuttle tanker conversion project is expected to be completed during the third quarter of 2014.

Vessel Impairments
International Fleet

Management determined that certain events had occurred during the fourth quarter of 2013 with respect to the certain vessels within the Company’s International Flag fleet that Management viewed as impairment indicators, triggering the need for an impairment assessment as of December 31, 2013. Such events included (i) the Company’s  intentions relative to two older, non-core Aframaxes employed in Lightering through 2013, specifically, management’s assessment of whether or not the Company would drydock and continue to trade such vessels, given the current and expected rate environment, (ii) a significant year-over-year decline in third party valuation appraisals of the three Aframaxes that are not pledged as collateral under the secured facilities referred to below and all nine older Panamaxes in the Company’s International Flag fleet and (iii) the inability to  reach mutually agreeable terms with the Export- Import Bank of China (“CEXIM”) and Danish Ship Finance (“DSF”) (collectively, the “Secured Banks”) on how the Debtors might refinance the term loan facilities the Company has with these Banks in order to retain the five VLCCs, three Aframaxes, five MRs and two LR1s securing these loans after emergence from bankruptcy protection.

99	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Subsequent to year end, the Debtors and certain of the lenders holding an aggregate of approximately 72% of amounts outstanding under the Company’s Unsecured Revolving Credit Facility, entered into a plan support agreement (the “Plan Support Agreement”), which among other things provides for the use of proceeds that will be generated from exit financing and an equity rights offering in full satisfaction of amounts under the CEXIM and DSF term loans (See Note 24, “Subsequent Events”).

Accordingly, the Company performed impairment tests on 29 of its owned operating International Crude and Products vessels as of December 31, 2013, including five Product Carriers for which impairment charges were taken in 2012. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Management prepared undiscounted cash flows weighted based on probabilities assigned to possible outcomes for the vessels, including a  probability that all the vessels will continue to be held for use for the remainder of their useful lives and a probability that such vessels will be sold or transferred to the respective lenders at fair value during 2014. Specifically, in estimating future charter rates, management took into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 10-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. In addition, the Company took into consideration the potentially favorable impact of the Plan Support Agreement which increases the probability that the fifteen vessels securing the CEXIM and DSF term loans will continue to be held for use as part of the International Flag fleet. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach consisting of using an average of three third party appraisals net of a customary 2% broker commissions.  Based on the tests performed, impairment charges totaling $365,976 were recorded on two VLCCs, two Aframaxes and  two LR1s that are pledged as collateral under the secured facilities, and nine Panamaxes to write-down their carrying values to their estimated fair values at December 31, 2013. Such impairment charges include $173,190 and $38,301 applicable to vessels that are pledged as collateral under the CEXIM and DSF term loans, respectively.

Management also gave consideration as to whether other events or changes in circumstances had occurred since December 31, 2012 that could indicate that the carrying amounts of the remaining vessels in its International Flag fleet may not be recoverable as of December 31, 2013. Management concluded that no such events had occurred.

In connection with the goodwill and intangible assets impairment tests performed as of December 31, 2013 (see Note 10, “Goodwill and Intangible Assets”), the Company also recorded a write down aggregating $462 on transportation equipment utilized in the full-service operations of the Company’s International Crude Lightering business.

At December 31, 2012, the Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable, including factors such as the impact of the Chapter 11 Cases discussed in Note 2, “Bankruptcy Filing and Going Concern” above, as well as the fact that average spot rates achieved in the Company’s International Flag segments continued to face downward pressure since the industry’s cyclical downturn that began in the fourth quarter of 2008. These factors combined with the likelihood that the current markets would continue in the near term, putting continued pressure on second hand tanker values, were indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Accordingly, the Company performed impairment tests on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2012. The forecasted rates used in the impairment test performed at December 31, 2012 were lower than those used during the prior quarters of 2012 as there was increasing evidence (as noted in forecasts published by analysts at the time) that the recovery in the Crude and Products markets would be both delayed and not as pronounced, thus delaying recovery to historical averages. The Company also took into consideration the Company’s long-term intentions relative to certain of its older or non-core vessels, including management’s assessment of whether the Company would drydock and continue to trade them given the then existing and expected weak rate environment. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions were based on historical trends as well as future expectations. The basis for estimating daily time charter equivalent rates for fixed and unfixed days were consistent with those described above. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach by using third party appraisals. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in Lightering in the U.S. Gulf and ten Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under the term loans maturing in 2020) to write-down their carrying values to their estimated fair values at December 31, 2012.

100	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

U.S. Flag fleet

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2013 and 2012, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the positive impact of the resolution of uncertainties concerning two ATB assets employed in the Delaware Bay Lightering business in the third quarter of 2012, the overall turnaround in the Company’s U.S. Flag business over the past three years and the lack of similar downward rate pressure as that seen in the international markets. Specifically, in 2013 and 2012, spot rates continued to increase due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. Shale Oil. As a result, the Company’s U.S. Flag fleet ATB’s are increasingly able to secure term charter business at rates that are sufficient to recover their carrying values. U.S. Flag market fundamentals are expected to remain strong during 2014 as there are currently no idle vessels in the marketplace.

In December 2012, the Company recognized an impairment charge of $1,037 to write-down the carrying value of a spare tug boat that had been idle since mid-2011 to its estimated sales price less costs to dispose. This tug boat was subsequently delivered to buyers in April 2013.

Shipyard Contract Termination
On March 13, 2009, the Company entered into a termination agreement with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to terminate construction agreements covering six ATBs and two tug boats. Under the terms of the agreement, Bender agreed to transfer ownership of the unfinished vessels (and all related components and equipment) to OSG in their current state of completion in consideration for which OSG would, among other things render a payment of $14,000 to a third party for the release of priority liens on the vessels being transferred to the Company. The Company completed construction at alternative shipyards of the two ATBs, which were delivered in March 2010 and April 2011, and the two tug boats, which were delivered in June and September 2011.

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

Vessel Deliveries
During the year ended December 31, 2013 the Company completed construction of an International Flag Aframax. During 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier. During 2011, the Company completed construction of a U.S. Flag ATB, two International Flag Panamax Product Carriers, one VLCC, an International Flag Handysize Product Carrier and two tug boats.

Vessel Sales
The Company recognized a gain on disposal of vessels of $1,167 for the year ended December 31, 2013 relating to the sale of vessel engine parts and the spare U.S. Flag tug boat referred to above.

In the fourth quarter of 2012, the Company delivered its Car Carrier, the Overseas Joyce, to buyers and recognized a gain of approximately $8,078 on this sale.

101	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

During 2011, the Company delivered its two remaining single-hulled U.S. Flag Tankers (one of which was classified as held for sale on the December 31, 2010 consolidated balance sheet) and the remaining chartered-in single-hulled International Flag Aframax in which it had a residual interest to buyers. The Company recognized a gain of $2,117 on these transactions. Also, in October 2011, the Company delivered a U.S. Flag Lightering ATB to buyers, recognizing a gain of $1,464. The gain on disposal of vessels during 2011 also includes approximately $3,400 in proceeds received in connection with property sales in accordance with the Bender bankruptcy liquidation plan, as discussed above, and a loss of approximately $4,583 related to the cancellation of an order with an equipment supplier and the retirement of vessel support equipment.

Drydocking activity for the three years ended December 31, 2013 is summarized as follows:

For the year ended December 31,	2013	2012	2011
Balance at January 1	$74,418	$66,023	$46,827
Payments for drydocking	22,024	45,990	47,360
Sub-total	96,442	112,013	94,187
Drydock amortization	(32,648)	(34,382)	(27,680)
Amounts recognized upon sale/redelivery of vessels and non-cash adjustments	(6,546)	(2,605)	(484)
Impairments	-	(608)	-
Balance at December 31	$57,248	$74,418	$66,023

NOTE 8 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2013, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating, Storage and Offloading Service Vessels, one of which commenced service on January 5, 2010 and the other which commenced service on August 30, 2010. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service (“FSO”) Vessels
Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which was secured by, among other things, the service contracts and the FSOs themselves. Approximately $196,500 and $246,326 was outstanding under this secured facility as of December 31, 2013 and 2012, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts.  On August 29, 2013 the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to be paid in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of December 31, 2013 and 2012, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $0 and $29, respectively.

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

102	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions all of which were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $304,472 and $351,987 at December 31, 2013 and 2012, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa the Company concluded in the first quarter of 2010, that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive loss and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such (gains)/losses recognized in equity in income from affiliated companies for the years ended December 31, 2013, 2012 and 2011 were $(280), $2,216, and $6,574 respectively, As of December 31, 2013 and 2012, the joint venture had a liability of $22,083 and $34,872, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $5,064 and $8,206 at December 31, 2013 and 2012, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa were de-designated and deemed to be ineffective.

The Company’s Chapter 11 filing has no impact on the continued operations of the FSO joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. On November 12, 2012, MOQ issued a waiver to the FSO joint venture agreeing not to exercise its rights to terminate the service contracts. The initial waiver period expired on February 15, 2013 and was subsequently extended to July 15, 2014, with MOQ having the right to terminate such waiver at an earlier date upon occurrence of certain events or after giving a 90-day notice of its intent to do so. In November 2012, the joint venture also obtained waivers of any events of default arising as a result of the commencement of the Chapter 11 Cases from (i) the bank syndicate for the secured loan facility, (ii) the counterparties to the interest rate swaps agreements described above, and (iii) the bank that has issued performance guarantees of the joint venture’s performance of certain of its obligations under the FSO Africa and FSO Asia service contracts. The initial waiver periods on all such waivers expired on February 15, 2013 and were subsequently extended to July 15, 2014, subject to the occurrence of certain events.

LNG Joint Venture
In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG II”). QTGC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $750,576 and $783,839 was outstanding under this secured facility as of December 31, 2013 and 2012. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $727,663 and $760,293 at December 31, 2013 and 2012, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2013 and 2012, the joint venture recorded a liability of $108,725 and $181,958, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $54,199 and $90,731 at December 31, 2013 and 2012, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

In September 2012, the LNG joint venture entered into charter addendums to, among other things; increase the operating expense portion of the charter hire rates on the LNG Carriers retroactively from June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates for the year ended December 31, 2012 was $4,103.

103	Overseas Shipholding Group, Inc.

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

On November 14, 2012, QG II agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QG II, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014, or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of a corporate credit rating acceptable to QG II, and issuance by OSG of a replacement guarantee in a form acceptable to QG II this is binding on OSG following the consummation of a Chapter 11 reorganization plan.

See Note 12, "Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures" and Note 16, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

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

A condensed summary of the combined assets and liabilities of the equity method investments follows:

As of December 31,	2013	2012
Current assets	$197,625	$155,142
Vessels, net	1,576,692	1,640,910
Other assets	53,274	60,362
Total assets	$1,827,591	$1,856,414
Current liabilities	$179,913	$225,551
Long-term debt and other non-current liabilities	1,548,484	1,680,178
Equity/(accumulated deficit)	99,194	(49,315)
Total liabilities and equity/(accumulated deficit)	$1,827,591	$1,856,414

As of December 31, 2013 and 2012, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $947,076 and $1,030,165, respectively, of which $750,576 and $783,839, respectively, was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

104	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

A condensed summary of the results of operations of the equity method investments follows:

For the year ended December 31,	2013	2012	2011
Shipping revenues	$384,040	$368,802	$354,559
Ship operating expenses	(248,924)	(240,950)	(239,885)
Income from vessel operations	135,116	127,852	114,674
Other expense	(1,588)	(1,419)	(1,364)
Interest expense	(54,007)	(65,936)	(74,828)
Net income	$79,521	$60,497	$38,482

NOTE 9 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2013, the Company participates in four commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note 8, “Equity Method Investments”). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all seven arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that two of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

The Company reviewed the legal documents that govern the creation and management of the VIEs described above and also analyzed its involvement to determine if the Company was a primary beneficiary in any of these VIEs. A VIE for which the Company is determined to be the primary beneficiary is required to be consolidated in its financial statements.

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

The FSO joint venture described in Note 8, “Equity Method Investments,” was determined to be a VIE. The formation agreements of the joint venture state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note 8, “Equity Method Investments.”

105	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of December 31, 2013 and 2012:

Consolidated Balance Sheet	December 31, 2013	December 31, 2012
Investments in Affiliated Companies	$275,261	$244,258
Other Liabilities(1)	-	$29

(1)Represents the Company’s valuation of its several guarantee of the FSO joint venture’s debt at December 31, 2013 and 2012.

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in and advances to these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt (FSO joint venture). The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2013.

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$373,500

In addition, as of December 31, 2013, the Company had approximately $28,746 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2013. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

106	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill activity for the years ended December 31, 2013 and 2012 is summarized as follows:

International
Crude Tankers
Segment and
Total Goodwill
Balance at January 1 and December 31, 2012	$9,589
Accumulated impairment losses	(9,589)
Balance at December 31, 2013	$-

As discussed in Note 4, “Summary of Significant Accounting Matters,” the Company tests the goodwill in its reporting units for impairment at least annually, or more frequently if impairment indicators arise, by comparing the estimated fair value of each operating segment with its net book value. The Company performed its annual goodwill impairment testing as of April 1, 2013 and concluded that the goodwill was not impaired.

On January 13, 2014, OSG announced that certain subsidiaries of OSG that own or charter-in 33 vessels in OSG’s International Flag fleet (the “Core International Flag Fleet”) intend to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the Core International Flag Fleet to V.Ships UK Limited (“V.Ships”).  As part of this decision, the Company also declared its intent to (i) use participation in independently managed pools as the principal commercial strategy for all its International Flag vessels, and (ii) exit from the full service International Crude Tankers Lightering business once its current Lightering contracts expire in September 2014. The Company’s management determined in December 2013, that these were the necessary steps the Company had to take in order to position the international business to emerge successfully from Chapter 11 with a smaller, more-concentrated fleet without the need for costly systems, multiple offices and the associated expense.   A combination of the factors above was considered to be a triggering event for an interim impairment testing of long-lived assets and goodwill associated with the International Crude Tankers Lightering business acquired in 2007 as of December 31, 2013.  The Company reduced its estimates of future cash flows from this business to measure fair value to reflect the considerations noted above. The Company recorded a goodwill impairment charge of $9,589 in the quarter ended December 31, 2013.

Intangible Assets

Intangible assets activity for the three years ended December 31, 2013 is summarized as follows:

	International
	Crude
	Tankers	U.S.
	Segment	Segment	Other	Total
Balance at January 1, 2011	$8,921	$73,944	$272	$83,137
Amortization	(500)	(4,667)	(16)	(5,183)
Disposal	(796)	-	-	(796)
Balance at December 31, 2011	7,625	69,277	256	77,158
Amortization	(500)	(4,667)	(16)	(5,183)
Balance at December 31, 2012	7,125	64,610	240	71,975
Amortization	(500)	(4,667)	(16)	(5,183)
Impairment loss	(6,625)	-	-	(6,625)
Balance at December 31, 2013	$-	$59,943	$224	$60,167

107	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The gross intangible assets were $93,331 and $103,331 at December 31, 2013 and 2012, respectively. Accumulated amortization was $33,164 and $31,356 at December 31, 2013 and 2012, respectively. Amortization of intangible assets for the five years subsequent to December 31, 2013 is expected to approximate $4,683 per year.

As discussed in Note 4, “Summary of Significant Accounting Policies,” the Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. and the 2007 purchase of the Heidmar Lightering business. The Company’s re-organization planning discussed above was determined to be an impairment triggering event under the ASC 360, Property, Plant, and Equipment, held-for-use model for the long-lived asset group relating to the Company’s full service International Crude Tankers Lightering business.  The full service International Crude Tankers Lightering business assets were tested as a group because the cash flows relating to this business are largely independent of the cash flows of other groups of assets and liabilities.  The assets of the full service International Crude Tankers Lightering business include the customer relationship intangible assets, an Aframax vessel (the Overseas Eliane) and transportation equipment used to service the customers in the full service Lightering business. As such, the carrying values and cash flows that were included in the impairment test are solely the assets and cash flows related to the full service Lightering business. Based on the estimated cash flows used to measure the fair value of the asset group, the Company recorded an impairment charge of $6,625 representing the full value of the customer relationships intangible assets related to the full service International Crude Tankers Lightering business in the fourth quarter ended December 31, 2013. Refer to Note 7, “Vessels, Deferred Drydock and Other Property,” for a discussion on the impairment charges allocated to the transportation equipment used in this business.

108	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTE 11—DEBT:

Debt, which is a component of Liabilities Subject to Compromise” on the consolidated balance sheets, consists of the following:

	As of December 31,
Debt Classified as Liabilities Subject to Compromise	2013	2012
Unsecured revolving credit facility	$1,489,000	$1,489,000
8.125% notes due 2018, net of unamortized discount of $2,898 and $2,898	297,102	297,102
7.50% notes due 2024	146,000	146,000
8.75% debentures due 2013, net of unamortized discount of $11 and $11	63,592	63,592
Floating rate secured term loans, due through 2023	565,956	578,687
	$2,561,650	$2,574,381

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 (each term as defined below). Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and Secured Loan Facilities and related accrued interest and unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the consolidated balance sheets as of December 31, 2013 and 2012, in accordance with ASC 852, Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

Unsecured Revolving Credit Facility and Unsecured Senior Notes

In 2006, the Company entered into a $1,800,000 seven-year unsecured revolving credit agreement with a group of banks, which was scheduled to mature on February 8, 2013 (the “Unsecured Revolving Credit Facility”). In accordance with the terms of the credit agreement, the maximum amount the Company could borrow under the Unsecured Revolving Credit Facility decreased to $1,500,000 in February 2012. Borrowings under this facility bore interest at a rate based on LIBOR.

The Company had the following separate series of unsecured notes or debentures issued and outstanding at December 31, 2013 (collectively, the “Unsecured Senior Notes”):

8.75% Debentures (the “2013 Debentures”) – These notes were issued on December 1, 1993 and consist of $63,603 in face value debenture notes which matured on December 1, 2013.

8.125% Senior Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consist of $300,000 in face value notes, which are due on March 30, 2018.

7.5% Senior Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consist of $146,000 in face value notes, which are due on February 15, 2024.

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility and the Unsecured Senior Notes due in 2013, 2018 and 2024, during the pendency of the Chapter 11 Cases. Also, as interest on the Company’s unsecured debt subsequent to the Petition Date was not expected to be an allowed claim, the Company ceased accruing interest on the Unsecured Credit Facility and the Unsecured Senior Notes on November 14, 2012.

109	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $14,433 and $2,091, including $237 and $185, respectively, relating to the amortization of deferred financing costs, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability subject to compromise, was not recorded.

As of December 31, 2013, the Company has determined that it is more likely than not that the Unsecured Revolving Credit Facility will not exist in the post emergence period as a result of extinguishment, satisfaction or an exchange of debt for equity during the re-organization process. The Company has therefore recorded a charge to Reorganization items, net in the accompanying consolidated statement of operations for the year ended December 31, 2013, relating to the write off of the Unsecured Revolving Credit Facility unamortized deferred finance charges of $422.

For the year ended  December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $42,355 and $5,529, including $1,463 and $190, respectively, relating to the amortization of debt discount and deferred financing costs, which would have been incurred had the Unsecured Senior Notes not been reclassified as Liabilities Subject to Compromise, was not recorded.

Unsecured Forward Start Revolving Credit Agreement

The Company had taken steps to replace the borrowing capacity under the Unsecured Revolving Credit Facility by entering into a $900,000 unsecured forward start revolving credit agreement on May 26, 2011, with a bank lending group that was due to mature on December 31, 2016. Under the terms of the agreement, OSG would have been able to draw on the forward start facility beginning on February 8, 2013, the date on which OSG’s Unsecured Revolving Credit Facility would have expired. Financial covenants under the unsecured forward start revolving credit agreement, which were more restrictive than those contained in the $1,800,000 unsecured credit facility (due principally to differences in definitions between the two agreements), would have first become applicable on December 31, 2012. The commitments under the unsecured forward start revolving credit agreement were terminated during the fourth quarter of 2012. In connection with this termination, approximately $12,540 of deferred financing costs associated with this facility was written off at the Petition Date.

Secured Loan Facilities

Term loans maturing in 2016 – On January 18, 2012, the Company prepaid the outstanding principal balance of $49,000 associated with term loans maturing in 2016 with borrowings from its Unsecured Revolving Credit Facility. The two vessels that were pledged as collateral under these term loans are no longer encumbered.

As of December 31, 2013, 15 vessels, representing approximately 24% of the net book value of the Company’s vessels, are pledged as collateral under the following debt agreements:

Term loans maturing in 2020 – This facility with  DSF, with an outstanding balance of  $263,371 and $266,936 at December 31, 2013 and 2012,  respectively, provides secured term loans originally covering seven MR Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. In December 2011, the facility was amended to, among other things, reduce the minimum required loan-to-value ratio from 110% to 100% through January 2013. In connection with the exchange of the MR Product Carriers previously servicing the U.S. Maritime Security Program, the Company reflagged two of the seven MR Product Carriers originally pledged as collateral under the above term loans. Accordingly, in June 2012, the lenders under this facility agreed to accept replacing the two MR Product Carriers with two Panamax Product Carriers. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the loan-to-value ratio was estimated to approximate 97% and 84%, respectively. For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $3,482 and $480, including $263 and $34, respectively, relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

110	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Term loans maturing in 2023 – This facility with CEXIM, with an outstanding balance of $302,585 and $311,751 as of December 31, 2013 and 2012,  respectively, financed the construction of three VLCCs and two Aframaxes in China, the last of which delivered in January 2012. In December 2011, the Company entered into an amendment of the loan agreement which, among other things, reduced the total borrowing capacity of the facility by approximately $28,000 and reduced the minimum required loan-to-value ratio from 125% to 105% through January 2013. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the loan-to-value ratio was estimated to approximate 91% and 86%, respectively. For the year ended December 31, 2013 and for the period from November 14, 2012 to December 31, 2012, interest expense of $9,011 and $1,295, including $284 and $36, respectively, relating to the amortization of deferred financing costs which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

The Company has determined that it is more likely than not that the Secured Term Loan facilities will not exist in the post emergence period because it has been unable to reach agreements with either CEXIM or DSF, despite extensive negotiations, on mutually agreeable terms.. The Company has therefore recorded charges to Reorganization items, net in the accompanying consolidated statement of operations for the year ended December 31, 2013 relating to the write-off of the CEXIM and DSF unamortized deferred finance costs of $2,955 and $1,226, respectively.

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OSG International, Inc. (“OIN”), a wholly owned subsidiary of the Company, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to CEXIM, the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii), the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments have been classified as reductions of outstanding principal.

For the year ended December 31, 2013, the Company paid Adequate Protection Interest Payments, which were classified as reductions of the outstanding principal of the DSF and CEXIM term loans, of  $3,565 and $9,166, respectively.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing the term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in the funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above. The balances of the DIP Loans as of December 31, 2013 were: $3,217 (CEXIM loan) and $760 (DSF loan).

111	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Outstanding Letters of Credit
The Company has a $9,146 of letter of credit outstanding as of December 31, 2013. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized. Such cash collateral is considered restricted cash and is included in other assets in the consolidated balance sheets.

Interest paid, excluding capitalized interest, amounted to $0 in 2013, $88,849 in 2012 and $84,054 in 2011.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt—At December 31, 2013 and 2012, all of the Company’s debt is subject to compromise (see Note 11, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on quoted market prices.

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

112	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The estimated fair values of the Company’s financial instruments, other than derivatives and marketable securities that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2013 and 2012, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
December 31, 2013:
Cash and cash equivalents	$601,927	$601,927	$-
Unsecured Senior Notes	$(559,441)	$-	$(559,441)

December 31, 2012:
Cash and cash equivalents	$507,342	$507,342	$-
Unsecured Senior Notes	$(181,504)	$-	$(181,504)

The Company’s debt is included in Liabilities Subject to Compromise as of December 31, 2013 and 2012. Having filed the Chapter 11 Cases, the Company would not have been able to enter into credit facilities similar to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of December 31, 2013 and 2012 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded the fair value estimates are considered to be Level 2 of the fair value hierarchy.

Derivatives
The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

Spot Market Rate Volatility Risk
The Company enters into Forward Freight Agreements (“FFAs”) and bunker swaps with an objective to utilize them as (i) economic hedging instruments some of which qualify as cash flow hedges for accounting purposes that reduce its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involve contracts to provide affixed number of theoretical voyages at fixed rates, which generally range from one month to one year and settle monthly based on a published index. There were no contracts outstanding as of December 31, 2013 and 2012.

Fuel Price Volatility Risk
The Company entered into standalone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers Lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which do not qualify as cash flow hedges for accounting purposes, settle on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. The Company closed its trading account and settled all open positions prior to the Petition Date. Accordingly, there were no bunker swap agreements outstanding as of December 31, 2013 and 2012.

113	Overseas Shipholding Group, Inc.

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

The filing of the Chapter 11 Cases (see Note 2, “Bankruptcy Filing and Going Concern”) constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. Accordingly, on November 14, 2012, outstanding interest rate swap obligations (including accrued interest) totaling $ 3,566 were reclassified to Liabilities Subject to Compromise on the consolidated balance sheet and the Company de-designated all of its interest rate swaps, other than those entered into by the joint ventures in which it participates, from hedge accounting. The related balances in accumulated other comprehensive loss aggregating $1,866 were reclassified into earnings as of the Petition Date. The outstanding interest rate swap obligations as of the Petition Date represent general unsecured claims against the Company.

Foreign Exchange Risk
The Company seeks to reduce its exposure to fluctuations in foreign exchange rates related to recurring monthly foreign currency denominated general and administrative expenses through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates which management considers favorable. At December 31, 2013 and 2012, there were no foreign currency forward contracts outstanding.

Tabular disclosure of derivatives location
As noted above, as a result of the Chapter 11 Cases, all derivative obligations outstanding as of the Petition Date were reclassified to Liabilities Subject to Compromise as they represent general unsecured claims against the Company. The following tables present information with respect to gains and losses on derivative positions reflected in the statement of operations or in the statement of other comprehensive loss.
The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) (effective portion), including hedges of equity method investees, for the years ended December 31, 2013, 2012 and 2011 follows:

For the year ended December 31,	2013	2012	2011

Interest rate swaps	$19,114	$(20,709)	$(65,317)
Total	$19,114	$(20,709)	$(65,317)

The effect of cash flow hedging relationships on the statement of operations, excluding hedges of equity method investees, for the years ended December 31, 2012 and 2011 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate swaps	Interest expense	$(7,697)	Interest expense	$-
Total		$(7,697)		$-

114	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2011	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate swaps	Interest expense	$(10,676)	Interest expense	$-
Foreign currency contracts	General and administrative expenses	602	General and administrative expenses	-
Total		$(10,074)		$-

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the statements of operations, excluding hedges of equity method investees, for the years ended December 31, 2013, 2012 and  2011 are as follows:

For the year ended	Location	December 31, 2013	December 31, 2012	December 31, 2011
FFAs and bunker swaps	Other income/(expense)	$-	$1,376	$840
Foreign currency contracts	General and administrative expenses	-	-	(57)
		$-	$1,376	$783

See Note 8, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 16, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy
The following tables present the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

		Level 1:
		Quoted prices in active
		markets for identical
In thousands	Fair Value	assets or liabilities
Assets/(Liabilities) at December 31, 2012:
Available-for-sale marketable securities	$181	$181	(1)

(1) Included in prepaid expenses and other current assets in the accompanying balance sheet

115	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the years ended December 31, 2013 and 2012:

		Level 2:
		Significant	Level 3:
		Other	Significant	Total
		Observable	Unobservable	Impairment
Description	Fair Value	Inputs	Inputs	Charges
Assets for the year ended December 31, 2013:

International Crude Tankers impairment
Vessels held for use(1)	$359,252	$359,252	$-	$(327,675)
Other fixed assets held for use(2)	$750	-	$750	(462)
Intangible assets (2)	$-	$-	$-	$(6,625)
Goodwill(3)	$-	$-	$-	$(9,589)

International Product Carriers impairment
Vessels held for use(1)	$67,947	$67,947	$-	$(38,301)

Assets for the year ended December 31, 2012:

International Crude Tankers impairment
Vessels held for use(4)	$106,400	$106,400	-	$(101,589)

International Product Carriers impairment
Vessels held for use(4)	$139,000	$139,000	-	$(176,756)

(1)
Aggregate pre-tax impairment charges of $365,976 were recorded in the fourth quarter of 2013, related to 15 vessels held for use in the International Crude Tanker and International Product Carriers segments. The fair value measurement used to determine the impairment for the vessels held for use was based upon a market approach, which utilized the expected sales prices of the vessels obtained from third party appraisals. Because sales of vessels occur somewhat infrequently, the expected sales prices are considered to be Level 2.

(2)
Aggregate pre-tax impairment charges of $7,087 were recorded in the fourth quarter of 2013, including $6,625 related to customer relationship intangible assets and $462 related to transportation equipment held for use in the International Crude Tanker’s Lightering business. The fair value measurement used to determine the impairment for the intangible assets and equipment held for use was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

(3)
Aggregate pre-tax impairment charges of $9,589 were recorded in the fourth quarter of 2013, related to goodwill of the International Crude Tanker’s Lightering business. The fair value measurement used to determine the impairment for goodwill was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

(4)
Aggregate pre-tax impairment charges of $278,345 were recorded in the fourth quarter of 2012 related to 15 vessels held for use in the International Crude Tanker and International Product Carriers segments. The fair value measurement used to determine the impairment for the vessels held for use was based upon a market approach, which utilized the expected sales prices of the vessels obtained from third party appraisals. Because sales of vessels occur somewhat infrequently, the expected sales prices are considered to be Level 2.

116	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 13 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accounts payable, accrued expenses and other current liabilities follows:

At December 31,	2013	2012
Accounts payable	$22,002	$16,545
Payroll and benefits	30,589	12,704
Due to owners on chartered in vessels	3,452	4,753
Accrued drydock and repair costs	4,335	3,823
Bunkers and lubricants	7,907	14,201
Charter revenues received in advance	18,682	10,778
Insurance	573	1,009
Accrued vessel expenses	7,529	11,268
Other	26,513	24,192
	$121,582	$99,273

NOTE 14 —TAXES:

Income of foreign shipping companies earned from January 1, 1976 through December 31, 1986 was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. Foreign shipping income earned before 1976 is not subject to tax unless distributed to the U.S. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. If, during any determination period, there is a reduction of qualified investments in foreign shipping operations, earnings of the foreign shipping companies, limited to the amount of such reduction and to the amount of earnings not previously subject to U.S. income taxation, would become subject to tax. From January 1, 1987 through December 31, 2004, earnings of foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) were subject to U.S. income taxation in the year earned and could therefore be distributed to the U.S. without further tax. For years beginning after December 31, 2004, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not deemed repatriated to the U.S.

For the years ended December 31, 2013 and 2012, the cumulative amount borrowed under credit agreements for which OIN was a co-obligor with the Company on a joint and several basis was $1,489,000.  The Company could be deemed to have received in the aggregate deemed dividends and other foreign income from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures for the years ended December 31, 2013 and 2012 of (1) $1,330,000 and $1,194,150  in connection with the Credit Facilities and (2) $107,000 and $77,000, respectively, related to intercompany balances.  The year in which such deemed dividends are included in taxable income is subject to an IRS examination.

For the quarter ended September 30, 2012 and periods prior thereto the Company had asserted that it is permanently reinvested on all foreign earnings except for the amount equal to the debt on which OIN is a co-obligor on a joint and several basis for which it cannot, by definition, be permanently reinvested. The Company has determined that because it is in bankruptcy as of December 31, 2013, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings.  As a result, no incremental tax expense was recorded in the years ended December 31, 2013 and 2012.

117	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2013	2012
Deferred tax liabilities:
Excess of book over tax basis of depreciable or amortizable assets—net	$290,620	$301,378
Unremitted earnings of foreign subsidiaries	55,602	103,388
Costs capitalized and amortized for book, expensed for tax	12,010	13,058
Interest expense	35,368	4,329
Other—net	9,966	7,327
Total deferred tax liabilities	403,566	429,480
Deferred tax assets:
Net operating loss carryforward	12,580	10,659
Employee compensation and benefit plans	32,403	31,902
Other—net	7,570	26,121
Total deferred tax assets	52,553	68,682
Valuation allowance	13,477	8,264
Net deferred tax assets	39,076	60,418
Net deferred tax liabilities	$364,490	$369,062

These amounts are classified in the balance sheet as follows:

Current deferred tax (assets)	$(5,464)	$-
Current deferred tax liabilities	-	25,900
Noncurrent deferred tax liabilities	369,954	343,162
Net deferred tax liabilities	$364,490	$369,062

As of December 31, 2013 and December 31, 2012, the Company had gross U.S. state net operating loss carryforwards of $130,021 and $96,358, respectively, which are available to reduce future taxes, if any. These state net operating loss carryforwards expire between 2014 and 2032. As of December 31, 2013 and December 31, 2012, the Company had gross net operating loss carryforwards related to the international operations of $26,089 and $26,129, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards have an indefinite life. The Company also has gross net operating loss carryforwards related to its Barbados operations of $16,013 and $13,118, respectively, which are available to reduce future taxes, if any, and expire between 2018 and 2022.

The Company believes that it is more likely than not that the benefit from certain state and foreign NOL carryforwards will not be realized and have provided a valuation allowance of $13,477 and $8,264 as of December 31, 2013 and 2012, respectively, on the deferred tax assets relating to these state and foreign NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013, will be accounted for as a reduction of income tax expense in the period such reversal occurs.  The Company has established a valuation allowance for a portion of its deferred tax assets because it believes, based on the weight of all available evidence, that it is more likely than not that a portion of its net operating loss carryforwards may expire prior to utilization. The valuation allowance at December 31, 2011 was $6,629. The valuation allowance increased/(decreased) by $5,213, $1,635 and $(313) in 2013, 2012 and 2011, respectively.

118	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The components of loss before income taxes follow:

For the year ended December 31,	2013	2012	2011
Foreign	$(662,480)	$(484,306)	$(129,051)
Domestic	$9,505	$2,711	$(70,326)
	$(652,975)	$(481,595)	$(199,377)

Substantially all of the above foreign losses resulted from the operations of companies that were not subject to income taxes in their countries of incorporation.

The components of the income tax (provisions)/benefits follow:

For the year ended December 31,	2013	2012	2011
Current	$7,347	$(28,270)	$(31,622)
Deferred	7,398	29,751	29,636
	$14,745	$1,481	$(1,986)

For the years ended December 31, 2013, 2012 and 2011, the Company paid $60,687, $293 and $264, respectively, of income taxes of which $58,747, related to U.S. Federal income taxes in 2013.

Reconciliations of the actual income tax rate attributable to pretax results and the U.S. statutory income tax rate follow:

For the year ended December 31,	2013	2012	2011
Actual income tax rate	2.3%	0.3%	-1.0%
Adjustments due to:
Income not subject to U.S. income taxes	36.2%	31.3%	25.2%
State taxes, net of federal benefit	-0.5%	1.8%	0.0%
Interest on unrecognized tax benefits	-4.9%	1.1%	9.1%
Nondeductible reorganization costs	1.4%	0.4%	0.0%
Foreign income and repatriations taxed in the U.S.	1.6%	-1.7%	-0.7%
Change in tax status of subsidiary	-0.9%	0.1%	0.0%
Other	-0.2%	1.7%	2.4%
U.S. statutory income tax rate	35.0%	35.0%	35.0%

Effective January 1, 2013, the Overseas Maremar, an International Flag Product Carrier that is still owned by a U.S. domiciled corporation, exited the tonnage tax regime. As a result, the Company recorded the deferred taxes associated with the change in tax status during 2013.

The following is a roll-forward of the Company’s unrecognized tax benefits (excluding interest and penalties) for 2013 and 2012:

	2013	2012
Balance of unrecognized tax benefits as of January 1,	$374,826	$361,829
Increases for positions taken in prior years	59	482
Decreases for positions taken in prior years	(14,240)	-
Increases for positions related to the current year	31,838	13,514
Amounts of decreases related to settlements	-	(384)
Reductions due to lapse of statutes of limitations	(653)	(615)
Balance of unrecognized tax benefits as of December 31,	$391,830	$374,826

Included in the balances of unrecognized tax benefits as of December 31, 2013 and 2012 are $28,527 and $13,361, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012 are $363,303 and $361,465, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes.  Accrued interest and penalties are included within the related liability for unrecognized tax benefit line in the consolidated balance sheet.  Related to the unrecognized tax benefits noted above, the Company reduced the amount recorded for  interest by a net of $49,101 during 2013 as a result of the years in which the IRS’ claim included the potential deemed dividends and other foreign income in taxable income, and in total as of December 31, 2013, had recognized a liability for interest of $14,923. During 2012, the Company recorded interest of $8,306 and in total as of December 31, 2012, had recognized a liability for interest of $64,024.

119	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company believes that it is reasonably possible that a decrease of up to $359,459 in unrecognized tax benefits related to issues currently under examination by the taxing authorities will be settled during 2014. After taking into consideration tax attributes, such as net operating loss carryforwards, and interest, these unrecognized tax benefits represent a liability for uncertain tax positions of $234,623 which is included in income taxes payable as of December 31, 2013. In addition, a noncurrent reserve of approximately $26,585 has been recorded for uncertain tax positions as of December 31, 2013, which is substantially related to the tax effects of the cumulative potential deemed dividends.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2013, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004. The Company is currently under examination by the IRS for the periods 2004 through 2012.

On February 11, 2013, the IRS filed its original claim with the Bankruptcy Court seeking $463,013 in taxes and interest.  Subsequent to this original claim, the Company provided the IRS with additional information which resulted in the December 19, 2013 amended and reduced claim totaling $264,278 in taxes and interest for the periods 2004 through 2012. On January 21, 2014, the IRS amended the December 19, 2013 claim to adjust for a computational error in calculating the interest thereby reducing the claim to $255,760.  As of December 31, 2013, the claim submitted by the IRS has not been approved by the Bankruptcy Court and, therefore, the Company does not consider the IRS claim to have been effectively settled. This IRS claim has been reflected in income taxes payable on the consolidated balance sheet as of December 31, 2013.

NOTE 15 — CAPITAL STOCK AND STOCK COMPENSATION:

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued. Accounting guidance requires a true-up of forfeiture estimates for all awards with service conditions through the vesting dates so that compensation expense is recognized only for awards that actually vest.

The 2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended and restated as of June 2010 (the “2004 Plan”), enables the Company to grant stock- based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors.   A total of 3,308,707 shares of the Company’s stock may be issued or used as the basis for awards under the 2004 Plan as of December 31, 2013. There were no restricted common stock, restricted stock units or performance related grants or options during the year ended December 31, 2013.

Restricted Stock Units

The Company granted a total of 45,000 and 45,192 restricted stock units during the years ended December 31, 2012 and 2011, respectively, to certain of its non-employee directors. At the date of the awards the fair market value of the Company’s stock was $10.00 (2012) and $26.55 (2011) per share. Each restricted stock unit represents a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vest ratably over a four-year period, which period may be accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units have no voting rights and may not be transferred or otherwise disposed of while the non-employee director is a director. The non-employee director is entitled to dividends in the form of additional restricted stock units at the same time dividends are paid on the Company’s common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the non-employee director on the record date for the dividend times (y) the dividend per share by (ii) the closing price of a share of the Company’s common stock on the payment date, which restricted units vest immediately on the payment date for the dividend.

120	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Restricted Common Stock, Performance Related Grants and Options

During the two years ended December 31, 2012, the Company awarded a total of 401,409 (2012) and 82,544 (2011) shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limit the sale or transfer of these shares until they vest, which occurs over a four or five-year period. During the restriction period, the shares will have voting rights and cash dividends will be paid if declared. The weighted average fair values of the restricted stock issued during the two years ended December 31, 2012 were $10.09 (2012) and $34.90 (2011) per share (the market prices at dates of grant).

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

During the year ended December 31, 2011, the Company granted a total of  232,107 performance related restricted stock units to certain of its employees, including senior officers.  Each performance stock unit represents a contingent right to receive  shares of common stock of the Company based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured.  The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest.  Dividends will be paid  when the performance period expires and are conditioned upon the attainment of the performance goals. The estimated weighted average grant-date fair value of performance stock units awarded during 2011 was $17.43. The performance related grants in 2011 were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants.

No performance related restricted stock units or performance related options vested during the three years ended December 31, 2013, since the market related performance goals were not met.

Compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock, restricted stock units and performance related awards was $61, $6,115 and $6,959 during each of the years ended December 31, 2013, 2012 and 2011, respectively. Such compensation expense for 2013 is net of a reduction of $3,935 relating to the true-up of estimated forfeiture estimates to reflect actual experience for restricted stock grants.

121	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Activity with respect to restricted common stock and restricted stock units is summarized as follows:

Nonvested Shares Outstanding at December 31, 2010	351,695
Granted	359,843
Vested ($35.46 to $64.92 per share)	(127,391)
Forfeited	(75,087)
Nonvested Shares Outstanding at December 31, 2011	509,060
Granted	446,409
Vested ($39.41 to $64.92 per share)	(159,530)
Forfeited	(15,345)
Nonvested Shares Outstanding at December 31, 2012	780,594
Vested ($10.00 to $43.40 per share)	(155,932)
Forfeited	(379,163)
Nonvested Shares Outstanding at December 31, 2013	245,499

Stock Options

Options covering 672,956 shares are outstanding under the 2004 Plan with exercise prices ranging from $12.50 to $64.92 per share (equal to or greater than the market prices at dates of grant).

Options covering 8,000 shares are outstanding under the 1999 non-employee director stock option plan with an exercise price of $44.47 per share (the market price at date of grant). The plan provided for the grant of an initial option for 7,500 shares and an annual option for 1,000 shares thereafter to each non-employee director at an exercise price equal to market value at the date of the grant. Initial options vested and became exercisable over a three-year period; annual options vested and became exercisable one year from the date of the grant. All options expire ten years from the date of grant. No further options may be granted under this plan.

Stock option activity under all plans is summarized as follows:

Options Outstanding at December 31, 2010	1,543,206
Granted	626,312
Forfeited	(300,831)
Exercised	-
Options Outstanding at December 31, 2011	1,868,687
Granted	377,653
Forfeited	(41,559)
Exercised	-
Options Outstanding at December 31, 2012	2,204,781
Granted	-
Forfeited	(1,523,825)
Exercised	-
Options Outstanding at December 31, 2013	680,956
Options Exercisable at December 31, 2013	550,010

The weighted average remaining contractual life of the outstanding stock options at December 31, 2013 was 5.3 years. The range of exercise prices of the stock options outstanding at December 31, 2013 was $12.50 to $64.92 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2013 and 2012 were $39.48 and $36.54 per share, respectively. None of the stock options which vested during the years ended December 31, 2013, 2012 and 2011 and none of stock options outstanding and exercisable at December 31, 2013 were “in-the-money.”

122	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2012 and 2011: risk free interest rates of 1.2% and 2.2%, dividend yields of 1.9% and 4.1%, expected stock price volatility factors of .54 and .45, and expected lives of 6.0 and 8.1 years. The weighted average grant-date fair values of options  granted in 2012 and 2011 were $3.83 and $5.72, respectively.

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

Net compensation expense/(income) as a result of the grants of stock options described above was $(192), $1,764 and $2,748 during each of the years ended December 31, 2013, 2012, and 2011, respectively. Such compensation income for 2013 includes income of $1,667 relating to the true-up of estimated forfeiture estimates to reflect actual experience for option grants.

As of December 31, 2013, there was $2,384 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.70 years.

NOTE 16 —ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2013	2012

Unrealized gains on available-for-sale securities	$-	$49
Unrealized losses on derivative instruments	(59,263)	(98,937)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(10,081)	(14,893)
	$(69,344)	$(113,781)

123	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The following tables present the change in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2013.

	Unrealized gains/(losses) on available- for-sale securities	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)
Current period other comprehensive income, excluding amounts reclassified from accumulated other comprehensive income	(181)	19,114	4,336	23,269
Amounts reclassified from accumulated other comprehensive loss	132	20,560	476	21,168
Total change in accumulated other comprehensive loss	(49)	39,674	4,812	44,437
Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)

Balance as of December 31, 2011	$34	$(104,554)	$(14,787)	$(119,307)
Current period other comprehensive loss, excluding amounts reclassified from accumulated other comprehensive loss	(836)	(20,709)	(409)	(21,954)
Amounts reclassified from accumulated other comprehensive loss	851	26,326	303	27,480
Total change in accumulated other comprehensive loss	15	5,617	(106)	5,526
Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

Balance as of December 31, 2010	$265	$(69,886)	$(7,267)	$(76,888)
Current period other comprehensive loss, excluding amounts reclassified from accumulated other comprehensive loss	(557)	(65,317)	(7,669)	(73,543)
Amounts reclassified from accumulated other comprehensive loss	326	30,649	149	31,124
Total change in accumulated other comprehensive loss	(231)	(34,668)	(7,520)	(42,419)
Balance as of December 31, 2011	$34	$(104,554)	$(14,787)	$(119,307)

124	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2013.

	Years Ended December 31,
Accumulated Other Comprehensive Income Component	2013	2012	2011	Statement of Operations Line Item

Unrealized losses on available-for-sale securities:
Impairment recorded relating to securities held by the Company's foreign subsidiaries	$(132)	$(851)	$(326)	Other income/(expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(20,560)	(20,864)	(22,980)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	-	(7,697)	(10,676)	Interest expense

Foreign currency contracts entered into by the Company's foreign subsidiaries	-	-	602	General and administrative expenses

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(678)	(526)	(100)	General and administrative expenses

Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	65	(24)	(90)	Vessel expenses
	(21,305)	(29,962)	(33,570)	Total before tax
	137	2,482	2,446	Tax (expense) or benefit (1)
	$(21,168)	$(27,480)	(31,124)	Total net of tax

(1)	The tax benefit relates to the net periodic benefit costs of the Company's pension and postretirement benefit plans as well as interest rate swaps entered into by the Company's domestic subsidiaries

125	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The following amounts are included in accumulated other comprehensive loss at December 31, 2013, which have not yet been recognized in net periodic cost: unrecognized transition obligation of $7 ($4 net of tax), unrecognized prior service credits of $1,229 ($496 net of tax) and unrecognized actuarial losses $14,535 ($10,573 net of tax). The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2014 are a loss of $7 ($5 net of tax), a gain of $246 ($148 net of tax) and a loss of $389 ($283 net of tax), respectively.

At December 31, 2013, the Company expects that it will reclassify $18,992 of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of the Company’s FSO and LNG equity method investees.

See Note 8, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 12, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Tax (expense)/ benefit on unrealized gains/(losses) on cash flow hedges	Tax (expense)/ benefit on items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2013
Current period change excluding amounts reclassified from accumulated other comprehensive income	$-	$(2,899)
Amounts reclassified from accumulated other comprehensive income	-	(137)
Total change in accumulated other comprehensive income	$-	$(3,036)

For the year ended December 31, 2012
Current period change excluding amounts reclassified from accumulated other comprehensive income	$131	$118
Amounts reclassified from accumulated other comprehensive income	(2,235)	(247)
Total change in accumulated other comprehensive income	$(2,104)	$(129)

For the year ended December 31, 2011
Current period change excluding amounts reclassified from accumulated other comprehensive income	$504	$3,392
Amounts reclassified from accumulated other comprehensive income	(2,405)	(41)
Total change in accumulated other comprehensive income	$(1,901)	$3,351

NOTE 17 — LEASES:

1.	Charters-in:

As of December 31, 2013, the Company had commitments to charter-in 22 vessels. All of the charter-ins are accounted for as operating leases, of which 13 are bareboat charters and nine are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the consolidated statements of operations.

126	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Bareboat Charters-in:

At December 31, 2013	Amount	Operating Days
2014	$93,423	4,745
2015	97,817	4,745
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
Thereafter	111,318	3,450
Net minimum lease payments	$593,015	26,340

Time Charters-in:

At December 31, 2013	Amount	Operating Days
2014	$38,942	3,419
2015	22,606	1,847
2016	1,004	73
Net minimum lease payments	$62,552	5,339

127	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The future minimum commitments for time charters-in excludes amounts with respect to vessels chartered-in where the duration of the charter was one year or less at the inception but includes amounts with respect to workboats employed in the International Crude Tankers Lightering business.  Time charter-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable they are not currently reflected in the table above. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

Between December 2012 and April 2013, the Bankruptcy Court issued orders approving the Company’s rejection of leases on 25 chartered-in International Flag vessels. The Company entered into new charter agreements with the owners of eight of these vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court, at lower rates. One Suezmax and one International Flag Handysize Product Carrier were redelivered to owners in December 2012. An additional fifteen vessels (one Suezmax, one Aframax, two Panamax Product Carriers and eleven Handysize Product Carriers) were redelivered to their owners during the four months ended April 30, 2013.

The Company’s policy is to calculate estimates for lease termination costs related to the rejected charters using a market participant’s discount rate. For the years ended December 31, 2013 and 2012, the Company has recorded estimated charges for lease termination costs totaling $248,839 and $30,187, respectively, related to the rejected charters for vessels that had been redelivered to their owners. These charges, which are included in Reorganization items, net in the consolidated statements of operations, reflect revisions made to the charges originally recorded as a result of the Bankruptcy Court’s approval of agreements entered into with the counterparties for the 25 chartered-in International Flag vessels that have resulted in agreed amended claims. The related reserves of $282,599 and $30,539 are included in Liabilities Subject to Compromise in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

On December 11, 2009, the Company entered into an agreement with American Shipping Company ASA (“AMSC”) and Aker Philadelphia Shipyard ASA (“APSI”) and certain of their affiliates and other related parties (collectively “Aker”). In connection with such agreement, OSG agreed to purchase two U.S. Flag Handysize Product Carriers (Overseas Cascade and Overseas Chinook), which vessels were previously subject to bareboat charters-in. In addition, the agreement provided that if certain conditions were satisfied by Aker, the charter-in terms of the other ten Product Carriers constructed by APSI would be extended for a period of ten years from December 11, 2009. These conditions were met during 2012 and on July 30, 2012, the Company entered into agreements with AMSC and its affiliates to extend or reduce, as applicable, the fixed term of the ten bareboat charter-in agreements to December 11, 2019.

128	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

		Revenue
At December 31, 2013	Amount	Days
2014	$364,905	9,246
2015	232,190	4,598
2016	148,524	2,846
2017	91,201	1,640
2018	55,337	881
Thereafter	29,387	343
Net minimum lease payments	$921,544	19,554

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $28,665 (2014), $26,559 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018) and  $29,387 (thereafter), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price, and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Amounts that would be due to the Company under a ten-year charter-out agreement scheduled to commence in early 2015 upon the Company’s fulfillment of its obligation to convert a Jones Act Product Carrier into a shuttle tanker, which is a condition precedent under the terms of the charter, have not been reflected in the table above.

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

129	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

3.	Office space:

The future minimum commitments under lease obligations for office space are as follows:

At December 31, 2013
2014	$3,001
2015	1,990
2016	1,106
2017	523
2018	314
Net minimum lease payments	$6,934

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company vacated the office space on June 30, 2013 and recorded a provision of $3,646 for the estimated damages it expects the Bankruptcy Court will allow the building owner to claim, which is included in its provision for estimated claims on rejected executory contracts, a component of Reorganization items, net in the consolidated statement of operations. The Company also recorded a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property for the year ended December 31, 2013.

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $3,959 in 2013, $4,550 in 2012 and $4,614 in 2011.

NOTE 18 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

In accordance with ASC 852, the pension and other postretirement benefit liabilities relating to plans associated with Debtor entities were classified as liabilities subject to compromise as of December 31, 2013 and 2012.

Pension Plans
In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2013, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multi-employer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

The Company also has obligations outstanding under an unfunded, nonqualified supplemental defined benefit pension plan, which was terminated in December 2005, to five former employees entitled to deferred benefits. The Company’s obligations to pay benefits under the unfunded, nonqualified supplemental defined benefit pension plan were terminated in connection with the Company’s filing for bankruptcy. Accordingly, the obligation has been classified as Liabilities Subject to Compromise in the consolidated balance sheets as of December 31, 2013 and 2012.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the consolidated balance sheets as of December 31, 2013 and 2012. On November 3, 2010, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($8,073  at December 31, 2013).

130	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Multiemployer Pension and Postretirement Benefit plans

Certain of the Company’s domestic subsidiaries are parties to collective-bargaining agreements that require them to make contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. All three plans, the American Maritime Officers (“AMO”) Pension Plan, the Seafarers Pension Plan (“SIU”) and the Marine Engineers’ Beneficial Association (“MEBA”) Defined Benefit Pension Plan, are individually significant (as such term is defined in the accounting standards). This is because of the potential withdrawal liabilities under the AMO Pension Plan and the MEBA Defined Benefit Pension Plan and because the Company’s contributions to the SIU plan constitute more than 5% of total employer contributions to the plan during the pension plan year ending in 2012.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

	Pension Protection Act				Contributions made
	Zone Status				by the Company
	EIN / Pension			Rehabilitation
Pension Plan	Plan Number	2013	2012	Plan Status	2013	2012	2011

AMO Pension Plan	13-1936709	Yellow (1)	Red (1)	Implemented	$975	$890	$805

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	-	-	-

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	407	416	425
				Total contributions	$1,382	$1,306	$1,230

(1) A "Red" Zone Status plan is a plan that is funded less than 65% and currently has a funding deficiency or a funding deficiency that is projected in the near term.  A "Yellow" Zone Status plan is a plan that has a funding ratio between 65% and 80%. A "Green" Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2013 and any such contributions are subject to negotiations between the employers and the unions. In January 2012, MEBA and the employers agreed to reduce pension benefit accrual rates for future service. Additionally, MEBA and OSG agreed to contractual changes transferring pension contribution obligations to the union members through reallocation of amounts paid by OSG for wages and certain other compensation. In October 2009, the AMO plan filed with the Department of Labor as being in critical status as defined by the Pension Relief Act of 2010. The related rehabilitation plan, which was implemented in 2010, eliminated or reduced certain adjustable benefits, including cost of living adjustments, early retirement and disability pensions. In addition, AMO froze their plan effective January 1, 2010 for the future accrual of benefits and imposed a 5% surcharge during 2011 on the contribution rate per man day. The AMO plan shifted from critical to endangered status as of the end of the 2012 plan year. The MEBA and SIU plans utilized the special 29-year amortization rules under Pension Protection Act to amortize their investment losses from 2008, instead of 15 years. In order to take advantage of this extended amortization period, the plans were not permitted to increase benefits through the 2012 plan years unless the increases were funded by additional contributions and other conditions were met. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2012, the Company’s estimated withdrawal liability was approximately $7,462. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2012, the Company’s estimated withdrawal liability was approximately $30,842. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2013.

131	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The AMO, SIU and MEBA collective bargaining agreements expire in March 2015, June 2017 and June 2020, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2013.

Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of all these plans were not material during the three years ended December 31, 2013.

Postretirement Benefit plans
The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents. The health care plan for shore-based employees and their dependents and seagoing licensed deck officers (“Deck Officers”) and their dependents is contributory at retirement, while the life insurance plan for all employees is noncontributory. In general, postretirement medical coverage is provided to shore-based employees hired prior to January 1, 2005 and all Deck Officers who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their beneficiaries once they reach age 65. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care and life insurance benefits at any time.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$51,022	$46,854	$4,466	$6,395
Cost of benefits earned (service cost)	-	-	118	195
Interest cost on benefit obligation	1,775	2,032	178	237
Amendments	-	-	-	(3,012)
Actuarial (gains)/losses	(4,500)	4,374	(621)	804
Benefits paid	(2,261)	(2,238)	(222)	(153)
Benefit obligation at year end	46,036	51,022	3,919	4,466
Change in plan assets:
Fair value of plan assets at beginning of year	31,392	28,897	-	-
Actual return on plan assets	5,574	3,161	-	-
Employer contributions	1,318	1,545	-	-
Benefits paid	(2,261)	(2,211)	-	-
Fair value of plan assets at year end	36,023	31,392	-	-
Unfunded status at December 31	$(10,013)	$(19,630)	$(3,919)	$(4,466)

The unfunded benefit obligations for the Domestic Debtor entities’ pension and postretirement benefit plans are included in Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2013 and 2012.

132	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Information for domestic defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2013	2012
Projected benefit obligation	$46,036	$51,022
Accumulated benefit obligation	46,036	51,022
Fair value of plan assets	36,023	31,392

	Pension benefits			Other benefits
For the year ended December 31,	2013	2012	2011	2013	2012	2011
Components of expense:
Cost of benefits earned	$-	$-	$-	$118	$195	$226
Interest cost on benefit obligation	1,775	2,032	2,171	178	237	292
Expected return on plan assets	(2,092)	(1,873)	(2,030)	-	-	-
Amortization of prior-service costs	-	-	-	(333)	(233)	(157)
Amortization of transition obligation	-	-	-	7	10	20
Recognized net actuarial loss	504	316	30	171	160	122
Net periodic benefit cost	$187	$475	$171	$141	$369	$503

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2013	2012	2013	2012
Discount rate	4.50%	3.75%	5.00%	4.00%
Rate of future compensation increases	-	-	-	-

The selection of a discount rate for the Maritrans Plan was derived from  bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2013	2012	2011	2013	2012	2011
Discount rate	3.75%	4.50%	5.25%	4.00%	4.50%	5.25%
Expected (long-term) return on plan assets	6.75%	6.50%	6.75%	-	-	-
Rate of future compensation increases	-	-	-	-	-	-

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 10% for 2014 over the actual 2013 rates, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2013	$41	$(33)
Effect on postretirement benefit obligation as of December 31, 2013	$376	$(316)

133	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Expected benefit payments are as follows:

	Pension benefits	Other benefits
2014	$2,287	$169
2015	2,384	174
2016	2,536	180
2017	2,560	191
2018	2,668	205
Years 2019-2023	14,763	1,189
	$27,198	$2,108

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category are as follows:

		Level 1:
		Quoted prices in active
		markets for identical
Description	Fair Value	assets or liabilities
Cash and cash equivalents	$1,097	$1,097
Equity securities:
U.S. companies	16,949	16,949
International companies	7,336	7,336
Corporate debt securities	1,407	1,407
Mutual funds(1)	3,449	3,449
U.S. Treasury securities	4,765	4,765
Mortgage-backed securities	1,020	1,020
Total	$36,023	$36,023

(1)
The mutual fund investments are invested in intermediate term bonds and fixed income instruments including (but not limited to) mortgage and other asset-backed securities and corporate debt securities of U.S. and non-U.S. issuers.

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company contributed $1,318, $1,545 and $1,348 to the Maritrans Plan in 2013, 2012, and 2011, respectively. The Company expects that its contribution in 2014 to the Maritrans Plan will be approximately $1,320, which includes its required contribution and any amounts necessary to prevent the plan from being subject to certain benefit restrictions.

Employee Savings Plans
The Company also has defined contribution plans covering all eligible U.S. employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. The Company’s contributions to the plan during each of the three years ended December 31, 2013 were not material. All contributions to the plans are at the discretion of the Company.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company. This plan provides for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at both December 31, 2013 and 2012 was $13,275 and are included in Liabilities Subject to Compromise in the consolidated balance sheets as of December 31, 2013 and 2012.

134	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 19 —OTHER INCOME/(EXPENSE):

Other income/(expense) consists of:

For the year ended December 31,	2013	2012	2011
Investment income:
Interest	$856	$431	$918
Dividends	-	36	220
Gain/(loss) on sale or write-down of securities and investments	(197)	(3,166)	313
	659	(2,699)	1,451
Loss on repurchase of debt	-	-	(375)
Gain on derivative transactions	-	1,376	840
Miscellaneous—net	190	9	238
	$849	$(1,314)	$2,154

Proceeds from sales of available-for-sale securities and gross realized losses on such sales that were included in income before taxes during the years ended December 31, 2013 and 2012 were not material. There were no sales transactions relating to available-for-sale securities during 2011.

During 2013, 2012 and 2011, in accordance with the Company’s accounting policy on other-than-temporary declines in fair value of available-for-sale securities (see Note 4, “Summary of Significant Accounting Policies”), the Company recorded impairment losses aggregating $132, $816 and $326, respectively. The Company also recorded a $2,600 loss on a cost method investment in a joint venture the Company exited during 2012.

NOTE 20 —SEVERANCE AND RELOCATION COSTS AND AGREEMENTS WITH EXECUTIVE OFFICERS:

Severance and Relocation

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

In April 2013, thirty-seven employees, including three senior executive officers of the Company were terminated as part of a reduction in force (“April RIF”). The Company recorded $3,427 in severance related costs during 2013 related to the April RIF.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards.

In the first quarter of 2012, the Company announced the relocation of the technical management (“TMC”) of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office. In connection therewith, approximately 50 employees were terminated in Newcastle. The Company released excess reserves (net of additional provisions) of $422 and recorded charges totaling $3,163 for the years ended December 31, 2013 and 2012, respectively, related to the severance and relocation of technical management.

135	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Activity relating to the reserves for the April RIF and TMC for the two years ended December 31, 2013 is summarized as follows:

		April 2013
	TMC	RIF
Activity for the year ended December 31, 2012:
Original estimate	$2,100
Change in estimate	1,063
Utilized	(2,705)
Balance at December 31, 2012	458

Activity for the year ended December 31, 2013:
Original estimate		$3,824
Change in estimate	33	25
Utilized	(36)	(2,059)
Release of excess reserves	(455)	(422)
Balance at December 31, 2013	$-	$1,368

See Note 24, “Subsequent Events,” for additional information on severance plans subsequent to December 31, 2013.

Agreements with Executive Officers

On March 22, 2013, the Company entered into an agreement with its current President and Chief Executive Officer who assumed that role in February 2013, confirming the terms of his employment with the Company (the “Letter Agreement’). The terms of the Letter Agreement were subsequently approved by the Bankruptcy Court and provide for the waiver of any and all rights, claims or causes of action that the Company may have, including, without limitation, claims pursuant to Sections 547 and 548 of the Bankruptcy Code, with respect to payments such executive officer received in connection with his June 15, 2012 letter agreement with the Company described below, conditioned upon such waiver remaining effective only in the event that either (1) he remains continuously employed with the Company through the date on which the Company emerges from the proceedings under Chapter 11 or (2) his employment is terminated in connection with a divestiture of one or more of the Company’s assets or businesses. Furthermore, the agreement provides for an allowed administrative claim against OSG Ship Management, Inc., a wholly owned subsidiary of the Company, pursuant to Section 503(b)(1)(A) of the Bankruptcy Code, for amounts totaling $6,399 owed to the President and Chief Executive Officer under the Company’s Supplemental Executive Savings Plan. This provision is subject to his continued employment with the Company through December 1, 2014.

On June 15, 2012, the Company entered into agreements with the Company’s then-current Chief Financial Officer and the Head of U.S. Strategic Business unit (its current President and Chief Executive Officer), to pay each executive officer a lump sum retention bonus of $1,500 in order to encourage their continued employment through to June 30, 2014. Each executive officer was responsible to repay the full gross amount of the retention bonus to the Company within thirty days if they are terminated by the Company for cause or resign without good reason, as defined within the agreements.

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

136	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 21 — 2013 AND 2012 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2013
Shipping revenues	$247,438	$228,114	$267,342	$273,102
Gain/(loss) on disposal of vessels, including impairments (a)	(22)	1,228	(63)	(382,614)
Income/(loss) from vessel operations	1,221	432	7,768	(376,619)
Interest expense	288	31	3	28
Reorganization items, net (b)	184,621	37,503	14,705	90,341
Income tax benefit/(provision)	5,835	1,899	(1,947)	8,958
Net income/(loss)	(167,762)	(24,147)	960	(447,281)
Basic net income/(loss) per share	$(5.51)	$(0.79)	$0.03	$(14.67)
Diluted net income/(loss) per share	$(5.51)	$(0.79)	$0.03	$(14.67)

(a)
As discussed in Note 7, "Vessels, Deferred Drydock and Other Property," vessel impairment charges aggregating $365,976 were recorded in the fourth quarter. Further, as discussed in Note 10, "Goodwill and Intangible Assets," impairment charges aggregating $16,214 for goodwill and intangible assets related to the International Crude Tankers Lightering business were recorded in the fourth quarter.

(b)
As discussed in Note 3, "Liabilities Subject to Compromise and Reorganization Items," the Company adjusts its accrued liabilities relating to rejected executory contracts when new information becomes available. In the fourth quarter, the Company increased its accruals by $69,154 based upon such new information.

(c)
As discussed in Note 2, "Bankruptcy Filing and Going Concern," and Note 11, "Debt," the Debtors filed a petition for relief under Chapter 11 and its debt agreements are classified as Liabilities Subject to Compromise. For the quarter ended December 31, 2013, interest expense of $17,168 was accordingly not recorded.

2012
Shipping revenues	$292,378	$291,354	$297,505	$255,897
Gain/(loss) on disposal of vessels, including impairments (a)	106	285	(332)	(271,418)
Loss from vessel operations	(23,642)	(30,439)	(13,928)	(311,224)
Interest expense (b)	23,010	22,084	23,314	25,013
Reorganization items, net	-	-	-	41,113
Income tax benefit/(provision)	(528)	911	(105)	1,203
Net loss	(36,860)	(52,695)	(25,786)	(364,773)
Basic net loss per share	$(1.22)	$(1.74)	$(0.85)	$(12.01)
Diluted net loss per share	$(1.22)	$(1.74)	$(0.85)	$(12.01)

(a)	As discussed in Note 7, "Vessels, Deferred Drydock and Other Property," impairment charges aggregating $279,382 were recorded in the fourth quarter.
(b)
As discussed in Note 2, "Bankruptcy Filing and Going Concern," and Note 11, "Debt," the Debtors filed a petition for relief under Chapter 11 and its debt agreements are classified as Liabilities Subject to Compromise. From November 14, 2012 to December 31, 2012, interest expense of $9,395 was accordingly not recorded.

NOTE 22 — CONDENSED COMBINED FINANCIAL STATEMENTS OF DEBTOR SUBSIDIARIES:

In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of December 31, 2013 and 2012 and for the two years ended December 31, 2013. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ combined financial statements.

137	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Total Combined Debtor Entities
Combined Balance Sheet information at	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$585,907	$471,726
Voyage receivables	147,107	178,635
Income taxes recoverable	3,941	-
Other receivables	16,040	38,153
Inventories	16,884	15,532
Prepaid expenses and other current assets	27,808	40,070
Deferred income taxes	5,464	-
Total Current Assets	803,151	744,116
Vessels and other property less accumulated depreciation	2,370,880	2,849,331
Deferred drydock expenditures, net	57,248	74,418
Total Vessels, Deferred Drydock and Other Property	2,428,128	2,923,749

Investments in affiliated companies	323,327	252,098
Intangible assets, less accumulated amortization	59,943	71,736
Goodwill	-	9,668
Investments in subsidiaries	147,921	147,921
Pre and post-petition intercompany loans receivable and accrued interest	31,588	76,611
Pre-petition intercompany receivables	2,244,406	2,233,404
Post-petition intercompany receivables	15,819	927
Other assets	26,896	26,767
Total Assets	$6,081,179	$6,486,997

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$96,007	$84,477
Deferred income taxes	-	25,900
Income taxes payable, including reserve for uncertain tax positions of $234,623 and $326,121	255,987	329,922
Total Current Liabilities	351,994	440,299
Reserve for uncertain tax positions	26,585	17,067
Deferred gain on sale and leaseback of vessels	-	3,839
Deferred income taxes	369,942	346,620
Other liabilities	30,977	29,326
Post-petition intercompany payables	48,677	47,075
Liabilities subject to compromise, including pre-petition intercompany payables	5,041,334	4,811,562
Total Liabilities	5,869,509	5,695,788

Equity:
Total Equity	211,670	791,209
Total Liabilities and Equity	$6,081,179	$6,486,997

138	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Total Combined Debtor Entities
Combined Statement of Operations for the years ended December 31,	2013	2012

Shipping Revenues:
Pool revenues	$176,863	$240,487
Time and bareboat charter revenues	370,619	299,220
Voyage charter revenues	468,406	583,253
Sunoco termination fee	-	13,300
	1,015,888	1,136,260
Operating Expenses:
Voyage expenses	252,862	297,652
Vessel expenses	266,016	283,858
Charter hire expenses	206,780	368,298
Depreciation and amortization	176,886	201,670
General and administrative	69,106	66,544
Severance and relocation	3,238	-
Goodwill and other intangibles impairment charge	16,293	-
Loss on disposal of vessels, including impairments	365,168	271,295
Total Operating Expenses	1,356,349	1,489,317
Loss from Vessel Operations	(340,461)	(353,057)
Equity in Income of Affiliated Companies	40,894	33,486
Operating Loss	(299,567)	(319,571)
Other Expense	(16,130)	(21,684)
Loss before Interest Expense, Reorganization Items and Income Taxes	(315,697)	(341,255)
Interest Expense	(350)	(93,421)
Loss before Reorganization Items and Income Taxes	(316,047)	(434,676)
Reorganization Items, net	(327,170)	(41,113)
Loss before Income Taxes	(643,217)	(475,789)
Income Tax Benefit	18,883	1,485
Net Loss	$(624,334)	$(474,304)

139	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

	Total Combined Debtors
Combined Statement of Cash Flows for the years ended December 31,	2013	2012

Cash Flows from Operating Activities:
Net loss	$(624,334)	$(474,304)
Items included in net loss not affecting cash flows:
Depreciation and amortization	176,886	201,670
Loss on write-down of vessels and other fixed assets	366,438	279,382
Goodwill and other intangibles write-down	16,293	-
Amortization of deferred gain on sale and leasebacks	42	(5,905)
Amortization of debt discount and other deferred financing costs	-	3,198
Deferred financing costs write-off	-	12,540
Compensation relating to restricted stock and stock option grants	(131)	7,076
Dedesignation of interest rate swap agreements	-	1,866
Deferred income tax benefit	(10,896)	(30,065)
Undistributed earnings of affiliated companies	(35,826)	(22,771)
Deferred payment obligations on charters-in	5,446	5,600
Reorganization items, non-cash	261,221	34,676
(Gain)/loss on sublease contracts	(896)	895
Other – net	2,242	7,190
Items included in net loss related to investing and financing activities:
Loss on sale of securities and other investments – net	198	3,132
Gain on disposal of vessels – net	(1,270)	(8,087)
Payments for drydocking	(22,024)	(45,990)
Changes in operating assets and liabilities	(16,439)	33,683
Net cash provided by operating activities	116,950	3,786
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	459	12,979
Proceeds from the disposal of vessels	485	12,886
Expenditures for vessels and other property	(38,325)	(54,625)
Distributions from affiliated companies	2,097	6,608
Net change in intercompany loans due from non-debtors	44,564	(62,928)
Other – net	724	564
Net cash provided by/(used in) investing activities	10,004	(84,516)
Cash Flows from Financing Activities:
Purchases of treasury stock	(42)	(307)
Issuance of debt, net of issuance costs and deferred financing costs	-	572,000
Payments on debt, including adequate protection payments	(12,731)	(63,990)
Issuance of common stock upon exercise of stock options	-	68
Net cash provided by/(used in) financing activities	(12,773)	507,771
Net increase in cash and cash equivalents	114,181	427,041
Cash and cash equivalents at beginning of year	471,726	44,685
Cash and cash equivalents at end of year	$585,907	$471,726

140	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE 23 — CONTINGENCIES:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court.  Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 2, “Bankruptcy Filing and Going Concern,” to the accompanying consolidated financial statements for additional information.

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

On January 28, 2014, plaintiffs sought leave to further amend the Exchange Act claims in its complaint based on factual assertions contained in the motion to dismiss filed by the Company’s former primary outside counsel, Proskauer Rose LLP (“Proskauer”) on January 17, 2014 of the malpractice claims brought against it and four of its partners by the Company on November 18, 2013. On February 7, 2014, the district court granted the plaintiffs’ request and on February 18, 2014, the plaintiffs re-pleaded their Exchange Act claims in a third amended complaint.  On February 25, 2014, the former President and former Chief Financial Officer filed their response to the third amended complaint and on March 4, 2014 the plaintiffs filed their reply to the defendants’ response.

141	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Proskauer Action

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York, against the Senior Vice President, General Counsel and Secretary of the Company and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company.  The plaintiffs allege that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against Proskauer and four of its partners in the Supreme Court of the State of New York.

SEC Investigation

On November 13, 2012, the Company received from the staff of the SEC a request for documents relating to the statements in the Company’s October 22, 2012 Form 8-K, to which the Company has responded. On January 29, 2013, the SEC issued a formal order of private investigation of the Company. The Company has produced documents in response to the SEC’s requests and intends to continue to cooperate fully with the SEC’s investigation.

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

Excise Tax Case

The IRS imposed penalties totaling approximately $3,500 against certain U.S. Flag vessel owning subsidiaries of the Company due to alleged delinquent excise tax registration applications and delinquent filing of information returns. The Company denied the applicability of the penalties in question and vigorously contested the matter with the IRS. As a result of certain administrative protocols, the Company had to pay the assessed penalties in order to formally file suit for a refund. The Company paid $3,500 in penalties during the year-ended December 31, 2011 and such amounts were included in other receivables in the accompanying consolidated balance sheets as of December 31, 2012. The Office of the Assistant Attorney General at the U.S. Department of Justice conceded in favor of the Company’s claims and determined that the Company was entitled to a full refund of amounts previously remitted as described above with accrued interest. Such refund, aggregating approximately $3,800 was received in October 2013.

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters.  The Company is cooperating with the U.S. Coast Guard and Department of Justice in their investigations resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of December 31, 2013.

142	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTE 24 — SUBSEQUENT EVENTS:

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 vessels in OSG’s International Flag fleet (“Core International Flat Fleet”) intend to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the Core International Flag Fleet to V. Ships UK Limited (“V. Ships”). OSG expects to incur approximately $34,000 in total expenses related to the transition to the outsourcing arrangement. Of this estimated $34,000 amount, approximately $21,000 is expected to be related to employee transition and termination benefits and similar transition and termination costs, and approximately $13,000 is expected to be related to set-up, wind-down and transitions costs. The estimates contained herein are subject to uncertainty.

In conjunction with the aforementioned, on January 7, 2014, the Board of Directors of OSG (the “Board”) and the Compensation Committee of the Board approved a transitional incentive program for certain non-executive employees (the “Transition NEIP”). In order to achieve the restructuring described above, the Company requires the commitment of the employees whose responsibilities will ultimately be outsourced or rendered unnecessary by virtue of the outsourcing (the “Transitional Employees”). The Transition NEIP is a broad based plan intend to offer compensation incentives to substantially all of the non-executive Transitional Employees (the “Eligible Employees”) upon the achievement of specific objectives (“Objectives”) related to the operations and restructuring of OSG’s international operations. For Eligible Employees, the annualized target awards range from 25% to 75% of base salary. The total estimated cost of the incentive payments to be offered under the Transition NEIP, assuming all Eligible Employees participate and all of the Objectives are timely achieved, is $5,000. The Transition NEIP also includes approximately $ 1,000 to be allocated among Transition NEIP participants as needed based on personnel attrition, assumption of additional responsibilities, or other relevant events as determined by the Company. On this basis the total estimated cost of the Transition NEIP is $6,000, which is a component of the $21,000 of the employee transition and termination benefits and similar transition and termination costs described above. The Transition NEIP was subject to the approval of the Bankruptcy Court, which was received on February 3, 2014.

Plan Support Agreement

On February 12, 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the lenders (the “Consenting Lenders”) holding an aggregate of approximately 60% of amounts outstanding under the Company’s Unsecured Revolving Credit Facility. The Plan Support Agreement requires the Consenting Lenders to support and vote in favor of a proposed plan of reorganization of the Debtors (the “Plan”) consistent with the terms and conditions set forth in the term sheet attached as an exhibit to and incorporated into the Plan Support Agreement (as amended, the “Term Sheet”).

As a result of additional lenders acceding to the Plan Support Agreement, as of February 27, 2014, lenders holding approximately 72% of amounts outstanding under the Unsecured Revolving Credit Facility are now Consenting Lenders. On February 27, 2014, the Debtors and the Consenting Lenders entered into an amendment to the Plan Support Agreement (the “Amendment”). The Amendment increases the amount to be raised by the Company through the rights offering and exit financing contemplated by the Plan Support Agreement as further described below.

143	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Term Sheet, provides, among other things, that pursuant to the Plan, creditors’ allowed non-subordinated claims against the Debtors other than claims under the Unsecured Revolving Credit Facility, will be paid in full, in cash, including post-petition interest, and holders of equity interests and claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of shares of one class of common stock, par value $0.001 per share issued by reorganized OSG (the “Reorganized OSG Stock”) and warrants with an exercise price of $0.01 issued by reorganized OSG to holders of claims that do not comply with the Jones Act citizenship requirements but are otherwise entitled to receive Reorganized OSG Stock under the plan (the “Reorganized OSG Jones Act Warrants”) valued at $61,400, subject to dilution on account of a management and director incentive program and the Rights Offering (as defined below). Under the Plan reflected in the Term Sheet, holders of claims arising out of the Unsecured Revolving Credit Facility will receive their pro rata share of stock and warrants of the reorganized OSG. In addition, the Term Sheet provides that under the Plan, the 7.50% Unsecured Senior Notes due in 2024 issued by OSG and the 8.125% Unsecured Senior Notes due in 2018 issued by OSG will be reinstated, following payment of outstanding interest.

The Term Sheet further provides that pursuant to the Plan, the Company will raise $300,000 through a rights offering (the “Rights Offering”) of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants to the holders of claims arising out of the Unsecured Revolving Credit Facility, which Rights Offering will be back-stopped by the Consenting Lenders or their designees. The Plan further contemplates that the Company will raise $735,000 in secured exit financing. The proceeds of the Rights Offering and such exit financing will enable the Debtors to satisfy the secured claims of DSF and CEXIM in full, in cash. As a result, the Debtors will withdraw their previously-announced motion for authorization to sell the vessels over which CEXIM has security interests. The Plan Support Agreement, as amended, remains subject to the approval of the Bankruptcy Court.

On February 28, 2014, the Debtors and the Consenting Lenders (each Consenting Lender, a “Commitment Party”) entered into an equity commitment agreement dated February 28, 2014 (the “Equity Commitment Agreement”) setting forth, among other things, the terms of the Rights Offering. Under the Rights Offering, each lender who is the beneficial owner of claims arising out of the Unsecured Revolving Credit Facility as of the date specified in the procedures with respect to the Rights Offering (the “Rights Offering Procedures”, the form of which are set forth in the Equity Commitment Agreement) that are approved by the Bankruptcy Court (each such lender, an “Eligible Participant”) will be offered the right to purchase up to its pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants for $19.51 per share or warrant. Each Eligible Participant will also be offered the right to purchase Reorganized OSG Stock and Reorganized OSG Jones Act Warrants in an oversubscription rights offering, subject to certain limitations and caps, in the event that other Eligible Participants do not elect to purchase their pro rata share of Reorganized OSG Stock and Reorganized OSG Jones Act Warrants in connection with the Rights Offering (such rights, the “Unsubscribed Rights”). To ensure that OSG raises $300 million in connection with the Rights Offering, the Equity Commitment Agreement further provides that each Commitment Party has committed to subscribe for any Unsubscribed Rights in proportion to its Subscription Commitment Percentage (as defined in the Equity Commitment Agreement). Subject to Bankruptcy Court’s approval, in consideration for entering into this commitment, the Commitment Parties will receive (i) a fee paid promptly following the effective date of the Plan allocated among the Commitment Parties, at each Commitment Party’s option, either in the form of (x) shares or warrants of reorganized OSG, equal to 5% of the aggregate amount raised in the Rights Offering or (y) the cash equivalent thereof and (ii) reimbursement of all reasonably documented out-of-pocket costs and expenses. If the transactions contemplated by the Equity Commitment Agreement are consummated, OSG will use the proceeds of the sale of the Reorganized OSG Stock and Reorganized OSG Jones Act Warrants to fund payments under the Plan. Among other things, these proceeds will enable the Debtors to retain the vessels pledged to secure the claims of CEXIM and DSF, which claims will be repaid in full in cash.  The Equity Commitment Agreement remains subject to the approval of the Bankruptcy Court.

The Consenting Lenders may terminate the Plan Support Agreement under certain circumstances, including, but not limited to, if the Debtors fail to achieve certain milestones for seeking confirmation and effectiveness of the Plan within certain time periods specified in the Plan Support Agreement including, inter alia, filing a Plan and disclosure statement with the Bankruptcy Court by March 7, 2014, the entry of an order by the Bankruptcy Court approving the disclosure statement by May 16, 2014 and the entry of an order by the Bankruptcy Court confirming the Plan by June 20, 2014.

The Debtors may terminate the Plan Support Agreement under certain circumstances, including, but not limited to, if the Debtors, in the exercise of their fiduciary duty, (i) reasonably determine that the Plan is not in the best interests of the Debtors’ estates or (ii) receive an unsolicited proposal for an alternative plan that the Debtors reasonably determine to be more favorable to the Debtors’ estates than the Plan.

144	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of
Overseas Shipholding Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity/(deficit) and cash flows present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2013 and 2012 and the results of  their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and Note 24 to the consolidated financial statements, the Company is currently operating pursuant to a Chapter 11 bankruptcy filing that raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to the bankruptcy are also described in Note 2 and Note 24. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

145	Overseas Shipholding Group, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
New York, New York
March 13, 2014

146	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s report on internal control over financial reporting

Management of the Company is responsible for the establishment and maintenance of adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the provisions of “Internal Control—Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

147	Overseas Shipholding Group, Inc.

(c)	Remediation of Previously Identified Material Weaknesses

The material weaknesses that were previously disclosed as of December 31, 2012 were remediated as of December 31, 2013. See Item 9A, “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” and Item 9A, “Controls and Procedures—Remediation Actions to Address Material Weaknesses” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and “Controls and Procedures” contained in the Company’s subsequent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2012 and remediation actions to address those material weaknesses. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, the Company has implemented and executed the Company’s remediation plans with respect to its material weakness in internal control over financial reporting relating to the valuation of interest rate swaps, and as of September 30, 2013, such remediation plans were successfully tested, and the material weakness was deemed remediated. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, the Company has implemented and executed the Company’s remediation plans with respect to the material weaknesses in its internal control over financial reporting relating to accounting for income taxes, and as of December 31, 2013, such remediation plans were successfully tested; therefore, the Company has concluded that the material weaknesses were deemed remediated.

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

148	Overseas Shipholding Group, Inc.

PART III

Dollar amounts in Part III are expressed in whole dollars unless otherwise noted.

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

Name and Age	Served as Director Since

Oudi Recanati, 64	1996

Thomas B. Coleman, 70	2003

Charles A. Fribourg, 56	2001

Joel I. Picket, 75	1989

Ariel Recanati, 50	1999

Thomas F. Robards, 67	2005

Jean-Paul Vettier, 68	2006

Michael J. Zimmerman, 63	2000

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

Thomas B. Coleman  Mr. Coleman has been employed by International Tank Terminals, L.L.C. since 1965 and has served as its President since 1972. He has a also served as Chief Executive Officer of its affiliates International-Matex Tank Terminals and IMTT—Bayonne since their formation in 1975 and 1983, respectively. These companies own and operate deep-water bulk liquid terminals and provide worldwide liquid logistic services.

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

149	Overseas Shipholding Group, Inc.

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

Mr. Picket is a Trustee of Mount Sinai Health System, one of the largest nonprofit hospitals systems in New York City, and its constituent hospitals. Mr. Picket is a Member of the Cornell University Council; a Board Member of the Richard Tucker Music Foundation; a member of the Board of the Foundation for the National Archives and the Park Avenue Armory; a Trustee, from 1998 until the present, and a Fellow Trustee, from 2009 to present, of Fordham University; a Member of the Board of Governors and Executive Committee of the Real Estate Board of New York; and a Board Member of the New York Philharmonic.

Mr. Picket brings more than 50 years of operational and management experience to the Board as well as in depth knowledge of the Company resulting from serving 24 years as a director. Mr. Picket holds a Bachelor of Arts degree from Cornell University. He is a member of the Audit Committee and the Corporate Governance and Nominating Committee.

Ariel Recanati  Mr. Ariel Recanati is the President and Director of Maritime Overseas Corporation (‘MOC’), a private family management company, and has held such position for more than the past five years. Mr. Recanati also is Chairman of Waterlogic Plc, a public company engaged in the design, manufacture, distribution, rental, leasing and servicing of point of use water filtration and purification systems. He was the Senior Vice President and Chief Strategic and Planning Officer of the Company from 1998 until 2003. Prior to that, he held numerous positions with subsidiaries of the Company, including Vice President of Chartering and Managing Director of the Company’s management subsidiary in the United Kingdom.

Mr. Recanati is active in several educational and philanthropic organizations, serving as an advisory board member of Mount Sinai Global Health in New York City and as Chairman of the Executive Committee of the Leon Recanati Institute for Maritime Studies at the University of Haifa.  He previously served as a member of the Board of Trustees of The Dalton School in New York City.

Mr. Recanati brings extensive knowledge of the Company and the shipping industry to the Board. Mr. Recanati is a graduate of the London School of Economics. He is a member of the Audit Committee.

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

150	Overseas Shipholding Group, Inc.

Mr. Robards has been a Director of HSBC Investor Funds, a mutual fund company, since 2004 and is Chairman of its Audit Committee. He is also a director of Ellington Financial LLC, an investment company, Chairman of its Board and of its Audit Committee and a member of its Compensation Committee.  Mr. Robards is a director of Ellington Residential Mortgage REIT, a mortgage real estate investment trust, Chairman of its Board and a member of its Audit and Compensation Committees.  He was a Director of Financial Federal Corporation, a New York Stock Exchange-listed specialty finance company from 1999 until 2006 and served as Chairman of its Audit Committee. He also served on the Boards of Directors of ContiFinancial Corporation, a mortgage organization and servicing company, from 1999 until 2000 and Republic New York Corporation, a New York Stock Exchange listed bank holding company, from 1997 until 1999.

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

Jean-Paul Vettier  Mr. Vettier is the nonexecutive Chairman of NOVACAP SA, a privately owned French chemical company, and serves as a director of DOMO Chemicals NV, a privately owned Belgium chemical company.  Mr. Vettier was the Chief Executive Officer of Petroplus Holdings AG, an independent refiner and wholesaler of petroleum products, from September 2009 through February 2012. On January 25, 2012, Petroplus Holdings AG filed an insolvency petition in Switzerland.    He was senior advisor to First Reserve Corporation, a private equity firm, and Roland Berger Strategy Consultants, a consulting firm, from 2006 until 2009. Prior to consulting, Mr. Vettier held executive positions for 15 years at Total, the international energy corporation, including Chairman and Chief Executive Officer of Total Refining & Marketing, Chairman and Chief Executive Officer of TotalFinaElf Refining & Marketing and Executive Vice President of Refining and Marketing. He also served as President of Europia, the European Petroleum Industry Association focused on environment, product and policies issues affecting the energy industry in the European Union. Prior to joining Total, he held positions at Orkem and Rhone-Poulenc. From 2006 until 2009, Mr. Vettier was a director of Dresser-Rand Group, Inc. and SNC Lavalin Group, Inc.

Mr. Vettier brings to the Board broad operational and management expertise and extensive knowledge of the energy industry. Mr. Vettier holds a degree in Law and Economics from the University of Paris. He is a Knight of the French National Order of Merit and of the French Legion of Honor. He is a member of the Compensation Committee.

Michael J. Zimmerman  Mr. Zimmerman is Vice Chairman of Continental Grain Company, a diversified international agribusiness company headquartered in New York City, and a member of the Investment Committee of Arlon Group LLC, its investment affiliate. Mr. Zimmerman has held different senior positions at Continental Grain since joining the Company in 1996. Mr. Zimmerman is responsible for the financial and strategic initiatives within Continental Grain’s established operations, as well as investment activities in new and related areas.

Prior to joining Continental Grain in 1996, Mr. Zimmerman was a Managing Director at Salomon Brothers, where he held numerous senior-level positions in the company’s investment banking and firm investment areas.  Mr. Zimmerman is a Director of Stifel Financial Corp. and has also served as a director of KBW, Inc., Financial Federal Corporation and Premium Standard Farms, Inc., and an advisory director of Smithfield Foods, Inc. He is active in several educational, religious and philanthropic organizations, including serving as a Trustee of the Mount Sinai Health System, one of the largest nonprofit hospital systems in New York City, and as Chairman of FOJP Service Corporation, which provides risk management and insurance services to healthcare and social service organizations.

Mr. Zimmerman brings extensive experience in acquisitions, capital markets, investments and financing to the Board as well as broad strategic, operational and management expertise. He holds a Bachelor of Arts degree from Trinity College and is an honors graduate of Harvard Business School, where he received a Master of Business Administration degree. Mr. Zimmerman is the non-executive Chairman of the Board of the Company and is a member of the Corporate Governance and Nominating Committee.

151	Overseas Shipholding Group, Inc.

Executive Officers

The table below sets forth the name and age of each executive officer of the Company and the date such executive officer was elected to his current position with the company.

Name	Age	Position Held	Has Served as Such Since
Robert E. Johnston	66	President and Chief Executive Officer	February 2013

John J. Ray III	55	Chief Reorganization Officer	November 2012

Ian T. Blackley	59	Senior Vice President,	May 2009
		Chief Financial Officer and Treasurer	April 2013

James I. Edelson	57	Senior Vice President,	March 2010
		General Counsel and	January 2005
		Secretary	March 2005
Lois K. Zabrocky	44	Senior Vice President and	June 2008
		Head of International Flag Strategic Business Unit	February 2013

Henry P. Flinter	49	Vice President and Head of U.S. Flag Strategic Business Unit	July 2013

The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, and until the election and qualification of his or her successor. There is no family relationship between the executive officers.

Mr. Johnston served as Senior Vice President of the Company from October 1998, and as Head of the U.S. Flag Strategic Business Unit from January 2009, until his election as President and Chief Executive Officer in February 2013.  He served as Head of Shipping Operations from September 2005 until his appointment as Head of the U.S. Flag Strategic Business Unit.  Mr. Ray is a Senior Managing Director of Greylock Partners, LLC and Avidity Partners LLC, each a consulting firm wholly owned by Mr. Ray that specializes in corporate reorganization, operations improvement, interim management and bankruptcy case management. He has previously served as interim chief executive officer, chief reorganization officer and in similar roles for various public and private companies, including Nortel Networks, Inc. since 2009 and Enron Corporation from 2004, in both cases after such companies began their Chapter 11 bankruptcy proceedings. Mr. Blackley served as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd from September 2005, and Head of International Shipping from January 2009, until his appointment as Chief Financial Officer and Treasurer in April 2013.  Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Units from May 2011 until her appointment as Head of International Flag Strategic Business Unit. She served as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior thereto. Mr. Flinter served as interim Head of the U.S. Flag Strategic Business Unit from February 2013 until July 2013 and served as Chief Financial Officer of the U.S. Flag Strategic Business Unit from January 2009 until February 2013.  He was Vice President of Corporate Finance of OSG Ship Management, Inc. from November 2005 until January 2009, served as Chief Financial Officer of OSG America L.P., a publicly traded subsidiary of the Company from November 2007 until December 2009 and was an Assistant Vice President of Accounting from January 2002 until November 2005.

152	Overseas Shipholding Group, Inc.

16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any persons holding more than 10% of the Company’s Common Stock are required to report their ownership of Common Stock, on a timely basis, to the SEC. Based on material provided to the Company, all such reports were filed on a timely basis in 2013, except for one late filing by each of Messrs. Blackley and Edelson and Ms. Zabrocky, all executive officers of the Company, relating to their acquisition of shares of common stock pursuant to reinvestment of dividends during a one year period (for Mr. Edelson) or a two year period (for Mr. Blackley and Ms. Zabrocky).  In all instances, the failure to file a timely report was inadvertent.

Code of Ethics and Audit Committee

Code of Ethics

The Company has adopted a code of ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide.  The Code of Ethics, the Insider Trading Policy and the Anti-Bribery and Corruption Policy are posted on the Company’s website, which is www.osg.com, and are available in print upon the request of any stockholder of the Company. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

Audit Committee

The Company has an Audit Committee of its Board of Directors.  The Audit Committee has a charter that is posted on the Company’s website and is available in print upon the request of any stockholder of the Company.

The Audit Committee is required to have no fewer than three members all of whom must be and are independent directors under the standards set forth in the Company’s Corporate Governance Guidelines, which are posted on the Company’s website. The standards in the Corporate Governance Guidelines are the same standards established by the New York Stock Exchange. During 2013, the Audit Committee consisted of Messrs. Robards (Chairman), Picket and Ariel Recanati. The Board determined that Mr. Robards is an audit committee financial expert, as defined by rules of the SEC. The Audit Committee met fourteen times during 2013.

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

The Audit Committee maintains direct responsibility for the compensation and oversight of the Company independent registered public accounting firm and evaluates the independent registered public accounting firm’s qualifications, performance and independence. The Audit Committee has established policies and procedures for the pre-approval of all services provided by the Company’s independent registered public accounting firm.

153	Overseas Shipholding Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides information regarding the compensation program for Mr. Robert Johnston, the Company’s Chief Executive Officer (“CEO”), Mr. Ian T. Blackley, its Chief Financial Officer (“CFO”), and three other most highly compensated executive officers serving at the end of 2013.  Also included are Mr. Morten Arntzen, the Company’s former Chief Executive Officer (“Former CEO”), and Mr. Myles R. Itkin, its former Chief Financial Officer (“Former CFO”).  All are listed in the Summary Compensation Table in this Item 11 (collectively the “Named Executive Officers” or “NEOs”).  The Compensation Discussion and Analysis describes the objectives of the Company’s executive compensation programs and policies, the elements of the compensation program and how each element fits into the Company’s overall compensation objectives.  The Compensation Committee is responsible for overseeing the compensation paid to all executive officers of the Company, including the Named Executive Officers.

Executive Summary

The Company has a strong and measurable pay for performance philosophy.  The following summarizes the fundamental objectives and key elements of the Company’s executive compensation program and describes the Company’s 2013 executive compensation highlights.  In the aftermath of the Company filing voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware to commence the Chapter 11 restructuring process for protection from Chapter 11 on November 14, 2012 (“the Bankruptcy”), the Company shifted its principal metric of success from maximizing shareholder value to maximizing value for the stakeholders in its estate and positioning the Company to successfully reorganize.  The objectives and key elements of the executive program have been adapted for this change.

Objective and Key Elements of the Executive Compensation Program

•
The fundamental objective of the Company’s executive compensation program is to motivate and reward actions that the Compensation Committee believes will maximize stakeholder value.  The program is designed to retain, motivate, attract, reward and develop high-quality, high-performing executive leadership with the talent and expertise to create long-term value for the Company’s stakeholders.

•
The Compensation Committee believes that the Company’s executive compensation program is effectively designed to work in alignment with the interests of creditors and stakeholders and is instrumental to achieving the Company’s business strategy.  Historically, the program was based on the traditional compensation elements of base pay, annual cash incentives, long-term incentives (usually in the form of equity awards), and employee benefits.  The Compensation Committee reviews each of these elements annually.  For 2013, the Compensation Committee determined that long-term incentives were not appropriate in the context of the near-term performance requirements associated with the restructuring.

•
The Company has historically sought  to provide competitive “fixed” compensation in the form of base salaries and other employee benefits while placing a greater emphasis on pay for performance by allocating a larger portion of total compensation “at risk” in the form of (i) annual performance-based cash incentives that will only be paid if the Company achieves specified performance goals (“Annual Incentives”), and (ii) equity and cash awards that vest over a multi-year period, in many cases based on the achievement of performance goals (“Long-term Incentives”).  For 2013, Annual Incentives were increased to partially offset the suspension of Long-term Incentives during the Bankruptcy.

•
Each NEO’s Annual Incentive is determined based on a combination of the Company’s performance compared with financial and operational metrics for the Company and the NEO’s achievement of individual goals, all of which are established and approved by the Compensation Committee at the beginning of each year.  As in past years, the financial metric for 2013 was the achievement of specified levels of earnings from shipping operations at both the Company and the business unit level and the operational metrics were quantifiable measures of the Company’s performance in commercial, safety, quality and environmental areas as compared with absolute standards and competitors’ achievements.

154	Overseas Shipholding Group, Inc.

•
The Compensation Committee is composed exclusively of independent directors.  For 2013, the Compensation Committee did not engage an independent compensation consultant.  The Board of Directors retained John J. Ray III of Greylock Capital Partners, LLC (“Greylock”) as Chief Reorganization Officer (“CRO”).  In the course of Mr. Ray’s duties as CRO, he advised the Compensation Committee regarding the appropriate approaches to adapt the Company’s compensation programs during the Bankruptcy.  In addition, the Company engaged Mercer (US) Inc. (“Mercer”) to advise it and the Compensation Committee with respect to the Company’s executive compensation and incentive compensation plan design. Mercer presented its analysis and recommendations to the Compensation Committee.  Except for providing services to the Board of Directors as CRO, Mr. Ray and Greylock have never provided any services to the Company.  Mercer has provided other benefits related services to the Company.

•
The Company has an incentive compensation recoupment policy, stock ownership guidelines and an insider trading policy which, among other things, prohibits any hedging transactions involving the Company’s securities by officers or directors of the Company.  The Company believes that these policies and guidelines serve as effective risk mitigation for the Company’s compensation programs.

2013 Executive Compensation Highlights

•
In designing the Company’s compensation program for 2013, the Compensation Committee considered the Company’s 2013 budget performance expectation, which were modest earnings from shipping operations.   In 2013, Messrs. Johnston, Blackley and Flinter, received increases in base salaries due to their promotions to the CEO, CFO and the Vice President and Head of the U.S. Flag strategic business unit positions, respectively.  In addition, Ms. Zabrocky received an increase in base salary due to the increased responsibilities for the technical management operations of the Company’s International Flag fleet of vessels.

•
For 2013, the Compensation Committee established targets under its Executive Performance Incentive Plan (the “Cash Incentive Compensation Plan”) that reflected the 2013 budget performance expectations.

•
On February 11, 2013, Mr. Morten Arntzen, the CEO, resigned.  As a result of his resignation, all unvested shares of restricted stock, stock options, restricted stock units and performance units held by Mr. Arntzen were forfeited, including all of the stock options and restricted stock units that were granted to him in connection with his October 2011 employment letter agreement.  In addition, all vested but unexercised stock options terminated unexercised at the expiration of the 30-day period after his resignation.

•
Mr. Robert Johnston was elected President and Chief Executive Officer of the Company following Mr. Arntzen’s resignation.  The Company and Mr. Johnston entered into an employment letter agreement dated March 22, 2013, which was approved by the Bankruptcy Court on March 22, 2013 and sets forth certain terms and conditions of Mr. Johnston’s continued employment with the Company, including an increase in his salary and annual bonus and the allowance of certain claims against the Company in the Chapter 11 process, as more fully described under “Employment Agreements and Severance and Termination Payments” below.

•
Effective as of April 1, 2013, the Company adopted the Overseas Shipholding Group, Inc. Severance Plan (the “New Severance Plan”) to offer a form of income protection to eligible employees who suffer a loss of employment in connection with Chapter 11 proceedings.  The New Severance Plan was approved by the Bankruptcy Court on March 21, 2013.  Participation in the New Severance Plan is voluntary, but if an employee elects to participate, the employee must waive any rights he or she may have under any severance plans or arrangements that were in place prior to November 14, 2012, the date the Company filed for bankruptcy (“the Petition Date”).  Under the New Severance Plan, an employee whose employment is terminated without cause (as defined therein) will receive two weeks of salary for every year he or she is employed by the Company, with a minimum severance amount of eight weeks of salary and a maximum severance amount of 52 weeks of salary.  If the employee was a participant in the Annual Incentive Plan prior to his or her termination of employment, he or she is also entitled to a pro rata bonus based on the Company’s actual performance for the year, to be paid at the time bonuses are paid to active employees.  Messrs. Itkin, Johnston, Blackley and Flinter and Ms.  Zabrocky, elected to participate in the New Severance Plan.

155	Overseas Shipholding Group, Inc.

•
In April 2013, Mr. Myles R. Itkin, the Former CFO, left the Company as part of the Company’s reduction in force in connection with its restructuring efforts.  Mr. Blackley, a Senior Vice President of the Company and an NEO, was appointed Chief Financial Officer and Treasurer of Company.  In connection with his promotion and assignment of additional duties, Mr. Blackley received a salary increase of $72,000 to an annual base salary of $475,000.

•
The Company also expanded the responsibilities of Ms. Lois K. Zabrocky, Senior Vice President and Chief Commercial Officer of the International Flag strategic business unit and an NEO.  In connection with such additional duties, Ms. Zabrocky received a salary increase of $50,000 per year to an annual base salary of $525,000.

•
In January 2013, Mr. Flinter, who was Chief Financial Officer of the U.S. Flag strategic business unit, received a salary increase of $25,000 per year to an annual base salary of $210,000, his first salary increase in three years.  The increase reflected Mr. Flinter’s performance and experience, internal equity and external pay practices.  In February 2013, Mr. Flinter was appointed interim Head of the U.S. Flag strategic business unit and in July 2013, he was appointed a Vice President of the Company and Head of such strategic business unit.  In connection with these two promotions and assignment of additional duties, Mr. Flinter received salary increases in April and July 2013 totaling $125,000, increasing his annual base salary to $335,000.

•
The Compensation Committee opted not to make any Long-term Incentive awards for 2013 in the context of the Bankruptcy and the requirement to achieve shorter-term performance objectives in furtherance of the restructuring.  In addition, Annual Incentive Targets were increased for the NEOs to partially offset the elimination of Long-term Incentives.

•
In view of the Bankruptcy, the Company did not hold a meeting of stockholders in 2013 and, accordingly, did not have an advisory vote on NEO compensation for 2012.  The Compensation Committee considered the favorable outcome on the advisory vote on NEO compensation for 2011 and the Bankruptcy, which made Long-term Incentives not appropriate, in determining the Company’s compensation programs and pay performance philosophy for 2013.

Compensation Philosophy and Objectives

The Company’s compensation philosophy is to structure compensation to drive and support the Company’s long-term goals of delivering value to stakeholders and sustainable growth.  Sustainable growth means investing in long-term opportunities while meeting short-term commitments.  The compensation program is designed to promote the following objectives:

•	Attract and motivate highly-talented executives who are effective leaders and encourage their long-term tenure with the Company;

•	Compensate executives based upon the value of their individual contributions in achieving corporate goals and objectives;

•	Align incentive compensation with performance measures that motivate executives to maximize stakeholder value; and

•	Structure total compensation to reward both short-term results and long-term strategic contributions necessary for sustained optimal business performance.

156	Overseas Shipholding Group, Inc.

Role of the Compensation Committee

General

The Compensation Committee makes all compensation decisions with respect to the Named Executive Officers.  The CEO advises the Compensation Committee in reaching compensation decisions with respect to the NEOs other than himself.  The other NEOs do not play a role in their own compensation determination other than discussing their individual performance objectives with the CEO.  All decisions relating to the CEO’s compensation are made by the Compensation Committee without management present.  The Compensation Committee then reports these decisions to the Board of Directors.  In 2013, the Compensation Committee met six times.

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

Use of Outside Advisors

The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties.  Frederic W. Cook & Co., Inc. (“FWC”) has historically advised the Compensation Committee as an independent advisor with respect to executive compensation and incentive plan design.  During 2013, FWC did not meet with or advise the Committee and, accordingly, received no fees from the Company for services for 2013.  In 2013, the Compensation Committee worked together with the CRO and the Company’s advisor, Mercer, to determine the most effective ways to motivate the Company’s employees to complete the restructuring of the Company.  The CRO, with Mercer’s assistance and support, recommended several programs disclosed elsewhere herein including the changes to the NEOs’ annual incentive targets, the new severance plan, and a Non-Executive Incentive Plan (“NEIP”), a broad-based incentive plan for non-executive employees.  Mercer also provided the Compensation Committee with an assessment of programs comparing NEO pay opportunities to the Compensation Comparison Group.  The Company incurred fees to Mercer (including its affiliates) of approximately $190,000 for all services rendered to the Compensation Committee for 2013 and $134,000 for other services rendered to the Company for 2013, primarily advice and placement of fiduciary, health and other insurance.

Elements of the Company’s Compensation Program

The principal elements of the Company’s compensation program are base pay, annual cash incentive awards and long-term incentive compensation (usually in the form of equity-based awards).  The Company also provides severance and termination payments, retirement benefits and welfare benefits (in the form of medical, dental, disability and life insurance).  The Compensation Committee reviews each element of compensation annually to achieve competitive positioning and alignment with the Company’s compensation philosophy and objectives.  In general, the Company targets total compensation to be competitive with a select group of companies that the Compensation Committee believes to be an appropriate reference group (the “Compensation Comparison Group”).  The Company’s compensation philosophy is to reward performance and place a large portion of total compensation at risk, dependent on the achievement of earnings goals or related objectives by the Company and business units and specified safety, quality and environmental compliance objectives.  The Company’s Compensation Comparison Group consists of marine transportation or service corporations based in the United States whose executive compensation information is publicly available.  For 2013, the Compensation Comparison Group consisted of the following companies and was unchanged from 2012:

Name	Name
Alexander & Baldwin, Inc.	Hornbeck Offshore Services, Inc.
Bristow Group Inc.	Kirby Corporation
General Maritime Corporation	Pride International, Inc.
Global Industries, Ltd.	Rowan Companies, Inc.
GulfMark Offshore, Inc.	SEACOR Holdings, Inc.
Helmerich & Payne, Inc.	Tidewater Inc.

157	Overseas Shipholding Group, Inc.

The Compensation Committee continues to believe that the Compensation Comparison Group consists of those companies for which executive compensation information is publicly available and that are most comparable to the Company.  However, the Company’s direct competitors are principally either privately held and/or incorporated in foreign jurisdictions that do not require public disclosure of executive compensation.  For these reasons, among others, the Compensation Committee recognizes that compensation comparisons are imperfect.  The unavailability of compensation information concerning the Company’s direct competitors (because they are privately held and/or foreign entities) results in a large number of companies in the Compensation Comparison Group that are tangentially related to the Company (i.e., oil and gas equipment, storage and service providers) but not tanker companies.  In view of the Company’s financial distress, management changes, and the challenges associated with the use of Long-term Incentives during Bankruptcy, for 2013 the Compensation Committee focused more on its own experience in determining the appropriate amount of compensation as compared with benchmarking compensation against compensation paid by companies in the Compensation Comparison Group.

While the Company believes that the combination of competitive base salaries, Annual Incentives, and Long-term Incentives comprise an effective and motivational executive compensation program, the 2013 program was limited to base salary and Annual Incentives.  The Compensation Committee believes that the elimination of Long-term Incentives is appropriate in the context of the Company’s financial distress and the shorter-term performance horizon during the Bankruptcy restructuring.

The Company seeks to provide competitive “fixed” compensation in the form of base salaries and  places an emphasis on pay for performance by allocating a larger portion of total compensation “at risk” in the form of annual performance-based cash incentives that will only be paid if the Company achieves specified performance goals.  For purposes of comparative analysis of “at risk” compensation, the Compensation Committee believes that all other compensation (which includes the Company’s contributions to the Company’s Savings Plan, a tax qualified employee benefit plan), the Company’s contributions under the Company’s Supplemental Executive Savings Plan and the Company’s contribution towards premiums for medical, dental, disability and life insurance should be excluded from total compensation of the NEOs.  For purposes of comparative analysis from year to year, the Compensation Committee also believes that the award of retention bonus payments to Messrs. Itkin and Johnston in June 2012 should be excluded from their total annual compensation because the retention awards were extraordinary grants, and they required that the recipients remain in the Company’s continuous employ for two years.  In addition, the Committee believes that equity awards should be allocated to the performance year in which they were earned rather than the year in which the awards were granted.  Furthermore, for purposes of comparative analysis across 2013, 2012 and 2011, the Compensation Committee believes that the award to the Former CEO of premium price stock options and performance-based restricted stock units in 2011 in connection with the signing of a new employment letter agreement and an Amended and Restated Change of Control Protection Agreement should be excluded from the Former CEO’s total annual compensation because such equity awards required that the Former CEO remain in the Company’s continuous employ for five years.  For 2012 and 2013, no equity awards were granted because the Compensation Committee determined that as a result of the Chapter 11 filing, the value of equity compensation awarded after such filing would be highly speculative and would not be an effective means of retaining talented executives.  Total compensation as so adjusted for all other compensation, the retention bonus payments and equity awards is referred to herein as “Adjusted Total Compensation.”

158	Overseas Shipholding Group, Inc.

The following table sets forth the 2013 and 2012 “pay mix” for the CEO and the other four NEOs (excluding for 2013 the Former CEO and the Former CFO), consisting of base salary and cash incentive compensation based on the amount that would have been payable upon achievement of target awards.  The incentive compensation represents the NEOs’ “at risk” compensation.  At target, 60% of the CEO’s Adjusted Total Compensation and 50-60% of the four other NEOs’ Adjusted Total Compensation was “at risk” for 2013.

			Long-term
		Cash Incentive	Incentive
Name	Base Salary	Compensation	Compensation
2013
CEO	40%	60%	-
Other four NEOs	40-50%	50-60%	-
2012
Former CEO	27%	73%	-
Other four NEOs	40%	60%	-

As shown in the following table, the Adjusted Total Compensation at target for the NEOs for 2013 increased when compared to the Adjusted Total Compensation paid to them for 2012 (an aggregate $1,910,228 increase), due to the achievement of the performance metrics set forth in the Cash Incentive Compensation Plan.

			Long-term	Adjusted
		Cash Incentive	Incentive	Total
	Base Salary	Compensation	Compensation	Compensation
	$	$	$	$
CEO:
2013	675,000	1,012,500	0	1,687,500
Former CEO:
2012	900,000	0	0	900,000
2011	900,000	0	977,695	1,877,695
Other four NEOs (aggregate):
2013	1,712,000	2,311,228	0	4,023,228
2012	2,113,000	0	0	2,113,000
2011	2,113,000	0	2,208,865	4,321,865

Base Salary

The Company pays a base salary to attract talented executives and provide a secure fixed level of compensation.  The Compensation Committee typically reviews executive base salaries in December of each year, comparing the Company’s executive salaries to the salaries of senior management of shipping companies in the Compensation Comparison Group that are most comparable to the Company.  Based on its own experience and such comparison, the Compensation Committee determines whether the salaries of the Named Executive Officers are at a level that is sufficient to attract and retain strong leaders when combined with the higher percentage of total potential compensation payable in the form of variable cash and equity incentives linked to achievement of Company, business unit, and individual performance.

Annual increases in base salary are not assured and adjustments take into account the individual’s performance, responsibilities, experience, internal equity and external market practices.  The Compensation Committee largely relies on the CEO’s evaluation of each NEO’s performance (other than his own) in deciding whether to make an adjustment to the NEO’s base salary in a given year.  In the case of a change in role, the CEO and the Compensation Committee consider new responsibilities, external pay practices and internal equity, in addition to past performance and experience in determining whether to increase salary.  The Compensation Committee applies the same factors in deciding whether to adjust the CEO’s base salary.

159	Overseas Shipholding Group, Inc.

The base salaries of the NEOs for 2013, 2012, and 2011 are set forth in the Summary Compensation Table.  The increases in base salaries during 2013 for the CEO, CFO, Mr. Flinter and Ms. Zabrocky were as a result of changes in position and increased responsibilities.

On February 11, 2013, Mr. Arntzen, the Former CEO, resigned and Mr. Johnston was elected President and Chief Executive Officer of the Company.  In connection with this promotion, Mr. Johnston’s base annual salary was increased from $575,000 to $675,000, a 17.4% increase and Mr. Johnston’s first salary increase in 13 years.

In late March 2013, the base annual salary of Ms. Zabrocky was increased from $475,000 to $525,000, a 10.5% increase and Ms. Zabrocky’s first salary increase since May 2011.  This increase reflected Ms. Zabrocky’s increased responsibilities, including overall responsibility for the technical management operations of the Company’s International Flag fleet of vessels.  Also in late March 2013, the base annual salary of Mr. Blackley was increased from $403,000 to $475,000, a 17.9% increase and Mr. Blackley’s first salary increase since January 2011.  This increase was based on the factors listed above, including his imminent promotion to Chief Financial Officer and Treasurer of the Company (which occurred on April 4, 2013) and expanded operational responsibilities, including overall responsibility for the Company’s marine insurance program and vessel technical services group.  In January 2013, Mr. Flinter’s salary was increased from $185,000 to $210,000, a 13.5% increase and Mr. Flinter’s first salary increase in three years.  This increase reflected Mr. Flinter’s performance and experience, internal equity and external pay practices.  In connection with Mr. Flinter’s promotion to interim Head of the U.S. Flag strategic business unit in February 2013 and promotion to Vice President and Head of such unit in July 2013, Mr. Flinter’s base annual salary was increased, rising from $210,000 to $335,000, a 59.5% increase.

Annual Cash Incentive Awards

The Company’s annual cash incentive program is intended to focus the Company’s NEOs on critical business goals for the Company, such as increased earnings from shipping operations, enhanced risk management, competitive sources of financing and improved performance in the areas of safety, quality and environmental compliance.  Pursuant to the Cash Incentive Compensation Plan, NEOs may receive annual cash incentives based upon achievement of annual performance goals established by the Compensation Committee during the first quarter of the year.  The performance goals established for one year have no effect on the performance goals established for another year.  For 2013, the Compensation Committee determined that maximum awards would be based solely on the Company’s achievement of specified levels of earnings from shipping operations (“ESO”), defined as the Company’s EBITDA adjusted by cash drydock expenditures and capital expenditures, chosen because the Compensation Committee believes it is the critical measure of the Company’s financial performance.  The potential incentive cash awards were established as a percentage of the NEO’s base salary depending on the Company’s level of ESO achieved. For Messr. Johnston and Mr. Blackley, the incentive award range was 97.5% to 187.5% of base salary with a target bonus of 150% of base salary. For Ms. Zabrocky, the incentive award range was from 101.25% to 191.25% of base salary, with a target bonus of 150% of base salary.  For Mr. Edelson, the incentive award range was from 81.25% to 156.25%, with a target bonus of 125% of base salary and for the second half of 2013 was from 84.375% to 159.375% of base salary with a target bonus of 125% of base salary.  For Mr. Flinter, who on July 1, 2013 became an executive officer of the Company and accordingly, ceased to participate in the NEIP, the incentive award range for the first half of 2013 was from 67.5% to 127.5% of base salary with a target bonus of 100% of base salary and for the second half of 2013 was from 84.375% to 159.375% of base salary with a target bonus of 125% of base salary.    The Former CEO resigned from the Company before his potential incentive cash award range was established.  For the Former CFO, the incentive award range was from 58.5% to 112.5% of base salary with a target bonus of 90% of base salary. The ESO measure is an objective requirement and the maximum percentages of base salary serve as a limit on the amount of the cash award.  The ESO measure is the same measure that was used in the Cash Incentive Compensation Plan for 2012, although the definition was changed for 2013 to focus on cash generated.

Subject to achievement of the ESO performance goal, which would establish the maximum amounts of the cash award, the Compensation Committee adopted three measures for determining the actual incentive awards for 2013: (i) the Company’s ESO for such year; (ii) ESO and specified performance metrics of such executive’s business unit (if any) for such year and (iii) the NEO’s achievement of individual goals.  Each individual’s objectives were carefully chosen to ensure integration and alignment with the Company’s long-term objectives.  The Compensation Committee believes the three measures selected are the most appropriate measures to be used to determine incentive compensation, as they reflect the Company’s financial performance, the comparative performance of specified commercial and technical operations measures and individual performance.

160	Overseas Shipholding Group, Inc.

The three measures used to determine an individual’s actual bonus for 2013, Company performance, business unit performance and individual performance, were given different weightings depending on whether the individual was a member of a business unit or the corporate staff.  The CEO, CFO, Mr. Edelson and the Former CFO were members of the corporate staff and the other NEOs were members of business units.  For members of the corporate staff, the Company performance and individual performance measures were each weighted 50%.  The Compensation Committee chose such allocation because it believes that for the corporate staff measures of  how well each of the Company and the individual perform are equally important.  For members of a business unit, business unit performance was weighted 50% (weighted equally between business unit ESO and business unit performance metrics) and Company ESO and individual performance measures were each weighted 25% to reflect the philosophy that business unit members have the most direct effect on the unit’s financial and operational performance.

For 2013, the Company performance and business unit performance measures have ratings assigned on a scale of 0% to 150%, with 100% equal to the rating assigned for meeting each of (i) targeted ESO for the Company measure and (ii) targeted performance for the business unit calculated by averaging the ESO for such business unit with specific performance metrics.  The rating scale for each measure is based on 10% increments.  The rating scale corresponds to a performance factor scale that ranges from 0% to 130% with 10% increments.  For 2013, a Company or business unit rating measure of 100% corresponds to a performance factor of 100%.  If a rating for a measure is below 70%, the performance factor for that measure is zero, such that no bonus is payable if the performance factor for the Company measure is below 70%.  For 2013, the individual performance measures have a performance factor assigned on a scale of 0% to 120%, with 100% as the performance factor assigned for meeting the specified individual goals for such measure.  If a rating for an individual measure is below 60%, the performance factor for that measure is zero, such that no bonus is payable if the performance factor for the total individual measures is below 60%.  The amount of each NEO’s actual annual cash incentive award is determined as follows:

Base Salary times (A plus B plus C) where:

A	equals the Company performance factor corresponding to the rating measure achieved times the weighting assigned to such measure,

B	equals the business unit performance factor corresponding to the rating measure (if any) achieved times the weighting assigned to such measure, and

C	equals the individual performance factor measure achieved times the weighting assigned to such measure.

The table below sets forth for the Company performance measure (2013 achievement of specified levels of ESO for the Company) and for the business unit performance measure (2013 achievement of specified levels of ESO for the International Flag business unit for Ms. Zabrocky, and the U.S. Flag business unit for Mr. Flinter) the corresponding percentage of base salary that would be earned by each NEO.

161	Overseas Shipholding Group, Inc.

	Target ESO
	for the Company, International Flag Strategic Business Unit
	(“SBU”) or U.S. Flag Strategic Business Unit (“SBU”)
	(in thousands)
Performance Percentage of Base Salary (Performance Factor)	Company	International SBU	US SBU
0%	-	-	-
70%	$58,882	$(36,776)	$96,191
80%	$73,595	$(26,438)	$100,567
90%	$88,309	$(16,101)	$104,944
100%	$103,022	$(5,764)	$109,321
110%	$141,287	$23,747	$118,075
120%	$179,552	$53,258	$126,829
130%	$217,817	$82,769	$135,583

For 2013, ESO for the Company was a gain of $176.6 million, ESO for the International Flag SBU were a gain of $33.8 million, and ESO for the U.S. Flag SBU was a gain of $142.9 million.  Achievement levels for 2013 for the Company, the International Flag SBU, and the U.S. Flag SBU are 110%, 110%, and 130%, respectively.

The business unit performance measure consists of target ESO for such business unit and specified performance metrics.  For 2013, such performance metrics for the International Flag business SBU consisted of commercial measures and operational measures.  The allocation of these metrics for NEOs is equal for commercial metrics and operational metrics, as the Compensation Committee deems both equally important.  The commercial metrics were divided into two categories, Crude Oil and Liquefied Natural Gas (“LNG”) goals, and Product goals.  The Crude Oil and LNG goals were (i) Aframax International pool (“AI”) spot time charter equivalent (“TCE”) rates compared with spot TCE rates of competitors; (ii) laden to ballast ratio –AI; (iii) earnings days–AI; and (iv) bunkering negotiations & market timing.  The Product goals were (i) Clean Product International Flag TCE compared with the Poten Index; (ii) optimize middle range product carrier TCE rates; (iii) laden to ballast ratio; (iv) earning days; (v) reduction of idle time; and (vi) bunkering negotiations and market timing. The operational measures were (i) time not earning – technical; (ii) total recordable case frequency (“TRCF”); and (iii) vetting observations.  The Crude Oil performance score for 2013 was 106% and the Product performance score for 2013 was 104%.

The performance metrics for the U.S. Flag SBU for 2013 were divided into two categories of operational measures: Tanker goals and articulated tug barge (“ATB”) goals.  The Tanker operational measures were (i) time not earning –technical; (ii) TRCF; (iii) vetting observations; and (iv) officer retention.  The ATB operational measures were the same as the Tanker operational measures. The U.S. Flag SBU performance score for 2013 was 108%.

The individual performance measure consists of the different individual performance goals of each of the Named Executive Officers.  The Compensation Committee, assisted by the CEO with respect to all the NEOs other than himself, determines each NEO’s level of achievement of his or her individual performance goals.

The principal individual performance goals for 2013 for the CEO were to (i) right size the Company staffing and other general and administrative expenses for the Company’s reduced fleet size; (ii) stabilize OSG’s commercial relationships with joint venture partners, pool partners, and customers; (iii) maintain the vetting performance and the tanker management and self-assessment quality of the fleet and offices; (iv) lead the development of the new CFO, the Head of the U.S. Flag SBU, and the International Flag SBU leadership team; and (v) work with and support the CRO to emerge from Chapter 11 successfully.

162	Overseas Shipholding Group, Inc.

The principal individual performance goals for 2013 for the CFO were to (i) reorganize the information technology (“IT”) department to effectively serve the domestic and international business units, and ensure the IT office move and co-location was completed successfully; (ii) ensure the audit plan for 2013 was executed to the satisfaction of the Audit Committee, and develop in conjunction with the legal department, a process to review future credit facilities; (iii) assist with the development of an emergence plan from Bankruptcy, including the Company’s proposed capital structure and valuations of OSG’s businesses, including the U.S. Flag SBU, the LNG joint venture and the Floating Storage and Offloading business (“FSO”), and within this plan develop recommendations for the cost effective and efficient operation of the accounting group; (iv) ensure financial reporting to the Unsecured Creditors Committee (“UCC”), issuance of timely and accurate financial statements of the Company for the third quarter of 2012 and for 2012 and the restatement of the Company’s historical financials as necessary, and respond to information requests from the UCC and its advisors; (v) in conjunction with external auditors, ensure controls and processes are in place to disclose required information and complete future audits with no material weaknesses; (vi) manage the renewal of all marine insurance to ensure effective coverage at competitive pricing; (vii) maintain relationship with secured lenders during the Bankruptcy, and develop a potential corporate structure to fit the emergence plan; (viii) maintain customer relationships and oversight of the LNG and FSO businesses, and ensure that certain FSO joint venture debt is paid down or extended in August 2013; and (ix) ensure each of the International Flag SBU and the U.S. Flag SBU attain at least 90% of its respective ESO level under the Cash Incentive Compensation Plan, and ensure the Company attains a minimum of 17 of 20 NEIP milestone goals each milestone period.

Ms. Zabrocky’s principal individual goals were to (i) maximize cash contributions from the International Flag fleet; (ii) ensure OSG ships are trading with normal waiting times and to all targeted customers; (iii) analyze and continuously fix OSG ships without waiting time at best rates; (iv) evaluate continued participation in the Tanker International pool (“TI”) by actively monitoring each fixture and position; (v) keep contracts of affreightment in AI and post strong TCE rates in AI despite the decline in the AI fleet; (vi) maintain premium returns in the Panamax fleet by maximizing spot ships in the Panamax International pool (“PI”); (vii) wind up the Suez International pool; (viii) provide all the analytical and market information support to enable the Company to take delivery of two newbuildings; (ix) maintain OSG’s participation in PI or achieve alternate commercial arrangements for OSG Panamax vessels which would achieve maximum TCE rates; (x) prepare a revised staffing recommendation for the International Flag SBU commercial team in light of charter rejections and renegotiations, diminished pool activities and the decision on TI participation; (xi) achieve drydock equalization and depot spares reimbursement for the LNG joint venture; (xii) implement zero incidents culture for FSO joint venture and gain confidence of the FSO joint venture partner and the FSO sole customer; (xiii) ensure achievement of 100% of the NEIP goals; (xiv) evaluate in charter obligations and reduce hire or reject such charters; and (xv) oversee technical operations of the conventional International Flag fleet, the LNG carriers and the FSO vessel.

The principal goals for Mr. Edelson were to (i) lead creation of litigation and contract data bases by year end; (ii) develop a strategy by June 30, 2013 for dissolution or merger of inactive or dormant subsidiaries; (iii) spearhead legal efforts to maintain existing pools; (iv) advance OSG’s position on Jones Act citizenship ownership requirements; (v) draft and/or review public reporting documents required to be filed with the SEC during Bankruptcy, including annual and quarterly reports, to ensure accurate and complete disclosure; (vi) review and supervise content of bankruptcy filings that provide historical information concerning OSG, including corporate structure, litigation and significant transactions; and (vii) provide and/or supervise legal assistance to commercial departments on vessel sale and charters and modification of joint venture agreements.

Mr. Flinter’s principal individual goals were to (i) create a plan to create an independent accounting department for the U.S. Flag business unit, including such functions as financial reporting, cash management, budgeting and treasury management; (ii) develop a long term forecast of the U.S. Flag business unit and strategic plan for addressing challenges to such unit; (iii) assist in the development of a plan to renew the Company’s aging ATB fleet, including the cost and time schedule for such plan; and (iv) develop a strategic plan for addressing time charters and extension options for the U.S. Flag tanker fleet with the objective of maximizing revenue from such fleet over the long term.

The principal individual goals for the Former CFO were to (i) assist in the development of a business plan for the Company for 2013 and for the long term which would form the basis for the emergence plan from Bankruptcy, including analysis of the appropriate capital structure for the Company; (ii) analyze the value of, and evaluate the potential sale of, the Company’s businesses and joint ventures; (iii) assist with the scaling of the Company’s overall general and administrative expenses compared to the size of the Company, focusing on the accounting, financial and IT departments, (iv) develop restructuring proposals for OSG’s secured debt facilities which would satisfy the requirements of the Company’s secured lenders and be compatible with the Company’s proposed emergence plan; and (v) assist in the establishment of a data base for the Company’s debt agreements and cooperate with the Company’s advisors and the UCC in analyzing the Company’s debt structure and capital needs.

163	Overseas Shipholding Group, Inc.

Equity-Based Compensation

The Company’s equity-based compensation program is intended to align the interests of the Company’s executive officers with those of the stakeholders, and to focus executives on the achievement of long-term performance objectives that are aligned with the Company’s business strategy, thereby establishing a direct relationship between compensation and operating performance.  Following the Chapter 11 filing, the Compensation Committee determined that for 2012 and 2013 no equity compensation should be awarded to any employee, including the NEOs, because the value of such compensation is highly speculative and would not be an effective means of retaining talented executives and encouraging their long-term tenure with the Company.  Until the Chapter 11 filing, the Company granted equity compensation under the Company’s 2004 Stock Incentive Plan, as amended and restated (the “Stock Incentive Plan”) through combined grants of restricted stock, stock options and performance unit awards because such grants effectively balanced the Company’s objective of focusing the NEOs on delivering long-term value to stakeholders with the goal of retaining able executives.

On February 23, 2011, following the Audit Committee’s approval of the 2010 audited financial statements, the Compensation Committee granted the NEOs the following number of performance units, which are units that convert into shares of common stock at the end of the performance period if the price of a share of common stock is at a certain minimum level:  Mr. Johnston-1,991, Mr. Blackley-2,032, Ms. Zabrocky-1,991, Mr. Edelson-1,792, Mr. Flinter-623, the Former CEO-20,528 and the Former CFO-2,862.  The performance units would convert at the end of a three year performance period into a specified number of shares of common stock based on the average closing price of a share of common stock during the 20 trading day period ended on February 21, 2014 provided that if such average price was less than $17.45 (50% of the price of a share of common stock on the grant date), the units would expire unconverted.  The average price for the 20 trading period ended February 21, 2014 was substantially less than $17.45 and no performance units were converted into shares of common stock.

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

The Company provides a tax-qualified defined contribution employee benefit plan to employees, the Savings Plan for Employees of OSG Ship Management, Inc. (the “Savings Plan”).  Under the Savings Plan, eligible employees may contribute on a pre-tax basis an amount up to the limit imposed by the Code. Under the Savings Plan, the Company will match 100% of the first 6% of a participant’s pre-tax contribution (subject to the Code limit).  The maximum matching contribution for 2013 was $15,300.  In addition, under the Savings Plan, the Company contributes to the plan account of each eligible employee an amount equal to 4% of the employee’s cash compensation up to the limits imposed by the Code.

The Company also sponsors a Supplemental Executive Savings Plan (the “Supplemental Plan”) which supplemented the Savings Plan.  Upon the Chapter 11 filing, account balances under the Supplemental Plan, including accruals and earnings thereon, were frozen, and the Company discontinued future contributions to the Supplemental Plan.

Stock Ownership Guidelines

The Company has traditionally required that all employees at the senior management level who are granted equity awards retain all of the shares of common stock they receive upon the vesting, conversion or exercise of such awards (other than shares needed to pay income taxes arising from such vesting, conversion or exercise), unless after such disposition they would continue to own shares of common stock having a value which is a specified multiple of their base salary.  However, on April 18, 2013, the Board of Directors waived the stock ownership guidelines because of the decline in the price of the common stock as a result of the Chapter 11 filing.

164	Overseas Shipholding Group, Inc.

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

Employment Agreements and Severance and Termination Payments

The terms and features of the employment agreements and the change of control agreements and severance protection benefits applicable to the NEOs are described under the title “Agreements with the Named Executive Officers” section of this Annual Report.  Such terms and features are based on an evaluation by the Compensation Committee of comparable agreements and arrangements adopted by companies in the Compensation Comparison Group and general industry, using data compiled by Mercer, and recommendations from the CRO.  The adoption of these agreements is intended to make all arrangements for the NEOs competitive with companies in the Compensation Comparison Group.

Prior to the Petition Date, the Company also maintained the Overseas Shipholding Group, Inc. Severance Protection Plan (the “Old Severance Plan”) which covered the NEOs other than the Former CEO.  Messrs. Johnston, Blackley and Flinter and the Former CFO and Ms. Zabrocky each waived his or her rights under the Old Severance Plan and individual Change of Control Agreements in connection with his or her election to participate in the New Severance Plan, and the Old Severance Plan was formally terminated by the Board of Directors on August 1, 2013 [effective as of August 1, 2014].  Mr. Edelson did not elect to participate in the New Severance Plan.

The New Severance Plan provides that an employee whose employment is terminated without cause (as defined therein) will receive an amount equal to two weeks of  salary for every year of continuous service, which amount shall not be less than 8 weeks of salary or greater than 52 weeks of salary.  In addition, a participant in the New Severance Plan is also eligible for a bonus for the year in which the termination occurs, pro-rated based on the portion of the year that the participant was employed, made at such time as bonus payments are made to active employees pursuant to the Cash Incentive Compensation Plan.

As previously noted, upon Mr. Arntzen’s resignation as President and Chief Executive Officer on February 11, 2013, Mr. Johnston was elected President and Chief Executive Officer.  Mr. Johnston and the Company entered into an employment agreement on March 22, 2013.  For further information regarding Mr. Johnston’s employment agreement with the Company, see the “Agreements with the Named Executive Officers” section of this Annual Report below.

The Company has not entered into employment agreements with any of the NEOs other than Mr. Johnston upon his election as President and CEO.

165	Overseas Shipholding Group, Inc.

Risk Mitigation

The Company does not believe that the performance-based nature of the compensation of the Named Executive Officers encourages excessive risk-taking by the NEOs that would potentially threaten the economic viability of the Company.  The Compensation Committee has decided to focus on the achievement of shorter-term performance objectives in furtherance of the restructuring.  Thus, for 2013, Annual Incentive Targets were increased for the NEOs to partially offset the elimination of Long-term Incentives. The principal performance-based measure is the Company’s ESO which depends on the Company’s business and strategic plan.  The Board has an active role in overseeing the Company’s business and strategic plan and managing the associated risks in business operations and implementation of the strategic plan.

Each component of performance-based compensation is subject to a maximum limit on the cash paid or the number of shares delivered.  The performance criteria are designed to focus on performance metrics that deliver value to stakeholders and that focus on the strength of the business.  Further, as noted above, until April 18, 2013 the Company maintained stock ownership guidelines that required the NEOs to maintain a substantial ownership interest in the Company, further aligning their interests to those of other stakeholders while mitigating the chance of excessive risk-taking.  In addition, the Company has adopted the Incentive Compensation Recoupment Policy for Executive Officers that provides that if an executive officer, including a NEO, receives incentive compensation based on the achievement of a performance metric and the Board commences action to restate the calculation of such metric because of a material misstatement or inaccuracy, the Company may require such executive to repay all or a portion of the amounts of such incentive compensation that the Board in good faith determines would not have been payable if not for the material misstatement or inaccuracy.

Tax Compliance Policy

Pursuant to Section 162(m) of the Code, compensation exceeding $1 million paid to the Company’s CEO and the three other most highly compensated executive officers (other than the CFO) generally may not be deducted by the Company.  An exception is compensation that is performance-based pursuant to criteria under a plan approved by the stakeholders.  The Stock Incentive Plan contains performance-based conditions and has been approved by stakeholders so that awards may be granted under such Plan that are not intended to be limited by Section 162(m) of the Code.  The Compensation Committee has structured, where possible, awards to executive officers under the Company Incentive Compensation Plan and long-term incentive program in a manner intended to qualify for the performance-based exception.  The Committee believes that stakeholder interests are best served if the Compensation Committee’s discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses.  Such action may be necessary in order for the Company to meet competitive market pressures and to ensure that it is able to attract and retain top talent to lead the organization successfully.

COMPENSATION COMMITTEE REPORT

The Compensation Committee, comprised entirely of independent directors, has reviewed the Compensation Discussion and Analysis included in this Annual Report and discussed that Analysis with management.  Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for 2013.

Compensation Committee:
Charles A. Fribourg, Chairman
Oudi Recanati
Thomas B. Coleman
Jean-Paul Vettier

In accordance with the rules of the SEC, the report of the Compensation Committee does not constitute “soliciting material” and is not incorporated by reference in any filings with the SEC made pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “1934 Act”).

166	Overseas Shipholding Group, Inc.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table includes individual compensation information for services in all capacities for the Company and its subsidiaries by the Named Executive Officers.

							Change in
							Pension Value
						Non-Equity	and
						Incentive	Nonqualified	All
Name and				Stock	Option	Plan	Deferred	Other
Principal			Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	Salary (1)	(2)	(3)	(3)	(4)	Earnings	(5)	Total

Robert E. Johnston	2013	$648,072	$0	$0	$0	$1,113,750	$0	$37,461	$1,799,283
President and Chief	2012	$575,000	$1,500,000	$363,856	$179,305	$0	$0	$51,151	$2,669,312
Executive Officer	2011	$575,000	$0	$160,043	$80,008	0	$0	$60,281	$875,332

Ian T. Blackley	2013	$455,615	$0	$0	$0	$819,375	$0	$271,706	$1,546,696
Senior Vice President,	2012	$403,000	$0	$339,602	$167,352	$0	$0	$128,207	$1,038,161
Chief Financial Officer	2011	$403,000	$0	$163,332	$81,675	$0	$0	$349,365	$997,372
and Treasurer

Lois K. Zabrocky	2013	$511,538	$0	$0	$0	$905,625	$0	$39,701	$1,456,864
Senior Vice President and	2012	$475,000	$0	$339,602	$167,352	$0	$0	$49,412	$1,031,366
Chief Commercial Officer	2011	$475,000	$0	$160,043	$80,008	$0	$0	$45,580	$760,631
Head of International Flag SBU

James I. Edelson	2013	$377,000	$0	$0	$0	$541,938	$0	$39,701	$958,639
Senior Vice President,	2012	$377,000	$0	$81,603	$191,013	$0	$0	$39,976	$689,592
General Counsel and	2011	$377,000	$0	$29,498	$54,866	$0	$0	$40,239	$501,603
Secretary

Henry P. Flinter	2013	$277,302	$0	$0	$0	$397,826	$0	$184,763	$859,891
Vice President and	2012	$184,990	$46,247	$76,500	$0	$0	$0	$40,672	$348,409
Head of U.S. Flag SBU	2011	$184,990	$46,247	$15,728	$19,056	$0	$0	$40,421	$306,442

Morten Arntzen	2013	$138,682	$0	$0	$0	$0	$0	$14,413	$153,095
Former President and	2012	$900,000	$0	$654,941	$322,754	$0	$0	$70,367	$1,948,062
Chief Executive Officer	2011	$900,000	$0	$3,098,858	$2,226,003	$0	$0	$85,976	$6,310,837

Myles R. Itkin	2013	$190,385	$0	$0	$0	$151,348	$0	$428,163	$769,896
Former Executive Vice	2012	$660,000	$1,500,000	$436,627	$215,169	$0	$0	$68,389	$2,880,185
President, Chief Financial	2011	$660,000	$0	$230,054	$115,008	$0	$0	$82,987	$1,088,049
Officer and Treasurer

(1)
The salary amounts reflect the actual salary received during the year.  During 2013, the salaries for Messrs. Johnston, Blackley, Flinter, and Ms. Zabrocky were increased.  The current annual salary for Mr. Johnston is $675,000, for Mr. Blackley is $475,000, for Ms. Zabrocky is $525,000 and for Mr. Flinter is $335,000.

(2)
For 2012, the Company paid each of Messrs. Itkin and Johnston retention bonuses of $1,500,000 pursuant to Retention Bonus Agreements dated as of June 15, 2012.  For each of 2012 and 2011, the Company paid Mr. Flinter a discretionary bonus of $46,247.

(3)
These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to FASB ASC Topic 718. The equity awards granted for 2011 performance were made on February 23, 2012 and, in accordance with SEC disclosure rules, are included in this table for 2012. No equity awards were granted for 2012 or 2013.

(4)	The amounts in this column for 2013, 2012 and 2011 reflect the amounts paid in 2014, 2013 and 2012 under the Company’s Cash Incentive Compensation Plan for 2013, 2012 and 2011, respectively.

(5)	See All Other Compensation Table below for additional information.

167	Overseas Shipholding Group, Inc.

ALL OTHER COMPENSATION TABLE

The following table describes each component of the All Other Compensation column for 2013 in the Summary Compensation Table.

		Qualified	Nonqualified
	Savings Plan	Defined	Defined	Life
	Matching	Contribution	Contribution	Insurance
	Contribution	Plan	Plan	Premiums	Other
Name	(1)	(2)	(3)	(4)	(5)	Total
Robert E. Johnston	$15,300	$10,200	$0	$3,707	$8,254	$37,461
Ian T. Blackley	$15,300	$10,200	$0	$1,602	$244,604	$271,706
Lois K. Zabrocky	$15,300	$10,200	$0	$1,602	$12,599	$39,701
James I. Edelson	$15,300	$10,200	$0	$1,602	$12,599	$39,701
Henry P. Flinter	$12,525	$10,200	$0	$1,219	$160,819	$184,763
Morten Arntzen	$8,308	$5,538	$0	$267	$300	$14,413
Myles R. Itkin	$12,603	$8,402	$0	$534	$406,624	$428,163

(1)	Constitutes the Company’s matching contributions under the Savings Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(2)	Constitutes the Company’s four percent contributions under the Savings Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(3)	The Company’s Supplemental Plan was frozen upon the Company’s bankruptcy in November 2012 and no contributions were made in 2013.

(4)	Life insurance premiums represent the cost of term life insurance paid on behalf of the NEO.

(5)
Other includes (i) $210,104 paid to reimburse Mr. Blackley, a United States citizen, for the amount of income taxes he is required to pay to the United Kingdom tax authorities, a payment know as tax equalization, (ii) fees of $7,500 paid in 2013 to an accounting firm selected by the Company to prepare Mr. Blackley’s income tax returns and calculate the tax equalization amount, and (iii) a housing allowance of $14,341 paid to Mr. Blackley pursuant to an arrangement described under “Agreements with the Named Executive Officers” of this Item 11. In addition, other includes (i) $65,000 paid to reimburse Mr. Flinter for relocation expenses [relating to the sale of Mr. Flinter’s house], and (ii) a bonus of $84,240 under the Company’s non-executive incentive plan (“NEIP”) with $21,060 paid in July 2013 and the remaining $63,180 under the NEIP to be paid upon the Company emerging from Bankruptcy in 2014. Mr. Itkin’s employment terminated on April 5, 2013 and Mr. Itkin signed an agreement providing for severance payments of $406,144.  Other also includes the following amounts for each NEO under plans and arrangements generally maintained by the Company for all employees (other than “umbrella” liability insurance coverage): (a) medical coverage premiums of $6,369 for Mr. Johnston, $10,774 for Mr. Blackley, $9,994 for each of Ms. Zabrocky and Mr. Edelson and $10,238 for Mr. Flinter; (b) long term disability plan premiums of $720 for Messrs. Johnston, Blackley and Edelson, $720 for Ms. Zabrocky, $642 for Mr. Flinter, $120 for Mr. Arntzen and $240 for Mr. Itkin;  (c) $720 paid under the Company’s Transportation Program, a tax-free, commuter subsidy program for employees located in New York (Messrs. Johnston and Flinter are not eligible for this program), except $180 was paid for Mr. Arntzen and $240 was paid for Mr. Itkin; and (d) a premium for excess liability insurance coverage for each NEO (other than Messrs. Arntzen and Itkin) of $1,165 for excess liability insurance coverage except for Flinter whose premium is $654.

168	Overseas Shipholding Group, Inc.

GRANTS OF PLAN-BASED AWARDS

The following table lists the grants made in fiscal 2013 to the NEOs under the Company’s Cash Incentive Compensation Plan and the Company’s Stock Incentive Plan, the Company’s only incentive award plans.  No awards were made to the Former CEO who resigned on February 11, 2013.  The former CFO left the Company in April 2013 as part of the Company’s reduction in force in connection with its restructuring efforts and the former CFO vested in approximately 25% of his target cash incentive award upon his departure from the Company.

								All
								Other
								Stock
								Awards:	All Other
								Number	Option	Exercise	Grant
					Estimated Future Payouts			of	Awards:	or	Date
					Under Equity			Shares of	Number of	Base	Fair
		Estimated Future Payouts			Incentive Plan Awards			Stock or	Securities	Price of	Value of
		Under Non-Equity			(2)			Stock	Underlying	Option	Stock and
		Incentive Plan Awards			Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Grant Date (1)	Threshold	Target	Maximum	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards

Robert E. Johnston	2/26/2013	$658,125	$1,012,500	$1,265,625	-	-	-	-	-	-	-

Ian T. Blackley	2/26/2013	$463,125	$712,500	$890,625	-	-	-	-	-	-	-

Lois K. Zabrocky	2/26/2013	$531,563	$787,500	$1,004,063	-	-	-	-	-	-	-

James I. Edelson	2/26/2013	$306,313	$471,250	$589,062	-	-	-	-	-	-	-

Henry P. Flinter(3)	2/26/2013	$229,513	$340,022	$433,529	-	-	-	-	-	-	-

Myles R Itkin (4)	2/26/2013	$—	$594,000	$—	-	-	-	-	-	-	-

(1)	Grant date is the date on which the Compensation Committee approved the goals under the Company’s Cash Incentive Compensation Plan for 2013.

(2)	No awards were made under the Company’s Stock Incentive Plan in 2013.

(3)
On July 1, 2014, Mr. Flinter became an NEO, his participation in the NEIP ceased and his annual salary  increased from $259,990 to $335,000 and his target bonus increased from 100% of base salary to 125% of base salary.  His estimated payout under the Cash Incentive Compensation Plan is based on his salaries for both six month periods of 2013.

(4)	Mr. Itkin’s employment terminated on April 4, 2013 and, accordingly, only his annual target award is disclosed.

169	Overseas Shipholding Group, Inc.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information as of December 31, 2013 concerning the holdings of stock options and stock awards by the NEOs. This table includes unexercised and unvested option and stock awards. Awards of options vest in three equal annual installments commencing one year after the date of grant. Awards of restricted stock vest in four equal annual installments, commencing one year after the date of grant. The market value of the stock awards is based on the closing market price of the Company’s common stock as of December 31, 2013, which was $7.68 per share. The Former CEO and the Former CFO did not hold unvested stock options or unvested stock awards as of December 31, 2013. Additional information regarding these awards is included in the Compensation Discussion and Analysis section of this Annual Report.

	Option Awards						Stock Awards
										Equity
										Incentive
				Equity						Plan
				Incentive						Awards:	Equity
				Plan						Number of	Incentive Plan
				Awards:			Number			Unearned	Awards:
				Number of			of		Market	Shares,	Market or
	Number of	Number of		Securities			Shares or		Value of	Units	Payout Value
	Securities	Securities		Underlying			Units of		Shares or	or Other	of Unearned
	Underlying	Underlying		Unexercised			Stock		Units of	Rights	Shares, Units
	Unexercised	Unexercised		Unearned			That		Stock	That	or Other
	Options	Options		Options	Option	Option	Have Not		That	Have Not	Rights That
	(#)	(#)		(#)	Exercise	Expiration	Vested		Have Not	Vested	Have Not
Name	Exercisable	Unexercisable		Unexercisable	Price	Date	(#)		Vested	(#)	Vested

Robert E. Johnston	4,451	-		-	$52.40	01/12/2015	-		-	-	-
	17,227	-		-	$49.05	01/18/2016	-		-	-	-
	17,361	-		-	$55.03	01/10/2017	-		-	-	-
	13,919	-		-	$64.92	01/10/2018	-		-	-	-
	16,684	-		-	$40.95	12/17/2018	-		-	-	-
	7,206	-		-	$43.40	02/23/2020	-		-	-	-
	5,312	2,657	(1)	-	$34.90	02/23/2021	-		-	-	-
	15,605	31,211	(1)	-	$12.50	02/23/2022	-		-	-	-
	-	-		-	-	-	16,709	(2)	$128,325	-	-
Ian T. Blackley	935	-		-	$52.40	01/12/2015	-		-	-	-
	3,445	-		-	$49.05	01/18/2016	-		-	-	-
	10,127	-		-	$55.03	01/10/2017	-		-	-	-
	6,823	-		-	$64.92	01/10/2018	-		-	-	-
	6,930	-		-	$40.95	12/17/2018	-		-	-	-
	5,913	-		-	$43.40	02/23/2020	-		-	-	-
	5,423	2,712	(1)	-	$34.90	02/23/2021	-		-	-	-
	14,565	29,130	(1)	-	$12.50	02/23/2022				-	-
	-	-		-	-	-	15,632	(3)	$120,053	-	-
Lois K. Zabrocky	884	-		-	$52.40	1/12/2015	-		-	-	-
	3,445	-		-	$49.05	01/18/2016	-		-	-	-
	11,574	-		-	$55.03	01/10/2017	-		-	-	-
	12,009	-		-	$64.92	01/10/2018	-		-	-	-
	16,684	-		-	$40.95	12/17/2018	-		-	-	-
	7,206	-		-	$43.40	02/23/2020	-		-	-	-
	5,312	2,657	(1)	-	$34.90	02/23/2021	-		-	-	-
	14,565	29,130	(1)	-	$12.50	02/23/2022	-		-	-	-
	-	-		-	-	-	15,710	(4)	$120,653	-	-
James I. Edelson	2,000	-		-	$52.40	1/12/2015	-		-	-	-
	3,997	-		-	$49.05	01/18/2016	-		-	-	-
	8,102	-		-	$55.03	01/10/2017	-		-	-	-
	8,188	-		-	$64.92	01/10/2018	-		-	-	-
	15,914	-		-	$40.95	12/17/2018	-		-	-	-
	6,578	-		-	$43.40	02/23/2020	-		-	-	-
	4,781	2,391	(1)	-	$34.90	02/23/2021	-		-	-	-
	8,323	16,646	(1)	-	$12.50	02/23/2022	-		-	-	-
	-	-		-	-	-	9,546	(5)	$73,313	-	-
Henry P. Flinter	935	-		-	$52.40	01/12/2015	-		-	-	-
	2,067	-		-	$49.05	01/18/2016	-		-	-	-
	2,717	-		-	$55.03	01/10/2017	-		-	-	-
	2,918	-		-	$64.92	01/10/2018	-		-	-	-
	4,932	-		-	$40.95	12/17/2018	-		-	-	-
	1,293	-		-	$43.40	02/23/2020	-		-	-	-
	1,660	831	(1)	-	$34.90	02/23/2021	-		-	-	-
	-	-		-	-	-	8,419	(6)	$64,658	-	-

170	Overseas Shipholding Group, Inc.

(1)
The option to purchase these shares of Common Stock was granted pursuant to the 2004 Plan and will become exercisable as to one third of such shares on each of the first, second, and third anniversaries of the date of grant.

(2)	Of these shares of restricted stock, 6,135 shares vested on February 24, 2014, 5,574 shares will vest on February 23, 2015 and 5,000 shares will vest on February 23, 2016.

(3)	Of these shares of restricted stock, 5,713 shares vested on February 24, 2014 and 5,252 shares will vest on February 23, 2015 and 4,667 shares will vest on February 23, 2016.

(4)	Of these shares of restricted stock, 5,802 shares vested on February 24, 2014, 5,241 shares will vest on February 23, 2015 and 4,667 shares will vest on February 23, 2016.

(5)	Of these shares of restricted stock, 3,696 shares vested on February 24, 2014, 3,183 shares will vest on February 23, 2015 and 2,667 shares will vest on February 23, 2016.

(6)	Of these shares of restricted stock, 3,060 shares vested on February 24, 2014, 2,859 shares will vest on February 23, 2015 and 2,500 shares will vest on February 23, 2016.

171	Overseas Shipholding Group, Inc.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the vesting of restricted stock held by the Named Executive Officers in 2013. There were no stock options exercised by the NEOs in 2013.  Upon the Former CEO’s resignation on February 11, 2013, all of his unvested restricted stock awards were forfeited.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value	Acquired	Value
	on Exercise	Realized	on Vesting	Realized
Name	(#)	on Exercise	(#)(1)	on Vesting
Robert E. Johnston	-	-	6,135	$6,442
Ian T. Blackley	-	-	5,712	$5,997
Lois K. Zabrocky	-	-	5,801	$6,091
James I. Edelson	-	-	3,695	$3,880
Henry P. Flinter	-	-	3,059	$3,212
Myles R. Itkin	-	-	7,558	$7,936

(1)	The NEO acquired these shares of common stock on February 25, 2013 at a market price of $1.05 as a result of the lapse of vesting restrictions on these shares.

172	Overseas Shipholding Group, Inc.

NONQUALIFIED DEFERRED COMPENSATION

The following table provides information with respect to the deferral of compensation on a non-tax qualified basis to the Supplemental Plan for each NEO in fiscal 2013. In connection with the Company’s Chapter 11 filing, the Company ceased to provide additional benefits under the Supplemental Plan and account balances under such plan were frozen as of November 14, 2012.

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings/Losses	Distributions	December 31,
Name	in 2013	in 2013	in 2013	in 2013	2013 (1)
Robert E. Johnston	$-	$-	$-	$-	$6,312,112
Ian T. Blackley	$-	$-	$-	$-	$212,311
Lois K. Zabrocky	$-	$-	$-	$-	$165,688
James I. Edelson	$-	$-	$-	$-	$178,537
Henry P. Flinter	$-	$-	$-	$-	$55,500

(1)   The aggregate balance is as of the close of business on November 13, 2012, the day before the Company commenced the Chapter 11 proceedings.

173	Overseas Shipholding Group, Inc.

AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

The Company was a party to an employment letter agreement with the Mr. Arntzen. The Company was also a party to Change of Control Protection Agreements with each of the other NEOs except Mr. Flinter and sponsored the Old Severance Plan which covered the NEOs other than Mr. Arntzen. The employment agreement with Mr. Arntzen and the Old Severance Plan were designed to offer the NEOs protection against a possible loss of income if their employment is terminated without Cause or for Good Reason (as defined therein) and not in connection with a Change of Control. The term Cause as defined in such agreements and the Old Severance Plan generally means (i) the NEO’s willful misconduct involving the Company or its assets, business or employees or in the performance of the NEO’s duties which materially injure the Company, (ii) the NEO’s indictment for, or conviction of (or plea of guilty or nolo contendere to), a felony or, certain other crimes, (iii) the NEO’s continued and substantial failure to perform the NEO’s duties with the Company which failure continues for a period of at least ten (10) days after written notice thereof from the Company, (iv) the NEO’s breach of any material provision of any agreement with the Company, which breach, if curable is not cured within ten (10) days after written notice from the Company or (v) the NEO’s failure to attempt in good faith to promptly follow a written direction of the Board or, other than Mr. Arntzen’s agreements, a more senior officer.

Employment Agreements

The Company and Mr. Arntzen were parties to an employment letter agreement dated October 12, 2011 which provided the terms of Mr. Arntzen’s continued employment by the Company and superseded and replaced the employment letter agreement dated as of January 19, 2004, as amended, between the Company and Mr. Arntzen.  The agreement provided that Mr. Arntzen would continue to serve as President and CEO of the Company at a base salary of no less than $900,000 per year (which may be reduced by up to 15% if there is an across-the-board reduction that is generally applicable to all employees of the Company). If the Company terminated Mr. Arntzen’s employment without Cause or Mr. Arntzen resigned with Good Reason (as defined in the agreement) prior to October 12, 2016, then, upon Mr. Arntzen’s signing and not revoking a general release, the Company agreed to pay him two years of base salary, a pro-rata portion of his annual bonus for the year in which such termination occurs based on actual results for such year and continued health care coverage for up to 18 months.  Mr. Arntzen was eligible for an annual cash bonus under the Cash Incentive Compensation Plan, which bonus was targeted at 180% of his annual base salary and would be based on performance goals determined for each year by the Compensation Committee.  Mr. Arntzen was also eligible for equity awards as determined by the Compensation Committee. The agreement was substantially similar to the agreement it replaced except that the new agreement provided that (i) if the Company terminated Mr. Arntzen’s employment without Cause or he resigned with Good Reason, his receipt of payments and benefits is conditional on not only signing a general release (as provided in the replaced agreement) but on not revoking the release and (ii) Mr. Arntzen’s annual cash bonus under the Incentive Compensation Plan was targeted at 180% of his annual base salary (the replaced agreement did not specify a target bonus level).  The term Good Reason (as used in Mr. Arntzen’s employment letter agreement) generally means (i) any material diminution in Mr. Arntzen’s position, duties, responsibilities, or authority or assignment to him of duties and responsibilities materially inconsistent with his position, (ii) any reduction in annual base salary (other than as described above with respect to an across-the-board reduction), (iii) relocation of his principal business location to an area outside of a 50 mile radius of both the Company’s current principal business location and his current principal residence, (iv) any material breach by the Company of any material provision of the employment letter agreement, (v) the failure of the Board to nominate or re-nominate him as a member of the Board or elect or re-elect him as President and CEO or his removal from any such position (if not for Cause), or (vi) the failure of an acquirer of all or substantially all of the assets or business of the Company to assume the Company’s obligations under the employment letter agreement. As previously noted, Mr. Arntzen resigned as President and CEO on February 11, 2013.

[In connection with entering into the new employment agreement and the new change in control agreement described below, on October 12, 2011 the Compensation Committee granted Mr. Arntzen premium priced stock options and performance based restricted stock units (“RSUs”) under the Company’s 2004 Stock Incentive Plan, having a total value on the date of grant of $3.7 million.  These equity awards were designed to retain the services of Mr. Arntzen for at least five years and to incentivize him to achieve demanding performance goals based on increasing the price of common stock of the Company.

174	Overseas Shipholding Group, Inc.

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

Mr. Arntzen was also granted 177,778 RSUs pursuant to the Stock Incentive Plan which convert into an equal number of shares of common stock of the Company if during any thirty consecutive trading day period from October 12, 2011 through October 12, 2016 the trailing average closing price of a share of common stock of the Company is $22.50 or more (the “Performance Goal”), provided Mr. Arntzen is continuously employed by the Company or any of its affiliates through October 12, 2016.  If the Performance Goal is achieved, (i) the RSUs will also vest upon a Change in Control of the Company and (ii) a pro-rata portion of the RSUs will vest if Mr. Arntzen’s employment by the Company or any of its affiliates terminates before October 12, 2016 for certain reasons, including death, disability or without Cause.  If the Performance Goal is not achieved, the award is forfeited in its entirety.  The RSUs have no voting rights and may not be transferred or disposed of.   The same cash dividend paid on shares of common stock from the grant date of the RSUs will be credited to a dividend book entry account on behalf of Mr. Arntzen.   Such dividends will be held uninvested and without interest and paid in cash to Mr. Arntzen if and when the RSUs vest (but will not be paid if the RSUs do not vest).  The equity grants reflect the Company’s pay for performance philosophy and were designed to incentivize the CEO to maximize stockholder return and to retain the services of the CEO for the next five years. As previously noted, Mr. Arntzen resigned as President and CEO on February 11, 2013 and, accordingly, no payments were made to Mr. Arntzen under the foregoing agreements and all the stock options and RSUs granted to him in connection with his employment letter terminated and he received no payment with respect to such awards.]

Upon Mr. Arntzen’s resignation as President and CEO, Mr. Johnston was elected President and Chief Executive Officer. On March 22, 2013 Mr. Johnston and the Company entered into an employment agreement pursuant to which the Company agreed to pay Mr. Johnston for his services an annual base salary of $675,000, reflecting an increase of $100,000.  The Company also agreed that Mr. Johnston is eligible for an annual bonus under the Company’s Cash Incentive Company Plan for each fiscal year in which he is employed by the Company with a target award equal to 150% of his base salary for that year.  In addition, the Company waived any rights to reclaim the retention bonus paid to Mr. Johnston in June 2012 under his Retention Bonus Agreement (discussed below) provided that Mr. Johnston remains continuously employed with the Company until the earlier of (i) the date the Company emerges from the proceedings under Chapter 11 or (ii) the date his employment is terminated in connection with a divesture of one or more of the Company’s assets or businesses.  Furthermore, the Company agreed that Mr. Johnston would have an allowed administrative claim against the Company under the Bankruptcy Code in the amount of $6,399,259 on account of amounts owed to Mr. Johnston under the OSG Ship Management, Inc. Supplemental Executive Savings Plan, as amended, provided he remains employed by the Company through December 1, 2014, or such earlier date if his employment is terminated due to his death or Disability (as defined therein), by the Company without Cause (as defined therein) or by Mr. Johnston for Good Reason (as defined therein).

Change of Control Protection Agreements

The Company and Mr. Arntzen were parties to an Amended and Restated Change of Control Protection Agreement dated October 12, 2011 that amended and restated an agreement that was scheduled to expire in January 2012. The agreement provided that if there was a Change of Control on or prior to October 12, 2016, Mr. Arntzen would be entitled to certain enhanced payments and benefits if his employment is terminated without Cause or if he resigned for Good Reason within 90 days prior to, or within two years following, a Change of Control.  Upon any such termination, Mr. Arntzen would be entitled to payment of incurred but unreimbursed business expenses, accrued but unpaid base salary, bonus, vacation pay or other compensation, and other amounts or vested benefits due under the applicable employee benefit, equity or incentive plans of the Company then in effect. If such termination was without Cause or for Good Reason as described above, subject to Mr. Arntzen signing a waiver and release of any claims he may have against the Company, Mr. Arntzen would also be entitled to receive (i) three times his annual salary plus his target annual incentive compensation in effect immediately prior to his termination; (ii) an amount equal to 36 months of additional employer contributions under any qualified or nonqualified defined contribution plan or arrangement maintained by the Company applicable to Mr. Arntzen; (iii) an annual bonus for the year in which Mr. Arntzen’s employment was terminated based on the actual results for such year and pro-rated based on the portion of the year Mr. Arntzen was employed; (iv) three years of continued coverage for Mr. Arntzen and his dependents under the Company’s health plan and for Mr. Arntzen under the Company’s life insurance plan; and (v) vesting of any outstanding equity awards in accordance with the terms and conditions of the applicable plan and award agreement. In addition, if and to the extent that payments, benefits and other amounts received by Mr. Arntzen as a result of a Change of Control that were subject to excise tax (“parachute payments” under Section 280G of the Code) exceed the Section 280G safe harbor threshold, the amounts to be paid to Mr. Arntzen would be reduced or “cutback”, to an amount that would result in no excise tax being due, but only if the reduced payments, benefits and other amounts (after tax) would be greater than the unreduced amounts less the payment by Mr. Arntzen of applicable excise and other taxes.   Mr. Arntzen was not entitled to a gross-up payment if the Section 280G safe harbor threshold was exceeded. The Amended and Restated Change of Control Protection Agreement was substantially similar to the agreement it replaced except that the pre-Change of Control protection period in Mr. Arntzen’s agreement was reduced from 120 days to 90 days to conform with the Change of Control Protection Agreements with the other NEOs. To conform with current best pay practices, the new agreement eliminated the provision in the prior Change of Control Protection Agreement that provided Mr. Arntzen with a gross up for any excise tax under Section 280G of the Code with respect to any payments or benefits received in connection with a Change of Control.

175	Overseas Shipholding Group, Inc.

The Company is a party to the Amended and Restated Change of Control Protection Agreements, dated as of January 1, 2012, with each of the NEOs other than Messrs. Arntzen and Flinter.  Each such agreement provides that if there is a Change of Control on or prior to December 31, 2014 and the NEO’s employment with the Company is terminated by the Company without Cause or by the executive for Good Reason at any time within two years following the Change of Control, or if the Change of Control takes place within 90 days after the NEO is terminated in an Anticipatory Termination (as defined in the Agreement), the NEO is entitled to the following payments and benefits from the Company: (i) incurred but unreimbursed business expenses, accrued but unpaid base salary, bonus, vacation pay or other compensation, and other amounts or vested benefits due under the applicable employee benefit, equity or incentive plans of the Company then in effect; (ii) two times the sum of (x) the NEO’s annual base salary rate in effect immediately prior to his termination plus (y) the NEO’s highest target annual incentive compensation in effect immediately prior to his termination; (iii) an amount equal to 24 months of additional employer contributions under any qualified or nonqualified defined contribution pension plan or arrangement maintained by the Company, applicable to the NEO; (iv) an annual bonus for the year in which the NEO’s employment was terminated based on the actual results for such year and pro-rated based on the portion of the year the NEO was employed; (v) continued health care benefits for up to 24 months; and (vi) vesting of outstanding equity awards in accordance with the terms and conditions of the applicable plan and award agreement. If and to the extent that the NEO received “parachute payments” as a result of the Change of Control, the amounts to be paid to the NEO will be reduced or “cutback” as described above with respect to Mr. Arntzen’s Amended and Restated Change of Control Protection Agreement.  The NEOs will not be entitled to a gross up payment if the Section 280G safe harbor threshold is exceeded.

The NEOs have also agreed under their Amended and Restated Change of Control Protection Agreements that during the term of their employment with the Company and thereafter, they will (i) keep confidential all proprietary processes, trade secrets or other confidential data or information of the Company and (ii) fully cooperate with the Company in connection with any matter, investigation, proceeding or litigation regarding any matter in which they were involved during their employment with the Company. In addition during the NEO’s employment and, if the NEO was receiving payments under the agreement, for the one year period following the termination of the NEO’s employment with the Company, the NEO is prohibited from (i) competing with any business conducted by the Company, (ii) soliciting any employee of the Company to leave the employ of the Company and (iii) soliciting or inducing any customer of the Company’s to purchase services offered by the Company from another entity.

The Amended and Restated Change of Control Protection Agreements for the NEOs replaced Change of Control Protection Agreements that expired on December 31, 2011 and are substantially similar to the agreements they replaced. However, to conform to current best pay practices, the new agreements eliminated any gross up payments for any excise tax incurred under Section 280G of the Code with respect to any payments or benefits received in connection with a Change of Control. As noted below, if an employee elected to participate in the New Severance Plan, the employee must waive any rights he or she may have under any severance plans or arrangements that were in place prior to the Petition Date, including under the Amended and Restated Change of Control Protection Agreements. Messrs. Itkin, Johnston and Blackley and Ms. Zabrocky have each elected to participate in the New Severance Plan and have waived their rights to payments and benefits under the Amended and Restated Change of Control Plan Agreements.  Mr. Edelson did not elect to participate in the New Severance Plan and did not waive his rights to payment and benefits under his Amended and Restated Change of Control Plan Agreement.

176	Overseas Shipholding Group, Inc.

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

Pursuant to the Old Severance Plan, each of the NEOs agreed that during the term of their employment and thereafter they will (i) keep confidential all proprietary processes, trade secrets or other confidential data or information of the Company, (ii) fully cooperate with the Company in connection with any matter, investigation, proceeding or litigation regarding any matter in which they were involved during their employment and (iii) not disparage the Company or its employees, officers, directors, products or services. During their employment and for the one year period following the termination of their employment with the Company, they are prohibited (i) from competing with any material business conducted by the Company on the date the NEO is terminated and (ii) from soliciting or inducing any customer of the Company to purchase services offered by the Company from another entity. In addition, during the NEO’s employment and for the two year period following the termination of his or her employment, the NEO is prohibited from soliciting any employee of the Company to leave the employ of the Company.

Effective as of April 1, 2013, the Company adopted the New Severance Plan to offer a form of income protection to eligible employees who suffer a loss of employment in connection with the Chapter 11 proceedings, and the New Severance Plan was approved by the Bankruptcy Court on March 21, 2013.   Participation in the New Severance Plan is voluntary, but if an employee elects to participate, the employee must waive any rights he or she may have under any severance plans or arrangements that were in place prior to the Petition Date.  Under the New Severance Plan, an employee whose employment is terminated without Cause (as defined therein) will receive two weeks of salary for every year he or she is employed by the Company, with a minimum severance amount of eight weeks of salary and a maximum severance amount of 52 weeks of salary.  If the employee was a participant in the annual cash incentive program prior to his or her termination of employment, he or she is also entitled to a pro rata bonus based on the Company’s actual performance for the year in which the termination of employment occurs, to be paid at the time such bonuses are paid to active employees.  Each of NEOs except Mr. Edelson elected to participate in the New Severance Plan.  On August 1, 2013, the Board terminated the Old Severance Plan [effective August 1, 2014.]

177	Overseas Shipholding Group, Inc.

Tax Equalization Agreement and Housing Allowance Arrangement with Mr. Blackley

In connection with Mr. Blackley’s appointment as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd., a subsidiary of the Company, effective September 1, 2005, and his relocation from New York to Newcastle, United Kingdom, the Company agreed to reimburse Mr. Blackley, a United States citizen, for the amount of income taxes he is required to pay to the United Kingdom Inland Revenue Service (such payments are known as tax equalization payments). In 2013, the Company paid $210,104 on behalf of Mr. Blackley in tax equalization payments. Mr. Blackley is responsible for paying his United States income taxes.

At the time of Mr. Blackley’s relocation from New York to Newcastle, in September 2005, it was the Company’s and Mr. Blackley’s understanding that Mr. Blackley would eventually return to New York.  The Company determined in early 2011 that Mr. Blackley would continue to serve the Company from Newcastle and in April 2011 agreed to pay Mr. Blackley an annual housing allowance of $36,000 to compensate him for the continuing cost of maintaining a residence in Newcastle while continuing to have a home in New York. In 2013, the Company paid Mr. Blackley a housing allowance of $14,341. Mr. Blackley returned to New York in May 2013.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-OF-CONTROL

The following table discloses the amounts that would have been payable to the NEOs (other than the Former CEO and the Former CFO who were not employed by the Company on December 31, 2013) upon termination of their employment or upon a change of control of the Company, in each case that occurred on December 31, 2013.  At December 31, 2013, no NEO was eligible for normal retirement at age 65, except for Mr. Johnston. The table excludes amounts payable pursuant to the Supplemental Plan and pursuant to plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the Savings Plan.  The Company entered into the Change of Control Protection Agreements with each of the NEOs except Mr. Flinter, which provided that if an executive’s employment is terminated for “Cause”, then the executive would not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination. Therefore, there is no presentation of termination for “Cause” in the table below.  In connection with the Company’s adoption of the New Severance Plan each of the NEOs who had Change of Control Protection Agreements (except Mr. Edelson) waived his or her rights to receive severance payments or benefits pursuant to the Old Severance Plan and the Change of Control Protection Agreement in exchange for the ability to participate in the New Severance Plan. Mr. Itkin left the Company as part of the Company’s reduction in force in connection with its restructuring efforts, and his employment terminated on April 5, 2013.  In connection with his termination of employment, Mr. Itkin signed an agreement providing for severance payments of $406,144 in exchange for a release of claims against the Company.  As a result, Mr. Itkin is no longer eligible to receive payments or benefits upon a termination of employment or change in control of the Company, nor was he eligible for any such payments or benefits as of December 31, 2013.

178	Overseas Shipholding Group, Inc.

Event(1)	Robert E. Johnston	Ian T. Blackley	Lois K. Zabrocky	James I. Edelson	Henry P. Flinter

Voluntary Termination without Good Reason or Retirement
Cash severance payment	$0	$0	$0	$0	$0
Health Benefits	$0	$0	$0	$0	$0
Retirement Benefits	$0	$0	$0	$0	$0
Accelerated time-based stock options	$0	$0	$0	$0	$0
Accelerated time-based restricted stock (2)	$128,317	$0	$0	$0	$0
Accelerated performance share units	$0	$0	$0	$0	$0
Total	$128,317	$0	$0	$0	$0

Involuntary Termination Without Cause
Cash severance payment(3)	$675,000	$416,989	$444,231	$754,000	$153,909
Pro rata short-term (annual) incentive (4)	$1,113,750	$819,375	$905,625	$541,938	$397,826
Health Benefits(5)	$0	$0	$0	$33,830	$0
Accelerated time-based stock options(6)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(2)	$128,317	$0	$0	$0	$0
Accelerated performance share units(7)	$0	$0	$0	$0	$0
Other Benefits(8)	$6,399,259	$0	$0	$0	$0
Total	$8,316,326	$1,236,364	$1,349,856	$1,329,768	$551,735
Death
Pro rata short term (annual) incentive (9)	$1,113,750	$0	$0	$0	$0
Accelerated time-based stock options(6)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(2)	$128,317	$120,038	$120,637	$73,306	$64,650
Accelerated performance share units(7)	$0	$0	$0	$0	$0
Other Benefits(8)	$6,399,259	$0	$0	$0	$0
Total	$7,641,326	$120,038	$120,637	$73,306	$64,650
Disability
Pro rata short term (annual) incentive (9)	$1,113,750	$0	$0	$0	$0
Accelerated time-based stock options(6)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(2)	$128,317	$120,038	$120,637	$73,306	$64,650
Accelerated performance share units(7)	$0	$0	$0	$0	$0
Other Benefits(8)	$6,399,259	$0	$0	$0	$0
Total	$7,641,326	$120,038	$120,637	$73,306	$64,650
Change in Control with Involuntary Termination or Voluntary with Good Reason
Cash severance payment(10)	$675,000	$416,989	$444,231	$1,696,500	$153,909
Pro rata short-term (annual) incentive (4)	$1,113,750	$819,375	$905,625	$541,938	$397,826
Health Benefits(11)	$0	$0	$0	$45,106	$0
Retirement Benefits(12)	$0	$0	$0	$51,000	$0
Accelerated time-based stock options(13)	$0	$0	$0	$0	$0
Accelerated time-based restricted stock(13)	$128,317	$120,038	$120,637	$73,306	$64,650
Accelerated performance share units(13)	$0	$0	$0	$0	$0
Modified Cap(14)	$0	$0	$0	$(352,898)	$0
Other Benefits(8)	$6,399,259	$0	$0	$0	$0
Total	$8,316,326	$1,356,402	$1,470,493	$2,054,952	$616,385

179	Overseas Shipholding Group, Inc.

Notes:

(1)
The values in this table reflect estimated payments associated with various termination scenarios; assumes a stock price of $7.68 (the closing price of the Company’s common stock on December 31, 2013, the last day in the fiscal year on which the Company’s common stock was traded (the “Year End Closing Price”)). The table includes all outstanding grants through the assumed termination date of December 31, 2013. Actual values will vary based on changes in the price of the Company’s common stock.

(2)
Under the Stock Incentive Plan, only unvested time-based restricted stock awarded in 2006 and later accelerates upon an involuntary termination or termination due to death, Disability or retirement. The value represents the Year End Closing Price multiplied by the number of shares that will vest upon such termination. All other unvested restricted stock is forfeited. As of December 31, 2013, Mr. Johnston is eligible for retirement and has vested in his time-based restricted stock awards.

(3)
Cash severance pursuant to the New Severance Plan in an amount equal to two weeks of base salary for every year the NEO is employed by the Company, with a minimum severance amount of eight weeks of salary and a maximum severance amount of 52 weeks of salary, except for Mr. Edelson who would be entitled to cash severance pursuant to the Old Severance Plan based on his Change of Control Protection Agreement in an amount equal to 24 months of base salary.

(4)
Pro rata bonus equal to the NEO’s actual bonus under the Cash Incentive Compensation Plan, payable with regard to the actual level of performance and pro-rated based on the portion of the year that the NEO was employed.

(5)	Continued healthcare coverage for up to 18 months for Mr. Edelson.

(6)	Under the Stock Incentive Plan, all unvested time-based options are forfeited upon an involuntary termination, death, Disability or retirement.

(7)
All of the NEOs received performance awards in 2010, 2011 and 2012. Upon termination, the NEOs would receive a pro-rated portion of the performance award based on actual performance as of the termination date. Assuming a December 31, 2013 termination date, the performance awards would have paid out at zero due to failure to meet the performance threshold.

(8)
Under Mr. Johnston’s employment agreement he is entitled to this amount if his employment is terminated due to his death or Disability or by the Company without Cause or by Mr. Johnston for Good Reason. This amount includes the amount listed for Mr. Johnston in the table earlier titled Nonqualified Deferred Compensation.

(9)	Under Mr. Johnston’s employment agreement, he is entitled to this amount if his employment is terminated due to his death or Disability.

(10)
Cash severance for termination following a change of control is the same as cash severance paid pursuant to the New Severance Plan following an involuntary termination of employment, except for Mr. Edelson whose cash severance under his Change of Control Protection Agreement is equal to twice the sum of his annual salary plus target annual bonus.

(11)	Continued healthcare coverage for termination following a change of control for up to 24 months for Mr. Edelson.

(12)	Continued employer contributions under any qualified or nonqualified defined contribution pension plan or arrangement equal to 24 months for Mr. Edelson.

180	Overseas Shipholding Group, Inc.

(13)
Under the Stock Incentive Plan, all unvested options and restricted stock vest upon a change of control regardless of whether a termination has occurred. With respect to the performance awards, as of December 31, 2013, the performance goals related to such awards have not been achieved. Therefore, the awards would have been forfeited for no consideration upon the date of termination. The stock option value represents the intrinsic value (based on the Year End Closing Price) of unvested stock options that would vest in the event of a change of control. The restricted stock (including performance shares) value is equal to the number of shares that vest multiplied by the Year End Closing Price.

(14)
Mr. Edelson would have been subject to excise taxes of $329,690 upon a Change of Control occurring on December 31, 2013. Accordingly, the modified cap represents the amount of payment that would have been cut back to prevent Mr. Edelson from triggering an excise tax.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2013, the Compensation Committee consisted of Messrs. Fribourg (Chairman), Oudi Recanati, Coleman and Vettier. No member of the Compensation Committee was, during fiscal year 2013, an officer or employee of the Company or was formerly an officer of the Company. In addition no member of the Compensation Committee, during fiscal year 2013, had any relationship requiring disclosure by the Company as a related party transaction under Item 404 of Regulation S-K promulgated under the 1934 Act. No executive officer of the Company served on any board of directors or compensation committee of any other company for which any of the Company’s directors served as an executive officer at any time during fiscal 2012.

DIRECTOR COMPENSATION

During 2013, directors of the Company received an annual retainer, payable quarterly, of $50,000 and a fee of $2,000 for each meeting of the Board of Directors they attended.  The non-Executive Chairman of the Board of Directors received an additional annual retainer, payable quarterly of $125,000.  The Chairman of the Audit Committee, the Compensation Committee and the Corporation Governance and Nominating Committee received additional annual retainers payable quarterly of $15,000, $10,000 and $7,500, respectively.  Each member of the three committees received a fee of $2,000 for each committee meeting he attended.

Under the 2004 Stock Incentive Plan, the Board has the discretion to grant various types of equity-based awards to non-employee directors. During 2013, the Board did not grant any equity-based awards to directors.

 The following table shows the total compensation paid to the Company’s Corporation’s directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas B. Coleman	84,000	—	—	—	84,000
Charles A. Fribourg	96,000	—	—	—	96,000
Joel I. Picket	100,000	—	—	—	100,000
Ariel Recanati	100,000	—	—	—	100,000
Oudi Recanati	87,500	—	—	—	87,500
Thomas F. Robards	115,000	—	—	—	115,000
Jean-Paul Vettier	82,000	—	—	—	82,000
Michael J. Zimmerman	223,000	—	—	—	223,000

(1)	Consists of annual Board fees, annual Board Chairman and annual Chairman of the Audit, Compensation and Corporate Governance and Nominating Committees fees, and Board and Committee meeting fees.

181	Overseas Shipholding Group, Inc.

The table below shows for each non-employee director the aggregate number of shares of common stock of the Company underlying unexercised options at December 31, 2013. All options were fully exercisable at December 31, 2013. At December 31, 2013, each non-employee director held 6,267 unvested restricted stock units. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company upon such non-employee director’s termination of service as a Board member. One-quarter of the restricted stock units vest on each of (i) the earlier of (a) the first anniversary of the grant date and (b) the next annual meeting of the Company’s stockholders and (ii) the second, third and fourth anniversaries of the grant date provided that if a non-employee director ceases to be a director on or after the first vesting date for any reason other than for Cause the non-employee director automatically vests in the remaining unvested restricted stock units. The restricted stock units have no voting rights, may not be transferred or otherwise disposed while the holder is a director and pay dividends in the form of additional restricted stock units at the same time dividends are paid on the common stock in an amount equal to the result obtained by dividing (i) the product of (x) the amount of units owned by the holder on the record date for the dividend on the common stock times (y) the dividend per share on the common stock by (ii) the closing price of a share of common stock on the payment date for the dividend on the common stock, which restricted stock units vest immediately upon payment.

Name	Number of Securities Underlying Unexercised Options
Thomas B. Coleman	1,000
Charles A. Fribourg	1,000
Joel I. Picket	1,000
Ariel Recanati	1,000
Oudi Recanati	1,000
Thomas F. Robards	7,500
Jean-Paul Vettier	7,500
Michael J. Zimmerman	1,000

Director Stock Ownership Guidelines

The Company encourages stock ownership by directors in order to more strongly align interests of directors with the long-term interests of the Company’s stockholders. To further stock ownership by directors, the Board believes that regular grants of equity compensation should be a significant component of director compensation. The Corporate Governance Guidelines provide that each non-management director is expected to own shares of common stock (including restricted stock units convertible into shares of common stock and stock option holdings) with a market value of at least five times his or her annual base cash retainer (currently a minimum total market value of $225,000). New non-management directors have five years to achieve this target ownership threshold. Directors serving in March 2010, the time this ownership requirement was first adopted, had until March 2013 to achieve this target ownership level. On April 9, 2013, the Board waived these guidelines in view of the significant decrease in the price of the Company’s common stock and the Company’s Chapter 11filing.

182	Overseas Shipholding Group, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

INFORMATION AS TO STOCK OWNERSHIP

Set forth below are the names and addresses of those persons, other than directors of the Company,  that are known by the Company  to have been “beneficial owners” (as defined in Rule 13d-3 of the Exchange Act) of more than 5% of the outstanding shares of the Company’s Common Stock, as reported to the Company and the SEC.

Name and Address	Number of Shares Beneficially Owned*	Percent of Class*
Donald Smith & Co., Inc.(1)(8) 152 West 57th Street New York, New York 10019	4,165,056	13.6%
Mrs. Diane Recanati(2)(3) 944 Fifth Avenue New York, New York 10021	3,872,314	12.6	**%
Mr. Leon Recanati(2)(4) Medinat Hayehudim Street 85 Herzelia Pituah, Israel	3,872,314	12.6	**%
Mr. Michael Recanati(2)(5) 641 Lexington Avenue, Suite 1512 New York, New York 10022	3,888,682	12.7	**%
Mrs. Yudith Yovel Recanati(2)(6) 64 Kaplan Street Herzliya, Israel	3,872,314	12.6	**%

Dimensional Fund Advisors LP(7)(8) Palisades West, Building One 6300 Bee Cave Road Austin, Texas, 78746	1,749,160	5.7%

*	Unless otherwise stated in the notes to this table, the share and percentage ownership information presented is as of February 14, 2014.

**	Messrs. Oudi Recanati, Ariel Recanati, Michael Recanati and Leon Recanati, Mrs. Diane Recanati and Mrs. Yudith Yovel Recanati all share the power to vote 3,820,168 shares subject to the First Amendment to the Amended and Restated Stockholders Agreement dated as of December 18, 2003 among members of, or trusts for the benefit of members of, the Recanati family, as amended (the “Stockholders Agreement”). All of these persons also share the power to vote and dispose of the 52,146 shares owned by the Recanati Foundation. All of the shares that are subject to the Stockholders Agreement or owned by the Recanati Foundation are listed as beneficially owned by each of the foregoing persons in this table and are included in calculating such person’s ownership percentage. The share and percentage ownership information for these persons is as of February 14, 2014.

(1)	As of December 31, 2013, Donald Smith & Co., Inc. (“DSC”) had sole dispositive power over all of these shares and sole voting power over 1,655,671 of these shares. DSC, in its capacity as investment advisor, may be deemed to beneficially own 4,165,056 shares of Common Stock of the Company which are held by clients of DSC. The following partnership and individuals may be deemed to constitute a group with DSC with respect to all of these shares and have the sole voting power over the shares listed next to their names: Donald Smith Long/Short Equities Fund, L.P. – 10,390, Donald Smith – 1,065,185, Richard Greenberg – 76,035, Kamal Shah – 4,618, Jon Hartsel – 40,700, Velin Mezinev – 2,150, Rolf Heitmeyer – 10,000 and John Piermont – 10,000.

(2)	Mrs. Diane Recanati is the mother of Messrs. Oudi Recanati, a director of the Company, and Michael Recanati, the aunt of Mr. Ariel Recanati, a director of the Company, and the aunt of Mr. Leon Recanati and Mrs. Yudith Yovel Recanati, who are brother and sister.

183	Overseas Shipholding Group, Inc.

(3)	Includes 3,820,168 shares subject to the Stockholders Agreement, as to which she may be deemed to share the power to vote (she shares the power to dispose of these shares with Messrs. Oudi Recanati and Michael Recanati). Also includes 52,146 shares held by the Recanati Foundation, which Mrs. Recanati may be deemed to share the power to vote and dispose of by virtue of her position as a director of the Recanati Foundation.
(4)	Includes 3,820,168 shares subject to the Stockholders Agreement, as to which Mr. Leon Recanati may be deemed to share the power to vote (he shares the power to dispose of only 3,300,293 of these shares); and 52,146 shares which he may be deemed to share the power to vote and dispose of by virtue of his position as a director of the Recanati Foundation.
(5)	Includes 3,820,168 shares subject to the Stockholders Agreement, as to which Mr. Michael Recanati may be deemed to share the power to vote and dispose; and 52,146 shares which he may be deemed to share the power to vote and dispose of by virtue of his position as a director of the Recanati Foundation.
(6)	Includes 3,820,168 shares subject to the Stockholders Agreement, as to which Mrs. Yudith Yovel Recanati may be deemed to share the power to vote (she shares the power to dispose of only 3,300,293 of these shares); and 52,146 shares which she may be deemed to share the power to vote and dispose of by virtue of her position as a director of the Recanati Foundation.
(7)	As of December 31, 2013, Dimensional Fund Advisors LP had the sole dispositive power over all of these shares and sole voting power over 1,722,509 of these shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(8)	The information with respect to this beneficial ownership is based on such beneficial owner’s filings with the SEC.

Directors:

The following table sets forth the amount and percentage of the Company’s Common Stock of which each director, and all directors and executive officers of the Company as a group, were the “beneficial owners” (as defined in Rule 13d-3 of the Exchange Act) and the number of restricted stock units held by each director as of February 14, 2014 and as reported to the Company.

Name	Shares of Common Stock Beneficially Owned (a)		Percentage of Common Stock Beneficially Owned	Number of Restricted Stock Units Held (b)
Oudi Recanati	3,882,855	(c)	12.6%	20,378
Thomas B. Coleman	50,338	(d)	0.2%	20,378
Charles A. Fribourg	858,060	(e)	2.7%	20,378
Joel I. Picket	2,000	(f)	-	20,378
Ariel Recanati	3,873,314	(g)	12.6%	20,378
Thomas R. Robards	8,500	(h)	-	19,098
Jean-Paul Vettier	8,083	(h)	-	17,836
Michael J. Zimmerman	855,891	(i)	2.8%	20,378
All directors and executive officers as a group (14 persons)	5,230,564	(j)	16.8%	159,202

(a)	Includes the shares of Common Stock issuable within 60 days of February 14, 2014 upon the exercise of all options owned by the applicable stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

184	Overseas Shipholding Group, Inc.

(b)	Reflects restricted stock units held by the applicable non-employee director on February 14, 2014. The restricted stock units have no voting rights, may not be transferred and convert into an equal number of shares of common stock when the director ceases to be a member of the Board for any reason other than for Cause.

(c)	Includes 3,820,168 shares as to which Mr. Oudi Recanati may be deemed to share the power to vote and dispose of under a stockholders agreement, dated as of December 18, 2003, among members of the Recanati family, as amended (the “Stockholders Agreement”), and 52,146 shares as to which Mr. Oudi Recanati may be deemed to share the power to vote and dispose of by virtue of his positions as an officer and director of the Recanati Foundation. Also includes 1,000 shares of Common Stock issuable upon the exercise of stock options.

(d)	Includes 1,000 shares of Common Stock issuable upon the exercise of stock options.

(e)	Includes 835,891 shares of Common Stock owned through an entity of which Mr. Fribourg is a director and has an ownership interest, 7,058 shares owned by Mr. Fribourg’s wife and 1,000 shares of Common Stock issuable upon the exercise of stock options. Mr. Fribourg disclaims beneficial ownership of the shares owned through the entity except to the extent of his pecuniary interest in these shares and disclaims beneficial ownership of the shares owned by his wife.

(f)	Includes 1,000 shares of Common Stock issuable upon the exercise of stock options.

(g)	Includes 3,820,168 shares of Common Stock as to which Mr. Ariel Recanati may be deemed to share the power to vote pursuant to the Stockholders Agreement (he may be deemed to share the power to dispose of only 3,300,293 of these shares); and 52,146 shares as to which Mr. Ariel Recanati may be deemed to share the power to vote and dispose of by virtue of his position as a director of the Recanati Foundation. Also includes 1,000 shares of Common Stock issuable upon the exercise of stock options.

(h)	Includes 7,500 shares of Common Stock issuable upon the exercise of stock options.

(i)	Includes 835,891 shares of Common Stock owned through an entity for which Mr. Zimmerman is Vice Chairman and 1,000 shares of Common Stock issuable upon the exercise of stock options. Mr. Zimmerman disclaims beneficial ownership of the shares owned through such entity.

(j)	Includes 399,728 shares of Common Stock issuable upon the exercise of stock options. See Notes (c) through (i) above.

185	Overseas Shipholding Group, Inc.

Executive Officers

The following table sets forth the amount and percentage of the Company’s Common Stock which was “beneficially owned” (as defined in Rule 13d-3 of the Exchange Act) by the Named Executive Officers listed in the Summary Compensation Table in Item 11 of this Annual Report, as of February 14, 2014 and as reported to the Company.

Name	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Robert E. Johnston	160,675	(1)	0.5%
Lois K. Zabrocky	104,613	(2)	0.3%
Ian T. Blackley	87,070	(3)	0.3%
James I. Edelson	78,144	(4)	0.3%
Henry P. Flinter	33,765	(5)	0.1%
Morten Arntzen	0		-
Myles R. Itkin	0		-

(1)	Includes 116,027 shares of Common Stock issuable upon the exercise of stock options.
(2)	Includes 88,901 shares of Common Stock issuable upon the exercise of stock options.
(3)	Includes 71,438 shares of Common Stock issuable upon the exercise of stock options.
(4)	Includes 68,597 shares of Common Stock issuable upon the exercise of stock options.
(5)	Includes 17,353 shares of Common Stock issuable upon the exercise of stock options.

186	Overseas Shipholding Group, Inc.

The following table provides information as of December 31, 2013 with respect to the Company’s equity compensation plans, all of which have been approved by the Company’s shareholders:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	680,956	$39.48	3,312,556	*
*          Consists of 3,308,707 shares eligible to be granted under the Company’s 2004 stock incentive plan and 3,849 shares eligible to be purchased pursuant to the Company’s 2000 Employee Stock Purchase Plan.

See also Item 14 below.

187	Overseas Shipholding Group, Inc.

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

Policies and Procedures for Approval of Related Party Transactions.

Related party transactions may present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. The Company’s Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to disclose fully all the relevant facts to the Company’s legal department. In addition to this reporting requirement, to identify related party transactions, each year the Company submits and requires its directors and executive officers to complete Director and Officer questionnaires identifying any transactions with the Company in which the director or officer has an interest. Management and the legal department carefully review the terms of all related party transactions. Management reports to the Board on all proposed related party transactions with directors and executive officers. Upon the presentation of a proposed related party transaction to the Board, the related party (if such related party is a director) is excused from participation and voting on the matter. In deciding whether to approve the related party transaction, the Board determines whether the transaction is on terms that could be obtained in an arm’s length transaction with an unrelated third party. If the related party transaction is not on such terms, it will not be approved.

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

The Company and Maritime Overseas Corporation (“MOC”), a private family management company whose President is Mr. Ariel Recanati, a director of the Company, were parties to a sublease pursuant to which the Company subleased to MOC approximately 2,850 square feet of office space at the Company’s former New York offices at 666 Third Avenue. The sublease, which began at the end of January 2007 and was scheduled to expire in February 2012, was extended until December 2020, the expiration date of the Company’s lease. The annual rent was approximately $139,000, plus additional rent for increases in real estate taxes, operating expenses and electricity.

188	Overseas Shipholding Group, Inc.

In connection with the Chapter 11 Cases, the Company rejected the Company’s lease of its New York offices effective June 30, 2013 and, accordingly, also rejected its sublease of office space to MOC effective June 30, 2013, which rejection terminated the sublease. MOC has filed claims against the Company in the Bankruptcy proceeding for (i) return of MOC’s security deposit under the sublease of approximately $31,000 and (ii) damages of at least $360,000 resulting from the rejection of the sublease.

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

Mr. John J. Ray III was appointed by the Board as Chief Reorganization Officer (“CRO”) of the Company effective as of November 14, 2012. In connection with the appointment of Mr. Ray, the Company entered into an engagement letter agreement dated November 1, 2012 (the “Engagement Letter”) with Greylock Partners, LLC (“Greylock Partners”) for Greylock Partners to provide the Company with financial and reorganization consulting services. Mr. Ray is a Senior Managing Director and founder of Greylock Partners. None of the entities with which Mr. Ray has been principally occupied or employed over the five years prior to Mr. Ray’s appointment as CRO is or was a parent, subsidiary or other affiliate of the Company.

The Engagement Letter provides that the Company will pay to Greylock Partners hourly fees for services provided by individuals employed by Greylock Partners. The Company also will reimburse Greylock Partners for reasonable expenses incurred in connection with provision of its services to the Company. The Company paid Greylock Partners fees of $14,771,139 for services rendered to the Company for 2013. Either the Company or Greylock Partners may terminate the Engagement Letter upon 30 days’ notice. Mr. Ray is not an employee of the Company as his services are provided by Greylock Partners as an independent contractor. Mr. Ray is afforded indemnification by the Company and is provided coverage under the Company’s director and officer insurance policies

189	Overseas Shipholding Group, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed PricewaterhouseCoopers as independent registered public accounting firm for the Company and its subsidiaries for the year 2013. PricewaterhouseCoopers LLP, a well-known and well qualified firm of public accountants, has served as the independent registered public accounting firm of the Company for the past four years.

Audit Fees. Audit fees incurred by the Company to PricewaterhouseCoopers LLP in 2013 and 2012 for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012, the review of the financial statements included in the Company’s Forms 10-Q, Sarbanes-Oxley Section 404 attestation procedures, expenses incurred related to the performance of the services noted above, statutory financial audits for certain of the Company’s subsidiaries prepared in accordance with the Company’s development of a plan of reorganization, bankruptcy case administration and preparation of periodic fee applications, as well as those services that only the independent registered public accounting firm reasonably could have provided and services associated with documents filed with the SEC and other documents issued in connection with securities offerings, were $5,259,589 and $4,426,421, respectively.

Audit-Related Fees. Audit-related fees incurred by the Company to PricewaterhouseCoopers LLP in 2012 for matters related to public offerings and accounting consultations related to accounting, financial reporting or disclosure matters, not classified as “Audit services,” were $138,100. There were no audited-related fees incurred by the Company to PricewaterhouseCoopers LLP in 2013.

Tax Fees.

(a)	Tax Compliance Fees. Total fees incurred by the Company to PricewaterhouseCoopers LLP in 2012 for tax compliance and preparation of domestic and foreign tax returns for the Company and its U.S. subsidiaries were $577,189. The Company incurred fees of approximately $22,000 in 2012 to PricewaterhouseCoopers LLP for preparation of foreign tax returns. There were no tax compliance fees incurred by the Company to PricewaterhouseCoopers LLP in 2013.
(b)	Other Tax Fees. Total fees incurred by the Corporation to PricewaterhouseCoopers LLP in 2012 for tax services other than tax compliance and preparation of tax returns, such as tax advice, planning or consulting were $51,405. There were no other tax fees incurred by the Company to PricewaterhouseCoopers LLP in 2013.

All Other Fees. Total other fees incurred by the Company to PricewaterhouseCoopers LLP in 2013 and 2012 were $182,172 and $3,900, respectively.

The Audit Committee considered whether the provision of services described above under “Tax Compliance Fees”, “Other Tax Fees” and “All Other Fees” are compatible with maintaining PricewaterhouseCoopers LLP’s independence. The Company does not believe that any reasonable concerns about the objectivity of PricewaterhouseCoopers LLP in conducting the audit of the Company’s financial statements are raised as a result of the fees paid for non-audit-related services in 2013 (all of which were for services associated with providing assistance to the Company in meeting bankruptcy reporting requirements).

The Audit Committee has established policies and procedures for pre-approving audit and permissible non-audit work performed by its independent registered public accounting firm. As set forth in the pre-approval policies and procedures, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee.

190	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011..

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

4(b)(2)	Form of Debt Security of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).

191	Overseas Shipholding Group, Inc.

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

*10(iii)(e)	Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

192	Overseas Shipholding Group, Inc.

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

*10(iii)(m)**	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer.

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

*10(iii)(p)	Letter agreement dated March 22, 2013 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2013 and incorporated herein by reference).

*10(iii)(q)
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

193	Overseas Shipholding Group, Inc.

*10(iii)(t)
Notice of Eligibility effective as of December 31, 2008 in favor of an executive officer (filed as Exhibit 10(iii)(p) to the Registrant’s Annual Report on Form 10-K for 2011 and incorporated herein by reference).

*10(iii)(u)
Notice of Eligibility effective as of May 24, 2010 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

*10(iii)(v)**	Notice of Eligibility effective as of December 31, 2008 in favor of an executive officer.

*10(iii)(w)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

*10(iii)(x)
Nonqualified Stock Option Agreement dated as of February 15, 2007 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

*10(iii)(y)
Restricted Unit Stock Award dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(z)
Nonqualified Stock Option Agreement dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(aa)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).

*10(iii)(bb)
Agreement dated September 11, 2006 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

*10(iii)(cc)
Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(dd)
Executive Performance Incentive Plan dated June 1, 2004 (filed on April 28, 2004 as Appendix B to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

10(iii)(ee)
Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference), as amended (Current Report on Form 8-K dated April 18, 2013 and incorporated herein by reference).

10(iii)(ff)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

*10(iii)(gg)	Form of Performance Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

*10(iii)(hh)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(ii)	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

194	Overseas Shipholding Group, Inc.

*10(iii)(jj)	Form of Performance Award Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(kk)
Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference).

*10(iii)(ll)	Severance Plan of the Registrant effective April 1, 2013 (filed as Exhibit 10 (iii)(jj) to the Registrant’s Annual Report on 10-K for 2012 and incorporated herein by reference).

**21	List of subsidiaries of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

195	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2014

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

Name	Date

/s/ ROBERT E. JOHNSTON	March 13, 2014
Robert E. Johnston, Principal
Executive Officer

/s/ IAN T. BLACKLEY	March 13, 2014
Ian T. Blackley, Principal
Financial Officer and
Principal Accounting Officer

/s/ Thomas B. Coleman	March 13, 2014
Thomas B. Coleman, Director

/s/ Charles A. Fribourg	March 13, 2014
Charles A. Fribourg, Director

/s/ Joel I. Picket	March 13, 2014
Joel I. Picket, Director

/s/ Ariel Recanati	March 13, 2014
Ariel Recanati, Director

/s/ Oudi Recanati	March 13, 2014
Oudi Recanati, Director

/s/ Thomas F. Robards	March 13, 2014
Thomas F. Robards, Director

/s/ Jean-paul vettier	March 13, 2014
Jean-Paul Vettier, Director

/s/ Michael J. Zimmerman	March 13, 2014
Michael J. Zimmerman, Director

196	Overseas Shipholding Group, Inc.