Form 10-K/A
period 2013-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2014-04-11
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________.

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

As of March 3, 2014, 30,677,595 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 13, 2014 (the “Form 10-K”), is solely to add Schedule I – Condensed Financial Information of Parent Company, which was omitted from Part IV, Item 15 in the Original Filing. In addition, as further required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains certifications (the “Certifications”) by our principal executive officer and principal financial officer, filed as exhibits hereto.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,508	$318,201
Other receivables	3,988	67
Prepaid expenses and other current assets	6,980	4,068
Total Current Assets	191,476	322,336
Investments in affiliated companies and subsidiaries	1,828,307	2,366,464
Pre and post-petition intercompany loans and accrued interest receivables	53,169	50,692
Pre-petition intercompany receivables	355,682	332,210
Post-petition intercompany receivables	32,704	25,233
Other assets	9,168	9,146
Total Assets	$2,470,506	$3,106,081

LIABILITIES AND (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$14,438	$7,836
Deferred income taxes	-	25,900
Income taxes payable, including reserve for uncertain tax positions of $234,623 and $326,121	255,987	329,922
Total Current Liabilities	270,425	363,658
Reserve for uncertain tax positions	26,585	17,067
Deferred income taxes	369,942	346,620
Post-petition intercompany payables	13,327	12,358
Liabilities subject to compromise	1,850,474	1,832,132
Total Liabilities	2,530,753	2,571,835

(DEFICIT)/EQUITY:
Common stock	44,291	44,291
Paid-in additional capital	413,753	414,411
Retained earnings	386,250	1,024,480
	844,294	1,483,182
Cost of treasury stock	(835,197)	(835,155)
	9,097	648,027
Accumulated other comprehensive loss	(69,344)	(113,781)
Total (Deficit)/Equity	(60,247)	534,246
Total Liabilities and (Deficit)/Equity	$2,470,506	$3,106,081

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2013	2012	2011

Operating Expenses
General and administrative	$7,096	$14,965	$6,166
Total Operating Expenses	7,096	14,965	6,166
Equity in loss of affiliated companies and subsidiaries	585,355	381,989	127,252
Operating Loss	(592,451)	(396,954)	(133,418)
Other income	2,519	2,124	489
Loss before interest expense, reorganization items and income taxes	(589,932)	(394,830)	(132,929)
Interest expense	-	(78,425)	(66,967)
Loss before reorganization items and income taxes	(589,932)	(473,255)	(199,896)
Reorganization items, net	(68,315)	(8,558)	-
Loss before income taxes	(658,247)	(481,813)	(199,896)
Income tax benefit/(provision)	20,017	1,699	(1,467)
Net Loss	(638,230)	(480,114)	(201,363)

Other comprehensive income/(loss), net of tax:
Net change in unrealized holding losses on available-for-sale securities	(49)	15	(231)
Change in unrealized losses on cash flow hedges	39,674	5,617	(34,668)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	5	6	(29)
Net change in unrecognized prior service cost	(237)	1,731	(968)
Net change in unrecognized actuarial losses	5,044	(1,843)	(6,523)
Other comprehensive income/(loss)	44,437	5,526	(42,419)
Comprehensive Loss	$(593,793)	$(474,588)	$(243,782)

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2013	2012	2011

Cash Flows from Operating Activities:
Net cash used in operating activities	$(137,651)	$(31,299)	$(2,077)

Cash Flows from Investing Activities:
Increase in loans receivable from subsidiaries	-	(50,000)	-
Distributions from affiliated companies	-	-	205
Net cash (used in)/provided by investing activities	-	(50,000)	205

Cash Flows from Financing Activities:
Purchases of treasury stock	(42)	(307)	(920)
Issuance of debt, net of issuance costs and deferred financing costs	-	375,000	89,460
Payments on debt	-	-	(22,040)
Cash dividends paid	-	-	(46,875)
Issuance of common stock upon exercise of stock options	-	70	638
Net cash (used in)/provided by financing activities	(42)	374,763	20,263

Net increase/(decrease) in cash and cash equivalents	(137,693)	293,464	18,391
Cash and cash equivalents at beginning of year	318,201	24,737	6,346
Cash and cash equivalents at end of year	$180,508	$318,201	$24,737

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE A — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Overseas Shipholding Group, Inc. (the “Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. These condensed financial statements and related notes have been prepared in accordance with Rule 12.04, Schedule I of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Overseas Shipholding Group, Inc., and subsidiaries (collectively, the “Company”).

The Parent owns 100% of OSG Bulk Ships, Inc. (“OBS”), which is incorporated in New York State, OSG Financial Corp., which is incorporated in Delaware, OSG Ship Management, Inc., which is incorporated in Delaware, and Edindun Shipping Corporation, which is incorporated in the Marshall Islands . The Parent also owns directly 87.46% and indirectly 12.54% of OSG International, Inc. (“OIN”), which is incorporated in the Marshall Islands. OIN and OBS and their subsidiaries own and operate fleets of oceangoing vessels engaged in the transportation of crude oil and refined petroleum products in the international markets and the U.S. Flag trades.

NOTE B — BANKRUPTCY FILING AND GOING CONCERN

Chapter 11 Filing

On November 14, 2012 (the “Petition Date”), the Parent and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). These cases are being jointly administered under the caption In re Overseas Shipholding Group, Inc. et al., Case No. 12 – 20000 (PJW) (the “Chapter 11 Cases”). Certain subsidiaries and affiliates of the Parent (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases. The Debtors will continue to operate their businesses as “debtors-in-possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate their businesses in the ordinary course of business.

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

The Debtors have filed a plan of reorganization with the Bankruptcy Court. Motions and related pleadings were heard at a hearing on March 7, 2014. The reorganization plan is subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court.

Going Concern and Financial Reporting

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Parent’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Parent’s ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that the Parent will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

The Parent’s ability to continue as a going concern is contingent upon, among other things, its ability to (i) develop a plan of reorganization and obtain required creditor acceptance and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources sufficient to meet the Parent’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Parent may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the condensed financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in the Parent’s capitalization, or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization (the “Plan”) would likely cause material changes to the amounts currently disclosed in the condensed financial statements. Further, the Plan could materially change the amounts and classifications reported in the condensed historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying condensed financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Parent be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Parent was required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, effective on November 14, 2012, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the condensed statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note C, “Debt,” the revolving loan facilities and the Senior Notes are unsecured. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility and the Unsecured Senior Notes the instruments are classified as Liabilities Subject to Compromise in the Parent’s condensed balance sheet. The Parent will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE C—DEBT:

Debt, which is a component of liabilities subject to compromise on the condensed balance sheets, consists of the following:

	As of December 31,
Debt classified as liabilities subject to compromise	2013	2012
Unsecured revolving credit facility	$1,272,000	$1,272,000
8.125% notes due 2018, net of unamortized discount of $2,898 and $2,898	297,102	297,102
7.50% notes due 2024	146,000	146,000
8.75% notes due 2013, net of unamortized discount of $11 and $11	63,592	63,592
	$1,778,694	$1,778,694

Unsecured Revolving Credit Facility and Related Party Loan Agreements

In 2006, the Company entered into a $1,800,000 seven-year Unsecured Revolving Credit Facility with a group of banks, which was scheduled to mature on February 8, 2013. OSG, OBS and OIN are co-obligors (together, the “Borrowers”) on a joint and several basis for amounts drawn under this credit facility.

In accordance with the Company’s central treasury policies, the Parent made draw-downs under the Unsecured Revolving Credit Facility and transferred funds to OIN under two related party revolving credit agreements to meet OIN’s operating and capital expenditure requirements. One of the agreements, an unsecured revolving credit agreement dated December 20, 2011 provides a maximum availability of $300,000 and matures on December 19, 2014. A second agreement, a secured revolving credit agreement dated November 8, 2012, provides a maximum availability of $150,000 and matures on December 31, 2014, (the unsecured and secured related party agreements collectively, the “Related Party Loan Agreements”). Borrowings under the unsecured related party agreement bear interest at a base rate defined as the 110% of the quarterly short-term Applicable Federal Rate in Table 1 (“AFR”) plus a margin of 1% up to February 8, 2013 and 3% thereafter. Borrowings under the secured related party agreement bear interest at a base rate defined as the AFR plus a margin of 4.5%.

As of December 31, 2013 and 2012, the Company had $1,489,000 outstanding under the Unsecured Revolving Credit Facility, of which $217,000 had been transferred to OIN under the Related Party Loan Agreements, including $142,000 through the unsecured related party agreement and $75,000 through the secured related party agreement. The secured related party agreement is collateralized by certain of OIN’s current and future receivables, general intangibles and other assets.

As OIN is a joint and several co-obligor of the Unsecured Revolving Credit Facility, the $217,000 co-borrower obligation for funds transferred to OIN under the Related Party Loan Agreements, is not included in the above table.

As the Parent is a joint and several co-obligor of the Unsecured Revolving Credit Facility, the Bankruptcy Court may approve an allowable claim against the Parent up to the outstanding indebtedness of $1,489,000. The Parent cannot at this time provide reasonable assurance relating to the amount, if any, that may ultimately be approved as an allowable claim by the Bankruptcy Court. Accordingly, the Parent condensed financial statements as of December 31, 2013 and 2012 do not include any amounts related to the Unsecured Revolving Credit Facility in excess of the $1,272,000 co-borrower obligation described above. The ultimate determination by the Bankruptcy Court could materially change the amounts currently reflected in these condensed financial statements.

See Note 11, “Debt,” of the notes to the consolidated financial statements of the Company for additional information relating to the Parent’s debt.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE D—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	For the years ended December 31,
	2013	2012	2011
General and administrative expenses reimbursed to/(by) subsidiaries
OSG Ship Management, Inc.	$22,398	$16,408	$15,371
OSG International, Inc.	(22,542)	(24,817)	(20,855)
Net reduction in general and administrative expenses	$(144)	$(8,409)	$(5,484)

	For the year ended December 31,
	2013	2012	2011
Equity in loss/(earnings) of investments in affiliated companies and subsidiaries
OSG Bulk Ships, Inc.	$(116,188)	$(132,627)	$(54,566)
OSG Financial Corp.	171	(62)	(1,469)
OSG International, Inc. (1)	666,690	484,389	150,343
OSG Ship Management, Inc.	34,467	29,599	32,944
Tankers International L.L.C. (2)	215	690	-
	$585,355	$381,989	$127,252

(1)	The equity in the loss of OSG International, Inc. includes both the 87.46% owned directly by the Parent and the 10.46% owned by Edindun Shipping Corporation, 2.05% owned by OSG Bulk Ships, Inc. and 0.03% owned by OSG Ship Management, Inc.

(2)	A joint venture in which the Parent owns a 45.5% interest.

	For the years ended December 31,
	2013	2012	2011
Interest income on intercompany loans receivable
OSG Bulk Ships, Inc.	$2,477	$350	$-
OSG International, Inc.	-	1,746	-
	$2,477	$2,096	$-

Interest income on intercompany loans receivable is included in other income in the statements of operations and comprehensive loss. See below for a description of the terms of the intercompany loans.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

	As of December 31,
	2013	2012
Pre and post-petition intercompany loans and accrued interests receivable
OSG Bulk Ships, Inc.	$52,826	$50,349
OSG International, Inc.	343	343
	$53,169	$50,692

In accordance with the Parent’s central treasury policies, the Parent transferred funds to OBS under a related party revolving credit agreement to meet OBS’s operating and capital expenditure requirements. This agreement is a secured revolving credit agreement dated November 8, 2012, which provides a maximum availability of $150,000 and matures on December 31, 2014 (the “OBS Loan Agreement”). The OBS Loan Agreement is collateralized by certain of OBS’s equity interests in its subsidiaries. Borrowings under the OBS Loan Agreement bear interest at a base rate defined as the 110% of the quarterly short-term Applicable Federal Rate in Table 1 plus a margin of 4.5%. The $50,000 balance outstanding under the OBS Loan Agreement as of both December 31, 2013 and 2012 is reflected as a pre and post-petition intercompany loan receivable in the above table.

As a result of the Bankruptcy Court’s Final Order Pursuant to 11 U.S.C. §§ 105(a), 363(c) (1), 364(c) and 503(b) (1), and Fed. R. Bankr. P. 6003: (A) Approving the continued use of the cash management system, bank accounts and business forms; (B) Permitting continued intercompany transactions and transfers and granting liens, claims and other relief in connection therewith; and (C) Authorizing banks to honor certain transfers and charge certain fees and other amounts, $50,000 outstanding on November 14, 2012 under the OBS Loan Agreement was considered to be repaid and re-borrowed on a post-petition basis under the OBS Loan Agreement.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

	As of December 31,
Pre-petition intercompany receivables	2013	2012
Crown Tanker Corporation*	$18	$18
First Shipco Inc.*	4,632	4,632
International Seaways, Inc.*	5,818	5,818
OSG America Operating Company LLC**	106	106
OSG Bulk Ships, Inc.	76,881	55,319
OSG International, Inc.	146,420	144,016
OSG Lightering LLC*	471	471
OSG Lightering Services Inc.*	313	807
OSG New York, Inc.*	110	110
OSG Overseas Ship Management (Canada) Inc.*	4	4
OSG Ship Management (GR) Ltd.*	1,881	1,881
OSG Ship Management (UK) Ltd.*	2,725	2,725
OSG Ship Management Asia Pacific Pte. Ltd.*	356	356
OSG Ship Management, Inc.	240	240
OSG Tankers (UK) Ltd.*	435	435
Overseas ST Holding LLC**	115,235	115,235
Africa Tanker Corporation*	37	37
	$355,682	$332,210

	As of December 31,
	2013	2012
Post-petition intercompany balances receivable
OSG International, Inc.	$27,528	$25,106
OSG Lightering LLC*	119	-
OSG Overseas Ship Management (Canada) Inc.*	2	-
OSG Ship Management (GR) Ltd.*	86	-
OSG Ship Management (UK) Ltd.*	166	-
OSG Ship Management Asia Pacific Pte. Ltd.*	82	-
OSG Ship Management, Inc.	4,622	127
OSG Tankers (UK) Ltd.*	99	-
	$32,704	$25,233

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

	As of December 31,
	2013	2012
Pre-petition intercompany payables included in liabilities subject to compromise
Eighth Aframax Tanker Corporation*	$11	$11
First Pacific Corporation*	672	672
OSG CNG Transportation Corporation*	72	72
OSG Financial Corp.	8,672	8,672
OSG International, Inc.	26	26
OSG Ship Management, Inc.	35,351	21,095
OSG Ship Management Manila, Inc.*	20	20
Seventh Aframax Tanker Corporation*	11	11
	$44,835	$30,579

	As of December 31,
	2013	2012
Post-petition intercompany payables
OSG America Operating Company LLC**	$227	$-
OSG Bulk Ships, Inc.	13,100	206
OSG Ship Management, Inc.	-	12,152
	$13,327	$12,358

  * Subsidiary of OSG International, Inc.

** Subsidiary of OSG Bulk Ships, Inc.

NOTE E — GUARANTEES:

The Parent is a guarantor under two secured loan agreements: (i) a term loan facility dated August 10, 2009 (as amended) among various Debtor operating subsidiaries of OIN as borrowers, and the Export-Import Bank of China (“CEXIM”), as agent, which matures in 2023; and (ii) a term loan facility dated as of August 28, 2008 (as amended) among various Debtor operating subsidiaries of OIN as borrowers, the Parent, OBS and OIN as joint and several guarantors, and Danish Ship Finance(“DSF”), as agent and security trustee, which matures in 2020. The outstanding principal balances under the CEXIM term loan facility as of December 31, 2013 and 2012 were $302,585 and $311,751, respectively. The outstanding principal balances under the DSF term loan facility as of December 31, 2013 and 2012 were $263,371 and $266,936, respectively. See Note 11, “Debt,” of the notes to the consolidated financial statements of the Company for additional information relating to the secured term loans.

Africa Tanker Corporation, a subsidiary of OIN, has a 50% investment in a joint venture that owns and operates two Floating, Storage and Offloading (“FSO”) Service Vessels. The joint venture has secured bank financing, for which the joint venture partners severally issued guarantees. The Parent’s several guarantee is for 50% of such joint venture debt outstanding, which was $196,500 and $246,326 as of December 31, 2013 and 2012, respectively. See Note 8, “Equity Method Investments” of the notes to the consolidated financial statements of the Company for additional information relating to the FSO joint venture.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

Between December 2012 and April 2013, the Bankruptcy Court issued orders approving OIN subsidiaries’ rejection of leases on 25 chartered-in International Flag vessels. OIN subsidiaries entered into new charter agreements with the owners of eight of these vessels (seven Handysize Product Carriers and one Aframax), which lease agreements were assumed as amended pursuant to orders of the Bankruptcy Court, at lower rates. One Suezmax and one International Flag Handysize Product Carrier were redelivered to owners in December 2012. An additional fifteen vessels (one Suezmax, one Aframax, two Panamax Product Carriers and eleven Handysize Product Carriers) were redelivered to their owners during the four months ended April 30, 2013. OIN subsidiaries have recorded an aggregate reserve of $278,954 and $30,539 for estimated claims and expenses relating to such executory contracts as of December 31, 2013 and 2012, respectively. The Parent issued performance guarantees under such lease agreements. See Note 3, “Liabilities Subject to Compromise and Reorganization Items” and Note 17, “Leases” of the notes to the consolidated financial statements of the Company for additional information relating to the rejected leases. In addition, the Parent has issued performance guarantees under other lease agreements.

NOTE F — CONTINGENCIES:

See Note 23, “Contingencies,” of the notes to the consolidated financial statements of the Company for information with respect to the Parent’s contingencies.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors and Shareholders

of Overseas Shipholding Group, Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of Overseas Shipholding Group, Inc. referred to in our report dated March 13, 2014, which included a paragraph with respect to Overseas Shipholding Group, Inc.’s ability to continue as a going concern, appearing in the 2013 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 11, 2014

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

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)**	I – Condensed Financial Information of Parent Company All other schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

3(i)	Certificate of Incorporation of the Registrant, as amended to date (filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).

3(ii)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2006 and incorporated herein by reference).

4(a)(1)	Form of Indenture dated as of December 1, 1993 between the Registrant and The Chase Manhattan Bank (National Association) providing for the issuance of debt securities by the Registrant from time to time (filed as Exhibit 4(b)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(a)(2)	Resolutions dated December 2, 1993 fixing the terms of two series of debt securities issued by the Registrant under the Indenture (filed as Exhibit 4(b)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(a)(3)	Form of 8 3/4% Debentures due December 1, 2013 of the Registrant (filed as Exhibit 4(b)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4(b)(1)	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4(b)(2)	Form of Debt Security of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).

4(c)(1)	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(c)(2)	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4(d)(1)	Credit Agreement dated as of February 9, 2006, among the Registrant, OSG Bulk Ships, Inc., OSG International, Inc., various lenders, DnB NOR Bank ASA, New York Branch (“DnB”), as administrative agent, HSBC Securities (USA) Inc. (“HSBC”), as documentation agent, Citigroup Global Markets Limited (“Citigroup”) and Nordea Bank Finland, Plc, New York branch (“Nordea”), as bookrunners, and Citigroup, DnB, HSBC and Nordea as lead arrangers (filed as Exhibit 4(e)(6) to the Registrant’s Annual Report on Form 10-K for 2005 and incorporated herein by reference).

4(d)(2)	Second Pooled Assignment and Amendment dated as of May 10, 2006 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and incorporated herein by reference).

NOTE: The Exhibits filed herewith do not include other instruments authorizing long-term debt of the Registrant and its subsidiaries in those cases in which the amounts authorized thereunder do not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

10(i)(a)	Exchange Agreement dated December 9, 1969 (including exhibits thereto) between the Registrant and various parties relating to the formation of the Registrant (the form of which was filed as Exhibit 2(3) to Registration Statement No. 2-34124 and incorporated herein by reference).

10(i)(b)	Form of Additional Exchange Agreement to which Section 2.02 of Exhibit 10(i)(a) hereto refers (filed as Exhibit 2(4) to Registration Statement No. 2-34124 and incorporated herein by reference).

*10(iii)(a)	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(b)	1998 Stock Option Plan adopted for employees of the Registrant and its affiliates (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

*10(iii)(c)	Amendment to the 1998 Stock Option Plan adopted for employees of the Registrant and its affiliates (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

*10(iii)(d)	1999 Non-Employee Director Stock Option Plan of the Registrant (filed as Exhibit 10(e)(4) to the registrant’s Annual Report on Form 10-K for 1998 and incorporated herein by reference), as amended by Amendment No. 1 dated May 31, 2004 (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

*10(iii)(e)	Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(f)	Second Amended and Restated Change of Control Agreement dated October 12, 2011 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(g)	Form of Director and Officer Indemnity Agreement for the directors and officers of the Registrant (filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

*10(iii)(h)	2004 Stock Incentive Plan of the Registrant as amended and restated as of June 14, 2012 (filed on April 30, 2012 as Appendix A to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference).

*10(iii)(i)	Amended and Restated Change of Control Protection Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(j)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(k)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(l)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 1, 2012 and incorporated herein by reference).

*10(iii)(m)	Amended and Restated Change of Control Agreement dated as of January 1, 2012 with an executive officer.

*10(iii)(n)	Retention Bonus Agreement dated as of June 15, 2012 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2012 and incorporated herein by reference).

*10(iii)(o)	Retention Bonus Agreement dated as of June 15, 2012 with an executive officer (filed as Exhibit 10.2 to the Registrants Current Report on Form 8-K dated June 14, 2012 and incorporated herein by reference).

*10(iii)(p)	Letter agreement dated March 22, 2013 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2013 and incorporated herein by reference).

*10(iii)(q)	Severance Protection Plan of the Registrant effective January 1, 2006 as amended and restated as of December 31, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 31, 2008 and incorporated herein by reference).

*10(iii)(r)	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(s)	Notice of Eligibility effective as of January 27, 2006 in favor of an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 27, 2006 and incorporated herein by reference).

*10(iii)(t)	Notice of Eligibility effective as of December 31, 2008 in favor of an executive officer (filed as Exhibit 10(iii)(p) to the Registrant’s Annual Report on Form 10-K for 2011 and incorporated herein by reference).

*10(iii)(u)	Notice of Eligibility effective as of May 24, 2010 in favor of an executive officer (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 26, 2010 and incorporated herein by reference).

*10(iii)(v)	Notice of Eligibility effective as of December 31, 2008 in favor of an executive officer.

*10(iii)(w)	Form of Qualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 17, 2007 and incorporated herein by reference).

*10(iii)(x)	Nonqualified Stock Option Agreement dated as of February 15, 2007 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference).

*10(iii)(y)	Restricted Unit Stock Award dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(z)	Nonqualified Stock Option Agreement dated October 12, 2011 between Registrant and an executive officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 12, 2011 and incorporated herein by reference).

*10(iii)(aa)	Form of Restricted Stock Unit (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2007 and incorporated herein by reference).

*10(iii)(bb)	Agreement dated September 11, 2006 with an executive officer (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

*10(iii)(cc)	Enhanced Severance Plan for Employees Level 21-23 effective as of January 1, 2009 (filed as Exhibit 10(iii)(z) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10(iii)(dd)	Executive Performance Incentive Plan dated June 1, 2004 (filed on April 28, 2004 as Appendix B to the Registrant’s Proxy Statement on Schedule 14A and incorporated herein by reference), as amended by Amendment No. 1 dated as of June 10, 2008 (filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K dated June 10, 2008 and incorporated herein by reference).

10(iii)(ee)	Stock Ownership Guidelines for Senior Management Employees Level 21 and Above (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference), as amended (Current Report on Form 8-K dated April 18, 2013 and incorporated herein by reference).

10(iii)(ff)	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

*10(iii)(gg)	Form of Performance Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2010 and incorporated herein by reference).

*10(iii)(hh)	Form of Restricted Stock Award (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(ii)	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).

*10(iii)(jj)	Form of Performance Award Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference).
*10(iii)(kk)

Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference).

*10(iii)(ll)	Severance Plan of the Registrant effective April 1, 2013 (filed as Exhibit 10 (iii)(jj) to the Registrant’s Annual Report on 10-K for 2012 and incorporated herein by reference).
21	List of subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended, related to Amendment No. 1 to the Registrant’s Annual report on Form 10-K.

**31.4	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended, related to Amendment No. 1 to the Registrant’s Annual report on Form 10-K.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, related to Amendment No. 1 to the Registrant’s Annual report on Form 10-K.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2014

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ Ian T. Blackley
Ian T. Blackley
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

*	April 11, 2014
Robert E. Johnston, Principal
Executive Officer

*	April 11, 2014
Ian T. Blackley, Principal
Financial Officer and
Principal Accounting Officer

*	April 11, 2014
Thomas B. Coleman, Director

*	April 11, 2014
Charles A. Fribourg, Director

*	April 11, 2014
Joel I. Picket, Director

*	April 11, 2014
Ariel Recanati, Director

*	April 11, 2014
Oudi Recanati, Director

*	April 11, 2014
Thomas F. Robards, Director

*	April 11, 2014
Jean-Paul Vettier, Director

*	April 11, 2014
Michael J. Zimmerman, Director

*By: /s/ Ian T. Blackley
Ian T. Blackley, Attorney-in-Fact

