Form 10-Q
period 2014-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2014-05-12
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Shares outstanding as of May 5, 2014– 30,672,406

Form 10-Q Page 2

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$638,677	$601,927
Voyage receivables, including unbilled of $113,251 and $113,336	143,941	147,964
Income tax recoverable	11,646	3,952
Other receivables	15,337	16,838
Inventories, prepaid expenses and other current assets	44,947	41,168
Deferred income taxes	5,464	5,464
Total Current Assets	860,012	817,313
Vessels and other property, including construction in progress of
$61,278 and $54,644, less accumulated depreciation of $555,372
and $524,948	2,331,454	2,359,352
Deferred drydock expenditures, net	54,065	57,248
Total Vessels, Deferred Drydock and Other Property	2,385,519	2,416,600

Investments in affiliated companies	325,777	323,327
Intangible assets, less accumulated amortization of $34,335 and $33,164	58,996	60,167
Other assets	28,035	27,087
Total Assets	$3,658,339	$3,644,494

LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$122,474	$121,582
Income taxes payable, including reserve for uncertain tax positions of
$234,623 and $234,623	256,709	256,258
Total Current Liabilities	379,183	377,840
Reserve for uncertain tax positions	26,685	26,585
Deferred income taxes	378,362	369,954
Other liabilities	43,132	42,189
Liabilities subject to compromise	2,882,309	2,888,173
Total Liabilities	3,709,671	3,704,741

Deficit:
Total Deficit	(51,332)	(60,247)
Total Liabilities and Deficit	$3,658,339	$3,644,494

See notes to condensed consolidated financial statements

Form 10-Q Page 3

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	March 31,
	2014	2013
Shipping Revenues
Pool revenues, including $21,837 and $23,268 received from companies
accounted for by the equity method	$45,067	$56,255
Time and bareboat charter revenues	95,128	83,801
Voyage charter revenues	152,251	107,382
	292,446	247,438
Operating Expenses
Voyage expenses	77,893	51,793
Vessel expenses	66,671	66,367
Charter hire expense	45,482	65,460
Depreciation and amortization	40,078	43,271
General and administrative	24,425	19,726
Technical management transition costs	194	-
Severance costs	6,683	(422)
(Gain)/loss on disposal of vessels	(1,477)	22
Total Operating Expenses	259,949	246,217
Income from Vessel Operations	32,497	1,221
Equity in income of affiliated companies	8,494	10,290
Operating income	40,991	11,511
Other income/(loss)	134	(199)
Income before interest expense, reorganization items and income taxes	41,125	11,312
Interest expense	(123)	(288)
Income before reorganization items and income taxes	41,002	11,024
Reorganization items, net	(29,256)	(184,621)
Income/(loss) before income taxes	11,746	(173,597)
Income tax (provision)/benefit	(1,329)	5,835
Net Income/(Loss)	$10,417	$(167,762)
Weighted Average Number of Common Shares Outstanding
Basic	30,516,394	30,448,703
Diluted	30,516,394	30,448,703
Per Share Amounts
Basic net income/(loss)	$0.34	$(5.51)
Diluted net income/(loss)	$0.34	$(5.51)

See notes to consolidated financial statements

Form 10-Q Page 4

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net Income/(Loss)	$10,417	$(167,762)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	(49)
Net change in unrealized losses on cash flow hedges	(1,778)	7,817
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	5	(21)
Net change in unrecognized actuarial losses	(109)	453
Other Comprehensive (Loss)/Income	(1,882)	8,200
Comprehensive Income/(Loss)	$8,535	$(159,562)

See notes to condensed consolidated financial statements

Form 10-Q Page 5

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash Flow from Operating Activities
Net income/(loss)	$10,417	$(167,762)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	40,078	43,271
Amortization of deferred gain on sale and leasebacks	-	42
Compensation relating to restricted stock and stock option grants	542	(1,782)
Deferred income tax provision/(benefit)	8,461	(9,704)
Undistributed earnings of affiliated companies	(4,996)	(6,719)
Deferred payment obligations on charters-in	1,102	1,377
Reorganization items, non-cash	14,259	177,213
Gain on sublease contracts	-	(344)
Other-net	567	1,252
Items included in net income/(loss) related to investing and financing activities:
Loss on sale of securities and other investments - net	-	303
(Gain)/loss on disposal of vessels - net	(1,477)	22
Payments for drydocking	(5,738)	(3,834)
Changes in operating assets and liabilities	(19,157)	34,096
Net cash provided by operating activities	44,058	67,431
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	-	179
Expenditures for vessels	(9,510)	(12,203)
Proceeds from/deposits received for disposal of vessels	7,594	472
Expenditures for other property	(54)	(278)
Other - net	131	(81)
Net cash used in investing activities	(1,839)	(11,911)
Cash Flows from Financing Activities
Purchases of treasury stock	(162)	(42)
Payments on debt, including adequate protection payments	(5,307)	(6,202)
Net cash used in financing activities	(5,469)	(6,244)
Net increase in cash and cash equivalents	36,750	49,276
Cash and cash equivalents at beginning of year	601,927	507,342
Cash and cash equivalents at end of period	$638,677	$556,618
See notes to condensed consolidated financial statements

Form 10-Q Page 6

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common	Paid-in Additional	Retained	Treasury Stock		Accumulated Other Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2014	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)
Net income			10,417				10,417
Other comprehensive loss						(1,882)	(1,882)
Forfeitures of restricted stock awards		138		9,847	(138)		-
Compensation related to options granted		95					95
Amortization of restricted stock awards		447					447
Purchases of treasury stock				30,280	(162)		(162)
Balance at March 31, 2014	$44,291	$414,433	$396,667	13,615,466	$(835,497)	$(71,226)	$(51,332)

Balance at January 1, 2013	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246
Net loss			(167,762)				(167,762)
Other comprehensive income						8,200	8,200
Forfeitures of restricted stock awards		-		58,080	-		-
Compensation related to options granted		(506)					(506)
Amortization of restricted stock awards		(1,276)					(1,276)
Purchases of treasury stock				40,370	(42)		(42)
Balance at March 31, 2013	$44,291	$412,629	$856,718	13,494,770	$(835,197)	$(105,581)	$372,860

* Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of March 31, 2014.

** Amounts are net of tax

See notes to condensed consolidated financial statements

Form 10-Q Page 7 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Dollar amounts, except per share amounts are in thousands.

Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Approximately $30,700 and $20,500 of cash and cash equivalents in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, is restricted for the general operations of 15 vessels pledged as collateral under secured term loans. See Note 5, “Debt,” for a further discussion of secured term loans.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three months ended March 31, 2014 and March 31, 2013, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 60% and 58% of consolidated voyage receivables at March 31, 2014 and December 31, 2013, respectively.

Income Taxes—The Company’s quarterly income tax (provision)/benefit and its corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, except in circumstances as described in the following paragraph, the Company estimates the annual effective tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating the Company’s tax positions.

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the first quarter of 2014, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the year-to-date effective tax rate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP guidance. This accounting standard was effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 31, 2013. The Company’s adoption of this new accounting guidance on January 1, 2014 did not have a significant impact on its condensed consolidated financial statements.

Form 10-Q Page 8 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to address the diversity in practice in presenting unrecognized tax benefits on the balance sheet. The standard provides explicit guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when certain circumstances enumerated in the standard exist. The required presentation should better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax carryforwards exist. The amendments in this update were effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company’s adoption of this new accounting guidance on January 1, 2014 did not have a significant impact on its condensed consolidated financial statements.

Note 2 —Chapter 11 Filing and Going Concern

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

In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain the required votes of certain equity holders (see Amended Reorganization Plan below) accepting a plan of reorganization as well as the Bankruptcy Court’s confirmation of such plan, which will enable the Debtors to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with a reorganization plan, the Debtors also may require a new credit facility, or “exit financing.” The Debtors’ ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

Original Reorganization Plan

On February 12, 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the lenders (the “Consenting Lenders”) holding an aggregate of approximately 60% of amounts outstanding under the Company’s Unsecured Revolving Credit Facility. The Plan Support Agreement required the Consenting Lenders to support and vote in favor of a proposed plan of reorganization of the Debtors consistent with the terms and conditions set forth in the term sheet attached as an exhibit to and incorporated into the Plan Support Agreement (as amended, the “Term Sheet”).

Form 10-Q Page 9 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of additional lenders acceding to the Plan Support Agreement, lenders holding approximately 77% of amounts outstanding under the Unsecured Revolving Credit Facility were Consenting Lenders. On February 28, 2014, the Debtors and the commitment parties under the Plan Support Agreement entered into an equity commitment agreement (the “Consenting Lenders’ ECA”), which set forth, among other things, the terms of a proposed $300,000 rights offering, which would be backstopped by the Consenting Lenders.

Pursuant to the Plan Support Agreement, on March 7, 2014, the Debtors filed the Joint Plan of Reorganization of Overseas Shipholding Group, Inc. et al. (the “Original Plan”), with the Bankruptcy Court. The Original Plan generally provided that creditors’ allowed non-subordinated claims against the Debtors other than claims under the Unsecured Revolving Credit Facility, would be paid in full, in cash, including post-petition interest, or reinstated and holders of equity interests and claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of shares of common stock and warrants issued by reorganized OSG valued at approximately $61,400. Under the Original Plan, holders of claims arising out of the Unsecured Revolving Credit Facility would receive their pro rata share of stock and warrants of the reorganized OSG. In addition, the Original Plan provided that the 7.50% Unsecured Senior Notes due in 2024 issued by OSG and the 8.125% Unsecured Senior Notes due in 2018 issued by OSG will be reinstated, following payment of outstanding interest. In connection with the Original Plan, the Debtors entered into a commitment letter (the “Goldman Commitment Letter”) with Goldman Sachs Bank USA to provide $935,000 in exit financing to the fund the Debtors’ emergence from bankruptcy.

On March 17, 2014, the United States Trustee appointed an official committee of equity security holders (the “Equity Committee”). At the request of the Equity Committee, the Bankruptcy Court adjourned the hearing originally scheduled for March 20, 2014 for consideration of the Plan Support Agreement and Consenting Lenders’ ECA while the Equity Committee more fully immersed itself in the proceedings. On April 4, 2014, the Court entered an order authorizing the Debtors’ entry into and performance under the Plan Support Agreement and Consenting Lenders’ ECA, and as part of that order, adjourned the hearing on the Disclosure Statement until May 7, 2014, and the Confirmation Hearing until June 18, 2014. The Debtors also agreed to continue to reasonably consult and confer with certain holders of OSG equity securities (the “Equity Holders”) and the Equity Committee and their advisors regarding a potential alternative plan of reorganization and potential sources of exit financing, and to continue to provide reasonable diligence information about the Debtors. Furthermore, the Debtors agreed to make their management reasonably available and to continue to provide reasonable access to certain non-public information in furtherance of the diligence process.

Amended Reorganization Plan

After filing the Original Plan, the Debtors continued to extensively consult and confer with certain Equity Holders as well as the Equity Committee. On April 18, 2014, certain Equity Holders provided the Debtors with a plan term sheet (the “Equity Term Sheet”). Following additional analysis and consultation, the Debtors determined that an alternative plan based on the Equity Term Sheet (as described below, the “Equity Proposal”) was more favorable than the Original Plan. On May 2, 2014, the Debtors filed an amended plan of reorganization (the “Amended Plan”) that reflected the terms of the Equity Term Sheet, together with a disclosure statement describing such Equity Proposal (the “Disclosure Statement”).

Form 10-Q Page 10 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Debtors also entered into a new equity commitment agreement (the “Equity Commitment Agreement”) with certain Equity Holders, who collectively hold approximately 30% of the outstanding shares of the Company (each, a “Commitment Party” and, collectively, the “Commitment Parties”). Pursuant to the Equity Commitment Agreement, each Commitment Party has agreed to purchase shares in a rights offering with an aggregate offering amount of $1,500,000. Each Commitment Party has committed to purchase shares in respect of unexercised subscription rights in the rights offering in proportion to the commitment percentage set forth in the Equity Commitment Agreement. Pursuant to the terms of the rights offering, the Debtors will distribute to each Equity Holder one subscription right in respect of each existing equity interest held by such Equity Holder. Each Equity Holder who is either an “accredited investor” as defined in Rule 501 under the Securities Act of 1933 (the “Securities Act”) or a “qualified institutional buyer” as defined in Rule 144A under the Securities Act shall be entitled to exercise the subscription right to purchase eleven and one half new class A securities at the price of $3.00 per security. Each Equity Holder who is not an “accredited investor” or “qualified institutional buyer” or that decides for any reason not to participate in the rights offering shall be entitled to receive one new class B security in exchange for each existing equity interest held by such Equity Holder. Class B securities carry an entitlement to distribution of up to 10 % of the net litigation recovery in the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners. Each new class B security will be convertible, at the option of the holder, at any time prior to the entry of a final order entering judgment for or against the defendants in the Proskauer litigation, into one new class A security and will automatically convert into one new class A security on the tenth business day after the entry of a final order with respect to such litigation and the distribution of any Net Litigation Recovery (as defined in the Equity Commitment Agreement) to the holders of class B securities. The Equity Committee and the Commitment Parties support confirmation of the Amended Plan.

The Debtors have completed diligence and documentation of commitments with Jefferies Finance LLC for the exit financing facilities contemplated by the Amended Plan. These facilities include: (a) a term loan of approximately $600,000 secured by a first lien on substantially all the Debtors’ U.S. Flag assets other than certain specified assets that secure the asset-based revolving loan facility described below and a second lien on these specified assets; (b) a term loan of approximately $600,000 secured by a first lien on substantially all the Debtors’ International Flag assets, which lien is pari passu to the lien securing the revolving facility described below; (c) an asset based revolving loan facility of approximately $75,000 secured by a first lien on certain specified assets of the Debtors’ other U.S. Flag assets and a second lien on substantially all the Debtors’ U.S. Flag assets; and (d) a revolving loan facility of approximately $75,000 secured by a pari passu first lien on substantially all the Debtors’ International Flag assets. The Debtors have filed motions seeking approval of the Equity Commitment Agreement and the exit financing commitments, the hearing for which is scheduled for May 23, 2014.

In accordance with their support of the Amended Plan, the Debtors terminated the Plan Support Agreement pursuant to Section 6 thereof, which permitted the Debtors to terminate the agreement and their obligations thereunder if the Debtors received an unsolicited proposal for an alternative plan and reasonably determined that such alternative plan was likely to be more favorable than the Original Plan. The Debtors also exercised their right to terminate the Goldman Commitment Letter, which arose by virtue of the Debtors’ support of the Amended Plan. The Debtors intend to seek approval of the Disclosure Statement at a hearing scheduled for May 23, 2014, after which they intend to solicit votes on the Amended Plan in accordance with the Bankruptcy Court’s orders. The Debtors have further requested that the Bankruptcy Court schedule a record date for purposes of participation in the rights offering for June 2, 2014. The Debtors have also proposed suspending trading of existing equity interests (or beneficial interests therein) on the last date which allows a purchaser to become a holder of record on the June 2, 2014 record date (which date is May 28, 2014) and accordingly disregarding for purposes of distributions under the Amended Plan any purported transfers of existing equity interests (or beneficial interests therein) after May 28, 2014. The Debtors have requested that the Bankruptcy Court set July 14, 2014 as the date of the hearing on confirmation of the Amended Plan.

The Amended Plan is subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court.

Form 10-Q Page 11 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to (i) develop a plan of reorganization and obtain required creditor acceptance and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) obtain financing sources sufficient to meet the Company’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in the Company’s capitalization, or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization (the “Confirmed Plan”) would likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the Confirmed Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company was required to apply ASC 852, Reorganizations, effective on November 14, 2012, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments are classified as Liabilities Subject to Compromise in the Company’s consolidated balance sheet. The Company will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in Note 3, “Liabilities Subject to Compromise and Reorganization Items.”

As further described in Note 11, “Taxes,” the Internal Revenue Service (“IRS”) has filed amended proofs of claim against the Company in its Chapter 11 proceedings in the aggregate liquidated amount of $255,760.

Note 3 — Liabilities Subject to Compromise and Reorganization Items:

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

Form 10-Q Page 12 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Debtors have been paying and intend to continue to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as Liabilities Subject to Compromise on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

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

Liabilities Subject to Compromise consist of the following:

	March 31,	December 31,
As of	2014	2013
Pre-petition accounts payable and other accrued liabilities	$4,662	$4,565
Secured long-term debt and accrued interest	564,102	569,408
Unsecured senior notes	500,780	500,780
Unsecured revolving credit facility	1,489,000	1,489,000
Accrued interest and fees on unsecured revolving credit
facility and senior notes	10,878	10,878
Derivative liabilities	3,566	3,566
Accrued liabilities relating to rejected executory contracts	282,599	282,599
Pension and other postretirement benefit plan liabilities	26,722	27,377
	$2,882,309	$2,888,173

The following table summarizes activity related to the reserve for rejected executory contracts component of liabilities subject to compromise for the three months ended March 31, 2014 and March 31, 2013.

	2014	2013
Balance at January 1,	$282,599	$30,539
Original provision	-	159,189
Reclassification of other liabilities relating to rejected
executory contracts	-	25
Balance at March 31,	$282,599	$189,753

Form 10-Q Page 13 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Three Months Ended
	March 31,
	2014	2013
Trustee fees	$751	$796
Professional fees	28,505	18,631
Provision for estimated claims on rejected executory contracts	-	159,189
Expenses incurred on rejected executory contracts	-	6,005
	$29,256	$184,621

The Company incurred fees totaling $4,484 and $4,148 during the three months ended March 31, 2014 and 2013, respectively, for financial and reorganization services rendered to the Company by Greylock Partners, LLC, a company founded and managed by the Company’s Chief Reorganization Officer. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $16,636 and $7,408 for the three months ended March 31, 2014 and 2013, respectively.

Note 4 — Earnings per Common Share:

Basic earnings per share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method. At March 31, 2014 and 2013, there were 186,145 and 400,712 such participating securities outstanding, respectively.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income/(loss)	$10,417	$(167,762)
Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,516,394	30,448,703

There were no dilutive equity awards outstanding as of March 31, 2014 and 2013. Awards of 854,644 and 1,251,969 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Form 10-Q Page 14 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Debt:

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 (each term as defined below). Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and certain of the unamortized deferred financing costs have been classified as Liabilities Subject to Compromise in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, in accordance with ASC 852. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

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

For the three months ended March 31, 2014 and 2013, interest expense of $3,386 and $3,792, respectively, including $0 and $236 relating to the amortization of deferred financing costs, respectively, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a Liability Subject to Compromise, was not recorded.

For the three months ended March 31, 2014 and 2013, interest expense of $10,587 and $10,590, including $364 and $367 relating to the amortization of debt discount and deferred financing costs, respectively, which would have been incurred had the Unsecured Senior Notes not been reclassified as a Liability Subject to Compromise, was not recorded.

Secured Loan Facilities

As of March 31, 2014, 15 vessels representing approximately 24% of the net book value of the Company’s vessels are pledged as collateral under the following debt agreements:

Term loans maturing in 2020 – This facility with DSF, with an outstanding balance of $262,340 and $263,371 at March 31, 2014 and December 31, 2013, respectively, provides secured term loans covering five MR Product Carriers, two Panamax Product Carriers, one Aframax and one VLCC. The facility provides that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at March 31, 2014 and December 31, 2013. As of December 31, 2013, the loan-to-value ratio was estimated to approximate 97%. For the three months ended March 31, 2014 and March 31, 2013, interest expense of $772 and $877, including $0 and $66, respectively, relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

Term loans maturing in 2023 – This facility with CEXIM, with an outstanding balance of $298,310 and $302,585 at March 31, 2014 and December 31, 2013, respectively, financed the construction of three VLCCs and two Aframaxes in China. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest and unamortized deferred financing costs as Liabilities Subject to Compromise in the consolidated balance sheets at March 31, 2014 and December 31, 2013. As of December 31, 2013, the loan-to-value ratio was estimated to approximate 91%. For the three months ended March 31, 2014 and March 31, 2013, interest expense of $2,064 and $2,287, including $0 and $71, respectively, relating to the amortization of deferred financing costs which would have been incurred had the indebtedness not been reclassified as a Liability Subject to Compromise, was not recorded.

Form 10-Q Page 15 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2013, the Bankruptcy Court issued orders [D.I. 0459 and 0460] granting adequate protection to the secured lenders in consideration for (i) the granting of pari passu liens in the secured lenders’ collateral in connection with the Debtor in Possession loan facilities (the “OIN DIP loans”) issued by OIN, (ii) the imposition of the automatic stay, (iii) the Company’s use, sale or lease of vessels and other collateral encumbered by the security interest of the secured lenders, and (iv) with respect to CEXIM, the Company’s continued use of cash collateral for the ongoing operation and maintenance of the vessels securing the CEXIM term loan agreement. Pursuant to these orders, the Company and certain of its subsidiaries are authorized to make use of the funds generated from the ongoing operation of the encumbered vessels in the following order of priority (i) to reimburse its ship management subsidiaries and other affiliates for voyage expenses, vessel operating expenses, capital expenditures and drydocking expenses incurred on behalf of the encumbered vessels, (ii) to fund a reserve for future drydocking expenses, (iii) to reimburse the secured lenders for certain legal costs, (iv) to pay the secured lenders amounts equal to current interest payments due on the outstanding pre-petition loan balances at the non-default contract rate of interest set forth in the term loan agreements (the “Adequate Protection Interest Payments” and together with amounts described in (iii), the “Adequate Protection Payments”) and (v) to pay any interest outstanding under the OIN DIP Loans. The Debtors and certain other parties in interest preserve the right to challenge the amount, extent, type or characterization of any Adequate Protection Payments or any other costs, fees or expenses, including the right to seek recharacterization of any such payments as payments on the prepetition principal amounts outstanding under the term loan agreements.

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments have been classified as reductions of outstanding principal. For the quarters ended March 31, 2014 and March 31, 2013, the Company paid Adequate Protection Interest Payments, which were classified as reductions of the outstanding principal of the DSF term loan of $1,031 and $1,404, respectively, and of the CEXIM term loan, of $4,276 and $4,798, respectively.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in the funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above. The balances of the DIP Loans at both March 31, 2014 and December 31, 2013 were: $3,217 (CEXIM loan) and $760 (DSF loan).

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of March 31, 2014. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized. Such cash collateral is considered restricted cash and is included in other assets in the condensed consolidated balance sheets. There were no interest payments made on the outstanding letter of credit in 2013 and for the three months ended March 31, 2014.

Note 6 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, severance costs, technical management transition costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

The U.S. Flag segment includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but is still owned by a U.S. domiciled corporation. The joint venture with four LNG carriers is included in Other along with one chartered-in Chemical Carrier which was redelivered to its owners in October 2013.

Form 10-Q Page 16 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments as of and for the three months ended March 31, 2014 and 2013 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
March 31, 2014:
Shipping revenues	$137,769	$47,007	$(39)	$107,709	$292,446
Time charter equivalent revenues	82,921	30,763	(39)	100,908	214,553
Depreciation and amortization	16,207	6,464	495	16,912	40,078
Gain/(loss) on disposal of vessels	1,514	-	-	(37)	1,477
Income/(loss) from vessel operations	31,124	2,466	(513)	29,245	62,322
Equity in income of affiliated
companies	7,843	-	273	378	8,494
Investments in affiliated companies at
March 31, 2014	279,256	3,904	42,202	415	325,777
Total assets at March 31, 2014	1,355,660	542,325	42,237	1,046,712	2,986,934
Expenditures for vessels	7,748	22	-	1,740	9,510
Payments for drydockings	535	1,753	-	3,450	5,738
March 31, 2013:
Shipping revenues	$67,648	$72,669	$1,077	$106,044	$247,438
Time charter equivalent revenues	52,770	45,888	1,064	95,923	195,645
Depreciation and amortization	18,299	6,992	853	17,127	43,271
Gain/(loss) on disposal of vessels	-	-	6	(28)	(22)
Income/(loss) from vessel operations	(6,811)	4,670	(858)	23,546	20,547
Equity in income of affiliated
companies	7,687	-	2,121	482	10,290
Investments in affiliated companies at
March 31, 2013	249,183	4,501	10,864	411	264,959
Total assets at March 31, 2013	1,710,728	603,657	11,072	1,103,300	3,428,757
Expenditures for vessels	1,637	10,571	(5)	-	12,203
Payments for drydockings	489	290	-	3,055	3,834

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2014	2013
Time charter equivalent revenues	$214,553	$195,645
Add: Voyage expenses	77,893	51,793
Shipping revenues	$292,446	$247,438

Form 10-Q Page 17 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliations of income/(loss) from vessel operations of the segments to income before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2014	2013
Total income from vessel operations of all segments	$62,322	$20,547
General and administrative expenses	(24,425)	(19,726)
Technical management transition costs	(194)	-
Severance costs	(6,683)	422
(Loss)/gain on disposal of vessels	1,477	(22)
Consolidated income from vessel operations	32,497	1,221
Equity in income of affiliated companies	8,494	10,290
Other income/(expense)	134	(199)
Interest expense	(123)	(288)
Income before reorganization items and income taxes	$41,002	$11,024

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of March 31,	2014	2013
Total assets of all segments	$2,986,934	$3,428,757
Corporate cash and securities	638,677	556,618
Other unallocated amounts	32,728	45,787
Consolidated total assets	$3,658,339	$4,031,162

Note 7 — Vessels:

Purchase and Construction Commitments

As of March 31, 2014, the Company had remaining commitments of $26,418 under a non-cancelable contract for the construction of one LR2, which is a coated Aframax, and for the conversion of a chartered-in U.S. Flag Product Carrier into a shuttle tanker. The LR2, which will be wholly owned by the Company, is scheduled for delivery in the second quarter of 2014. The shuttle tanker conversion project is expected to be completed during the third quarter of 2014.

Form 10-Q Page 18 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vessel Impairments

The Company determined that certain events had occurred during the fourth quarter of 2013 with respect to certain vessels within the Company’s International Flag fleet that management viewed as impairment indicators, triggering the need for an impairment assessment as of December 31, 2013. Such events included (i) the Company’s intentions relative to two older, non-core Aframaxes employed in Lightering through 2013, specifically, management’s assessment of whether or not the Company would drydock and continue to trade such vessels, given the current and expected rate environment, (ii) a significant year-over-year decline in third party valuation appraisals of the three Aframaxes that are not pledged as collateral under the secured facilities referred to below and all nine older Panamaxes in the Company’s International Flag fleet and (iii) the inability to reach mutually agreeable terms with CEXIM and DSF (collectively, the “Secured Banks”) on how the Debtors might refinance the term loan facilities the Company has with these Banks in order to retain the five VLCCs, three Aframaxes, five MRs and two LR1s securing these loans after emergence from bankruptcy protection. Based on the tests performed, impairment charges totaling $365,976 were recorded on two VLCCs, two Aframaxes and two LR1s that are pledged as collateral under the secured facilities, and nine Panamaxes to write-down their carrying values to their estimated fair values at December 31, 2013. Such impairment charges include $173,190 and $38,301 applicable to vessels that are pledged as collateral under the CEXIM and DSF term loans, respectively.

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2013 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of March 31, 2014. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2013 impairment tests.

The Company also considered the need to test its U.S. Flag fleet for impairment as of March 31, 2014 and December 31, 2013 but did not identify events or changes in circumstances that warranted such impairment testing.

Vessel Sales

During March 2014, the Company sold an International Flag Aframax, which had been employed in Lightering operations, and recognized a gain on sale of approximately $1,510. There were no vessels sold during the quarter ended March 31, 2013.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or newbuild deliveries during the quarters ended March 31, 2014 and March 31, 2013.

Form 10-Q Page 19 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2014, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service (“FSO”) Vessels Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $177,362 and $196,500 was outstanding under this facility as of March 31, 2014 and December 31, 2013 respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013 the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to payment in seven quarterly installments of $6,250 with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015, and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s guarantee in the accompanying condensed consolidated balance sheet was $0.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions all of which were being accounted for as cash flow hedges through December 31, 2009. The interest rate swaps, covering notional amounts aggregating $279,730 and $304,472 as of March 31, 2014 and December 31, 2013, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $106 and gains of $33 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the joint venture had a liability of $19,787 and $22,083, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $4,493 and $5,064 at March 31, 2014 and December 31, 2013, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

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

Form 10-Q Page 20 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG II”). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $742,051 and $750,576 was outstanding under this secured facility as of March 31, 2014 and December 31, 2013.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $718,959 and $727,663 at March 31, 2014 and December 31, 2013, respectively. These swaps are being accounted for as cash flow hedges. As of March 31, 2014 and December 31, 2013, the joint venture recorded a liability of $113,421 and $108,725, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $56,548 and $54,199 at March 31, 2014 and December 31, 2013, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

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

On November 14, 2012, QG II agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QG II, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) June 8, 2014, or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of a corporate credit rating acceptable to QG II, and issuance by OSG of a replacement guarantee in a form acceptable to QG II that is binding on OSG following the consummation of a Chapter 11 reorganization plan.

See Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	March 31,
	2014	2013
Shipping revenues	$91,257	$94,061
Ship operating expenses	(61,992)	(60,794)
Income from vessel operations	29,265	33,267
Other expense	(505)	(364)
Interest expense	(13,042)	(13,706)
Net income	$15,718	$19,197

Form 10-Q Page 21 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Variable Interest Entities (“VIEs”):

As of March 31, 2014, the Company participates in four commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

There were no liabilities in the balance sheet relating to the VIEs as of March 31, 2014. The following table presents the carrying amount of assets in the balance sheet related to the VIEs as of March 31, 2014:

Consolidated Balance Sheet
Investments in Affiliated Companies	$282,707

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2014:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other liabilities	$-	$371,400

In addition, as of March 31, 2014, the Company had approximately $28,752 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2014. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 —Fair Value of Financial Instruments and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— At March 31, 2014 and December 31, 2013, all of the Company’s debt is subject to compromise (see Note 5, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on market prices.

Form 10-Q Page 22 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

		Quoted prices in
		active markets for	Level 2
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
March 31, 2014:
Cash and cash equivalents	$638,677	$638,677	$-
Unsecured Senior Notes	$(586,740)	$-	$(586,740)
December 31, 2013:
Cash and cash equivalents	$601,927	$601,927	$-
Unsecured Senior Notes	$(559,441)	$-	$(559,441)

The Company’s debt is included in Liabilities Subject to Compromise as of March 31, 2014 and December 31, 2013. Having filed the Chapter 11 Cases, the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of March 31, 2014 and December 31, 2013 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded the fair value estimates are considered to be Level 2 of the fair value hierarchy.

Note 11 — Taxes:

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

For purposes of its financial statements as of March 31, 2014 and December 31, 2013 the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends and other foreign income from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of (1) $1,330,000 in connection with the Credit Facilities and (2) $107,000 related to intercompany balances. The year in which such deemed dividends are included in taxable income is subject to an IRS examination.

For the quarter ended September 30, 2012 and periods prior thereto the Company had asserted that it is permanently reinvested on all foreign earnings except for the amount equal to the debt on which OIN is a co-obligor on a joint and several basis for which it cannot, by definition, be permanently reinvested. The Company has determined that because it has been in bankruptcy since November 2012, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded for the three month periods ended March 31, 2014 and the year ended December 31, 2013.

Form 10-Q Page 23 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2014, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004. The Company is currently under examination by the IRS for the periods 2004 through 2012.

On January 21, 2014, the IRS amended their December 19, 2013 claim to adjust for a computational error in calculating the interest thereby reducing the claim to $255,760. As of March 31, 2014, the claim submitted by the IRS has not been allowed by the Bankruptcy Court, and, therefore, the Company does not consider the IRS claim to have been effectively settled. The Company plans to provide for treatment and payment of such claim through the Amended Plan and confirmation order. This IRS claim has been reflected in income taxes payable on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The components of the income tax benefit/(provision) follow:

	Three Months Ended
	March 31,
	2014	2013
Current	$7,132	$(3,869)
Deferred	(8,461)	9,704
	$(1,329)	$5,835

At December 31, 2013 the Company had a reserve of $261,208 for benefits attributable to uncertain tax positions taken during the current and prior tax periods. For the three months ended March 31, 2014, the Company increased such reserve by $100 to reflect interest on uncertain tax positions.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. As of March 31, 2014 and December 31, 2013, the Company had a liability for unrecognized tax benefits of $261,308 and $261,208, which included interest and penalties of $15,023 and $14,923, respectively. The Company believes that it is reasonably possible that a decrease of up to $359,459 in unrecognized tax benefits (which is before any reduction for available tax attributes, as discussed above) related to issues currently under examination by the taxing authorities will be settled during the next twelve months.

Form 10-Q Page 24 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock and Stock Compensation:

Stock Options, Restricted Common Stock, Performance Related Grants

There were no stock options, restricted common stock, restricted stock units or performance related grants during the three months ended March 31, 2014 and March 31, 2013.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	March 31,	December 31,
As of	2014	2013
Unrealized losses on derivative instruments	$(61,041)	$(59,263)
Items not yet recognized as a component of net periodic
benefit cost (pension and other postretirement plans)	(10,185)	(10,081)
	$(71,226)	$(69,344)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2014 and 2013 follow:

	Unrealized (gains)/losses on available-for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)

Current period change excluding amounts
reclassified from other comprehensive income	-	(6,843)	(104)	(6,947)
Amounts reclassified from accumulated other
comprehensive income	-	5,065	-	5,065
Total change in accumulated other comprehensive
income	-	(1,778)	(104)	(1,882)
Balance as of March 31, 2014	$-	$(61,041)	$(10,185)	$(71,226)

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

Current period change excluding amounts
reclassified from other comprehensive income	(181)	2,539	432	2,790
Amounts reclassified from accumulated other
comprehensive income	132	5,278	-	5,410
Total change in accumulated other comprehensive
income	(49)	7,817	432	8,200
Balance as of March 31, 2013	$-	$(91,120)	$(14,461)	$(105,581)

Form 10-Q Page 25 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

Amounts Reclassified Out of Accumulated Other Comprehensive Income

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss Component	2014	2013	Statement of Operations Line Item
Unrealized losses on available-for-sale securities:
Impairment recorded relating to securities held			Other income/
by the Company's foreign subsidiaries	$-	$(132)	(expense)
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in income of
equity method joint venture investees	(5,065)	(5,278)	affiliated companies
	$(5,065)	$(5,410)	Total before tax and net of tax

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

For the three months ended March 31, 2013, the Company recorded estimated charges for lease termination costs totaling $159,189 related to the rejected charters for vessels that had been redelivered or amended through March 31, 2013. See Note 3, “Liabilities Subject to Compromise and Reorganization Items,” for reserves for estimated lease termination costs as of March 31, 2014 and December 31, 2013. Such reserves reflect revisions made to the charges originally recorded as a result of the Bankruptcy Court’s approval of settlement agreements entered into with the counterparties or entry of orders for the 25 chartered-in International Flag vessels that, in each case, have resulted in allowed claims.

As of March 31, 2014, the Company had commitments to charter-in 21 vessels. All of these charters-in are accounted for as operating leases, of which 13 are bareboat charters and eight are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Form 10-Q Page 26 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bareboat Charters-in at
March 31, 2014	Amount	Operating Days
2014	$71,041	3,575
2015	97,816	4,745
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
Thereafter	111,318	3,450
Net minimum lease payments	$570,632	25,170

Time Charters-in at
March 31, 2014	Amount	Operating Days
2014	$27,797	2,461
2015	24,167	2,136
2016	1,004	73
Net minimum lease payments	$52,968	4,670

The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain contracts of affreightment (“COAs”) for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At March 31,2014	Amount	Revenue Days
2014	$266,221	6,835
2015	232,426	4,602
2016	148,524	2,846
2017	91,201	1,640
2018	55,337	881
Thereafter	29,387	343
Future minimum revenues	$823,096	17,147

Form 10-Q Page 27 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $21,560 (2014), $26,559 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018) and $29,387 (thereafter), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Amounts that would be due to the Company under a ten-year charter-out agreement scheduled to commence in early 2015 upon the Company’s fulfillment of its obligation to convert a Jones Act Product Carrier into a shuttle tanker, which is a condition precedent under the terms of the charter, have not been reflected in the table above.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the three months ended March 31, 2014 and 2013. The unfunded benefit obligations for these domestic pension and postretirement benefit plans as well as the obligations outstanding under the (i) unfunded, nonqualified supplemental defined benefit pension plan, (ii) the unfunded, nonqualified defined contribution pension plan covering highly compensated U.S. shore-based employees, and (iii) the OSG Non-Employee Director Deferred Compensation Plan, all of which were terminated in connection with the Company’s filing for bankruptcy, are included in Liabilities Subject to Compromise in the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.

The Company expects that its required contributions in 2014 with respect to its domestic defined benefit pension plan will be approximately $1,320, of which $803 was funded through April 2014.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. On November 3, 2010, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($8,158 and $8,073 at March 31, 2014 and December 31, 2013, respectively).

Note 16 – Agreements with Executive Officers and Severance Costs:

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

During the quarter ended March 31, 2013, the Company released excess reserves (net of additional provision) aggregating $422 that were related to the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards during the three months ended March 31, 2013.

Form 10-Q Page 28 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2013, thirty-seven employees, including three senior executive officers of the Company, were terminated as part of a reduction in force (“RIF”). The Company recorded approximately $3,427 in severance related costs during 2013 related to the April RIF (all subsequent to the first quarter of 2013).

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 vessels (which was subsequently increased to 48 vessels) in OSG’s International Flag fleet intend to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the International Flag fleet to V. Ships UK Limited (“V.Ships”). OSG expects to incur approximately $34,000 in total expenses related to the transition to the outsourcing arrangement. Of this estimated $34,000 amount, approximately $21,000 is expected to be related to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”), and approximately $13,000 is expected to be related to set-up, wind-down and transitions costs. The estimates contained herein are subject to uncertainty.

In conjunction with the aforementioned, on January 7, 2014, the Board of Directors of OSG (the “Board”) and the Compensation Committee of the Board approved a transitional incentive program for certain non-executive employees (the “Transition NEIP”). In order to achieve the restructuring described above, the Company requires the commitment of the employees whose responsibilities will ultimately be outsourced or rendered unnecessary by virtue of the outsourcing (the “Transitional Employees”). The Transition NEIP is a broad based plan intend to offer compensation incentives to substantially all of the non-executive Transitional Employees (the “Eligible Employees”) upon the achievement of specific objectives (“Objectives”) related to the operations and restructuring of OSG’s international operations. For Eligible Employees, the annualized target awards range from 25% to 75% of base salary. The total estimated cost of the incentive payments to be offered under the Transition NEIP, assuming all Eligible Employees participate and all of the Objectives are timely achieved, is $5,000. The Transition NEIP also includes approximately $1,000 to be allocated among Transition NEIP participants as needed based on personnel attrition, assumption of additional responsibilities, or other relevant events as determined by the Company. On this basis the total estimated cost of the Transition NEIP is $6,000, which is a component of the $21,000 of the employee transition and termination benefits and similar transition and termination costs described above. The Transition NEIP was subject to the approval of the Bankruptcy Court, which was received on February 3, 2014.

Activity relating to the reserves for the April 2013 RIF and the Outsourcing RIF for the three months ended March 31, 2014 is summarized as follow:

	Outsourcing	April 2013
Activity for the three months ended March 31, 2014	RIF	RIF
Balance as of January 1, 2014	$-	$1,368
Original estimate	6,334	-
Utilized	(289)	(1,059)
Balance at March 31, 2014	$6,045	$309

The above table excludes related professional fees, which are expensed as incurred.

Form 10-Q Page 29 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Contingencies:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. See Note 2, “Chapter 11 Filing and Going Concern,” to the accompanying condensed consolidated financial statements for additional information.

Class Action Lawsuits and Derivative Actions

Shortly after the Company filed a Current Report on Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon, several putative class action suits were filed in federal court in the Southern District of New York against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to certain motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company did not seek such extension. On September 10, 2013, the district court in the Southern District of New York dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The district court denied the motions to dismiss the claims against all defendants arising under the Securities Act. On October 10, 2013, the plaintiffs re-pleaded their Exchange Act claims against the former President and former Chief Financial Officer in a second amended complaint.

On January 28, 2014, plaintiffs sought leave to further amend the Exchange Act claims in its complaint based on factual assertions contained in the motion to dismiss filed by the Company’s former primary outside counsel, Proskauer on January 17, 2014 of the malpractice claims brought against it and four of its partners by the Company on November 18, 2013. On February 7, 2014, the district court granted the plaintiffs’ request and on February 18, 2014, the plaintiffs re-pleaded their Exchange Act claims in a third amended complaint. On February 25, 2014, the former President and former Chief Financial Officer filed their response to the third amended complaint and on March 4, 2014 the plaintiffs filed their reply to the defendants’ response. On April 28, 2014, the district court denied the motion to dismiss the Exchange Act claims filed by the former President and former Chief Financial Officer.

Form 10-Q Page 30 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proskauer Action

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York, against the Senior Vice President, General Counsel and Secretary of the Company and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company. The plaintiffs allege that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by Proskauer and four of its partners filed motions to dismiss the action.

On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against Proskauer and four of its partners in the Supreme Court of the State of New York, County of New York. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action and on April 25, 2014, the Company filed its response to the dismissal motion. On May 5, 2014, Proskauer filed its reply to the Company’s response to the dismissal motion.

SEC Investigation

On November 13, 2012, the Company received from the staff of the SEC’s Division of Enforcement (the “Staff”) a request for documents relating to the statements in the Company’s October 22, 2012 Form 8-K. On January 29, 2013, the SEC issued a formal order of private investigation of the Company. The Company has provided documents to the SEC and intends to continue to cooperate fully with the SEC’s investigation.

The Amended Plan provides for funding of a reserve for potential liabilities that the SEC may assert in connection with its proof of claim (the “SEC Claim”). The SEC filed the SEC Claim in respect of contingent and unliquidated amounts that the SEC may assert against the Company as a result of the outcome of its investigation of the Company and certain of its advisors. Pursuant to the Amended Plan, the Debtors will fund a reserve of up to $5,000 to satisfy any liabilities on account of the SEC Claim, solely to the extent and upon the entry of a final order of the Bankruptcy Court providing that the SEC Claim or any portion thereof is allowed. The SEC and the Debtors have agreed that there is no inference, assertion, concession, admission, determination or conclusion that should be drawn from the establishment of the reserve, as the SEC’s investigation of the Company, its advisors and individuals inside and outside of the Company is ongoing, and the SEC will make a determination of whether there were securities laws violations only at the conclusion of its investigation. The SEC has reached no such conclusion, and the Staff has sought a reserve solely in recognition of the fact that the SEC will not complete its investigation prior to the Amended Plan’s confirmation. On May 5, 2014, the Debtors and the SEC filed with the Bankruptcy Court a stipulation memorializing these terms.

Form 10-Q Page 31 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. The Company is cooperating with the U.S. Coast Guard and Department of Justice in their investigations resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of March 31, 2014.

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

Note 18 — Condensed Combined Financial Statements of Debtor Subsidiaries:

In accordance with ASC 852, aggregate financial information of the Debtors as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 follows:

Form 10-Q Page 32 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Combined Debtor Entities
	March 31,	December 31,
Combined Balance Sheet information at	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$600,232	$585,907
Voyage receivables	142,905	147,107
Income taxes recoverable	11,631	3,941
Other receivables	13,822	16,040
Inventories, prepaid expenses and other current assets	47,807	44,692
Deferred income taxes	5,464	5,464
Total Current Assets	821,861	803,151
Vessels and other property less accumulated depreciation	2,323,926	2,351,628
Deferred drydock expenditures, net	54,065	57,248
Total Vessels, Deferred Drydock and Other Property	2,377,991	2,408,876
Investments in affiliated companies	325,777	323,327
Intangible assets, less accumulated amortization	58,778	59,943
Investments in subsidiaries	147,921	147,921
Pre and Post-petition intercompany loans receivable and
accrued interest	58,488	31,588
Pre-petition intercompany receivables	2,244,406	2,244,406
Post-petition intercompany receivables	19,124	15,819
Other assets	27,951	26,896
Total Assets	$6,082,297	$6,061,927
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$94,938	$96,007
Income taxes payable, including reserve for uncertain tax positions of
$234,623 and $234,623	256,436	255,987
Total Current Liabilities	351,374	351,994
Reserve for uncertain tax positions	26,685	26,585
Deferred income taxes	378,367	369,942
Other Liabilities	31,842	30,977
Post-petition intercompany payables	52,790	48,677
Liabilities subject to compromise, including pre-petition intercompany
payables	5,035,215	5,041,334
Total Liabilities	5,876,273	5,869,509
Equity:
Total Equity	206,024	192,418
Total Liabilities and Equity	$6,082,297	$6,061,927

Form 10-Q Page 33 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Combined Debtor Entities
	March 31,	March 31,
Combined Statement of Operations for the three months ended	2014	2013
Shipping Revenues:
Pool revenues	$45,069	$56,267
Time and bareboat charter revenues	95,128	83,801
Voyage charter revenues	152,251	107,549
	292,448	247,617
Operating Expenses:
Voyage expenses	77,893	51,986
Vessel expenses	66,949	66,514
Charter hire expenses	45,482	65,458
Depreciation and amortization	39,871	42,946
General and administrative	18,827	14,353
Technical management transition costs	140	-
Severance costs	2,882	-
(Gain)/loss on disposal of vessels	(1,473)	28
Total Operating Expenses	250,571	241,285
Income from Vessel Operations	41,877	6,332
Equity in Income of Affiliated Companies	8,494	10,290
Operating Income	50,371	16,622
Other Expense	(4,658)	(2,789)
Income before Interest Expense, Reorganization Items and Income Taxes	45,713	13,833
Interest Expense	(123)	(288)
Income before Reorganization Items and Income Taxes	45,590	13,545
Reorganization Items, net	(29,256)	(184,621)
Income/(loss) before Income Taxes	16,334	(171,076)
Income Tax (Provision)/Benefit	(1,330)	5,835
Net Income/(Loss)	$15,004	$(165,241)

Form 10-Q Page 34 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Combined Debtor Entities
	March 31,	March 31,
Combined Statement of Cash Flows for the three months ended	2014	2013
Cash Flows from Operating Activities:
Net Income/(loss)	$15,004	$(165,241)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	39,871	42,946
Amortization of deferred gain on sale and leasebacks	-	42
Compensation relating to restricted stock and stock option grants	542	(1,930)
Deferred income tax provision/(benefit)	8,461	(9,704)
Undistributed earnings of affiliated companies	(4,996)	(6,719)
Deferred payment obligations on charters-in	1,102	1,377
Reorganization items, non-cash	14,259	177,213
Gain on sublease contracts	-	(344)
Other – net	557	1,400
Items included in net income/(loss) related to investing and financing activities:
Loss on sale of securities and other investments – net	-	303
(Gain)/loss on disposal of vessels – net	(1,473)	22
Payments for drydocking	(5,738)	(3,834)
Changes in operating assets and liabilities	(19,130)	(12,986)
Net cash provided by operating activities	48,459	22,545
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	-	179
Expenditures for vessels	(9,510)	(12,203)
Proceeds from/deposits received for disposal of vessels	7,594	472
Expenditures for other property	(58)	(98)
Net change in intercompany loans due from non-debtors	(26,827)	41,169
Other – net	136	(86)
Net cash used in investing activities	(28,665)	29,433
Cash Flows from Financing Activities:
Purchases of treasury stock	(162)	(42)
Payments on debt, including adequate protection payments	(5,307)	(6,202)
Net cash used in financing activities	(5,469)	(6,244)
Net increase in cash and cash equivalents	14,325	45,734
Cash and cash equivalents at beginning of year	585,907	471,726
Cash and cash equivalents at end of period	$600,232	$517,460

Form 10-Q Page 35 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward looking statements, including the Company’s ability to emerge from the Chapter 11 Cases; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure, including to implement the outsourcing of the technical and commercial management of its International Flag fleet, the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources; increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

General:

The Company’s operating fleet as of March 31, 2014, consisted of 87 vessels aggregating 8.5 million dwt and 864,800 cbm, including 21 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 87 vessels, one newbuild is scheduled for delivery in the second quarter of 2014, bringing the total operating and newbuild fleet to 88 vessels.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Form 10-Q Page 36 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Bankruptcy:

On November 14, 2012, OSG filed the Chapter 11 Cases and on March 7, 2014 OSG filed the Joint Plan of Reorganization of Overseas Shipholding Group, Inc. et al, (the “Original Plan”). After filing the Original Plan, the Debtors continued to extensively consult and confer with certain Equity Holders as well as the Equity Committee. On April 18, 2014, certain Equity Holders provided the Debtors with a plan term sheet (the “Equity Term Sheet”). Following additional analysis and consultation, the Debtors determined that an alternative plan based on the Equity Term Sheet was more favorable than the Original Plan. On May 2, 2014, the Debtors filed an amended plan of reorganization (the “Amended Plan”) that reflected the terms of the Equity Term Sheet. The Amended Plan is subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There is no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on OSG’s activities, limitations on OSG’s financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom OSG may conduct or seek to conduct business. As a result of the risks and uncertainties associated with Chapter 11 Cases, the value of OSG’s securities and how OSG’s liabilities will ultimately be treated is highly speculative. See “Item 1, Business – Reorganization Under Chapter 11,” in OSG’s Annual Report on Form 10-K for 2013 and Note 2, “Chapter 11 Filing and Going Concern,” to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and OSG’s status as a going concern.

Risks and Uncertainties:

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

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors,” herein as well as in the Company’s Annual Report on Form 10-K for 2013.

The following is a discussion and analysis of the Company’s financial condition as of March 31, 2014 and results of operations for the three month periods ended March 31, 2014 and 2013. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto.

Operations and Oil Tanker Markets:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time or Bareboat Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Form 10-Q Page 37 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2014 at 91.2 million barrels per day (“b/d”), an increase of one million b/d, or 1.1%, over the same quarter in 2013. The increase was mainly apparent in non-OECD countries which experienced an increase of 0.9 million b/d, or 2.0%, in the first quarter of 2014 to 45.3 million b/d compared with 44.4 million b/d for the first quarter of 2013. The estimate for global oil consumption for all of 2014 is 92.7 million b/d, an increase of 1.5% compared with the 2013 estimate of 91.3 million b/d. OECD demand for 2014 is currently forecasted to be slightly below 2013 levels, at 46.0 million b/d compared with 46.1 million b/d in 2013.

Global oil production in the first quarter of 2014 reached 92.2 million b/d, an increase of 1.9 million b/d over the first quarter of 2013. OPEC crude oil production held steady in the first quarter of 2014, averaging 29.9 million b/d, up from 29.7 million b/d in the fourth quarter of 2013, but down from the 30.2 million b/d average in the first quarter of 2013. OPEC production for the 2013 year compared with the 2012 year had declined by 0.8 million b/d to 30.5 million b/d, partially due to production and political issues in Libya and Iran and to offset production increases in Non-OPEC areas. Non-OPEC production growth for 2013 was largely driven by the U.S., which increased its annual oil production by 1.1 million b/d in 2013 to 10.3 million b/d, making the U.S. the second largest oil producer in the world, after Russia. This trend continued in 2014 with U.S. oil production reaching 11.1 million b/d in February 2014, an increase of 0.3 million b/d compared with fourth quarter 2013 U.S. oil production and an increase of 1.3 million b/d when compared with the first quarter of 2013.

Refinery throughput in the Americas increased by about 0.7 million b/d in the first quarter of 2014 compared with the comparable quarter in 2013. Crude oil imports, however, remained steady as local production growth accounted for the bulk of the increase in crude runs. Imports from OPEC countries decreased by 0.2 million b/d, balanced by a 0.2 million b/d increase from Non-OPEC countries in the first quarter of 2014 compared with the comparable quarter in 2013. Chinese crude imports increased from a low of 4.7 million b/d in October 2013 to a peak of 6.7 million b/d in January 2014 before sliding to 6.0 million b/d in February.

During the first quarter of 2014, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 1.6 million dwt as the crude fleet (led by VLCCs) increased by 0.5 million dwt, while the product carrier fleet expanded by 1.1 million dwt. Over the last 12 months, the size of the tanker fleet has increased by 4.3 million dwt as all major size classes added tonnage, except for Aframaxes.

During the first quarter of 2014, the tanker orderbook increased by 1.6 million dwt, with an increase of 3.0 million dwt in the VLCC sector and declines of 2.2 million dwt and 0.5 million dwt in Suezmax and MRs, respectively. For the last 12 months, the orderbook increased by a total of 12.6 million dwt, with VLCCs increasing by 5.0 million dwt, Aframaxes by 6.5 million dwt and MRs by 5.2 million dwt, while Suezmaxes saw a decline of 4.3 million dwt over the same period.

Average VLCC freight rates in the first quarter of 2014 declined from the fourth quarter of 2013, following a decrease in Chinese imports from their peak in October 2013, although both imports and VLCC TCE rates still remained significantly higher than the first quarter of 2013. Aframax rates increased during January 2014, rather briefly, to levels not seen since 2008 driven by strong demand for fuel oil cargoes in the Baltic, high refining throughput in South Europe, and reduced vessel availability in the Caribbean. The average MR rates for the first quarter 2014 held steady from the previous quarter’s average MR rates.

TCE rates for prompt Jones Act Product Carriers and large Articulated Tug Barges (“ATBs”) averaged $94,600 and $60,400 per day, respectively, during the first quarter of 2014, representing increases of 22% and 25%, respectively, for each class of vessel compared to the first quarter of 2013. There was little spot-market activity in the first quarter of 2014 due to limited vessel availability as nearly all vessels were committed to time charters. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage. The increase in rates in the first quarter of 2014 compared with the same quarter of 2013 can largely be attributed to an increase in the coastwise domestic crude oil trade, primarily Eagle Ford crude. The average monthly rate of b/d production from the Eagle Ford formation increased by approximately 398,000 b/d in the first quarter of 2014 compared with the same period in 2013. Eagle Ford oil is transported through pipeline infrastructure to Corpus Christi where it is then shipped by seaborne transportation to refineries along the U.S. Gulf Coast in Texas, Louisiana and Mississippi and to the Philadelphia area.

Form 10-Q Page 38 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of March 31, 2014, the industry’s entire Jones Act fleet of Product Carriers and large ATBs consisted of 60 vessels as there were no newbuild deliveries or vessels scrapped during the quarter. The industry’s firm Jones Act orderbook as of March 31, 2014, with deliveries scheduled between mid-2015 and mid-2017 consisted of 11 Product Carriers and four large ATBs in the 160,000 to 420,000 barrel size range.

Delaware Bay lightering volumes averaged 96,000 b/d in the first quarter of 2014, a decline of 82,000 b/d, or 46%, compared with the first quarter of 2013. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2013.

RESULTS FROM VESSEL OPERATIONS

During the first quarter of 2014, income from vessel operations improved by $31,276 to $32,497 from $1,221 in the first quarter of 2013. This increase reflects the impact of a significant decrease in charter hire expense, higher TCE revenues, and lower depreciation. Such impacts were partially offset by a quarter-over-quarter increase in general and administrative and severance costs.

The decrease in charter hire expense in the first quarter of 2014 compared with the first quarter of 2013 was principally the result of the Company’s rejection of leases and redelivery of 15 time and bareboat chartered-in International Flag vessels between early-January 2013 and mid-April 2013. Such rejections were executed as part of the Company’s Chapter 11 restructuring process. In addition, the Company entered into new lease agreements at lower rates on eight other chartered-in vessels. In addition to the rejected charters, five Suezmaxes were redelivered to their owners by the Company at the expiry of their respective charters after the first quarter of 2013.

The increase in TCE revenues in the first quarter of 2014 of $18,908, or 10% to $214,553 from $195,645 in the first quarter of 2013 was due to (i) a strengthening of rates throughout the International Crude Tankers segment, particularly in the Aframax and VLCC fleets and (ii) the continued strength in the Jones Act market benefitting the U.S. Flag segment. These positive factors were partially offset by a 1,191 day decrease in revenue days, which reflects the vessel redeliveries discussed above, as well as lower rates in the Handysize Product Carrier fleet.

The lower depreciation expense in the first quarter of 2014 was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $365,976 recorded by the Company on 15 of its International Flag vessels in the fourth quarter of 2013.

Technical Management and Outsourcing

Following an internal analysis and outside consultation regarding the best way to improve the returns from its International Flag operations, in January 2014, the Company resolved to outsource the technical management of that fleet. This decision was taken in light of both the decreasing size of the Company’s International Flag fleet, largely as a result of charter rejections consummated through the bankruptcy process, and the potential savings in overhead and other expenses that could not otherwise be achieved.

Form 10-Q Page 39 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2014, certain of the Company’s subsidiaries executed agreements with V.Ships UK Limited (“V.Ships”) for technical management of OSG’s International Flag fleet and related services. These included (i) substantively identical individual ship management agreements assigning technical management responsibilities to V.Ships for each of the 48 vessels in the Company’s International Flag fleet, and (ii) one transition services agreement, encompassing the entire fleet, specifying the terms and conditions of the transition of technical management functions to V.Ships (the “Transition Plan”). The Company’s U.S. Flag business will continue with its historical strategy of performing the technical management of its vessel fleet.

Pursuant to the Transition Plan, the Company began transferring management to V.Ships in March 2014 and expects to complete all of the vessel transfers by the third quarter of 2014. With an annual management fee of $150 per vessel, vessel operating expenses are expected to increase by approximately $1,800 per quarter, after the vessel transfers are completed. In addition, the Company expects to incur one-time third-party manager set up costs of approximately $2,300 during 2014. These increases in vessel expenses will be offset by a decrease in general and administrative expenses, which is expected to exceed the aggregate technical management fees incurred, once the vessel transfers are completed and the employees impacted by the reduction in force announced in January 2014 leave the Company.

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

International Crude Tankers

	Three Months Ended March 31,
	2014	2013
TCE revenues	$82,921	$52,770
Vessel expenses	(21,414)	(22,374)
Charter hire expenses	(14,176)	(18,908)
Depreciation and amortization	(16,207)	(18,299)
Income/(loss) from vessel operations (a)	$31,124	$(6,811)
Average daily TCE rate	$24,228	$14,206
Average number of owned vessels (b)	28.9	28.0
Average number of vessels chartered-in under operating leases	10.7	13.9
Number of revenue days(c)	3,421	3,714
Number of ship-operating days:(d)
Owned vessels	2,600	2,520
Vessels bareboat chartered-in under operating leases	90	154
Vessels time chartered-in under operating leases	682	1,025
Vessels spot chartered-in under operating leases	191	71

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, severance costs, technical management transition costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

Form 10-Q Page 40 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2014 and 2013, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three months ended March 31,	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs: *
Average rate	$32,024	$16,748	$23,632	$-
Revenue days	892	10	886	-
Suezmaxes:
Average rate	$15,603	$-	$8,857	$18,410
Revenue days	38	-	405	14
Aframaxes:
Average rate	$24,745	$-	$13,009	$16,007
Revenue days	1,696	-	1,514	13
Panamaxes:
Average rate	$26,664	$11,870	$17,874	$11,250
Revenue days	359	427	433	359

*	The average rates reported in the above tables represent VLCCs under 15 years of age. The average spot TCE rates earned by Company's VLCCs on an overall basis during the three months ended March 31, 2014 and March 31, 2013 were $30,421 and $22,379, respectively.

During the first quarter of 2014, TCE revenues for the International Crude Tankers segment increased by $30,151, or 57%, to $82,921 from $52,770 in the first quarter of 2013. This increase in TCE revenues reflects substantially higher average blended rates across all fleets in the segment, with the increased rates in the Aframax and VLCC sectors being especially significant. These increases in rates were partially offset by a 293 day decrease in revenue days. The decrease in revenue days reflects 381 fewer chartered-in days in the Suezmax fleet, including one vessel that was returned to its owners prior to the expiration of its charter in January 2013. Two Aframaxes were also returned to their owners subsequent to mid-February 2013, one of which occurred prior to the expiration of its charter. The charters for the vessels that were returned to their owners prior to their expiration were rejected as part of the Company’s Chapter 11 restructuring process. In addition to the changes in the fleet relating to vessel redeliveries, the Company also took delivery of a newbuild Aframax in July 2013, and sold a 1994-built Aframax, that had been utilized in the International Flag Lightering business, during March 2014.

Vessel expenses for the International Crude Tankers segment decreased by $960 to $21,414 in the first quarter of 2014 from $22,374 in the first quarter of 2013. The change in vessel expense is primarily due to a decrease of average daily expenses of $423 per day, which resulted primarily from lower crew costs. The reduced crew costs reflects, in part, the Company’s ULCC being placed in lay-up during April 2013. Charter hire expenses decreased by $4,732 to $14,176 in the first quarter of 2014 from $18,908 in the first quarter of 2013, primarily resulting from a decrease of 287 chartered-in days in the current period, driven by the return of the Suezmaxes discussed above. The Company also renegotiated the rate on one of its chartered-in Aframaxes during late February 2013, which resulted in a lower rate and further contributed to the decrease in charter hire expense. The increase in spot charter-in days was attributable to a reduction in the core International Crude Tankers Lightering fleet as a result of the sale of one vessel, referred to above, and the redeployment of another vessel outside the Lightering business. Depreciation expense decreased by $2,092 to $16,207 in the first quarter of 2014 from $18,299 in the first quarter of 2013, reflecting the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels in the segment recorded in the fourth quarter of 2013, partially offset by an increase in depreciation relating to the newbuild Aframax delivery discussed above.

Form 10-Q Page 41 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operating results for the International Crude Tankers Lightering business for the first quarter of 2014 were approximately $2,000 better than the comparable 2013 period. Improved results reflect, in part, the return of several workboats to their owners after the first quarter of 2013, reductions in the size of OSG Lightering’s core fleet and increases in higher margin service only business.

International Product Carriers
	Three Months Ended March 31,
	2014	2013
TCE revenues	$30,763	$45,888
Vessel expenses	(12,885)	(11,059)
Charter hire expenses	(8,948)	(23,167)
Depreciation and amortization	(6,464)	(6,992)
Income from vessel operations	$2,466	$4,670
Average daily TCE rate	$13,648	$14,935
Average number of owned vessels	17.0	17.0
Average number of vessels chartered-in under operating leases	9.0	17.1
Number of revenue days	2,253	3,072
Number of ship-operating days:
Owned vessels	1,530	1,530
Vessels bareboat chartered-in under operating leases	270	314
Vessels time chartered-in under operating leases	540	1,229

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2014 and 2013 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended March 31,	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$34,926	$13,346	$16,514	$12,190
Revenue days	105	255	274	180
Handysize Product Carriers:
Average rate	$12,646	$13,386	$15,275	$14,014
Revenue days	1,766	128	2,449	170

During the first quarter of 2014, TCE revenues for the International Product Carrier segment decreased by $15,125, or 33%, to $30,763 from $45,888 in the first quarter of 2013. This decrease in TCE revenues resulted primarily from an 819 day reduction in revenue days driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and twelve chartered-in Handysize Product Carriers to their owners between early-January 2013 and the mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced rate after the completion of its scheduled drydocking, which was for the account of the vessel’s owner. These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process. Also contributing to the decrease was a period-over-period decrease in the average daily blended rate earned by the Handysize Product Carrier fleet. Increased daily rates in the Panamax Product Carrier fleet somewhat mitigated the decrease in TCE revenues.

Form 10-Q Page 42 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel expenses for the International Product Carrier segment increased by $1,826 to $12,885 in the first quarter of 2014 from $11,059 in the prior year’s quarter. The increase in vessel expenses was primarily a result of increased average daily vessel expenses of $1,161 per day, which related to higher drydock fuel deviation costs, repair costs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $14,219 to $8,948 in the first quarter of 2014 from $23,167 in the first quarter of 2013 principally due to the chartered-in redeliveries discussed above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on six additional Handysize Product Carriers and entry into new agreements for such vessels at lower rates commencing in March and April 2013. Depreciation and amortization decreased by $528 to $6,464 in the first quarter of 2014 from $6,992 in the first quarter of 2013, principally due to reductions in vessel bases that resulted from impairment charges on two vessels in the segment recorded in the December 2013.

U.S. Flag
	Three Months Ended March 31,
	2014	2013
TCE revenues	$100,908	$95,923
Vessel expenses	(32,393)	(32,945)
Charter hire expenses	(22,358)	(22,305)
Depreciation and amortization	(16,912)	(17,127)
Income from vessel operations	$29,245	$23,546
Average daily TCE rate	$46,304	$44,221
Average number of owned vessels	15.0	15.0
Average number of vessels chartered in under operating leases	10.0	10.0
Number of revenue days	2,179	2,169
Number of ship-operating days:
Owned vessels	1,350	1,350
Vessels bareboat chartered-in under operating leases	900	900

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2014 and 2013 between spot and fixed earnings and the related revenue days.

Three months ended March 31,	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$57,589	$-	$54,871
Revenue days	-	1,018	-	1,064
Non-Jones Act Handysize Product Carriers:
Average rate	$29,470	$5,294	$21,728	$-
Revenue days	180	90	267	-
ATBs:
Average rate	$-	$34,540	$29,855	$30,421
Revenue days	-	712	172	478
Lightering:
Average rate	$65,751	$-	$64,149	$-
Revenue days	179	-	189	-

Form 10-Q Page 43 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2014, TCE revenues for the U.S. segment increased by $4,985, or 5%, to $100,908 from $95,923 in the first quarter of 2013. This increase reflects the continued strength of the Jones Act market, which allowed the Company’s ATBs to operate entirely on time charters at attractive rates during the first quarter of 2014. Such ATBs spent approximately 26% of their revenue days in the spot market in the first quarter of 2013.

U.S. Flag vessel expenses decreased by $552 to $32,393 in the first quarter of 2014 from $32,945 in the first quarter of 2013, due to a decrease in average daily vessel expenses of $245 per day, which resulted primarily from lower repair costs.

As further described in Item 1A, “Risk Factors,” the counter party to the Company’s largest Delaware Bay Lightering contract has approached the Company about restructuring the contract to lower the volumes and has indicated it may have liquidity issues related to any termination or reduction payment. The Company currently believes that under current market conditions, if it were to suffer a reduction in that lightering business, it could replace the potential lost Lightering revenues for these vessels with revenues from other time charters.

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

General and Administrative Expenses

During the first quarter of 2014, general and administrative expenses increased by $4,699 to $24,425 from $19,726 in the first quarter of 2013 principally due to the following:

•

an increase in compensation and benefits for shore-based staff of approximately $2,751 principally attributable to the recognition of stock compensation forfeitures in first quarter of 2013 in connection with the resignation of the former Chief Executive Officer in February 2013, reductions in management fees (expense reimbursements) paid by the commercial pools for which the Company was the commercial manager, and an increase in retention bonuses under programs approved by the Bankruptcy Court in late-March 2013. These increases were partially offset by the classification in the 2014 period of 2014 incentive bonus related accruals associated with staff included in the restructuring plan announced in January 2014 as part of severance costs in the accompanying condensed consolidated financial statements;

•	higher audit related fees of $1,960 related to time incurred in the completion of the 2013 audit whereas the completion of the 2012 audit was delayed and the 2012 audited financial statements were not filed until August 2013 and related professional fees were not incurred in the first quarter of 2013; and
•	an increase in legal fees of $1,188, primarily related to the environmental incident on one of its Marshall Islands-flagged vessels, and consulting expenses, primarily related to the engagement of a third party to provide tax compliance services commencing in February 2013, not included in reorganization items in the accompanying condensed consolidated financial statements.

As a result of the decision to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the International Flag fleet, management estimates that the Company will incur approximately $21,000 during 2014 and 2015 relating to employee (both shore side and seagoing) transition and termination benefits (including related professional fees) of which $6,683 was incurred during the first quarter of 2014 and reported as severance costs on the condensed consolidated statement of operations for the three months ended March 31, 2014.

Form 10-Q Page 44 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies:

During the first quarter of 2014, equity in income of affiliated companies decreased by $1,796 to $8,494 from $10,290 in the first quarter of 2013. The quarter-over-quarter change was principally attributable to the decrease in revenue earned by the LNG joint venture as a result of 40 offhire days during the quarter ended March 31, 2014 for repairs to one of the joint venture’s vessels that was involved in a collision in late December 2013.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

The following table summarizes OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of March 31, 2014 and 2013.

Three months ended March 31,	2014		2013
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	160	49.9%	180	49.9%
FSOs operating on long-term charter	90	50.0%	90	50.0%
Total	250		270

Income Tax Provision:

The income tax provision for the three months ended March 31, 2014 of $1,329 compares with a benefit of $5,835 for the three months ended March 31, 2013. The increase in the income tax provision was driven by a change in tax status of one of the U.S. owned vessels, as described below. Effective January 1, 2013, the Overseas Maremar, an International Flag Product Carrier, exited the U.S. tonnage tax regime. As a result of this change in its tax status, deferred tax assets of $5,261 were recognized as part of the first quarter 2013 income tax benefit. The effective tax rate for the first quarter of 2014 increased from the first quarter of 2013 as a result of decreases in foreign losses generated for which no benefit was recorded and additional non-deductible bankruptcy related professional fees.

OSG is regularly under audit by tax authorities, and tax years ended 2004 through 2012 are currently being audited by the IRS. The final determination of tax audits could be materially different from the historical income tax provisions and accruals. The results of an audit could, therefore, have a material effect on the Company’s financial statements in the period or periods for which that determination is made.

On January 21, 2014, the IRS amended their December 19, 2013 claim to adjust for a computational error in calculating the interest thereby reducing the claim to $255,760. As of March 31, 2014, the claim submitted by the IRS has not been approved by the Bankruptcy Court and, therefore, the Company does not consider the IRS claim to have been effectively settled. This IRS claim has been reflected in income taxes payable on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. There have been no further developments with respect to either the IRS claim or their audit of the tax years ended 2004 through 2012 during the three months ended March 31, 2014.

Form 10-Q Page 45 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

	Three Months Ended March 31,
	2014	2013
Net income/(loss)	$10,417	$(167,762)
Income tax provision/(benefit)	1,329	(5,835)
Interest expense	123	288
Depreciation and amortization	40,078	43,271
EBITDA	$51,947	$(130,038)

Liquidity and Sources of Capital:

Working capital at March 31, 2014 was approximately $481,000 compared with $439,000 at December 31, 2013. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Approximately 29% of cash on hand at March 31, 2014 was held by the Company’s foreign subsidiaries. The positive working capital position at March 31, 2014 and December 31, 2013 reflects the accounting principles applicable to companies operating under bankruptcy protection.

Net cash provided by operating activities in the three months ended March 31, 2014 was $44,058 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2014) compared with $67,431 provided by operating activities in the three months ended March 31, 2013.

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $234,623 for uncertain tax positions that we believe are likely to be settled during 2014. Additionally, we have a noncurrent reserve of approximately $26,685 for other uncertain tax positions and we are uncertain if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

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

Form 10-Q Page 46 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The commencement of the Chapter 11 Cases raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 2, “Chapter 11 Filing and Going Concern,” to the accompanying condensed consolidated financial statements for additional information with respect to the Company’s ability to continue as a going concern.

The Company’s Chapter 11 Filing is intended to permit the Company to reorganize and improve liquidity, resolve material tax and other claims and emerge with a stronger balance sheet. The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Additionally, if liquidity needs require, the Company could pursue the sale of certain of its cash generating businesses. Our current liquidity needs arise primarily from capital expenditures for our vessels, working capital requirements to support our business and payments required under our secured indebtedness as approved by the Bankruptcy Court. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand, trade credit extended by vendors and proceeds from sales of assets.

Notwithstanding the impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our obligations, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with any financial and other covenants contained in our debt and other agreements, our ability to reorganize our capital structure under Bankruptcy Court supervision and other factors. Additionally, our Chapter 11 Cases and related matters could negatively impact our financial condition.

Although the continued volatility of spot rates in the International Flag segments in the near term may have an adverse effect on the Company’s operating cash flows and performance, we believe that existing cash and cash equivalents on hand, cash generated from operations, trade credit extended by vendors and proceeds from sales of assets will be sufficient to fund anticipated working capital cash requirements during the Bankruptcy process. However, there can be no assurance that cash on hand will be sufficient to meet our ongoing working capital cash needs.

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it is in bankruptcy as of March 31, 2014, and its actions are subject to Bankruptcy Court approval, it could no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded for the three months ended March 31, 2014.

Form 10-Q Page 47 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Original Reorganization Plan

On February 12, 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the lenders (the “Consenting Lenders”) holding an aggregate of approximately 60% of amounts outstanding under the Company’s Unsecured Revolving Credit Facility. The Plan Support Agreement required the Consenting Lenders to support and vote in favor of a proposed plan of reorganization of the Debtors consistent with the terms and conditions set forth in the term sheet attached as an exhibit to and incorporated into the Plan Support Agreement (as amended, the “Term Sheet”).

As a result of additional lenders acceding to the Plan Support Agreement, lenders holding approximately 77% of amounts outstanding under the Unsecured Revolving Credit Facility were Consenting Lenders. On February 28, 2014, the Debtors and the commitment parties under the Plan Support Agreement entered into an equity commitment agreement (the “Consenting Lenders’ ECA”), which set forth, among other things, the terms of a proposed $300,000 rights offering, which would be backstopped by the Consenting Lenders.

Pursuant to the Plan Support Agreement, on March 7, 2014, the Debtors filed the Joint Plan of Reorganization of Overseas Shipholding Group, Inc. et al. (the “Original Plan”), with the Bankruptcy Court. The Original Plan generally provided that creditors’ allowed non-subordinated claims against the Debtors other than claims under the Unsecured Revolving Credit Facility, would be paid in full, in cash, including post-petition interest, or reinstated and holders of equity interests and claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of shares of common stock and warrants valued at approximately $61,400. Under the Original Plan, holders of claims arising out of the Unsecured Revolving Credit Facility would receive their pro rata share of stock and warrants of the reorganized OSG. In addition, the Original Plan provided that the 7.50% Unsecured Senior Notes due in 2024 issued by OSG and the 8.125% Unsecured Senior Notes due in 2018 issued by OSG will be reinstated, following payment of outstanding interest. In connection with the Original Plan, the Debtors entered into a commitment letter (the “Goldman Commitment Letter”) with Goldman Sachs Bank USA to provide $935,000 in exit financing to the fund the Debtors’ emergence from bankruptcy.

On March 17, 2014, the United States Trustee appointed an official committee of equity security holders (the “Equity Committee”). At the request of the Equity Committee, the Bankruptcy Court adjourned the hearing originally scheduled for March 20, 2014 for consideration of the Plan Support Agreement and Consenting Lenders’ ECA while the Equity Committee more fully immersed itself in the proceedings. On April 4, 2014, the Court entered an order authorizing the Debtors’ entry into and performance under the Plan Support Agreement and Consenting Lenders’ ECA, and as part of that order, adjourned the hearing on the Disclosure Statement until May 7, 2014, and the Confirmation Hearing until June 18, 2014. The Debtors also agreed to continue to reasonably consult and confer with certain holders of OSG equity securities (the “Equity Holders”) and the Equity Committee and their advisors regarding a potential alternative plan of reorganization and potential sources of exit financing, and to continue to provide reasonable diligence information about the Debtors. Furthermore, the Debtors agreed to make their management reasonably available and to continue to provide reasonable access to certain non-public information in furtherance of the diligence process.

Amended Reorganization Plan

After filing the Original Plan, the Debtors continued to extensively consult and confer with certain Equity Holders as well as the Equity Committee. On April 18, 2014, certain Equity Holders provided the Debtors with a plan term sheet (the “Equity Term Sheet”). Following additional analysis and consultation, the Debtors determined that an alternative plan based on the Equity Term Sheet (as described below, the “Equity Proposal”) was more favorable than the Original Plan. On May 2, 2014, the Debtors filed an amended plan of reorganization (the “Amended Plan”) that reflected the terms of the Equity Term Sheet, together with a disclosure statement describing such Equity Proposal (the “Disclosure Statement”).

Form 10-Q Page 48 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Debtors also entered into a new equity commitment agreement (the “Equity Commitment Agreement”) with certain Equity Holders, who collectively hold approximately 30% of the outstanding shares of the Company (each, a “Commitment Party” and, collectively, the “Commitment Parties”). Pursuant to the Equity Commitment Agreement, each Commitment Party has agreed to purchase shares in a rights offering with an aggregate offering amount of $1,500,000. Each Commitment Party has committed to purchase shares in respect of unexercised subscription rights in the rights offering in proportion to the commitment percentage set forth in the Equity Commitment Agreement. Pursuant to the terms of the rights offering, the Debtors will distribute to each Equity Holder one subscription right in respect of each existing equity interest held by such Equity Holder. Each Equity Holder who is either an “accredited investor” as defined in Rule 501 under the Securities Act of 1933 (the “Securities Act”) or a “qualified institutional buyer” as defined in Rule 144A under the Securities Act shall be entitled to exercise the subscription right to purchase eleven and one half new class A securities at the price of $3.00 per security. Each Equity Holder who is not an “accredited investor” or “qualified institutional buyer” or that decides for any reason not to participate in the rights offering shall be entitled to receive one new class B security in exchange for each existing equity interest held by such Equity Holder. Class B securities carry an entitlement to distribution of up to 10 % of the net litigation recovery in the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners. Each new class B security will be convertible, at the option of the holder, at any time prior to the entry of a final order entering judgment for or against the defendants in the Proskauer litigation, into one new class A security and will automatically convert into one new class A security on the tenth business day after the entry of a final order with respect to such litigation and the distribution of any Net Litigation Recovery (as defined in the Equity Commitment Agreement) to the holders of class B securities. The Equity Committee and the Commitment Parties support confirmation of the Amended Plan.

The Debtors have completed diligence and documentation of commitments with Jefferies Finance LLC for the exit financing facilities contemplated by the Amended Plan. These facilities include: (a) a term loan of approximately $600,000 secured by a first lien on substantially all the Debtors’ U.S. Flag assets other than certain specified assets that secure the asset-based revolving loan facility described below and a second lien on these specified assets; (b) a term loan of approximately $600,000 secured by a first lien on substantially all the Debtors’ International Flag assets, which lien is pari passu to the lien securing the revolving facility described below; (c) an asset based revolving loan facility of approximately $75,000 secured by a first lien on certain specified assets of the Debtors’ other U.S. Flag assets and a second lien on substantially all the Debtors’ U.S. Flag assets; and (d) a revolving loan facility of approximately $75,000 secured by a pari passu first lien on substantially all the Debtors’ International Flag assets. The Debtors have filed motions seeking approval of the Equity Commitment Agreement and the exit financing commitments, the hearing for which is scheduled for May 23, 2014.

In accordance with their support of the Amended Plan, the Debtors terminated the Plan Support Agreement pursuant to Section 6 thereof, which permitted the Debtors to terminate the agreement and their obligations thereunder if the Debtors received an unsolicited proposal for an alternative plan and reasonably determined that such alternative plan was likely to be more favorable than the Original Plan. The Debtors also exercised their right to terminate the Goldman Commitment Letter, which arose by virtue of the Debtors’ support of the Amended Plan. The Debtors intend to seek approval of the Disclosure Statement at a hearing scheduled for May 23, 2014, after which they intend to solicit votes on the Amended Plan in accordance with the Bankruptcy Court’s orders. The Debtors have further requested that the Bankruptcy Court schedule a record date for purposes of participation in the rights offering for June 2, 2014. The Debtors have also proposed suspending trading of existing equity interests (or beneficial interests therein) on the last date which allows a purchaser to become a holder of record on the June 2, 2014 record date (which date is May 28, 2014) and accordingly disregarding for purposes of distributions under the Amended Plan any purported transfers of existing equity interests (or beneficial interests therein) after May 28, 2014. The Debtors have requested that the Bankruptcy Court set July 14, 2014 as the date of the hearing on confirmation of the Amended Plan.

The Amended Plan is subject to revision in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization plan or confirmation of such plan by the Bankruptcy Court.

Form 10-Q Page 49 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Exit Facilities

The Debtors have completed diligence and documentation of commitments with Jefferies Finance LLC for the exit financing facilities contemplated by the Amended Plan. These facilities include: (a) a term loan of approximately $600,000 secured by a first lien on substantially all the Debtors’ U.S. Flag assets other than certain specified assets that secure the asset-based revolving loan facility described below and a second lien on these specified assets; (b) a term loan of approximately $600,000 secured by a first lien on substantially all the Debtors’ International Flag assets, which lien is pari passu to the lien securing the revolving facility described below; (c) an asset based revolving loan facility of approximately $75,000 secured by a first lien on certain specified assets of the Debtors’ other U.S. Flag assets and a second lien on substantially all the Debtors’ U.S. Flag assets; and (d) a revolving loan facility of approximately $75,000 secured by a pari passu first lien on substantially all the Debtors’ International Flag assets. The Debtors have filed motions seeking approval of the Equity Commitment Agreement and the exit financing commitments, the hearing for which is scheduled for May 23, 2014.

Cost Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 vessels (which was subsequently increased to 48 vessels) in OSG’s International Flag fleet intend to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the International Flag fleet to V. Ships UK Limited (“V.Ships”). OSG expects to incur approximately $34,000 in total expenses related to the transition to the outsourcing arrangement. Of this estimated $34,000 amount, approximately $21,000 is expected to be related to employee transition and termination benefits and similar transition and termination costs, and approximately $13,000 is expected to be related to set-up, wind-down and transitions costs. The estimates contained herein are subject to uncertainty. See Note 16, “Agreements with Executive Officers and Severance Costs,” to the accompanying condensed consolidated financial statements for additional information with respect to such estimated severance costs.

The outsourcing of technical management is intended to provide the Company’s International Flag business with a competitive cost structure, consistent with industry best practice that will enable it to take advantage of future market opportunities.

Debt Facilities

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases constituted an event of default or termination event under a number of instruments and agreements relating to debt of the Company and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of March 31, 2014 and December 31, 2013.

Also as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and Secured Loan Facilities (see Note 5, “Debt,” to the accompanying condensed consolidated financial statements for additional information) and related accrued interest and unamortized deferred financing costs were classified as Liabilities Subject to Compromise in the consolidated balance sheets as of November 14, 2012, the date of the Chapter 11 filings, in accordance with ASC 852, Reorganizations. Debt included in Liabilities Subject to Compromise will be paid in accordance with the ultimate claims resolution in the Chapter 11 Cases.

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of March 31, 2014. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of March 31, 2014, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $919,413 of which $742,051 was nonrecourse to the Company.

Form 10-Q Page 50 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of March 31, 2014, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $88,681 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2014 follows:

	Balance of					Beyond
	2014	2015	2016	2017	2018	2018	Total
Uncertain tax positions,
including interest and penalties(1)	$234,623	$-	$-	$-	$-	$-	$234,623
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations(3)
Bareboat Charter-ins	71,041	97,816	99,038	98,219	93,200	111,318	570,632
Time Charter-ins	27,797	24,167	1,004	-	-	-	52,968
Construction contracts(4)	26,418	-	-	-	-	-	26,418
Total	$359,879	$121,983	$100,042	$98,219	$93,200	$111,318	$884,641

(1)	The uncertain tax positions, including interest relate to issues currently under examination by taxing authorities for which it is reasonable to believe that settlement will occur during 2014. In addition to the obligations in the table above, a noncurrent reserve of approximately $26,685 for other uncertain tax positions has also been recorded since we are uncertain about if or when such amounts may be settled.
(2)	As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company’s secured and unsecured indebtedness were stayed until the Bankruptcy Court determines the allowable claims.
(3)	As of March 31, 2014, the Company had charter-in commitments for 21 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.
(4)	Represents remaining commitments under shipyard construction and conversion contracts, excluding capitalized interest and other construction costs.

Risk Management:

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. As such, the outstanding obligations under said agreements, including accrued interest, were reclassified to Liabilities Subject to Compromise on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Form 10-Q Page 51 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The Company seeks to reduce its exposure to future increases in fuel prices in the normal course of its International Crude Tankers lightering business, which includes a number of fixed rate Contracts of Affreightment, by entering into standalone bunker swaps that are settled on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q Page 52 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 17, “Contingencies,” to the condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

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

There have been material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). In addition to the risk factors disclosed in the 2013 Form 10-K, the following important risk factors could cause actual results to differ materially from those contained in the forward-looking statements made in this report or presented elsewhere by management from time to time. If any of the circumstances or events described below actually arise or occur, the Company’s business and results of operations could be materially adversely affected.

RISK FACTORS

The risks that were applicable to the Original Plan continue to apply to the Amended Plan.

On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of the Company, referred to herein as the Amended Plan. Following discussion and analysis, the Debtors determined such proposal to be more favorable to the Debtors’ creditors and interest holders than the Original Plan.  Accordingly, the Debtors terminated the Plan Support Agreement between the Debtors and the Consenting Lenders on May 2, 2014 and filed with the Bankruptcy Court the Amended Plan, together with a disclosure statement describing such Amended Plan. The risks relating to the Original Plan disclosed in the 2013 Form 10-K continue to apply to the Amended Plan. In addition, various factors, including the impact of alternative proposals, views and objections of creditor committees and representatives, may lead to the Debtors making additional amendments or changes to the Amended Plan. See “Item 1A, Risk Factors – Chapter 11 Cases specific risk factors,” in the 2013 Form 10-K.

OSG could be adversely affected if its counterparties on contracts fail to meet their obligations, which could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The counter party to OSG’s largest Delaware Bay Lightering contract has approached the Company about restructuring the contract to lower the minimum volumes contained therein and has indicated that termination or reduction payment that they would be required to make under the terms of the underlying contract would pose an unreasonable economic burden. If the counterparty fails to comply with the terms of the existing long-term contract, including provisions requiring that compensation be paid to the Company, under certain circumstances, and OSG is unable to obtain replacement time charters at desirable rates, the Company’s profitability and cash flows may be adversely affected.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 54.

Form 10-Q Page 53 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 12, 2014	/s/ Robert Johnston
Robert Johnston
Chief Executive Officer and President

Date: May 12, 2014	/s/ Ian T. Blackley
Ian T. Blackley
Senior Vice President, Chief Financial Officer and Treasurer

Form 10-Q Page 54 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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