Form 10-Q
period 2014-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2014-08-04
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Shares outstanding as of July 31, 2014– 30,546,810

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$644,905	$601,927
Voyage receivables, including unbilled of $75,829 and $113,336	112,227	147,964
Income tax recoverable	23,407	3,952
Other receivables	19,197	16,838
Inventories, prepaid expenses and other current assets	51,350	41,168
Deferred income taxes	5,464	5,464
Total Current Assets	856,550	817,313
Vessels and other property, including construction in progress of $61,859 and $54,644, less accumulated depreciation of $586,208 and $524,948	2,302,017	2,359,352
Deferred drydock expenditures, net	56,515	57,248
Total Vessels, Deferred Drydock and Other Property	2,358,532	2,416,600

Investments in affiliated companies	336,841	323,327
Intangible assets, less accumulated amortization of $35,506 and $33,164	57,825	60,167
Other assets	45,686	27,087
Total Assets	$3,655,434	$3,644,494

LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$138,293	$121,582
Income taxes payable, including reserve for uncertain tax positions of $248,486 and $234,623	270,925	256,258
Total Current Liabilities	409,218	377,840
Reserve for uncertain tax positions	26,764	26,585
Deferred income taxes	325,044	369,954
Other liabilities	44,203	42,189
Liabilities subject to compromise	3,106,056	2,888,173
Total Liabilities	3,911,285	3,704,741

Deficit:
Total Deficit	(255,851)	(60,247)
Total Liabilities and Deficit	$3,655,434	$3,644,494

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shipping Revenues:
Pool revenues, including $15,386, $22,888, $37,223 and $46,155 received from companies accounted for by the equity method	$28,410	$48,252	$73,477	$104,507
Time and bareboat charter revenues	96,609	91,616	191,737	175,417
Voyage charter revenues	116,758	88,246	269,009	195,628
	241,777	228,114	534,223	475,552
Operating Expenses:
Voyage expenses	70,129	41,948	148,022	93,741
Vessel expenses	66,726	64,311	133,397	130,678
Charter hire expenses	39,983	49,964	85,465	115,424
Depreciation and amortization	39,529	42,872	79,607	86,143
General and administrative	19,485	26,329	43,910	46,055
Technical management transition costs	1,638	-	1,832	-
Severance costs	7,964	3,486	14,647	3,064
Gain on disposal of vessels and other fixed assets	(4)	(1,228)	(1,481)	(1,206)
Total Operating Expenses	245,450	227,682	505,399	473,899
Income/(loss) from Vessel Operations	(3,673)	432	28,824	1,653
Equity in income of affiliated companies	9,637	10,573	18,131	20,863
Operating income	5,964	11,005	46,955	22,516
Other income	145	483	279	284
Income before interest expense, reorganization items and income taxes	6,109	11,488	47,234	22,800
Interest expense	(174,511)	(31)	(174,634)	(319)
Income/(loss) before reorganization items and income taxes	(168,402)	11,457	(127,400)	22,481
Reorganization items, net	(86,123)	(37,503)	(115,379)	(222,124)
Loss before income taxes	(254,525)	(26,046)	(242,779)	(199,643)
Income tax benefit	50,414	1,899	49,085	7,734
Net Loss	$(204,111)	$(24,147)	$(193,694)	$(191,909)

Weighted Average Number of Common Shares Outstanding:
Basic	30,546,423	30,493,980	30,531,493	30,471,469
Diluted	30,546,423	30,493,980	30,531,493	30,471,469
Per Share Amounts:
Basic net income/(loss)	$(6.68)	$(0.79)	$(6.34)	$(6.30)
Diluted net income/(loss)	$(6.68)	$(0.79)	$(6.34)	$(6.30)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Loss	$(204,111)	$(24,147)	$(193,694)	$(191,909)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	-	-	(49)
Net change in unrealized losses on cash flow hedges	(1,939)	20,456	(3,717)	28,273
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	12	1	17	(20)
Net change in unrecognized actuarial losses	(252)	(19)	(361)	434
Other Comprehensive (Loss)/Income	(2,179)	20,438	(4,061)	28,638
Comprehensive Loss	$(206,290)	$(3,709)	$(197,755)	$(163,271)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(193,694)	$(191,909)
Items included in net loss not affecting cash flows:
Depreciation and amortization	79,607	86,143
Amortization of deferred gain on sale and leasebacks	-	42
Compensation relating to restricted stock and stock option grants	517	(1,014)
Deferred income tax benefit	(44,903)	(11,229)
Undistributed earnings of affiliated companies	(14,633)	(17,292)
Deferred payment obligations on charters-in	1,940	2,769
Contractual post-petition interest accrued on liabilities subject to compromise	174,476	-
Reorganization items, non-cash	64,469	196,092
Gain on sublease contracts	-	(691)
Other – net	1,377	1,193
Items included in net loss related to investing and financing activities:
Loss on sale of securities and other investments – net	-	200
Gain on disposal of vessels – net	(1,481)	(1,206)
Payments for drydocking	(15,712)	(9,017)
Changes in other operating assets and liabilities	13,067	44,963
Net cash provided by operating activities	65,030	99,044
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	-	238
Expenditures for vessels	(15,721)	(14,077)
Proceeds from disposal of vessels	7,594	485
Expenditures for other property	(216)	(1,441)
Other – net	185	2,009
Net cash used in investing activities	(8,158)	(12,786)
Cash Flows from Financing Activities:
Purchases of treasury stock	(162)	(42)
Payments on debt, including adequate protection payments	(5,307)	(6,774)
Deferred financing costs paid	(8,425)	-
Net cash used in financing activities	(13,894)	(6,816)
Net increase in cash and cash equivalents	42,978	79,442
Cash and cash equivalents at beginning of year	601,927	507,342
Cash and cash equivalents at end of period	$644,905	$586,784

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in				Accumulated Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital	Earnings	Shares	Amount	Loss**	Total
Balance at January 1, 2014	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)
Net loss			(193,694)				(193,694)
Other comprehensive income/(loss)						(4,061)	(4,061)
Forfeitures of restricted stock awards		3,110		138,330	(3,110)		-
Compensation related to options granted		278					278
Amortization of restricted stock awards		2,035					2,035
Purchases of treasury stock				30,280	(162)		(162)
Balance at June 30, 2014	$44,291	$419,176	$192,556	13,743,949	$(838,469)	$(73,405)	$(255,851)

Balance at January 1, 2013	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246
Net loss			(191,909)				(191,909)
Other comprehensive income/(loss)						28,638	28,638
Forfeitures of restricted stock awards		-		108,516	-		-
Compensation related to options granted		(370)		-	-		(370)
Amortization of restricted stock awards		(644)		-	-		(644)
Purchases of treasury stock		-		40,370	(42)		(42)
Balance at June 30, 2013	$44,291	$413,397	$832,571	13,545,206	$(835,197)	$(85,143)	$369,919

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares issued as of June 30, 2014.
**	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Approximately $34,526 and $20,500 of cash and cash equivalents in the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, is restricted for the general operations of 15 vessels pledged as collateral under secured term loans. See Note 5, “Debt,” for a further discussion of secured term loans.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and six month periods ended June 30, 2014 and June 30, 2013, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 55% and 58% of consolidated voyage receivables at June 30, 2014 and December 31, 2013, respectively.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the second quarter of 2014, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the year-to-date effective tax rate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740. This cut-off method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (ASC 205) and Property Plant and Equipment (ASC 360), which amends the criteria for reporting discontinued operations. The amendments require that when a component of an entity or group of components of an entity is a) classified as held for sale, b) is disposed of by sale or c) disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff) such disposal would be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. Therefore disposals of small groups of assets that are recurring in nature are less likely to qualify for discontinued operations presentation as a result of the amendments. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014 for all new disposals (or new classifications as held for sale) of components of an entity that occur within those years and all business that, on acquisition, are classified as held for sale that occur within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of the amendments to the accounting standards to have a significant impact on its condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public companies and early adoption is not permitted. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on its condensed consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

Note 2 — Chapter 11 Filing and Going Concern:

Chapter 11 Filing

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). These cases are being jointly administered under the caption In re Overseas Shipholding Group, Inc. et al., Case No. 12 – 20000 (PJW) (the “Chapter 11 Cases”). Certain subsidiaries and affiliates of the Company (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases. Since the Petition Date, the Debtors have operated their businesses as “debtors-in-possession” in the ordinary course under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Non-Filing Entities have continued to operate their businesses in the ordinary course of business.

In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain the required votes of certain creditors and equity holders (see Amended Reorganization Plan below) accepting a plan of reorganization as well as the Bankruptcy Court’s confirmation of such plan, which will enable the Debtors to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with a reorganization plan, the Debtors will require a new credit facility, or “exit financing.” The Debtors’ ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Original Reorganization Plan

During February 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the lenders (the “Consenting Lenders”) holding an aggregate of approximately 77% of amounts outstanding under the Company’s Unsecured Revolving Credit Facility. The Plan Support Agreement required the Consenting Lenders to support and vote in favor of a proposed plan of reorganization of the Debtors consistent with the terms and conditions set forth in the term sheet attached as an exhibit to and incorporated into the Plan Support Agreement. On February 28, 2014, the Debtors and the commitment parties under the Plan Support Agreement entered into an equity commitment agreement (the “Consenting Lenders’ ECA”), which set forth, among other things, the terms of a proposed $300,000 rights offering, which would be backstopped by the Consenting Lenders.

Pursuant to the Plan Support Agreement, on March 7, 2014, the Debtors filed the Joint Plan of Reorganization of Overseas Shipholding Group, Inc. et al. (the “Original Plan”), with the Bankruptcy Court. The Original Plan generally provided that creditors’ allowed non-subordinated claims against the Debtors, other than claims under the Unsecured Revolving Credit Facility, would be paid in full, in cash, including post-petition interest, or reinstated and holders of equity interests and claims subordinated pursuant to section 510(b) of the Bankruptcy Code would receive a combination of shares of common stock and warrants issued by reorganized OSG valued at approximately $61,400. Under the Original Plan, holders of claims arising out of the Unsecured Revolving Credit Facility would receive their pro rata share of stock and warrants of the reorganized OSG. In addition, the Original Plan provided that the 7.50% Unsecured Senior Notes due in 2024 issued by OSG and the 8.125% Unsecured Senior Notes due in 2018 issued by OSG would be reinstated, following payment of outstanding interest. In connection with the Original Plan, the Debtors entered into a commitment letter with Goldman Sachs Bank USA (the “Goldman Commitment Letter”) to provide $935,000 in exit financing to fund the Debtors’ emergence from bankruptcy.

On March 17, 2014, the United States Trustee appointed an official committee of equity security holders (the “Equity Committee”). At the request of the Equity Committee, the Bankruptcy Court adjourned the hearing originally scheduled for March 20, 2014 for consideration of the Plan Support Agreement and Consenting Lenders’ ECA while the Equity Committee more fully immersed itself in the proceedings. The Debtors agreed to continue to reasonably consult and confer with certain holders of OSG equity securities (the “Equity Holders”) and the Equity Committee and their advisors regarding a potential alternative plan of reorganization and potential sources of exit financing, and to continue to provide reasonable diligence information about the Debtors. Furthermore, the Debtors agreed to make their management reasonably available and to continue to provide reasonable access to certain non-public information in furtherance of the diligence process.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amended Reorganization Plan

On April 18, 2014, certain Equity Holders provided the Debtors with a plan term sheet (the “Equity Term Sheet”). Following additional analysis and consultation, the Debtors determined that an alternative plan based on the Equity Term Sheet (as described below, the “Equity Proposal”) was more favorable than the Original Plan. On May 2, 2014, the Debtors filed an amended plan of reorganization (the “Equity Plan”) that reflected the terms of the Equity Term Sheet, together with a disclosure statement describing such Equity Proposal (the “Disclosure Statement”).

In accordance with their support of the Equity Plan, the Debtors terminated the Plan Support Agreement pursuant to Section 6 thereof, which permitted the Debtors to terminate the agreement and their obligations thereunder if the debtors received an unsolicited proposal for an alternative plan and reasonably determined that such alternative plan was likely to be more favorable than the Original Plan. The Debtors also exercised their right to terminate the Goldman Commitment Letter, which arose by virtue of the Debtors’ support of the Equity Plan.

The Debtors also entered into a new equity commitment agreement (the “ECA”) with certain Equity Holders, who collectively held approximately 30% of the outstanding shares of the Company (each, a “Commitment Party” and, collectively, the “Commitment Parties”). The ECA was amended on May 20, 2014 (the “Equity Commitment Agreement Amendment”) and on May 26, 2014, (the “Second Equity Commitment Agreement Amendment”) (and collectively with the ECA, the “Equity Commitment Agreement”). Pursuant to the Equity Commitment Agreement, each Commitment Party has agreed to purchase shares in a rights offering (the “Rights Offering”) with an aggregate offering amount of $1,510,000. Each Commitment Party has committed to purchase shares in respect of unexercised subscription rights (each such right, a “Subscription Right”) in the Rights Offering in proportion to the commitment percentage set forth in the Equity Commitment Agreement. The Rights Offering will be backstopped by each Commitment Party or its designee on a several but not joint basis. Pursuant to the terms of the Rights Offering, the Debtors will distribute to each Equity Holder one subscription right in respect of each existing equity interest held by such Equity Holder. Each Equity Holder who is either an “accredited investor” as defined in Rule 501 under the Securities Act of 1933 (the “Securities Act”) or a “qualified institutional buyer” as defined in Rule 144A under the Securities Act shall be entitled to exercise the Subscription Right to purchase twelve new Class A securities at the price of $3.00 per security. Each Equity Holder who is not an “accredited investor” or “qualified institutional buyer” or that decides for any reason not to participate in the Rights Offering shall be entitled to receive one new Class B security in exchange for each existing equity interest held by such Equity Holder. Class B securities carry an entitlement to distribution of up to 10 % of the net litigation recovery in the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners. Each new Class B security will be convertible, at the option of the holder, at any time prior to the entry of a final order entering judgment for or against the defendants in the Proskauer litigation, into one new Class A security and will automatically convert into one new Class A security on the tenth business day after the entry of a final order with respect to such litigation and the distribution of any Net Litigation Recovery (as defined in the Equity Commitment Agreement) to the holders of Class B securities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Second Equity Commitment Agreement Amendment joined certain additional parties to the Equity Commitment Agreement as Commitment Parties. Certain of those additional parties were holders of the Company’s 7.50% Senior Notes due 2024 (the “7.50% 2024 Notes”) and had previously filed objections to the Debtors’ proposed Disclosure Statement and expressed an intention to oppose confirmation of the Debtors’ Amended Equity Plan (as defined below). Pursuant to the terms of the Second Equity Commitment Agreement Amendment, those parties agreed to support and vote in favor of the Amended Equity Plan and withdrew their previously-filed objections. The Equity Commitment Agreement was approved by the Bankruptcy Court on May 27, 2014.

On May 21, 2014, the Debtors filed with the Bankruptcy Court the first amendment to the Equity Plan and Disclosure Statement and on May 26, 2014 the Debtors filed with the Bankruptcy Court the further amendment to the Equity Plan and Disclosure Statement (the “Amended Equity Plan” and “Amended Disclosure Statement,” respectively).

Pursuant to the Amended Equity Plan, each holder of the 7.50% 2024 Notes will have its 7.50% 2024 Notes reinstated and will receive a cash payment equal to the amount of unpaid and overdue interest, unless such holder elected by July 7, 2014 to receive an alternative distribution (the “Alternative Distribution”) of new notes (the “Election 1 Notes”). The Election 1 Notes will be due February 15, 2021 and will otherwise have the same terms as the 7.50% 2024 Notes. Each holder that elected to receive the Alternative Distribution will receive Election 1 Notes with a principal amount equal to that of the 7.50% 2024 Notes currently owned by that holder together with a cash payment equal to 1% of the principal amount of the 7.50% 2024 Notes held by such holder and a cash payment equal to the amount of unpaid and overdue interest that would have been owed under the 7.50% 2024 Notes if they were reinstated (together with any interest that has accrued but is not due for payment as of the effective date of the Amended Equity Plan).

On July 15, 2014, the Amended Equity Plan was further amended (the “Second Amended Equity Plan”) to reflect an agreement by holders of approximately 74% of the principal amount of the 7.50% 2024 Notes, which provided (i) for the payment in cash of a consent fee to holders of 7.50% 2024 Notes validly and timely electing by July 22, 2014 to receive Election 2 Notes (“Election 2 Noteholders”) equal to 3% of the aggregate principal amount of the 7.50% 2024 Notes held by such Election 2 Noteholders, (ii) that interest on overdue interest shall not be due and payable to Election 2 Noteholders in respect of the 7.50% 2024 Notes and (iii) for the addition of new definitions for Election 1 Notes and Election 2 Notes, which Election 2 Notes will be issued pursuant to the terms of a supplemental indenture. The Debtors reopened the Election period under the Second Amended Equity Plan and provided notice to Holders of 7.50% 2024 Notes who elected to receive Election 1 Notes, and all other 7.50% 2024 Noteholders. A tabulation of the election forms submitted by July 22, 2014 indicated that Holders of 7.50% 2024 Notes representing 95.01% of the aggregate principal amount of the 7.50% 2024 Notes outstanding, elected to receive Election 2 Notes and 4.46% elected to receive Election 1 Notes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement

On May 2, 2014, the Debtors entered into a registration rights agreement with each Commitment Party (the “Registration Rights Agreement”) setting forth, among other things, registration rights of each Commitment Party and, potentially, certain other holders of Class A shares and Class A warrants. Pursuant to the Registration Rights Agreement, OSG will be required to register, on a registration statement to be filed with the Securities and Exchange Commission, the resale of certain Class A securities for the benefit of the Commitment Parties and potentially certain other shareholders.

On May 26, 2014, the Debtors and each of the Commitment Parties entered into an amendment to the Registration Rights Agreement (the “Registration Rights Agreement Amendment”). The Registration Rights Agreement Amendment joined certain additional parties to the Registration Rights Agreement as Commitment Parties. The Registration Rights Agreement, as amended, was approved by the Bankruptcy Court on May 27, 2014.

Exit Facilities

On May 2, 2014, Jefferies Finance LLC (“Jefferies”) executed commitment documents whereby Jefferies agreed to provide secured debt financing to support the Equity Plan. After amendments increasing the amount of secured debt financing, the commitment consists of (i) a term loan of approximately $603 million secured by a first lien on substantially all the Debtors’ U.S. Flag assets other than certain specified assets and a second lien on these specified assets, (ii) a term loan of approximately $628.4 million secured by a first lien on substantially all the Debtors’ International Flag assets, which lien is pari passu to the lien securing the revolving facility below, (iii) an asset-based revolving loan facility of $75 million secured by a first lien on certain specified U.S. Flag assets of the Debtors and a second lien on substantially all the Debtors’ U.S. Flag assets and (iv) a revolving loan facility of $50 million secured by a pari passu first lien on substantially all the Debtors’ International Flag assets (the “Exit Financing”) that, collectively, will provide the Debtors with the funding necessary to satisfy the Amended Equity Plan’s cash payment obligations, the expenses associated with closing the Exit Financing facilities and working capital to fund their operations after emergence from Chapter 11. The commitment letter entered into in connection with the Exit Financing was approved by the Bankruptcy Court on May 27, 2014.

On May 27, 2014, the Amended Disclosure Statement was approved by the Bankruptcy Court (the “Disclosure Statement Order”). Pursuant to such approval, the Debtors solicited and received acceptances of the Amended Equity Plan by the classes of claims eligible to vote for the acceptance or rejection of the Amended Equity Plan and received confirmation of the Amended Equity Plan by the Bankruptcy Court on July 18, 2014.

The Bankruptcy Court’s order confirming the Amended Equity Plan became a final order when the appeal period expired on August 1, 2014. The Amended Equity Plan will become effective after the completion of certain remaining steps, including closing by the Company of the Exit Financing and completion of its Rights Offering process. Management currently anticipates that the Company’s Amended Equity Plan will become effective on or about August 5, 2014, however, there can be no assurance that the Amended Equity Plan will become effective.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern and Financial Reporting

The ongoing Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As a result of the confirmation of the Amended Equity Plan (the “Confirmed Plan”) on July 18, 2014, the amounts disclosed in the condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 give effect to certain material adjustments made to the amounts reported as liabilities subject to compromise and income taxes payable in the condensed consolidated financial statements that were a consequence of confirmation of the Amended Equity Plan (See Note 3, “Liabilities Subject to Compromise and Reorganization Items”). Further, the Company expects to record additional material charges through the period in which the Amended Equity Plan becomes effective, including success fees due to certain advisors that become due upon the Company’s emergence from bankruptcy (estimated at approximately $27,500), post-petition interest on debt, the Internal Revenue Service (“IRS”) claim and certain other claims subsequent to July 1, 2014. Additionally, as a consequence of the Confirmed Plan becoming effective, material changes to the classifications of amounts reported in the consolidated historical financial statements will occur.

The Company was required to apply ASC 852, Reorganizations, effective on November 14, 2012, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2012. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 5, “Debt,” the revolving loan facilities and the Senior Notes are unsecured and the Secured Loan Facilities have priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities, which were under collateralized as of the Petition Date, the instruments were classified as liabilities subject to compromise in the Company’s condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in Note 3.

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

The Debtors have been paying and intend to continue to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors have rejected certain prepetition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and have been classified as liabilities subject to compromise on the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. A bar date of May 31, 2013 was set by the Bankruptcy Court.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, or other events. Liabilities subject to compromise reflect estimates based upon negotiations with creditors that have resulted in amended claims and/or stipulations that have received or are expected to receive Bankruptcy Court approval. The changes in estimates primarily relate to estimated allowed claims reported in the Amended Equity Plan, which was subsequently confirmed by the Bankruptcy Court, including certain subordinated and other unsecured claims and post-petition interest on claims. The Company cannot provide assurance relating to the value of the claims that will ultimately be allowed by the Bankruptcy Court as claim negotiations will continue through the effective date of the Confirmed Plan. Any changes in classification resulting from the Company’s evaluation, investigation and reconciliation of the filed claims will be reflected in subsequent financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to compromise consist of the following:

	June 30,	December 31,
As of	2014	2013
Pre-petition accounts payable and other accrued liabilities	$26,536	$4,565
Secured long-term debt and accrued interest	592,439	569,408
Unsecured senior notes	509,603	500,780
Unsecured revolving credit facility	1,489,000	1,489,000
Accrued interest and fees on unsecured revolving credit facility and senior notes	161,034	10,878
Derivative liabilities	3,566	3,566
Accrued post-petition interest on other claims	1,620	-
Accrued liabilities, including post-petition interest, relating to rejected executory contracts	295,867	282,599
Pension and other postretirement benefit plan liabilities	26,391	27,377
	$3,106,056	$2,888,173

The following tables summarize activity related to the reserve for rejected executory contracts component of liabilities subject to compromise for the three and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended
	June 30,
	2014	2013
Balance at April 1,	$282,599	$189,753
Original provision	-	21,316
Change in estimate – post petition interest	13,077	-
Other, principally reclassification of other liabilities related to rejected executory contracts	191	3,197
Balance at June 30,	$295,867	$214,266

	Six Months Ended
	June 30,
	2014	2013
Balance as of January 1,	$282,599	$30,539
Original provision	-	180,505
Change in estimate – post-petition interest	13,077	-
Other, principally reclassification of other liabilities related to rejected executory contracts	191	3,222
Balance at June 30,	$295,867	$214,266

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Three Months Ended
	June 30,
	2014	2013
Trustee fees	$769	$756
Professional fees	34,228	13,745
Provision for and expenses incurred on rejected executory contracts including post-petition interest (a)	6,212	23,002
Provision for post-petition interest on debt facilities (a)	11,525	-
Provision for post-petition interest on other claims	1,620	-
2004 Stock Incentive Plan termination	1,796	-
Provision for class action lawsuit and other subordinated claims	17,000	-
Other claims adjustments	12,973	-
	$86,123	$37,503

	Six Months Ended
	June 30,
	2014	2013
Trustee fees	$1,528	$1,552
Professional fees	62,725	32,376
Provision for and expenses incurred on rejected executory contracts including post-petition interest (a)	6,212	188,196
Provision for post-petition interest on debt facilities (a)	11,525	-
Provision for post-petition interest on other claims	1,620	-
2004 Stock Incentive Plan termination	1,796	-
Provision for class action lawsuit and other subordinated claims	17,000	-
Other claims adjustments	12,973	-
	$115,379	$222,124

(a)	Contractual post-petition interest for debt facilities and certain rejected executory contracts of $167,451 and $7,025, respectively, is reported as interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. See Note 5, “Debt.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table above reflects a provision for the Company’s agreement to a stipulated settlement for a Class Action claim filed with the Bankruptcy Court, which provides for cash payments of $15,000 and certain payments contingent upon the outcome of the Company's malpractice lawsuit against Proskauer and other events. The Company incurred fees totaling $4,413 and $8,897 during the three and six month periods ended June 30, 2014, respectively, and $3,616 and $7,764 during the three and six month periods ended June 30, 2013, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by the Company’s Chief Reorganization Officer. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $30,672 and $47,308 for the three and six months ended June 30, 2014 and $18,624 and $26,032 for the three and six months ended June 30, 2013.

Note 4 — Earnings per Common Share:

Basic earnings per share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are defined as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method. As further described in Note 12 “Capital Stock and Stock Compensation,” the Company rejected the 2004 Stock Incentive Plan and cancelled all unvested awards thereunder effective June 1, 2014. As a result, there are no participating securities or potentially dilutive stock options, restricted stock units or restricted common shares outstanding, for the period from June 1, 2014 through June 30, 2014.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	June 30,
	2014	2013
Net loss	$(204,111)	$(24,147)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,546,423	30,493,980

	Six Months Ended
	June 30,
	2014	2013
Net loss	$(193,694)	$(191,909)

Common shares outstanding, basic and diluted:
Weighted average shares outstanding, basic and diluted	30,531,493	30,471,469

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no dilutive equity awards outstanding as of June 30, 2014 and June 30, 2013. Awards of 0 and 1,186,043 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and 0 and 1,219,006 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Debt:

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012, coupled with the Company’s failure to timely file the quarterly report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases, resulted in an event of default or otherwise triggered repayment obligations under the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 (each term as defined below). Also, as a result of the commencement of the Chapter 11 Cases, the outstanding balances under the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and the Secured Loan Facilities and related accrued interest and certain of the unamortized deferred financing costs have been classified as liabilities subject to compromise in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, in accordance with ASC 852. As interest on the Company’s debt subsequent to the Petition Date was not expected to be an allowed claim, the Company ceased accruing interest on its debt on November 14, 2012. As of June 30, 2014, liabilities subject to compromise includes reserves for estimated allowed claims relating to the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 in the amount of principal plus post-petition interest at the applicable contractual rate (including default interest, as applicable), stipulated settlements and other changes in estimates relating to post-petition interest through June 30, 2014 and certain fees and expenses of the respective creditors. Under ASC 852, original issue discounts and deferred financing costs are viewed as part of the valuation of the pre-petition debt that is subject to compromise. Therefore, the Company recorded charges aggregating $8,823 as reorganization items in the statement of operations for the three and six months ended June 30, 2014 for unamortized original issue discount and unamortized deferred financing costs related to the Unsecured Senior Notes since such Unsecured Senior Notes were reinstated at the full amount of face value outstanding.

Unsecured Revolving Credit Facility and Unsecured Senior Notes

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the Unsecured Revolving Credit Facility and the Unsecured Senior Notes due in 2013, 2018 and 2024, during the pendency of the Chapter 11 Cases.

For the three and six months ended June 30, 2014, the Company recorded a charge of $73,637 to interest expense in the condensed consolidated statement of operations for a change in estimate of the allowed claim for the Unsecured Revolving Credit Facility relating to post-petition contractual interest (which includes default interest).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2013, interest expense of $3,570 and $7,362, including $0 and $236 relating to the amortization of deferred financing costs, respectively, which would have been incurred had the Unsecured Revolving Credit Facility not been reclassified as a liability subject to compromise, was not recorded.

For the three and six months ended June 30, 2014, the Company recorded a charge of $73,660 to interest expense for post-petition contractual interest ( including default interest, as applicable) due on the Unsecured Senior Notes and charges totaling $10,765 to reorganization items to write off unamortized original issue discount and unamortized deferred financing charges and to accrue for a change in estimate of allowed claims relating to the Unsecured Senior Notes pursuant to the Amended Equity Plan.

During the three and six months ended June 30, 2013, interest expense of $10,590 and $21,180, including $367 and $734 relating to the amortization of debt discount and deferred financing costs, respectively, which would have been incurred had the Unsecured Senior Notes not been reclassified as a liability subject to compromise, was not recorded.

Secured Loan Facilities

As of June 30, 2014, 15 vessels representing approximately 24% of the net book value of the Company’s vessels are pledged as collateral under certain term loans maturing between 2020 and 2023. As of December 31, 2012, the Company was not in compliance with the loan-to-value covenants under the following debt agreements:

Term loans maturing in 2020 – This facility with Danish Ship Finance (“DSF”), with an outstanding balance of $266,936 and $263,371 at June 30, 2014 and December 31, 2013, respectively, provided secured term loans covering five MR Product Carriers, two Panamax Product Carriers, two VLCCs and one Aframax. The facility provided that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest as liabilities subject to compromise in the consolidated balance sheets at June 30, 2014 and December 31, 2013. As of December 31, 2013, the loan-to-value ratio was estimated to approximate 97%.

For the three and six months ended June 30, 2014 the Company recorded a charge of $5,203 to interest expense relating to a) $4,662 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and b) $541 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment dates through June 30, 2014 at the contractual interest rate. The Company also recorded a charge of $4,397 to reorganization items relating to a settlement of disputed default interest for the period from November 14, 2012 through June 30, 2014.

For the three and six months ended June 30, 2013, interest expense of $872 and $1,749, including $66 and $132, respectively, relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a liability subject to compromise, was not recorded for the DSF secured term loans.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Term loans maturing in 2023 – This facility with Export-Import Bank of China (“CEXIM”), with an outstanding balance of $311,751 and $302,585 at June 30, 2014 and December 31, 2013, respectively, financed the construction of three VLCCs and two Aframaxes in China. The Company believes that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and has therefore classified these secured term loans and related accrued interest as liabilities subject to compromise in the consolidated balance sheets at June 30, 2014 and December 31, 2013. As of December 31, 2013, the loan-to-value ratio was estimated to approximate 91%.

For the three and six months ended June 30, 2014, the Company recorded a charge of $14,080 to interest expense relating to a) $10,452 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and b) $3,628 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment date through June 30, 2014 at the contractual interest rate. The Company also recorded a charge of $5,187 to reorganization items for a settlement of disputed default interest for the period from November 14, 2012 through June 30, 2014.

For the three and six months ended June 30, 2013, interest expense of $2,267 and $4,554, including $71 and $142, respectively, relating to the amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified as a liability subject to compromise, was not recorded for the CEXIM secured term loans.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments had been classified as reductions of outstanding principal through the quarter ended March 31, 2014. Pursuant to the Amended Equity Plan that provides for payment in full of principal outstanding under the Secured Loan Facilities as of the Petition Date, Adequate Protection Interest Payments made during the three months ended June 30, 2014 are reflected as a component of operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2014. For the three months ended June 30, 2014 and June 30, 2013, the Company disbursed Adequate Protection Interest Payments relating to the DSF secured term loan of $529 and $572, respectively. For the six months ended June 30, 2014 and June 30, 2013, the Company disbursed Adequate Protection Interest Payments relating to the DSF secured term loan of $1,560 and $1,976, respectively, and the CEXIM secured term loan, of $4,276 and $4,798, respectively.

OIN Debtor in Possession Loan Facilities

Pursuant to the order issued by the Bankruptcy Court on February 5, 2013, OIN was given approval to enter into Debtor in Possession Loan Agreements with the Company’s subsidiaries that own and operate the vessels securing the term loans described above. Under the terms of the order, OIN is allowed to lend up to $10,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2020 and $15,000 to the Company’s subsidiaries operating the vessels securing term loans maturing in 2023. The sole purpose of the OIN DIP Loans is to fund any shortfall in the funds available to cover ongoing operations, capital expenditures, drydock repairs and drydock reserves of the secured vessels and the Adequate Protection Payments due to the lenders as described above. The balances of the DIP loans at both June 30, 2014 and December 31, 2013 were $3,217 (CEXIM loan) and $760 (DSF loan).

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of June 30, 2014. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized. Such cash collateral is considered restricted cash and is included in other assets in the condensed consolidated balance sheets. There were no interest payments made on the outstanding letter of credit in 2013 and for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, the Company recorded a charge of $753 to interest expense and a charge of $23 to reorganization items relating to letter of credit post-petition contractual fees and a change in estimate of the allowed claim for creditor’s legal fees to be reimbursed by the Company, respectively.

Note 6 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs, severance costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Flag segment includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but was still owned by a U.S. domiciled corporation through June 30, 2014. As a result of the June 30, 2014 intercompany sale of the vessel to a Marshall Islands domiciled subsidiary of the Company, effective July 1, 2014, the results of this vessel will be removed from the U.S. Flag segment and presented in the International Product Carriers segment for all periods presented. The joint venture with four LNG Carriers is included in Other along with one chartered-in Chemical Carrier which was redelivered to its owners in October 2013.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2014 and 2013 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2014:
Shipping revenues	$91,015	$38,159	$79	$112,524	$241,777
Time charter equivalent revenues	44,676	21,756	78	105,138	171,648
Depreciation and amortization	16,292	6,511	471	16,255	39,529
Gain/(loss) on disposal of vessels	(165)	-	170	(1)	4
Income/(loss) from vessel operations	(1,253)	(6,199)	(124)	32,986	25,410
Equity in income of affiliated companies	7,211	-	2,038	388	9,637
Investments in affiliated companies at June 30, 2014	287,816	6,325	41,897	803	336,841
Total assets at June 30, 2014	1,337,824	544,992	41,897	1,035,130	2,959,843

June 30, 2013:
Shipping revenues	$65,290	$49,940	$966	$111,918	$228,114
Time charter equivalent revenues	47,828	33,701	942	103,695	186,166
Depreciation and amortization	18,167	7,320	800	16,585	42,872
Gain/(loss) on disposal of vessels	1	(1)	109	1,119	1,228
Income/(loss) from vessel operations	(9,515)	7,655	(912)	31,791	29,019
Equity in income of affiliated companies	8,191	-	2,006	376	10,573
Investments in affiliated companies at June 30, 2013	257,560	5,405	31,944	788	295,697
Total assets at June 30, 2013	1,708,652	586,094	21,797	1,090,269	3,406,812

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	International
	Crude	Product
Six months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2014:
Shipping revenues	$228,784	$85,167	$39	$220,233	$534,223
Time charter equivalent revenues	127,598	52,519	38	206,046	386,201
Depreciation and amortization	32,499	12,975	966	33,167	79,607
Gain/(loss) on disposal of vessels	1,349	-	169	(37)	1,481
Income/(loss) from vessel operations	29,873	(3,733)	(640)	62,232	87,732
Equity in income of affiliated companies	15,054	-	2,311	766	18,131
Expenditures for vessels	8,579	585	-	6,557	15,721
Payments for drydocking	4,409	5,277	-	6,026	15,712

June 30, 2013:
Shipping revenues	$132,938	$122,609	$2,043	$217,962	$475,552
Time charter equivalent revenues	100,598	79,589	2,006	199,618	381,811
Depreciation and amortization	36,465	14,311	1,654	33,713	86,143
Gain/(loss) on disposal of vessels	1	(1)	115	1,091	1,206
Income/(loss) from vessel operations	(16,351)	12,353	(1,771)	55,335	49,566
Equity in income of affiliated companies	15,878	-	4,127	858	20,863
Expenditures for vessels	14,028	40	(3)	12	14,077
Payments for drydocking	2,605	277	-	6,135	9,017

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2014	2013
Time charter equivalent revenues	$171,648	$186,166
Add: Voyage expenses	70,129	41,948
Shipping revenues	$241,777	$228,114

	Six Months Ended
	June 30,
	2014	2013
Time charter equivalent revenues	$386,201	$381,811
Add: Voyage expenses	148,022	93,741
Shipping revenues	$534,223	$475,552

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2014	2013
Total income from vessel operations of all segments	$25,410	$29,019
General and administrative expenses	(19,485)	(26,329)
Technical management transition costs	(1,638)	-
Severance costs	(7,964)	(3,486)
Gain on disposal of vessels	4	1,228
Consolidated income/(loss) from vessel operations	(3,673)	432
Equity in income of affiliated companies	9,637	10,573
Other income	145	483
Interest expense	(174,511)	(31)
Income/(loss) before reorganization items and income taxes	$(168,402)	$11,457

	Six Months Ended
	June 30,
	2014	2013
Total income from vessel operations of all segments	$87,732	$49,566
General and administrative expenses	(43,910)	(46,055)
Technical management transition costs	(1,832)	-
Severance costs	(14,647)	(3,064)
Gain on disposal of vessels	1,481	1,206
Consolidated income from vessel operations	28,824	1,653
Equity in income of affiliated companies	18,131	20,863
Other income	279	284
Interest expense	(174,634)	(319)
Income/(loss) before reorganization items and income taxes	$(127,400)	$22,481

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of June 30,	2014	2013
Total assets of all segments	$2,959,843	$3,406,812
Corporate cash and securities	644,905	586,784
Other unallocated amounts	50,686	45,908
Consolidated total assets	$3,655,434	$4,039,504

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Vessels:

Purchase and Construction Commitments

As of June 30, 2014, the Company had remaining commitments of $16,985 under a non-cancelable contract for the construction of one LR2, which is a coated Aframax, and for the conversion of a chartered-in U.S. Flag Product Carrier into a shuttle tanker. The LR2 was delivered on July 24, 2014. The shuttle tanker conversion project is expected to be completed during the third quarter of 2014.

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

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2013 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of June 30, 2014. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2013 impairment tests.

The Company also considered the need to test its U.S. Flag fleet for impairment as of June 30, 2014 and December 31, 2013 but did not identify events or changes in circumstances that warranted such impairment testing.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vessel Sales

During March 2014, the Company sold an International Flag Aframax, which had been employed in Lightering operations, and recognized a gain on sale of approximately $1,500 for the six months ended June 30, 2014. In the second quarter of 2013, the Company delivered a spare U.S. Flag tugboat that had been idle since the fourth quarter of 2011, to buyers and recognized a gain of approximately $329 for the three and six months ended June 30, 2013.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or new build deliveries during either the six months ended June 30, 2014 or June 30, 2013.

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2014, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $171,112 and $196,500 was outstanding under the bank facility as of June 30, 2014 and December 31, 2013, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013, the long-term bank financing agreement was amended and restated to, among other things reschedule a $45,000 balloon payment due on August 30, 2013 to be paid in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s guarantee in the accompanying balance sheet, was $0.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions, all of which were being accounted for as cash flow hedges through December 31, 2009. The interest rate swaps, covering notional amounts aggregating $279,730 and $304,472 as of June 30, 2014 and December 31, 2013, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $285 and gains of $707 for the three months ended June 30, 2014 and 2013, respectively and losses of $391 and gains of $740 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the joint venture had a liability of $18,266 and $22,083, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $4,090 and $5,064, at June 30, 2014 and December 31, 2013, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

The Company’s Chapter 11 filing has no impact on the continued operations of the FSO joint venture, including the ability of the joint venture to continue to perform its obligations under the existing charters as well as its ability to continue to service its outstanding debt obligations and maintain continued compliance with the covenants under such debt agreements. On November 12, 2012, MOQ issued a waiver to the FSO joint venture agreeing not to exercise its rights to terminate the service contracts. The initial waiver period expired on February 15, 2013 and was subsequently extended to August 31, 2014, with MOQ having the right to terminate such waiver at an earlier date upon occurrence of certain events or after giving a 90-day notice of intent to do so. In November 2012, the joint venture also obtained waivers of any events of default arising as a result of the commencement of the Chapter 11 Cases from (i) the bank syndicate for the secured loan facility, (ii) the counterparties to the interest rate swaps agreements described above, and (iii) the bank that has issued performance guarantees of the joint venture’s performance of certain of its obligations under the FSO Africa and FSO Asia service contracts. The initial waiver periods on all such waivers expired on February 15, 2013 and were subsequently extended to August 31, 2014, subject to the occurrence of certain events.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG II”). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”).The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $733,057 and $750,576 was outstanding under this secured facility as of June 30, 2014 and December 31, 2013, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $710,445 and $727,663 at June 30, 2014 and December 31, 2013, respectively. These swaps are being accounted for as cash flow hedges. As of June 30, 2014 and December 31, 2013, the joint venture recorded a liability of $118,130 and $108,725, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $58,890 and $54,199 at June 30, 2014 and December 31, 2013, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

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

On November 14, 2012, QG II agreed not to terminate the charter agreements nor exercise its options to purchase or bareboat charter any of the LNG Carriers, pursuant to the terms of the charter agreements, as a result of or in connection with the Company’s Chapter 11 filing. This undertaking lapsed after 30 days and was not deemed necessary to extend since on November 21, 2012, QGTC executed deeds of guarantee to QG II, guaranteeing that the joint venture will duly perform and comply with its obligations under all four charter agreements. These guarantees serve as replacements of the guarantees previously issued by OSG in November 2004. QGTC’s guarantees, as subsequently amended and extended, are effective through the earlier of (i) April 30, 2015, or (ii) OSG’s consummation of a Chapter 11 reorganization plan, attainment of a corporate credit rating acceptable to QG II, and issuance by OSG of a replacement guarantee in a form acceptable to QG II that is binding on OSG following the consummation of a Chapter 11 reorganization plan.

See Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	June 30,
	2014	2013

Shipping revenues	$94,955	$94,892
Ship operating expenses	(62,642)	(61,776)
Income from vessel operations	32,313	33,116
Other expense	(367)	(375)
Interest expense	(12,952)	(12,335)
Net income	$18,994	$20,406

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,
	2014	2013

Shipping revenues	$186,212	$188,953
Ship operating expenses	(124,634)	(122,570)
Income from vessel operations	61,578	66,383
Other expense	(872)	(739)
Interest expense	(25,994)	(26,041)
Net income	$34,712	$39,603

Note 9 – Variable Interest Entities (“VIEs”):

As of June 30, 2014, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2014:

Condensed
Consolidated Balance Sheet
Investments in Affiliated Companies	$292,686

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2014:

	Condensed
	Consolidated Balance Sheet	Maximum Exposure to Loss

Other liabilities	$0	$387,400

In addition, as of June 30, 2014, the Company had approximately $29,430 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2014. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

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

Debt—At June 30, 2014 and December 31, 2013, all of the Company’s debt is subject to compromise (see Note 5, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on market prices.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

		Level 1:
		Quoted prices in
		active markets for	Level 2:
		identical assets	Significant other
	Fair Value	or liabilities	observable inputs
June 30, 2014:
Cash and cash equivalents	$644,905	$644,905	$-
Unsecured Senior Notes	$(602,308)	$-	$(602,308)

December 31, 2013:
Cash and cash equivalents	$601,927	$601,927	$-
Unsecured Senior Notes	$(559,441)	$-	$(559,441)

The Company’s debt is included in liabilities subject to compromise in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. Having filed the Chapter 11 Cases, the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It is impractical to therefore obtain fair value estimates for such floating rate debt as of June 30, 2014 and December 31, 2013 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded that fair value estimates are considered to be Level 2 of the fair value hierarchy.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of its financial statements as of June 30, 2014 and December 31, 2013, the Company has recorded reserves related to the tax effects of the cumulative potential deemed dividends and other foreign income from its foreign subsidiaries or less than 50% owned foreign shipping joint ventures of (1) $1,330,000 in connection with the Company’s Unsecured Revolving Credit Facility and certain predecessor credit facilities (the “Credit Facilities”) and (2) $107,000 related to intercompany balances. The year in which such deemed dividends are included in taxable income is subject to an IRS examination.

For the quarter ended September 30, 2012 and periods prior thereto, the Company had asserted that it is permanently reinvested on all foreign earnings except for the amount equal to the debt on which OIN is a co-obligor on a joint and several basis, for which it cannot, by definition, be permanently reinvested. The Company has determined that because it has been in bankruptcy since November 2012, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded for the three and six months ended June 30, 2014 and the year ended December 31, 2013

Unrecognized tax benefits presented on the condensed consolidated balance sheet include interest and penalties and are reduced by available tax attributes, such as the offset of net operating loss carryforwards. Such unrecognized tax benefits are substantially related to the tax effects of the cumulative potential deemed dividends based on a deemed repatriation of foreign earnings in connection with the Credit Facilities and intercompany balances and other issues currently under examination by the IRS.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2014, the Company is not subject to U.S. federal, state or local, or foreign examinations by tax authorities for years before 2004. The Company is currently under examination by the IRS for the periods 2004 through 2012.

On January 21, 2014, the IRS amended their December 19, 2013 claim to adjust for a computational error in calculating the interest thereby reducing the claim to $255,760. As of June 30, 2014, the claim submitted by the IRS had not been allowed by the Bankruptcy Court, and, therefore, the Company did not consider the IRS claim to have been effectively settled. The Company plans to provide for treatment and payment of such claim through the Amended Equity Plan and the July 18, 2014 confirmation order. This IRS claim, together with post-petition interest has been reflected in income taxes payable on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The components of the income tax benefits/(provisions) follow:

	Three Months Ended
	June 30,
	2014	2013
Current	$(2,950)	$374
Deferred	53,364	1,525
	$50,414	$1,899

	Six Months Ended
	June 30,
	2014	2013
Current	$4,182	$(3,495)
Deferred	44,903	11,229
	$49,085	$7,734

At December 31, 2013, the Company had a reserve of $261,208 for benefits attributable to uncertain tax positions taken during current and prior tax periods. For the three and six months ended June 30, 2014, the Company increased such reserve by $13,942 and $14,042, respectively, to reflect post-petition interest on the IRS claim and uncertain tax positions.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. As of June 30, 2014 and December 31, 2013, the Company had a liability for unrecognized tax benefits of $275,250 and $261,208, which included interest and penalties of $28,965 and $14,923, respectively. The Company believes that it is reasonably possible that a decrease of up to $359,459 in unrecognized tax benefits (which is before any reduction for available tax attributes, as discussed above) related to issues currently under examination by the taxing authorities will be settled during the next twelve months.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Capital Stock and Stock Compensation:

There were no stock options, restricted common stock, restricted stock units or performance related grants during the six months ended June 30, 2014 and 2013.

On May 21, 2014, the Company filed notice with the Bankruptcy Court that it was rejecting the Company’s 2004 Stock Incentive Plan effective June 1, 2014. As a result of the rejection of the 2004 Stock Incentive Plan, all unvested awards and any OSG equity interests thereunder were cancelled and holders of unvested awards are not entitled to participate in the Rights Offering (See Note 2, “Chapter 11 Filing and Going Concern”) or to vote on or received distributions under the Amended Equity Plan (See Note 2). As a result of the cancellation of the unvested awards, the unrecognized stock compensation expense relating to unvested stock options, restricted common stock and restricted stock units was accelerated, and a charge of $1,796 was recorded to reorganization items in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Additionally, during the three and six months ended June 30, 2014 a $279 benefit was recorded in general and administrative expenses relating to a revision of the estimated forfeiture rates to actual forfeiture rates.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
As of	2014	2013
Unrealized losses on derivative instruments	$(62,980)	$(59,263)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(10,425)	(10,081)
	$(73,405)	$(69,344)

The changes in the balances of each component of accumulated other comprehensive less, net of related taxes, during the three and six months ended June 30, 2014 and 2013 follow:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss Components for the Three Months Ended June 30, 2014 and 2013

	Unrealized (gains)/losses on available- for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of March 31, 2014	$-	$(61,041)	$(10,185)	$(71,226)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	-	(6,739)	(240)	(6,979)

Amounts reclassified from accumulated other comprehensive loss	-	4,800	-	4,800

Total change in accumulated other comprehensive loss	-	(1,939)	(240)	(2,179)
Balance as of June 30, 2014	$-	$(62,980)	$(10,425)	$(73,405)

Balance as of March 31, 2013	$-	$(91,120)	$(14,461)	$(105,581)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	-	15,425	(18)	15,407

Amounts reclassified from accumulated other comprehensive loss	-	5,031	-	5,031

Total change in accumulated other comprehensive loss	-	20,456	(18)	20,438
Balance as of June 30, 2013	$-	$(70,664)	$(14,479)	$(85,143)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss Components for the Six Months Ended June 30, 2014 and 2013

	Unrealized (gains)/losses on available- for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	-	(13,582)	(344)	(13,926)

Amounts reclassified from accumulated other comprehensive loss	-	9,865	-	9,865

Total change in accumulated other comprehensive loss	-	(3,717)	(344)	(4,061)
Balance as of June 30, 2014	$-	$(62,980)	$(10,425)	$(73,405)

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	(181)	17,964	414	18,197

Amounts reclassified from accumulated other comprehensive loss	132	10,309	-	10,441

Total change in accumulated other comprehensive loss	(49)	28,273	414	28,638
Balance as of June 30, 2013	$-	$(70,664)	$(14,479)	$(85,143)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Three Months Ended
	June 30,		Statement of
Accumulated Other Comprehensive Loss Component	2014	2013	Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(4,800)	(5,031)	Equity in income of affiliated companies
	$(4,800)	$(5,031)	Total before and net of tax

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Six Months Ended
	June 30,		Statement of
Accumulated Other Comprehensive Loss Component	2014	2013	Operations Line Item

Unrealized losses on available-for-sale securities:
Impairment recorded relating to securities held by the Company's foreign subsidiaries	$-	$(132)	Other income/ (expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(9,865)	(10,309)	Equity in income of affiliated companies
	$(9,865)	$(10,441)	Total before and net of tax

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six month periods ended June 30, 2013, the Company recorded an estimate for lease termination costs related to the rejected leases that were redelivered or amended through April 30, 2013 of $17,670 and $176,859, respectively. For the three and six months ended June 30, 2014 the Company recorded charges relating to the rejected leases that were redelivered or amended through April 30, 2013 including a) interest expense of $7,025 for contractual post-petition interest and b) reorganization items of $6,052 for post-petition interest at the post-petition interest rate allowed by the Bankruptcy Court. See Note 3, “Liabilities Subject to Compromise and Reorganization Items,” for reserves for estimated lease termination costs as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, the Company had commitments to charter in 20 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and seven are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at
June 30, 2014	Amount	Operating Days
2014	$48,296	2,392
2015	97,816	4,745
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
Thereafter	151,098	5,038
Net minimum lease payments	$587,667	25,575

Time Charters-in at
June 30, 2014	Amount	Operating Days
2014	$17,221	1,471
2015	24,167	2,136
2016	963	70
Net minimum lease payments	$42,351	3,677

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014	Amount	Revenue Days
2014	$170,204	4,770
2015	232,426	4,602
2016	148,524	2,846
2017	91,201	1,640
2018	55,337	881
Thereafter	29,387	343
Future minimum revenues	$727,079	14,637

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $14,363 (2014), $26,559 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018) and $29,387 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Amounts that would be due to the Company under a ten-year charter-out agreement scheduled to commence in early 2015 upon the Company’s fulfillment of its obligation to convert a Jones Act Product Carrier into a shuttle tanker, which is a condition precedent under the terms of the charter, have not been reflected in the table above.

3. Office Space

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company vacated the office space on June 30, 2013 and recorded a provision of $3,646 as of that date, for the estimated damages it expects the Bankruptcy Court will allow the building owner to claim. The Company also recorded a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property at such time.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the six months ended June 30, 2014 and 2013. The unfunded benefit obligation for these domestic pension and postretirement benefit plans as well as the obligations outstanding under the (i) unfunded, nonqualified supplemental defined benefit pension plan, (ii) the unfunded, nonqualified defined contribution pension plan covering highly compensated U.S. shore-based employees, and (iii) the OSG Non-Employee Director Deferred Compensation Plan, all of which were terminated in connection with the Company’s filing for bankruptcy, are included in liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013.

The Company expects that its required contributions in 2014 with respect to its domestic defined benefit pension plan will be approximately $1,320, of which $1,063 was funded through July 2014.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. On November 3, 2010, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($8,372 and $8,073 at June 30, 2014 and December 31, 2013, respectively).

Note 16 – Agreements with Executive Officers and Severance Costs:

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

During the three and six months ended June 30, 2013, the Company released excess reserves (net of additional provision) aggregating $0 and $422, respectively, that were related to the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards, which is reflected in general and administrative on the statement of operations for the six months ended June 30, 2013.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2013, thirty-seven employees, including three senior executive officers of the Company were terminated as part of a reduction in force (“RIF”). The Company recorded approximately $3,427 in severance related costs during 2013 related to the April RIF, of which $3,486 was recorded during the three and six months ended June 30, 2013.

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

In conjunction with the aforementioned, on January 7, 2014, the Board of Directors of OSG (the “Board”) and the Compensation Committee of the Board approved a transitional incentive program for certain non-executive employees (the “Transition NEIP”). In order to achieve the restructuring described above, the Company requires the commitment of the employees whose responsibilities will ultimately be outsourced or rendered unnecessary by virtue of the outsourcing (the “Transitional Employees”). The Transition NEIP is a broad based plan intended to offer compensation incentives to substantially all of the non-executive Transitional Employees (the “Eligible Employees”) upon the achievement of specific objectives (“Objectives”) related to the operations and restructuring of OSG’s international operations. For Eligible Employees, the annualized target awards range from 25% to 75% of base salary. The total estimated cost of the incentive payments to be offered under the Transition NEIP, assuming all Eligible Employees participate and all of the Objectives are timely achieved, is $5,000. The Transition NEIP also includes approximately $1,000 to be allocated among Transition NEIP participants as needed based on personnel attrition, assumption of additional responsibilities, or other relevant events as determined by the Company. On this basis the total estimated cost of the Transition NEIP is $6,000, which is a component of the $21,000 of the employee transition and termination benefits and similar transition and termination costs described above. The Transition NEIP was subject to the approval of the Bankruptcy Court, which was received on February 3, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity relating to the reserves for the April 2013 RIF and the Outsourcing RIF for the three and six months ended June 30, 2014 is summarized as follow:

	Outsourcing	April 2013
Activity for the three and six months ended June 30, 2014	RIF	RIF
Balance as of January 1, 2014	$-	$1,368
Provision	6,334	-
Utilized	(289)	(1,059)
Balance as of March 31, 2014	6,045	309
Provision	7,802	-
Utilized	(2,377)	(219)
Balance as of June 30, 2014	$11,470	$90

The tables above exclude related professional fees which are expensed as incurred.

Note 17 — Contingencies:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Impact of the Chapter 11 Cases

On November 14, 2012, the Company and 180 of its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. Certain of the Company’s subsidiaries and affiliates (collectively, the “Non-Filing Entities”) did not file for relief under Chapter 11. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. As a result of the filing for relief under Chapter 11, litigation against the Debtors to recover pre-petition claims or to exercise control over the property of the Debtors’ bankruptcy estates is automatically stayed pursuant to the Bankruptcy Code. On July 18, 2014, the Bankruptcy Court entered an order confirming the First Amended Joint Plan of Reorganization of Overseas Shipholding Group, Inc. et al., under Chapter 11 of the Bankruptcy Code (the “Plan”). The transactions contemplated by the Plan, including issuance and reinstatement of certain securities, are subject to the occurrence of the Plan’s effective date, which the Company anticipates will occur on or about August 5, 2014. See Note 2, “Chapter 11 Filing and Going Concern,” to the accompanying condensed consolidated financial statements for additional information. After the Effective Date, the Debtors may move the Bankruptcy Court to close certain of the Chapter 11 Cases. Upon the closing of a Debtor’s case, the automatic stay with regard to such Debtor will be lifted.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class Action Lawsuits and Derivative Actions

The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through the Plan. Under the terms of that settlement, the Plan provides for full satisfaction of the claims of the putative class through (i) $7 million in cash, payable on the initial distribution date, (ii) 15% of the net litigation recovery in the action against Proskauer, described below, (iii) $5 million in cash, payable following the entry of a final order resolving the Proskauer action, (iv) $3 million in cash, payable by the reorganized Company one year after the Plan’s effective date, (v) proceeds of any residual interest the Company has in certain director and officer insurance policies, and (vi) any remaining cash in the class E1 disputed claims reserve established by the Plan following resolution of all other class E1 claims. The Bankruptcy Court approved the settlement embodied in the Plan on July 18, 2014. The settlement proceeds will be held in escrow pending allocations and distributions to members of the putative class to be determined by the district court overseeing the Exchange Act claims.

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter, several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the former President and former Chief Financial Officer of the Company. The Bankruptcy Court stayed the consolidated suit against the individual defendants (the former President and former Chief Financial Officer of the Company and certain current and certain former directors of the Company), except with respect to certain motions to dismiss, through September 17, 2013, subject to the Company’s right to request further extensions. The Company did not seek such extension. On September 10, 2013, the Southern District dismissed the claims against the former President and former Chief Financial Officer of the Company arising under the Exchange Act in the consolidated suit for failure to adequately allege scienter but granted plaintiffs leave to replead their Exchange Act claims within 30 days. The Southern District denied the motions to dismiss the claims against all defendants arising under the Securities Act. On October 10, 2013 the plaintiffs re-pleaded their Exchange Act claims against the former President and former Chief Financial Officer in a second amended complaint.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2014, plaintiffs sought leave to further amend the Exchange Act claims in their complaint based on factual assertions contained in the motion to dismiss filed by the Company’s former primary outside counsel, Proskauer on January 17, 2014 of the malpractice claims brought against it and four of its partners by the Company on November 18, 2013. On February 7, 2014, the Southern District granted the plaintiffs’ request and on February 18, 2014, the plaintiffs re-pleaded their Exchange Act claims in a third amended complaint. On February 25, 2014, the former President and former Chief Financial Officer filed their response to the third amended complaint and on March 4, 2014 the plaintiffs filed their reply to the defendants’ response. On April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the former President and former Chief Financial Officer. On July 2, 2014, the Southern District issued a scheduling order for discovery, and discovery has now commenced. Under the terms of the scheduling order, all discovery will be completed by July 22, 2015.

Although management is unable to estimate the amount, if any, of its exposure with respect to the class action lawsuits filed against the defendants named above, such exposure is limited to $2,000 by the Amended Equity Plan.

The plaintiffs in the Southern District action filed a proof of claim against the Company in the Bankruptcy Court. Pursuant to a settlement with such plaintiffs and the putative class on whose behalf their claim is filed, their direct claims against the Company are fully and finally resolved based on the Plan treatment described above. Separately, certain of the defendants in the Southern District have filed claims in the Bankruptcy Court against the Company for indemnification or reimbursement based on potential losses incurred in connection with such action. The claims of the defendants in the Southern District against the Company are subordinated pursuant to Section 510(b) of the Bankruptcy Code and are classified in Class E1. Under the Plan, subordinated claims against the Company are limited to recoveries from a segregated reserve of $2 million to be funded by the Company pursuant to the Plan. The Plan and related confirmation order do not permit any recoveries by the defendants beyond this $2 million cap. Any amounts remaining following full and complete satisfaction of all Class E1 claims, including claims of defendants in the Southern District, will be distributed to members of the putative class pursuant to the terms of the settlement described above. The Plan and confirmation order foreclose the defendants in the Southern District from pursuing any other or further remedies against the Company.

As such, management estimates the amount of its exposure with respect to the actions pending before the Southern District described above at between zero and $2 million dollars.

Proskauer Action

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York, against the General Counsel of the Company (and then Senior Vice President and Secretary) and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company. The plaintiffs allege that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by Proskauer and four of its partners filed motions to dismiss the action. On June 9, 2014, the plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014 the defendants filed motions to dismiss the plaintiffs’ amended complaint. The motion to dismiss remains pending.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against such defendants in the Supreme Court of the State of New York, County of New York. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action and on April 25, 2014, the Company filed its response to the dismissal motion. On May 5, 2014, Proskauer filed its reply to the Company’s response to the dismissal motion. On May 15, 2014, the Supreme Court issued a scheduling order for discovery in both the Company’s malpractice action against Proskauer and Proskauer’s suit against the General Counsel of the Company and the Company’s former Chief Financial Officer. Discovery has now commenced. Under the terms of the scheduling order, all discovery will be completed by September 30, 2015. The Company does not believe it will incur any loss from Proskauer’s suit against the General Counsel of the Company and the Company’s former Chief Financial Officer.

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

The Amended Equity Plan provides for funding of a reserve for potential liabilities that the SEC may assert in connection with its proof of claim (the “SEC Claim”). The SEC filed the SEC Claim in respect of contingent and unliquidated amounts that the SEC may assert against the Company as a result of the outcome of its investigation of the Company and certain of its advisors. Pursuant to the Amended Equity Plan, the Debtors will fund a reserve of up to $5,000 to satisfy any liabilities on account of the SEC Claim, solely to the extent and upon the entry of a final order of the Bankruptcy Court providing that the SEC Claim or any portion thereof is allowed. The SEC and the Debtors have agreed that there is no inference, assertion, concession, admission, determination or conclusion that should be drawn from the establishment of the reserve, as the SEC’s investigation of the Company, its advisors and individuals inside and outside of the Company is ongoing, and the SEC will make a determination of whether there were securities laws violations only at the conclusion of its investigation. The SEC has reached no such conclusion, and the Staff has sought a reserve solely in recognition of the fact that the SEC will not complete its investigation prior to the Amended Equity Plan’s confirmation. On May 7, 2014, the Bankruptcy Court approved a stipulation between Debtors and the SEC memorializing these terms.

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. On June 4, 2014 the U.S. Coast Guard accepted the Company’s self-reporting of this matter under the Coast Guard’s voluntary disclosure policy. Under such policy, the Coast Guard will not recommend to the U.S. Department of Justice or other prosecuting authority that criminal charges be brought against the Company arising from this matter. The Company is cooperating with the Department of Justice in its investigation resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of June 30, 2014.

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

Note 18 — Condensed Combined Financial Statements of Debtor Subsidiaries:

In accordance with ASC 852, aggregate financial information of the Debtors is presented as of June 30, 2014 and December 31, 2013 and for the three months and six months ended June 30, 2014 and June 30, 2013 as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Combined Debtor Entities
Combined Balance Sheet information at	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$626,160	$585,907
Voyage receivables	110,481	147,107
Income taxes recoverable	23,389	3,941
Other receivables	16,985	16,040
Inventories, prepaid expenses and other current assets	53,054	44,692
Deferred income taxes	5,464	5,464
Total Current Assets	835,533	803,151
Vessels and other property less accumulated depreciation	2,294,652	2,351,628
Deferred drydock expenditures, net	56,515	57,248
Total Vessels, Deferred Drydock and Other Property	2,351,167	2,408,876

Investments in affiliated companies	336,841	323,327
Intangible assets, less accumulated amortization	57,611	59,943
Investments in subsidiaries	147,921	147,921
Pre and Post-petition intercompany loans receivable and accrued interest	43,663	31,588
Pre-petition intercompany receivables	2,244,406	2,244,406
Post-petition intercompany receivables	25,505	15,819
Other assets	45,709	26,896
Total Assets	$6,088,356	$6,061,927

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$120,060	$96,007
Income taxes payable, including reserve for uncertain tax positions of $248,486 and $234,623	270,654	255,987
Total Current Liabilities	390,714	351,994
Reserve for uncertain tax positions	26,764	26,585
Deferred income taxes	325,049	369,942
Other liabilities	32,427	30,977
Post-petition intercompany payables	46,626	48,677
Liabilities subject to compromise, including pre-petition intercompany payables	5,258,963	5,041,334
Total Liabilities	6,080,543	5,869,509

Equity:
Total Equity	7,813	192,418
Total Liabilities and Equity	$6,088,356	$6,061,927

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Combined Debtor Entities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Combined Statement of Operations	2014	2013	2014	2013
Shipping Revenues:
Pool revenues	$28,459	$48,248	$73,528	$104,516
Time and bareboat charter revenues	96,609	91,616	191,737	175,417
Voyage charter revenues	116,758	88,246	269,009	195,795
	241,826	228,110	534,274	475,728
Operating Expenses:
Voyage expenses	70,133	41,943	148,026	93,929
Vessel expenses	66,754	64,849	133,637	131,363
Charter hire expenses	39,983	49,964	85,465	115,422
Depreciation and amortization	39,362	43,092	79,233	86,549
General and administrative	14,105	19,206	32,999	33,559
Technical management transition costs	1,199	-	1,339	-
Severance costs	3,056	3,217	5,938	3,217
(Gain)/loss on disposal of vessels	9	(1,228)	(1,463)	(1,201)
Total Operating Expenses	234,601	221,043	485,174	462,838
Income from Vessel Operations	7,225	7,067	49,100	12,890
Equity in income of affiliated companies	9,637	10,573	18,131	20,863
Operating income	16,862	17,640	67,231	33,753
Other expense	(4,989)	(3,497)	(9,647)	(6,286)
Income before interest expense, reorganization items and income taxes	11,873	14,143	57,584	27,467
Interest expense	(174,511)	(31)	(174,634)	(319)
Income/(loss) before reorganization items and income taxes	(162,638)	14,112	(117,050)	27,148
Reorganization items, net	(85,886)	(37,503)	(115,142)	(222,124)
Loss before income taxes	(248,524)	(23,391)	(232,192)	(194,976)
Income tax benefit	50,485	1,956	49,156	7,790
Net Loss	$(198,039)	$(21,435)	$(183,036)	$(187,186)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Combined Debtor Entities
Combined Statement of Cash Flows for the six months ended June 30,	2014	2013
Cash Flows from Operating Activities:
Net loss	$(183,036)	$(187,186)
Items included in net loss not affecting cash flows:
Depreciation and amortization	79,233	86,549
Amortization of deferred gain on sale and leasebacks	-	42
Compensation relating to restricted stock and stock option grants	753	(1,291)
Deferred income tax provision/(benefit)	(44,903)	(11,281)
Undistributed earnings of affiliated companies	(14,633)	(17,292)
Deferred payment obligations on charters-in	1,940	2,769
Contractual post-petition interest accrued on liabilities subject to compromise	174,476
Reorganization items, non-cash	64,233	196,092
Gain on sublease contracts	-	(691)
Other – net	1,094	1,470
Items included in net loss related to investing and financing activities:
Loss on sale of securities and other investments – net	-	200
Gain on disposal of vessels – net	(1,463)	(1,201)
Payments for drydocking	(15,712)	(9,017)
Changes in operating assets and liabilities	12,264	22,283
Net cash provided by operating activities	74,246	81,446
Cash Flows from Investing Activities:
Proceeds from sale of marketable securities and investments	-	238
Expenditures for vessels	(15,721)	485
Proceeds from the disposal of vessels	7,594	(14,077)
Expenditures for other property	(64)	(1,250)
Net change in intercompany loans due from non-debtors	(12,099)	20,481
Other – net	191	2,009
Net cash used in/(provided by) investing activities	(20,099)	7,886
Cash Flows from Financing Activities:
Purchases of treasury stock	(162)	(42)
Payments on debt, including adequate protection payments	(5,307)	(6,774)
Deferred financing costs paid	(8,425)	-
Net cash used in financing activities	(13,894)	(6,816)
Net increase in cash and cash equivalents	40,253	82,516
Cash and cash equivalents at beginning of year	585,907	471,725
Cash and cash equivalents at end of period	$626,160	$554,241

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements, including the Company’s ability to emerge from the Chapter 11 Cases; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure, including to implement the outsourcing of the technical and commercial management of its International Flag fleet; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the amount of time and attention of the Company’s management spent on the prosecution of the Chapter 11 Cases; potential changes to the Company’s capital structure; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries, including the ongoing IRS audits, regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels), the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources, increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the success of the Company’s programs to remediate the material weakness in internal control over financial reporting; unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

The Company’s operating fleet as of June 30, 2014, consisted of 86 vessels aggregating 8.4 million dwt and 864,800 cbm, including 20 vessels that have been chartered-in under operating leases. In addition to its operating fleet of 86 vessels, one newbuild was delivered in July 2014, bringing the total operating and newbuild fleet to 87 vessels.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Bankruptcy

On November 14, 2012, OSG filed the Chapter 11 Cases and on March 7, 2014 OSG filed the Joint Plan of Reorganization of Overseas Shipholding Goup, Inc. et al, (the “Original Plan”). After filing the Original Plan, the Debtors continued to extensively consult and confer with certain Equity Holders as well as the Equity Committee. On April 18, 2014, certain Equity Holders provided the Debtors with a plan term sheet (the “Equity Term Sheet”). Following additional analysis and consultation, the Debtors determined that an alternative plan based on the Equity Term Sheet was more favorable than the Original Plan. On May 2, 2014, the Debtors filed an amended plan of reorganization (the “Equity Plan”) that reflected the terms of the Equity Term Sheet, and as further amended to reflect the ongoing negotiation process with creditors (the “Amended Equity Plan”). The Amended Equity Plan is subject to revision in response to creditor claims and objections and the requirement of the Bankruptcy Code or the Bankruptcy Court. The Bankruptcy Court’s order confirming the Amended Equity Plan became a final order when the appeal period expired on August 1, 2014. Management currently anticipates that the Company’s Amended Equity Plan will become effective on or about August 5, 2014, however, there can be no assurance that the Amended Equity Plan will become effective. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases or any resolution thereof. See “Item 1, Business – Reorganization Under Chapter 11,” in OSG’s Annual Report on Form 10-K for 2013 and Note 2, “Chapter 11 Filing and Going Concern,” to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and OSG’s status as a going concern.

Risks and Uncertainties

OSG’s ability, both during and after the Bankruptcy Court proceedings, to continue as a going concern is contingent upon, among other things, OSG’s ability to (i) successfully implement the confirmed plan of reorganization, (ii) reduce debt and other liabilities through the bankruptcy process, (iii) return to profitability, (iv) generate sufficient cash flow from operations, and (v) obtain financing sufficient to meet the Company’s future obligations. The Company believes the consummation of a successful restructuring under the Bankruptcy Code is critical to its continued viability and long-term liquidity.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On May 27, 2014, following the resolution by the Bankruptcy Court of certain objections raised by the official committee of equity security holders appointed by the United States Trustee, the Amended Disclosure Statement was approved in an order by the Bankruptcy Court (the “Disclosure Statement Order”). Pursuant to the Disclosure Statement Order, the Debtors suspended trading of the Company’s common stock and beneficial interests therein in the over-the-counter market on June 3, 2014 in order to ensure that all trades in those securities would be able to settle no later than the June 6, 2014 voting record date. In addition, the subscription rights issued pursuant to the Rights Offering will not be transferrable, and any purported transfer will cause such subscription rights to become void.

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for 2013 as well as in the Company’s March 31, 2014 Quarterly Report on Form 10-Q.

The following is a discussion of the Company’s financial condition as of June 30, 2014 and results of operations for the three and six month periods ended June 30, 2014 and 2013. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements including the notes thereto.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2014 at 92.0 million barrels per day (“b/d”), an increase of 1.2 million b/d, or 1.3%, over the same quarter in 2013. The increase was mainly apparent in non-OECD countries, which experienced an increase of 1.5 million b/d, or 3.3%, in the second quarter of 2014 to 46.8 million b/d compared with 45.3 million b/d for the second quarter of 2013. The estimate for global oil consumption for all of 2014 is 92.8 million b/d, an increase of 1.5% compared with the 2013 estimate of 91.4 million b/d. OECD demand for 2014 is currently forecasted to be slightly below 2013 levels, at 46.0 million b/d compared with 46.1 million b/d in 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Global oil production in the second quarter of 2014 reached 92.2 million b/d, an increase of 1.1 million b/d over the second quarter of 2013. OPEC crude oil production held steady in the second quarter of 2014, averaging 29.8 million b/d, unchanged from the first quarter of 2014, but down from the 30.6 million b/d average in the second quarter of 2013. OPEC production for the 2013 year compared with the 2012 year had declined by 0.8 million b/d to 30.5 million b/d, partially due to production and political issues in Libya and Iran and to offset production increases in Non-OPEC areas. Non-OPEC production growth for 2013 increased by 1.1 million b/d in 2013 to 10.3 million b/d, largely driven by U.S. production increases, making the U.S. the second largest oil producer in the world, after Russia. This trend continues in 2014 with U.S. oil production reaching 11.4 million b/d in May 2014, an increase of 0.3 million b/d compared with first quarter 2014 U.S. oil production and an increase of 1.3 million b/d when compared with the second quarter of 2013.

Refinery throughput in the Americas increased by about 0.4 million b/d in the second quarter of 2014 compared with the comparable quarter in 2013. Crude oil imports decreased by about 0.2 million b/d over the same period, with the increase in refining throughput being accounted for by the increase in domestic production. Imports from OPEC and Non-OPEC countries decreased by 0.1 million b/d each, in the second quarter of 2014 compared with the comparable quarter in 2013. Chinese crude imports decreased from 6.7 million b/d in January 2014 to 5.5 million b/d in March before peaking again in April at around 6.8 million b/d due mainly to building of strategic and commercial stocks. May saw Chinese imports drop back to 6.1 million b/d and Chinese imports are expected to hover around this level for the balance of the year.

During the second quarter of 2014, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 1.3 million dwt as the crude fleet (led by VLCCs) increased by 0.3 million dwt, while the product carrier fleet expanded by 1.0 million dwt. Over the last 12 months, the size of the tanker fleet has increased by 3.7 million dwt as all major size classes added tonnage, except for Aframaxes.

During the second quarter of 2014, the tanker orderbook decreased by 0.7 million dwt, with a decrease of 1.0 million dwt in the VLCC sector and an increase of 0.2 million dwt in the Suezmax sector (one unit) and 0.1 million dwt in the Panamax sector (one unit). The Aframax and MR orderbooks were unchanged from the previous quarter. For the last 12 months, the orderbook increased by a total of 15.8 million dwt, with VLCCs increasing by 8.4 million dwt, Aframaxes by 4.1 million dwt and MRs by 6.1 million dwt, while Suezmaxes saw a decline of 3.2 million dwt over the same period.

Average VLCC freight rates in the second quarter of 2014 declined from the first quarter of 2014, as high Chinese imports began to moderate and ample tonnage was available during the quarter to compete for each cargo. Likewise, other crude sectors showed similar decreases from their peaks in the first quarter. The MR sector showed a smaller decline, although the rates remained poor in the second quarter of 2014.

TCE rates for prompt Jones Act Product Carriers and large Articulated Tug Barges (“ATBs”) averaged $94,400 and $60,500 per day, respectively, during the second quarter of 2014, representing increases of 8% and 10%, respectively, for each class of vessel compared with the second quarter of 2013. Rates during the first half of 2014 increased approximately 14% and 16%, respectively, for each class of vessel compared with the first half of 2013. There was little spot market activity in the second quarter of 2014 as nearly all vessels were committed to time charters. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage. The increase in rates in the second quarter of 2014 compared with the same quarter of 2013 can largely be attributed to an increase in the coastwise domestic crude oil trade, primarily Eagle Ford crude. The average monthly rate of b/d production from the Eagle Ford formation increased by approximately 0.35 million b/d in the second quarter of 2014 compared with the same period in 2013. Eagle Ford oil is transported through pipeline infrastructure to Corpus Christi, where it is then shipped by seaborne transportation to refineries along the U.S. Gulf Coast in Texas, Louisiana and Mississippi and to the Philadelphia area.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of June 30, 2014, the industry’s entire Jones Act fleet of Product Carriers and large ATBs consisted of 60 vessels as there were no newbuild deliveries or vessels scrapped during the quarter. The industry’s firm Jones Act orderbook as of June 30, 2014, with deliveries scheduled between mid-2015 and late 2017 consisted of 16 Product Carriers and five large ATBs in the 0.16 million to 0.42 million barrel size range.

Delaware Bay lightering volumes averaged 0.13 million b/d in the second quarter of 2014, a decline of 0.07 million b/d, or 35%, compared with the second quarter of 2013. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1, “Basis of Presentation and Significant Accounting Policies,” in this Quarterly Report on Form 10-Q.

Results from Vessel Operations:

During the second quarter of 2014, income from vessel operations declined by $4,105 to a loss of $3,673 from income of $432 in the second quarter of 2013. This decrease reflects the impact of lower TCE revenues and increases in technical management transition and severance costs. Such impacts were partially offset by quarter-over-quarter decreases in charter hire and non-bankruptcy related general and administrative expenses and depreciation.

During the first six months of 2014, results from vessel operations improved by $27,171 to $28,824 from $1,653 in the first six months of 2013. This increase resulted from a significant decrease in charter hire expense, higher TCE revenues, and lower non-bankruptcy related general and administrative expenses and depreciation. Increases in severance and technical management transition costs partially offset these favorable impacts.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Decreases in charter hire expense in the three and six month periods ended June 30, 2014 compared with the three and six month periods ended June 30, 2013 were principally the result of the Company’s rejection of leases and redelivery of 15 time and bareboat chartered-in International Flag vessels between early January 2013 and mid–April 2013. Such rejections were executed as a part of the Company’s Chapter 11 restructuring process. The Company entered into new lease agreements at lower rates on eight other chartered-in vessels, including one redelivered by the Company in January 2013 that delivered back to the Company in May 2013 after completion of its scheduled dry-docking, which was for the account of the vessel’s owner. In addition to the rejected charters, five Suzemaxes were redelivered to their owners by the Company at the expiry of their respective charters after the first quarter of 2013.

The lower depreciation expense in the three and six month periods ended June 30, 2014 compared with the three and six month periods ended June 30, 2013 was primarily the result of reductions in vessel book values that resulted from impairment charges aggregating $365,976 recorded by the Company on fifteen International Flag vessels in the fourth quarter of 2013.

The decrease in TCE revenues in the second quarter of 2014 of $14,518, or 8%, to $171,648 from $186,166 in the second quarter of 2013 was due to (i) a significant decrease in revenue days of 908 days reflecting the vessel redeliveries discussed above and (ii) a weakening of rates in the International Flag Handysize Product Carrier fleet. These negative factors were partially offset by an increase in average daily rates in the VLCC and Aframax fleets.

For the first six months of 2014 there was an increase in TCE revenues of $4,390, or 1%, to $386,201 from $381,811 in the corresponding period of the prior year. Such increase related to (i) a strengthening in rates throughout the International Crude Tankers segment, particularly in the Aframax and VLCC fleets and (ii) the continued strength in the Jones Act market benefitting the U.S. Flag segment. These positive factors were partially offset by a 2,099 day decrease in revenue days, as well as lower rates in the Handysize Product Carrier fleet.

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

During the first quarter of 2014, certain of the Company’s subsidiaries executed agreements with V.Ships UK Limited (“V.Ships”) for technical management of OSG’s International Flag fleet and related services. These included (i) substantively identical individual ship management agreements assigning technical management responsibilities to V.Ships for each of the 48 vessels in the Company’s International Flag fleet, and (ii) one transition services agreement, encompassing the entire fleet, specifying the terms and conditions of the transition of technical management functions to V.Ships (the “Transition Plan”). The Company’s U.S. Flag business will continue with its historical strategy of performing the technical management of its fleet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

International Crude Tankers
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TCE revenues	$44,676	$47,828	$127,598	$100,598
Vessel expenses	(20,823)	(21,457)	(42,236)	(43,858)
Charter hire expenses	(8,814)	(17,719)	(22,990)	(36,626)
Depreciation and amortization	(16,292)	(18,167)	(32,499)	(36,465)
Income/(loss) from vessel operations (a)	$(1,253)	$(9,515)	$29,873	$(16,351)
Average daily TCE rate	$14,837	$13,008	$19,833	$13,610
Average number of owned vessels (b)	28.0	28.0	28.4	28.0
Average number of vessels chartered-in under operating leases	7.6	13.7	9.1	13.8
Number of revenue days(c)	3,011	3,677	6,433	7,391
Number of ship-operating days:(d)
Owned vessels	2,548	2,548	5,148	5,068
Vessels bareboat chartered-in under operating leases	91	91	181	245
Vessels time chartered-in under operating leases	545	893	1,227	1,918
Vessels spot chartered-in under operating leases	55	261	246	332

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2014 and 2013, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended June 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$17,456	$-	$13,424	$-
Revenue days	902	-	906	-
Suezmaxes:
Average rate	$-	$-	$13,490	$-
Revenue days	-	-	250	-
Aframaxes:
Average rate	$14,289	$-	$12,765	$-
Revenue days	1,312	-	1,705	-
Panamaxes:
Average rate	$18,805	$11,954	$18,732	$10,993
Revenue days	362	435	453	363

Six Months Ended June 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$24,717	$16,748	$18,321	$-
Revenue days	1,794	10	1,792	-
Suezmaxes:
Average rate	$15,603	$-	$10,624	$18,410
Revenue days	38	-	655	14
Aframaxes:
Average rate	$20,184	$-	$12,880	$14,584
Revenue days	3,008	-	3,218	13
Panamaxes:
Average rate	$22,718	$11,912	$18,316	$11,121
Revenue days	721	862	886	722

*	The average rates reported in the above tables represent VLCCs under 15 years of age. The average spot TCE rates earned by the Company's VLCCs on an overall basis during the three and six months ended June 30, 2014 were $16,693 and $23,523, and during the three and six months ended June 30, 2013 were $12,926 and $17,503, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2014, TCE revenues for the International Crude Tankers segment decreased by $3,152, or 7%, to $44,676 from $47,828 in the second quarter of 2013. This decrease in TCE revenues reflects a 666 day decrease in revenue days. The decrease in revenue days reflects fewer chartered-in days in the Suezmax and Aframax fleets of 250 and 379, respectively. Partially offsetting these decreases were higher average rates for the VLCC and Aframax sectors.

Vessel expenses decreased by $634 to $20,823 in the second quarter of 2014 from $21,457 in the second quarter of 2013. The decrease in vessel expense is primarily due to a decrease in average daily vessel expenses of $249, which resulted primarily from lower crew costs and damage repairs. Charter hire expenses decreased by $8,905 to $8,814 in the second quarter of 2014 from $17,719 in the second quarter of 2013, primarily resulting from a decrease of 554 chartered-in days in the current period. Such decrease was driven by the return of the Suezmaxes and Aframaxes discussed above, as well as fewer spot charter-in days in the International Flag Lightering business. Depreciation expense decreased by $1,875 to $16,292 in the second quarter of 2014 from $18,167 in the second quarter of 2013, reflecting the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels in the segment recorded in the fourth quarter of 2013, partially offset by an increase in depreciation relating to a newbuild Aframax delivered in July 2013.

During the first six months of 2014, TCE revenues for the International Crude Tankers segment increased by $27,000, or 27%, to $127,598 from $100,598 in the first six months of 2013 as a result of substantially higher average rates across all fleets in the segment, with the increased rates in the Aframax and VLCC sectors being especially significant. These increases in rates were partially offset by a 958 day decrease in revenue days. The decrease in revenue days reflects the decreased levels of chartered-in vessels discussed above, as well as one Suezmax and one Aframax that were returned to their owners prior to the expiration of their charters in January 2013 and February 2013, respectively. The charters for the vessels that were returned to their owners prior to their expiration were rejected as a part of the Company’s Chapter 11 restructuring process.

Vessel expenses decreased by $1,622 to $42,236 in the first six months of 2014 from $43,858 in the first six months of 2013. The decrease in vessel expense is primarily due to a decrease in average daily vessel expenses of $342, which resulted primarily from lower crew costs. The reduced crew costs reflect, in part, the Company’s ULCC being placed in lay-up during April 2013. Charter hire expenses decreased by $13,636 to $22,990 in the first six months of 2014 from $36,626 in the first six months of 2013, primarily resulting from a decrease of 841 chartered-in days in the current period, driven by the return of the Suezmaxes and Aframaxes discussed above. The Company also renegotiated the rate on one of its chartered-in Aframaxes during late February 2013, which resulted in a lower rate and further contributed to the decrease in charter hire expense. Depreciation expense decreased by $3,966 to $32,499 in the first six months of 2014 from $36,465 in the first six months of 2013, as a result of the impact of reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2013, partially offset by an increase in depreciation relating to the newbuild Aframax delivery discussed above.

Operating results for the International Crude Tankers Lightering business for the first six months of 2014 were approximately $2,000 better than the comparable 2013 period. Improved results reflect, in part, the return of several workboats to their owners after the first quarter of 2013, reductions in the size of OSG Lightering’s core and spot chartered-in fleet, and increases in higher margin service-only business. By the end of June 2014, the Company had substantially completed its exit from the full service Lightering portion of this business and expects to redeliver two remaining time chartered-in vessels during the third quarter of 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TCE revenues	$21,756	$33,701	$52,519	$79,589
Vessel expenses	(12,895)	(10,060)	(25,780)	(21,092)
Charter hire expenses	(8,549)	(8,666)	(17,497)	(31,833)
Depreciation and amortization	(6,511)	(7,320)	(12,975)	(14,311)
Income/(loss) from vessel operations	$(6,199)	$7,655	$(3,733)	$12,353
Average daily TCE rate	$9,898	$14,522	$11,797	$14,758
Average number of owned vessels	17.0	17.0	17.0	17.0
Average number of vessels chartered-in under operating leases	8.3	8.6	8.7	12.8
Number of revenue days	2,197	2,320	4,451	5,393
Number of ship-operating days:
Owned vessels	1,547	1,547	3,077	3,077
Vessels bareboat chartered-in under operating leases	273	234	543	548
Vessels time chartered-in under operating leases	484	547	1,024	1,776

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2014 and 2013, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$25,219	$13,720	$19,476	$12,377
Revenue days	85	267	182	182
Handysize Product Carriers:
Average rate	$8,744	$9,359	$14,860	$14,375
Revenue days	1,655	190	1,780	176

Six Months Ended June 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Panamax Product Carriers:
Average rate	$30,567	$13,537	$17,690	$12,284
Revenue days	190	522	456	362
Handysize Product Carriers:
Average rate	$10,753	$10,979	$15,024	$14,198
Revenue days	3,421	318	4,230	346

During the second quarter of 2014, TCE revenues for the International Product Carriers segment decreased by $11,945, or 35%, to $21,756 from $33,701 in the second quarter of 2013. This decrease in TCE revenues resulted primarily from a significant period-over-period decrease in the average blended rate earned by the Handysize Product Carrier fleet. Also contributing to this decrease was a 123 day decrease in revenue days, such decrease was principally attributable to an increase in drydock days in the Handysize Product Carrier fleet in the current quarter.

International Product Carriers segment vessel expenses increased by $2,835 to $12,895 in the second quarter of 2014 from $10,060 in the second quarter of 2013. The increase in vessel expenses was primarily a result of increased daily vessel expenses of $1,437 per day, which related to technical management fees paid to V.Ships, higher crew costs and damage repairs and the timing of the delivery of stores and spares. Depreciation and amortization decreased by $809 to $6,511 in the second quarter of 2014 from $7,320 in the second quarter of 2013 principally due to reductions in vessel bases that resulted from impairment charges on two vessels in the segment recorded in the fourth quarter of 2013.

During the first six months of 2014, TCE revenues for the International Product Carriers segment decreased by $27,070, or 34% to $52,519 from $79,589 in the first six months of 2013. This decrease resulted from a combination of a decrease in average daily rates earned by the Handysize Product Carriers and a 942 day decrease in revenue days. The reduction in revenue days was driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and twelve chartered-in Handysize Product Carriers to their owners between early January 2013 and mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced rate after the completion of its scheduled drydocking.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel expenses increased by $4,688 to $25,780 in the first six months of 2014 from $21,092 in the first six months of 2013. This change principally reflects an increase of average daily vessel expenses by $1,304 per day, primarily as a result of V.Ships technical management fees, higher damage repairs and drydock fuel deviation costs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $14,336 to $17,497 in the first six months of 2014 from $31,833 in the first six months of 2013 primarily due to the rejected leases referred to above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on six additional Handysize Product Carriers and entry into new agreements for such vessels at lower rates commencing in March and April 2013. Depreciation and amortization decreased by $1,336 to $12,975 in the first six months of 2014 from $14,311 in the first six months of 2013, as a result of the reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2013.

U.S. Flag
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TCE revenues	$105,138	$103,695	$206,046	$199,618
Vessel expenses	(33,270)	(32,767)	(65,663)	(65,712)
Charter hire expenses	(22,627)	(22,552)	(44,984)	(44,858)
Depreciation and amortization	(16,255)	(16,585)	(33,167)	(33,713)
Income from vessel operations	$32,986	$31,791	$62,232	$55,335
Average daily TCE rate	$47,741	$46,368	$37,805	$45,311
Average number of owned vessels	15.0	15.0	15.0	15.0
Average number of vessels chartered in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,202	2,236	4,381	4,406
Number of ship-operating days:
Owned vessels	1,365	1,365	2,715	2,715
Vessels bareboat chartered-in under operating leases	910	910	1,810	1,810

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2014 and 2013, between spot and fixed earnings and the related revenue days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$57,631	$-	$55,839
Revenue days	-	1,048	-	1,081
Non-Jones Act Handysize Product Carriers:
Average rate	$31,720	$6,401	$28,509	$-
Revenue days	182	91	245	-
ATBs:
Average rate	$-	$34,658	$35,526	$32,179
Revenue days	-	701	91	637
Lightering:
Average rate	$77,148	$-	$69,198	$-
Revenue days	180	-	182	-

Six Months Ended June 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$57,610	$-	$55,359
Revenue days	-	2,066	-	2,145
Non-Jones Act Handysize Product Carriers:
Average rate	$30,601	$5,850	$24,972	$-
Revenue days	362	181	513	-
ATBs:
Average rate	$-	$34,598	$31,825	$31,426
Revenue days	-	1,413	263	1,115
Lightering:
Average rate	$71,456	$-	$66,629	$-
Revenue days	359	-	371	-

During the second quarter of 2014, TCE revenues for the U.S. segment increased by $1,443, or 1%, to $105,138 from $103,695 in the second quarter of 2013. During the first six months of 2014, TCE revenues for the U.S. segment increased by $6,428, or 3%, to $206,046 from $199,618 in the first six months of 2013. These increases reflect the continued strength of the Jones Act market, which allowed the Company’s ATBs to operate entirely on time charters at attractive rates during the three and six month periods ended June 30, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As further described in Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the counterparty to the Company’s largest Delaware Bay Lightering contract has approached the Company about restructuring the contract to lower the volumes and had indicated it may have liquidity issues related to any termination or reduction payment. The Company currently believes that under current market conditions, if it were to suffer a reduction in that lightering business, it could replace the potential lost Lightering revenues for these vessels with revenues from other time charters.

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

General and Administrative Expenses

During the second quarter of 2014, general and administrative expenses decreased by $6,844 to $19,485 from $26,329 in the second quarter of 2013 principally due to the following:

•	a decrease in compensation and benefits for shore-based staff of approximately $2,336 principally attributable to (i) a reduction in the number of shore-based staff as a result of the Outsourcing RIF, (ii) the classification of 2014 bonus accruals associated with staff included in the restructuring plan announced in January 2014 to severance costs in the accompanying condensed consolidated financial statements and (iii) a decrease in stock compensation expense as a result of the cancellation of the 2004 Stock Incentive Plan. These decreases were partially offset by reductions in expense reimbursements received from the commercial pools for which the Company was the commercial manager, and an increase in retention bonuses under programs approved by the Bankruptcy Court in late-March 2013;
•	a decrease in consulting costs resulting from lower non bankruptcy related tax compliance fees and nonrecurring costs incurred in 2013 in connection with a review of compensation levels in the Company’s international operations totaling $2,130; and
•	a decrease in rent and facility related expenses, travel and entertainment, Directors and Officers liability insurance costs (because the 2013 period included the recognition of increased coverage for the period from the Petition date through March when such increased coverage was approved by the Bankruptcy Court), and audit related expenses of $2,119.

For the six months ended June 30, 2014, general administrative expenses decreased by $2,145 to $43,910 from $46,055 for the same period in 2013 principally due to the following:

•	a decrease in consulting costs resulting from lower non bankruptcy related tax compliance fees and nonrecurring costs incurred in 2013 referred to above totaling $1,136; and
•	a decrease in rent and facility related expenses, travel and entertainment and Directors and Officers liability insurance costs of $3,102.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

These decreases were partially offset by the following:

•	higher audit related fees of $1,707; and
•	an increase in compensation and benefits for shore-based staff of approximately $427 principally attributable to the recognition of a higher level of stock compensation forfeitures in 2013 compared with 2014; and the factors mentioned above in the discussion of the second quarter of 2014.

As a result of the decision to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the International Flag fleet, management estimates that the Company will incur approximately $21,000 during 2014 and 2015 relating to employee (both shore side and seagoing) transition and termination benefits (including related professional fees) of which $7,964 and $14,647 was incurred during the three and six months ended June 30, 2014 and reported as severance costs on the condensed consolidated statement of operations.

Equity in Income of Affiliated Companies:

During the second quarter of 2014, equity in income of affiliated companies decreased by $936 to $9,637 from $10,573 in the second quarter of 2013. This quarter–over–quarter change was principally attributable to current period losses from the changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt compared with gains for the comparable quarter of the prior year. During the first six months of 2014, equity in income of affiliated companies decreased by $2,732 to $18,131 from $20,863 in the six months ended June 30, 2013. The period over period change was principally attributable to the decrease in revenue earned by the LNG joint venture as a result of 40 offhire days during the quarter ended March 31, 2014 for repairs to one of the joint venture’s vessels that was involved in a collision in late December 2013.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2014 and 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30,
	2014		2013
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	182	49.9%	182	49.9%
FSOs operating on long-term charter	91	50.0%	91	50.0%
	273		273

Six Months Ended June 30,
	2014		2013
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	341	49.9%	361	49.9%
FSOs operating on long-term charter	181	50.0%	181	50.0%
	522		542

Interest Expense:

As of June 30, 2014, management deemed it probable that allowed claims relating to its loan agreements and certain rejected executory contracts would provide for contractual post-petition interest from the Petition Date through the effective date of the Amended Equity Plan. Therefore interest expense for the three and six month periods ended June 30, 2014 reflects contractual post-petition interest for the period from the Petition Date through June 30, 2014 relating to such loan agreements and rejected executory contracts.

Income Taxes:

The income tax benefit for the three and six months ended June 30, 2014 of $50,414 and $49,085, respectively, compares with income tax benefits for the three and six months ended June 30, 2013 of $1,899 and $7,734, respectively. The increases in the income tax benefits for the 2014 periods were due to a change in the mix of U.S. and foreign income and losses. The effective tax rate for the three and six months ended June 30, 2014 increased from the three and six months ended June 30, 2013 as a result of decreases in the foreign percentage of the consolidated losses generated, for which no benefit was recorded, offset by additional non-deductible bankruptcy related professional fees, and post-petition interest related to the IRS claim.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On January 21, 2014, the IRS amended their December 19, 2013 claim for a computational error in calculating the interest, thereby reducing the claim to $255,760. As of June 30, 2014, the claim submitted by the IRS has not been approved by the Bankruptcy Court, therefore, the Company does not consider the IRS claim to have been effectively settled. This IRS claim has been reflected in income taxes payable on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. Income taxes payable as of June 30, 2014 reflects post-petition interest expense through June 30, 2014 of $13,863 recorded as part of the income tax benefit for the three and six months ended June 30, 2014. There have been no further developments with respect to either the IRS claim or their audit of the tax years ended 2004 through 2012 during the six months ended June 30, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(204,111)	$(24,147)	$(193,694)	$(191,909)
Income tax benefit	(50,414)	(1,899)	(49,085)	(7,734)
Interest expense	174,511	31	174,634	319
Depreciation and amortization	39,529	42,872	79,607	86,143
EBITDA	$(40,485)	$16,857	$11,462	$(113,181)

Liquidity and Sources of Capital:

Working capital at June 30, 2014 was approximately $447,000 compared with $439,000 at December 31, 2013. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Approximately 29% of cash on hand at June 30, 2014 is held by the Company’s foreign subsidiaries. The positive working capital position at June 30, 2014 and December 31, 2013 reflects the accounting principles applicable to companies operating under bankruptcy protection.

Net cash provided by operating activities in the six months ended of 2014 was $65,030 (which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2014) compared with $99,044 provided by operating activities in the first six months of 2013.

Impact of the Estimated Tax Settlements on Liquidity

As presented in the contractual obligations table, we have a current reserve of approximately $248,486 for uncertain tax positions that we believe are likely to be settled during 2014. Additionally, we have a noncurrent reserve of approximately $26,764 for other uncertain tax positions, and we are uncertain if or when such amounts may be settled. Settlement of the noncurrent reserve could require the utilization of working capital.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The ongoing Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. See Note 2, “Chapter 11 Filing and Going Concern,” to the accompanying condensed consolidated financial statements for additional information with respect to the Company’s ability to continue as a going concern.

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

The earnings from shipping operations of the Company’s foreign subsidiaries, which account for a significant amount of the Company’s consolidated retained earnings, are not subject to U.S. income taxation as long as such earnings are not repatriated or deemed to be repatriated to the U.S. The Company determined that, because OIN was a co-obligor with the Company on a joint and several basis under certain credit agreements, OIN could be deemed under applicable tax rules to have made a taxable dividend to the Company in certain years during which borrowings were outstanding under such credit agreements or as a result of certain intercompany balances. The Company has determined that because it is in bankruptcy as of June 30, 2014, and its actions are subject to Bankruptcy Court approval, it can no longer make the assertion that it has both the ability and intent to permanently reinvest the remaining undistributed, previously untaxed, earnings of its foreign subsidiaries indefinitely outside the U.S. The Company has analyzed the book and tax basis differences for its foreign assets and analyzed how foreign earnings would likely be repatriated. Such repatriation would be dependent on the sale of foreign assets, which based on current fair values would significantly erode accumulated earnings by an amount that would exceed previously untaxed earnings. As a result, no incremental tax expense has been recorded for the three and six months ended June 30, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Original Reorganization Plan

On February 12, 2014, the Debtors entered into a plan support agreement (as amended, the “Plan Support Agreement”) among the Debtors and certain of the Company’s Unsecured Revolving Credit Facility lenders (the “Consenting Lenders”). On February 28, 2014, the Debtors and the commitment parties under the Plan Support Agreement entered into an equity commitment agreement (the “Consenting Lenders’ ECA”), which set forth, among other things, the terms of a proposed $300,000 rights offering, which would be backstopped by the Consenting Lenders. Pursuant to the Plan Support Agreement, on March 7, 2014, the Debtors filed the Joint Plan of Reorganization of Overseas Shipholding Group, Inc. et al. (the “Original Plan”), with the Bankruptcy Court. In connection with the Original Plan, the Debtors entered into a commitment letter with Goldman Sachs Bank USA (the “Goldman Commitment Letter”) to provide $935,000 in exit financing to the fund the Debtors’ emergence from bankruptcy.

On March 17, 2014, the United States Trustee appointed an official committee of equity security holders (the “Equity Committee”). At the request of the Equity Committee, the Bankruptcy Court adjourned the hearing originally scheduled for March 20, 2014 for consideration of the Plan Support Agreement and Consenting Lenders’ ECA while the Equity Committee more fully immersed itself in the proceedings. The Debtors agreed to continue to reasonably consult and confer with certain holders of OSG equity securities (the “Equity Holders”) and the Equity Committee and their advisors regarding a potential alternative plan of reorganization and potential sources of exit financing, and to continue to provide reasonable diligence information about the Debtors. Furthermore, the Debtors agreed to make their management reasonably available and to continue to provide reasonable access to certain non-public information in furtherance of the diligence process.

Amended Reorganization Plan

On April 18, 2014, certain Equity Holders provided the Debtors with a plan term sheet (the “Equity Term Sheet”). Following additional analysis and consultation, the Debtors determined that an alternative plan based on the Equity Term Sheet (as described below, the “Equity Proposal”) was more favorable than the Original Plan. On May 2, 2014, the Debtors filed an amended plan of reorganization (the “Equity Plan”) that reflected the terms of the Equity Term Sheet, together with a disclosure statement describing such Equity Proposal (the “Disclosure Statement”).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In accordance with their support of the Equity Plan, the Debtors terminated the Plan Support Agreement pursuant to Section 6 thereof, which permitted the Debtors to terminate the agreement and their obligations thereunder if the debtors received an unsolicited proposal for an alternative plan and reasonably determined that such alternative plan was likely to be more favorable than the Original Plan. The Debtors also exercised their right to terminate the Goldman Commitment Letter, which arose by virtue of the Debtors’ support of the Equity Plan.

The Debtors also entered into a new equity commitment agreement (the “ECA”) with certain Equity Holders, who collectively held approximately 30% of the outstanding shares of the Company (each, a “Commitment Party” and, collectively, the “Commitment Parties”). The ECA was amended on May 20, 2014 (the “Equity Commitment Agreement Amendment”) and on May 26, 2014, (the “Second Equity Commitment Agreement Amendment”) (and collectively with the ECA, the “Equity Commitment Agreement”). Pursuant to the Equity Commitment Agreement, each Commitment Party has agreed to purchase shares in a rights offering (the “Rights Offering”) with an aggregate offering amount of $1,510,000. Each Commitment Party has committed to purchase shares in respect of unexercised subscription rights (each such right, a “Subscription Right”) in the Rights Offering in proportion to the commitment percentage set forth in the Equity Commitment Agreement. The Rights Offering will be backstopped by each Commitment Party or its designee on a several but not joint basis. Pursuant to the terms of the Rights Offering, the Debtors will distribute to each Equity Holder one subscription right in respect of each existing equity interest held by such Equity Holder. Each Equity Holder who is either an “accredited investor” as defined in Rule 501 under the Securities Act of 1933 (the “Securities Act”) or a “qualified institutional buyer” as defined in Rule 144A under the Securities Act shall be entitled to exercise the subscription right to purchase twelve new Class A securities at the price of $3.00 per security. Each Equity Holder who is not an “accredited investor” or “qualified institutional buyer” or that decides for any reason not to participate in the Rights Offering shall be entitled to receive one new Class B security in exchange for each existing equity interest held by such Equity Holder. Class B securities carry an entitlement to distribution of up to 10 % of the net litigation recovery in the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners. Each new class B security will be convertible, at the option of the holder, at any time prior to the entry of a final order entering judgment for or against the defendants in the Proskauer litigation, into one new Class A security and will automatically convert into one new Class A security on the tenth business day after the entry of a final order with respect to such litigation and the distribution of any Net Litigation Recovery (as defined in the Equity Commitment Agreement) to the holders of Class B securities.

The Second Equity Commitment Agreement Amendment joined certain additional parties to the Equity Commitment Agreement as Commitment Parties. Certain of those additional parties were holders of the Company’s 7.50% Senior Notes due 2024 (the “7.50% 2024 Notes”) and had previously filed objections to the Debtors’ proposed Disclosure Statement and expressed an intention to oppose confirmation of the Debtors’ Amended Equity Plan (as defined below). Pursuant to the terms of the Second Equity Commitment Agreement Amendment, those parties agreed to support and vote in favor of the Amended Equity Plan and withdrew their previously-filed objections. The Equity Commitment Agreement, as amended, was approved by the Bankruptcy Court on May 27, 2014.

On May 21, 2014, the Debtors filed with the Bankruptcy Court the first amendment to the Equity Plan and Disclosure Statement and on May 26, 2014 the Debtors filed with the Bankruptcy Court the further amendment to the Equity Plan and Disclosure Statement (the “Amended Equity Plan” and “Amended Disclosure Statement,” respectively).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Pursuant to the Amended Equity Plan, each holder of the 7.50% 2024 Notes will have its 7.50% 2024 Notes reinstated and will receive a cash payment equal to the amount of unpaid and overdue interest, unless such holder elected by July 7, 2014 to receive an alternative distribution (the “Alternative Distribution”) of new notes (the “Election 1 Notes”). The Election 1 Notes will be due February 15, 2021 and will otherwise have the same terms as the 7.50% 2024 Notes. Each holder that elected to receive the Alternative Distribution will receive Election 1 Notes with a principal amount equal to that of the 7.50% 2024 Notes currently owned by that holder together with a cash payment equal to 1% of the principal amount of the 7.50% 2024 Notes held by such holder and a cash payment equal to the amount of unpaid and overdue interest that would have been owed under the 7.50% 2024 Notes if they were reinstated (together with any interest that has accrued but is not due for payment as of the effective date of the Amended Equity Plan).

On July 15, 2014, the Amended Equity Plan was further amended (the “Second Amended Equity Plan”) to reflect an agreement signed by holders of approximately 74% of the principal amount of the 7.50% 2024 Notes, which provided (i) for the payment in cash of a consent fee to holders of 7.50% 2024 Notes validly and timely electing by July 22, 2014 to receive Election 2 Notes (“Election 2 Noteholders”) equal to 3% of the aggregate principal amount of the 7.50% 2024 Notes held by such Election 2 Noteholders , (ii) that interest on overdue interest shall not be due and payable to Election 2 Noteholders in respect of the 7.50% 2024 Notes and (iii) for the addition of new definitions for Election 1 Notes and Election 2 Notes, which Election 2 Notes will be issued pursuant to the terms of a supplemental indenture. The Debtors reopened the Election period under the Second Amended Equity Plan and provided notice to Holders of 7.50% 2024 Notes who elected to receive Election 1 Notes, and all other 7.50% 2024 Noteholders. A tabulation of the election forms submitted by July 22, 2014 indicated that Holders of 7.50% 2024 Notes representing 95.01% of the aggregate principal amount of the 7.50% 2024 Notes outstanding, elected to receive Election 2 Notes and 4.46% elected to receive Election 1 Notes.

Registration Rights Agreement

On May 2, 2014, the Debtors entered into a registration rights agreement with each Commitment Party (the “Registration Rights Agreement”) setting forth, among other things, registration rights of each Commitment Party and, potentially, certain other holders of Class A shares and Class A warrants. Pursuant to the Registration Rights Agreement, OSG will be required to register, on a registration statement to be filed with the Securities and Exchange Commission, the resale of certain Class A securities for the benefit of the Commitment Parties and potentially certain other shareholders.

On May 26, 2014, the Debtors and each of the Commitment Parties entered into an amendment to the Registration Rights Agreement (the “Registration Rights Agreement Amendment”). The Registration Rights Agreement Amendment joined certain additional parties to the Registration Rights Agreement as Commitment Parties. The Registration Rights Agreement, as amended, was approved by the Bankruptcy Court on May 27, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Exit Facilities

On May 2, 2014, Jefferies Finance LLC (“Jefferies”) executed commitment documents whereby Jefferies agreed to provide secured debt financing to support the Equity Plan. After amendments to increase the amount of secured debt financing, such commitment consists of (i) a term loan of approximately $603 million secured by a first lien on substantially all the Debtors’ U.S. Flag (“U.S. Flag Term Loan”) assets other than certain specified assets and a second lien on these specified assets, (ii) a term loan of approximately $628.4 million secured by a first lien on substantially all the Debtors’ International Flag assets (“International Term Loan”), which lien is pari passu to the lien securing the revolving facility below, (iii) an asset-based revolving loan (“U. S. Flag ABL”) facility of $75 million secured by a first lien on certain specified U.S. Flag assets of the Debtors and a second lien on substantially all the Debtors’ U.S. Flag assets and (iv) a revolving loan facility (“International Revolver”) of $50 million secured by a pari passu first lien on substantially all the Debtors’ International Flag assets (the “Exit Financing”) that, collectively, will provide the Debtors with the funding necessary to satisfy the Amended Equity Plan’s cash payment obligations, the expenses associated with closing the Exit Financing facilities and working capital to fund their operations after emergence from Chapter 11. The commitment letter entered into in connection with the Exit Financing was approved by the Bankruptcy Court on May 27, 2014.

Interest on the Exit Facilities shall be calculated at the Company’s option based upon a) the Base Rate, as that term is defined in the respective loan agreements, b) Adjusted LIBOR plus the applicable margin or c) an alternative base rate (“ABR”) defined as the highest of (i) U.S. Prime Lending Rate as published in the Wall Street Journal, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) one-month adjusted LIBOR plus 1%, plus the applicable margin. The U.S. Flag ABL applicable margin varies based upon undrawn availability under the commitment and is subject to certain pricing adjustments. The applicable margins and floor interest rates for each facility follows:

	U.S. Flag				International
	Asset Based Revolver		Term Loan		Term Loan and Revolver
	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR
Floor	None	None	2%	1%	2%	1%
Applicable margins	1.25%-1.75%	2.25%-2.75%	3.25%	4.25%	3.5%	4.5%

The U.S. Flag Term Loan and the International Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans. Beginning with the annual period commencing January 1, 2015, the U.S. Flag Term Loan and the International Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow (as such term is defined in the respective loan agreements).

The U.S. Flag Term Loan and the International Term Loan mature on the five year anniversary and the U.S. Flag ABL and the International Revolver mature on the four and a half year anniversary of their respective loan agreement closing dates. The maturity dates for the Exit Facilities are subject to acceleration in certain events (as defined in the respective loan agreements).

None of the exit facilities have maintenance financial covenants. Each facility, except the International Revolver, contains certain restrictions relating to new borrowings, the movement of funds between the borrowers, as defined in the respective loan agreements, and the parent company. Furthermore, drawdowns under the ABL borrowings are limited based upon the available borrowing base, as defined in the ABL loan agreement.

On May 27, 2014, the Amended Disclosure Statement was approved by the Bankruptcy Court (the “Disclosure Statement Order”). Pursuant to such approval, the Debtors solicited and received acceptances of the Amended Equity Plan by the classes of claims eligible to vote for the acceptance or rejection of the Amended Equity Plan, and received confirmation of the Amended Equity Plan by the Bankruptcy Court on July 18, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As a result of the management’s assessment of the likelihood that contractual post-petition interest would be an allowed claim, along with other changes in estimates resulting from the Bankruptcy process negotiations, the amounts disclosed in the condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 give effect to certain material adjustments made to the amounts reported as liabilities subject to compromise and income taxes payable in the condensed consolidated financial statements. Further, the Company expects to record additional material charges through the period in which the Amended Equity Plan becomes effective, including success fees due to certain advisors that become due upon the Company’s emergence from bankruptcy (estimated at approximately $27,500), post-petition interest on debt, the IRS claim and certain other claims subsequent to July 1, 2014 through the effective date of the Amended Equity Plan (estimated at approximately $10,000 for the month of July 2014), among others.

The Bankruptcy Court's order confirming OSG's plan of reorganization became a final order when the appeal period expired on August 1, 2014. The Amended Equity Plan will become effective after completion of certain remaining steps, including closing by the Company of the Exit Financing and completion of its rights offering process. Management currently anticipates that the Company’s Amended Equity Plan will become effective on or about August 5, 2014, however, there can be no assurance that the Amended Equity Plan will become effective.

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

Debt Facilities

The withdrawal of reliance on the audited financial statements for the three years ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012 coupled with the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and the filing of the Chapter 11 Cases constituted an event of default or termination event under a number of instruments and agreements relating to debt of the Company and therefore the Company was not in compliance with all of the financial covenants under all of its debt agreements as of June 30, 2014 and December 31, 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of June 30, 2014. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of June 30, 2014, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $904,169 of which $733,057 was nonrecourse to the Company.

As of June 30, 2014, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt and interest rate swap obligations was $94,689 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space and amounts included in liabilities subject to compromise (which, other than the reinstated Unsecured Senior Notes and certain pension and post-retirement benefit plan liabilities, are expected to be settled in accordance with the Amended Equity Plan), as of June 30, 2014 follows:

	Balance of					Beyond
	2014	2015	2016	2017	2018	2018	Total
Unrecognized tax benefits, including interest(1)	$248,486	$-	$-	$-	$-	$-	$248,486
Debt(2)	-	-	-	-	-	-	-
Operating lease obligations(3)
Bareboat Charter-ins	48,296	97,816	99,038	98,219	93,200	151,098	587,667
Time Charter-ins	17,221	24,167	963	-	-	-	42,351
Construction contracts(4)	16,985	-	-	-	-	-	16,985
Total	$330,988	$121,983	$100,001	$98,219	$93,200	$151,098	$895,489

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(1)	The unrecognized tax benefits, including interest, relate to issues currently under examination by taxing authorities, or which it is reasonable to believe that settlement will occur during 2014. In addition to the obligations in the table above, approximately $26,764 of unrecognized tax benefits have also been recorded as liabilities and we are uncertain about if or when such amounts may be settled.
(2)	As a result of the Chapter 11 Cases, all obligations to make principal and interest payments on the Company's secured and unsecured indebtedness were stayed until the Bankruptcy Court determines that such obligations are allowable claims and the Amended Equity Plan is effective. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital – Exit Facilities,” for a discussion of the Exit Facilities.
(3)	As of June 30, 2014, the Company had charter-in commitments for 20 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.
(4)	Represents remaining commitments under shipyard construction contracts, excluding capitalized interest and other construction costs.

Risk Management:

The following section discusses practices prior to the commencement of the Chapter 11 Cases. The extent, to which such practices will continue, if at all, is not currently known:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties. The filing of the Chapter 11 Cases constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. As such, the outstanding obligations under said agreements, including accrued interest, were reclassified to liabilities subject to compromise on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the three months ended June 30, 2014, the Company outsourced the technical management of substantially all of its International Flag fleet, which required the Company to modify certain of its controls.

Item 1.        Legal Proceedings

See Note 17, “Contingencies,” to the condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.     Exhibits

See Exhibit Index on page 78.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 4, 2014	/s/ Robert E. Johnston
Robert E. Johnston
Chief Executive Officer and President

Date: August 4, 2014	/s/ Ian T. Blackley
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

Page 78