Form 10-Q
period 2014-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2014-11-10
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2014: Class A common shares, par value $0.01— 310,744,763 shares; Class B common shares, par value $0.01— 4,767,307 shares.

Form 10-Q Page 2

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$296,345	$601,927
Restricted cash	140,879	-
Voyage receivables, including unbilled of $85,921 and $113,336	97,990	147,964
Income tax recoverable	61,514	3,952
Other receivables	10,184	16,838
Inventories, prepaid expenses and other current assets	27,465	41,168
Deferred income taxes	5,464	5,464
Total Current Assets	639,841	817,313
Vessels and other property, including construction in progress of $54,644 (2013), less accumulated depreciation of $545,917 and $524,948	2,290,396	2,359,352
Deferred drydock expenditures, net	62,554	57,248
Total Vessels, Deferred Drydock and Other Property	2,352,950	2,416,600

Investments in and advances to affiliated companies	327,207	323,327
Intangible assets, less accumulated amortization of $36,556 and $33,164	56,444	60,167
Other assets	64,455	27,087
Total Assets	$3,440,897	$3,644,494

LIABILITIES AND EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$123,675	$121,582
Income taxes payable, including reserve for uncertain tax positions of $234,623 (2013)	883	256,258
Current installments of long-term debt	12,314	-
Total Current Liabilities	136,872	377,840
Reserve for uncertain tax positions	33,054	26,585
Long-term debt	1,659,067	-
Deferred income taxes	292,209	369,954
Other liabilities	52,096	42,189
Liabilities subject to compromise	-	2,888,173
Total Liabilities	2,173,298	3,704,741

Equity/(Deficit):
Common stock	3,151	44,291
Paid-in additional capital	1,506,976	413,753
(Accumulated deficit)/Retained earnings	(174,001)	386,250
	1,336,126	844,294
Cost of treasury stock	-	(835,197)
	1,336,126	9,097
Accumulated other comprehensive loss	(68,527)	(69,344)
Total Equity/(Deficit)	1,267,599	(60,247)
Total Liabilities and Equity/(Deficit)	$3,440,897	$3,644,494

See notes to condensed consolidated financial statements

Form 10-Q Page 3

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shipping Revenues:
Pool revenues, including $26,726, $24,094, $63,949 and $70,249 received from companies accounted for by the equity method	$44,979	$34,985	$118,456	$139,492
Time and bareboat charter revenues	95,733	95,355	287,470	270,772
Voyage charter revenues	65,571	137,002	334,580	332,630
	206,283	267,342	740,506	742,894
Operating Expenses:
Voyage expenses	30,046	79,708	178,068	173,449
Vessel expenses	68,066	65,559	201,463	196,237
Charter hire expenses	34,650	46,682	120,115	162,106
Depreciation and amortization	40,232	44,168	119,839	130,311
General and administrative	19,119	23,117	63,029	69,172
Technical management transition costs	854	-	2,686	-
Severance costs	3,713	277	18,360	3,341
(Gain)/loss on disposal of vessels and other fixed assets	(2,753)	63	(4,234)	(1,143)
Total operating expenses	193,927	259,574	699,326	733,473
Income from vessel operations	12,356	7,768	41,180	9,421
Equity in income of affiliated companies	11,313	9,667	29,444	30,530
Operating income	23,669	17,435	70,624	39,951
Other income	99	180	378	464
Income before interest expense, reorganization
items and income taxes	23,768	17,615	71,002	40,415
Interest expense	(29,111)	(3)	(203,745)	(322)
Income/(loss) before reorganization items and income taxes	(5,343)	17,612	(132,743)	40,093
Reorganization items, net	(49,756)	(14,705)	(165,135)	(236,829)
Loss before income taxes	(55,099)	2,907	(297,878)	(196,736)
Income tax benefit/(provision)	63,544	(1,947)	112,629	5,787
Net Income/(Loss)	$8,445	$960	$(185,249)	$(190,949)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	322,529,046	-	108,691,107	-
Basic - Class B	16,532,116	30,493,981	25,903,529	30,479,054
Diluted - Class A	322,529,765	-	108,691,107	-
Diluted - Class B	16,532,116	30,493,981	25,903,529	30,479,054
Per Share Amounts:
Basic net income/(loss) - Class A and Class B	$0.02		$(1.38)
Diluted net (loss)/income - Class A and Class B	$0.02		$(1.38)
Basic net (loss)/income - Common Stock		$0.03		$(6.26)
Diluted net (loss)/income - Common Stock		$0.03		$(6.26)

See notes to condensed consolidated financial statements

Form 10-Q Page 4

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income/(Loss)	$8,445	$960	$(185,249)	$(190,949)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	-	-	(49)
Net change in unrealized losses on cash flow hedges	4,853	2,378	1,136	30,651
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(1)	22	16	2
Net change in unrecognized actuarial losses	25	(468)	(335)	(34)
Other Comprehensive Income	4,877	1,932	817	30,570
Comprehensive Income/(Loss)	$13,322	$2,892	$(184,432)	$(160,379)

See notes to condensed consolidated financial statements

Form 10-Q Page 5

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(185,249)	$(190,949)
Items included in net loss not affecting cash flows:
Depreciation and amortization	119,839	130,311
Amortization of deferred gain on sale and leasebacks	-	42
Amortization of debt discount and other deferred financing	1,689	-
Compensation relating to restricted stock and stock option grants	644	(571)
Deferred income tax benefit	(76,141)	(24,093)
Undistributed earnings of affiliated companies	(25,947)	(26,960)
Deferred payment obligations on charters-in	2,669	4,177
Reorganization items, non-cash	55,511	198,521
Gain on sublease contracts	-	(896)
Other – net	1,945	1,688
Loss on sale of securities and other investments – net	-	198
Gain on disposal of vessels – net	(4,234)	(1,143)
Payments for drydocking	(29,385)	(17,110)
Bankruptcy and IRS claim payments	(786,651)	-
Changes in other operating assets and liabilities	182,689	29,211
Net cash (used in)/provided by operating activities	(742,621)	102,426
Cash Flows from Investing Activities:
Change in restricted cash	(131,703)	-
Proceeds from sale of marketable securities and investments	-	344
Expenditures for vessels	(32,068)	(27,769)
Proceeds from disposal of vessels	16,081	485
Expenditures for other property	(345)	(1,754)
Distributions from affiliated companies	30,197	854
Other – net	647	932
Net cash used in investing activities	(117,191)	(26,908)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	1,510,000	-
Purchases of treasury stock	(162)	(42)
Issuance of debt, net of issuance and deferred financing costs	1,178,760	-
Payments on debt, including adequate protection payments	(2,134,368)	(12,186)
Net cash provided by/(used in) financing activities	554,230	(12,228)
Net (decrease)/increase in cash and cash equivalents	(305,582)	63,290
Cash and cash equivalents at beginning of year	601,927	507,342
Cash and cash equivalents at end of period	$296,345	$570,632

See notes to condensed consolidated financial statements

Form 10-Q Page 6

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in	Retained			Accumulated Other
	Common	Additional	Earnings/	Treasury Stock		Comprehensive
	Stock*	Capital**	(Accumulated Deficit)	Shares	Amount	Loss***	Total
Balance at January 1, 2014	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)
Net loss			(185,249)				(185,249)
Other comprehensive income						817	817
Forfeitures of restricted stock awards		3,110		138,330	(3,110)		-
Cancellation of common stock	(44,291)	(419,176)	(375,002)	(13,743,949)	838,469		-
Issuance of common stock	3,148	1,506,852					1,510,000
Issuance of restricted stock awards	3	(3)					-
Compensation related to options granted		278					278
Amortization of restricted stock awards		2,162					2,162
Purchases of treasury stock				30,280	(162)		(162)
Balance at September 30, 2014	$3,151	$1,506,976	$(174,001)	-	$-	$(68,527)	$1,267,599

Balance at January 1, 2013	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246
Net loss			(190,949)				(190,949)
Other comprehensive income						30,570	30,570
Forfeitures of restricted stock awards		-		135,560	-		-
Compensation related to options granted		(286)		-	-		(286)
Amortization of restricted stock awards		(285)		-	-		(285)
Purchases of treasury stock		-		40,370	(42)		(42)
Balance at September 30, 2013	$44,291	$413,840	$833,531	13,572,250	$(835,197)	$(83,211)	$373,254

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares outstanding as of August 4, 2014 cancelled as of August 5, 2014;

Par value $0.01 per share; 1,000,000,000 Class A shares authorized; 310,744,763 Class A shares issued as of September 30, 2014; and

Par value $0.01 per share; 7,926,805 Class B shares authorized; 4,377,317 Class B shares issued as of September 30, 2014.

**	Includes warrants issued at $3.00 per warrant comprised of 210,153,431 Class A warrants and 3,549,287 Class B warrants as of September 30, 2014.
***	Amounts are net of tax.

See notes to condensed consolidated financial statements

Form 10-Q Page 7

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid cargoes in the International market and the U.S. Flag trades through its wholly owned subsidiaries OSG International, Inc. (“OIN”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York corporation, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

Chapter 11 Filing

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under OSG’s $1,500,000 credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of OSG, which the Debtors determined to be more favorable to the Debtors’ creditors and equity interest holders than the Lender Plan (the “Equity Proposal”). Accordingly, the Debtors filed with the Bankruptcy Court a plan of reorganization that effectuates the terms of the Equity Proposal (as subsequently amended, the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy.

Form 10-Q Page 8

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Emergence from Bankruptcy

The Equity Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through exit financing and by using the proceeds from a shareholder rights offering (including Backstop Securities) and supplemental equity offering (Holdback Securities), as further discussed below, and cash on hand to reduce outstanding indebtedness. Below is a summary of the significant events affecting the Company’s capital structure as a result of the Equity Plan becoming effective.

Amended and Restated Certificate of Incorporation

On the Effective Date, the Company amended and restated its certificate of incorporation (the Amended and Restated Certificate of Incorporation”) to among other things, authorize the Company to issue 1,067,926,805 shares of stock consisting of the following classes: (a) 1,000,000,000 shares of Class A Common Stock, par value $0.01 per share, (b) 7,926,805 shares of Class B Common Stock, par value $0.01 per share and (c) 60,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series as the Board of Directors may determine from time to time.

Equity Commitment Agreement

On May 2, 2014, the Debtors entered into an equity commitment agreement (as subsequently amended, and including the exhibits thereto, the “Equity Commitment Agreement”) with potential investors (each, an “Initial Commitment Party”) and upon amendment of the Equity Commitment Agreement to, among other things, join certain additional parties to the Equity Commitment Agreement (each such additional party and each Initial Commitment Party, a “Commitment Party”). The Equity Commitment Agreement, along with the associated rights offering procedures, set forth the terms of an equity rights offering (the “Rights Offering”) and separate sale of Holdback Securities (as defined below) for an aggregate offering amount of $1,510,000. The Equity Plan and Equity Commitment Agreement further provided for the Company’s issuance of two separate classes of common stock (the “Class A Common Stock” and the “Class B Common Stock”, and collectively the “New Shares”) and penny warrants to purchase Class A Common Stock and Class B Common Stock (respectively “Class A Warrants” and “Class B Warrants”, and, together with the New Shares, the “Rights Offering Securities”).

Form 10-Q Page 9

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rights Offering and Issuance of Shares and Warrants

In accordance with the Equity Commitment Agreement and the Equity Plan, on or about June 10, 2014, subscription rights to purchase Rights Offering Securities (each such right, a “Subscription Right”) were distributed in respect of each then outstanding share of common stock of Pre-Reorganized OSG (each such share, an “Existing Share”) to the holder of record of such Existing Share as of June 6, 2014 (the “Record Date”). Each Subscription Right entitled a holder thereof that satisfied certain specified conditions (each, an “Eligible Holder”) to purchase 12 shares of Class A Common Stock or Class A Warrants, as applicable, as described in the Equity Plan, for $3.00 per Rights Offering Security. Each Eligible Holder that timely elected to participate in the Rights Offering (each, a “Participating Eligible Holder”) was able to exercise some, all or none of the Subscription Rights it received, but each Subscription Right could only be exercised in whole, and not in part. All holders of Existing Shares of Pre-Reorganized OSG as of the Record Date that were not Participating Eligible Holders received, as described in the Equity Plan, one new share of Class B Common Stock or Class B Warrants in respect of each Existing Share held by such holder on the Record Date.

Each Commitment Party agreed in the Equity Commitment Agreement to exercise its Subscription Rights in full (to the extent such Commitment Party received Subscription Rights), to purchase a portion of any remaining securities related to unexercised Subscription Rights following completion of the Rights Offering (the “Backstop Securities”) and to purchase a portion of a further additional number of shares of Class A Common Stock and/or Class A Warrants (the “Holdback Securities”) (the Rights Offering Securities, Backstop Securities and Holdback Securities, collectively, the “Aggregate Offering”) allocated to such Commitment Party under the Equity Commitment Agreement. As consideration for the respective commitments to purchase Backstop Securities, the Company granted to the Commitment Parties an aggregate of 25,166,668 further shares of Class A Common Stock and Class A Warrants.

On the Effective Date, all previously issued and outstanding shares of the Company’s common stock were cancelled and retired, and ceased to exist, and the Company issued the two series of common stock and penny warrants (described above) for an aggregate offering amount of $1,510,000. The Company issued 306,857,778 shares of Class A Common Stock and 213,715,419 Class A Warrants pursuant to Rule 506(b) under the Securities Act of 1933, as amended. In addition, the Company issued 5,457,591 shares of Class B Common Stock and 2,469,013 Class B Warrants pursuant to Section 1145 of the Bankruptcy Code. Pursuant to the Confirmation Order, the Class A Common stock and Class B Common stock are deemed to be part of the same class of securities under Section 12 of the Securities Exchange Act of 1934. The proceeds from the issuance of the Rights Offering Securities were used to satisfy certain of the Equity Plan’s cash payment obligations and to provide working capital to fund the Company’s operations after emergence from bankruptcy.

For additional information regarding the Company’s capital structure see Note 12, “Capital Stock and Stock Compensation,” to these condensed consolidated financial statements.

Form 10-Q Page 10

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exit Financing and Entry into Credit Facilities

On the Effective Date, to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among OSG, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto, (the “OBS ABL Facility”) secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; (ii) a secured term loan of $603,000, among OSG, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries; and (iii) a secured term loan facility of $628,375 (the “OIN Term Loan”) and a revolving loan facility of $50,000 (the “OIN Revolver Facility” and, together with the OBS ABL Facility, the OBS Term Loan and the OIN Term Loan, the “Exit Financing Facilities”), among OSG, OIN, OIN Delaware LLC, the sole member of which is OIN, certain OIN subsidiaries, Jefferies, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries that, collectively, and together with the proceeds from the issuance of the Securities, provided OSG with the funding necessary to satisfy the Equity Plan’s cash payment obligations, the expenses associated with closing the Exit Financing Facilities and working capital to fund OSG’s operations after emergence from bankruptcy. On August 5, 2014, the available amounts under each of the OBS Term Loan and OIN Term Loan were drawn in full. As of September 30, 2014, no amounts had been drawn under the OBS ABL Facility or the OIN Revolver Facility.

Election 1 and Election 2 Notes and Entry into Second and Third Supplemental Indentures

Pursuant to the Equity Plan, on the Effective Date, the Company issued two series of 7.50% Notes due 2021, one series in an aggregate principal amount of $6,508,000 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708,000 (the “Election 2 Notes” and, together with the Election 1 Notes, the “Election Notes”) to holders of the Company’s 7.50% Senior Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The Election Notes will mature on February 15, 2021. The Election 1 Notes were issued pursuant to a Second Supplemental Indenture dated August 5, 2014 (the “Second Supplemental Indenture”), between the Company and Wilmington Trust Company, as trustee (the “Trustee”), to the Indenture dated as of March 7, 2003, between the Company and the Trustee (the “Base Indenture”). The Election 2 Notes were issued pursuant to a Third Supplemental Indenture dated August 5, 2014 (the “Third Supplemental Indenture”), between the Company and the Trustee, to the Base Indenture. Each electing holder received Election 1 Notes or Election 2 Notes, as applicable, in a principal amount equal to that of the 2024 Notes previously owned by such holder together with, in the case of the Election 1 Notes, a cash payment equal to 1% or, in the case of the Election 2 Notes, a cash payment equal to 3%, of the principal amount of 2024 Notes previously held by such holder. In addition, each electing holder received a cash payment equal to the amount of unpaid and overdue interest that would have been owed under the 2024 Notes held by such holder if the 2024 Notes were reinstated and interest was paid through the Effective Date. Holders of 2024 Notes that did not elect to receive Election Notes, had their 2024 Notes reinstated in an aggregate principal amount of $784,000 and received a cash payment equal to the amount of unpaid and overdue interest.

Form 10-Q Page 11

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents changes to our debt outstanding as a result of the Equity Plan effects:

	Debt as of		Debt		Debt as of
	December 31,	Less Debt	Reinstated or	Exit	September 30,
	2013 (a)	Repaid	Exchanged	Financing (c)	2014
Unsecured Revolving Credit Facility	$1,489,000	$(1,489,000)	$-	$-	$-
8.125% Notes due 2018	300,000		300,000		300,000
7.50% Notes due 2021 through 2024	146,000		146,000		146,000
8.75% Debentures due 2013	63,603	(63,603)	-		-
Secured Term Loans due through
2023 (b)	565,956	(565,956)			-
OBS Term Loan due 2019		(1,507)		601,282	599,775
OIN Term Loan due 2019		(1,571)		627,177	625,606
	$2,564,559	$(2,121,637)	$446,000	$1,228,459	$1,671,381

(a)	Debt (reflects add back of $2,909 of original issue discount) classified as liabilities subject to compromise at December 31, 2013.
(b)	Debt was reported in liabilities subject to compromise net of adequate protection interest payments of $12,731, which had been classified as a reduction of debt through March 31, 2014.
(c)	OBS and OIN Term Loan balances are net of unamortized original issue discounts as of September 30, 2014 of $1,718 and $1,198, respectively.

For additional information regarding the Company’s Exit Financing Facilities see Note 5, “Debt,” to these condensed consolidated financial statements.

The Company believes the actions it has taken, including implementing the Equity Plan, closing on the Exit Financing Facilities, issuing equity under the Rights Offering and Equity Commitment Agreement, reducing its activities in certain non-core areas and disposing of underperforming assets, will allow the Company to generate sufficient cash to support its operations over the next twelve months. The Company’s ability to generate sufficient cash is dependent upon, among other things, continuing to improve the profitability of its operations and future cash flows which contemplates an improvement in industry conditions.

Financial Reporting

The Company prepared its consolidated financial statements in accordance with ASC 852, Reorganizations, and on a going-concern basis, which assumes continuity of operations, realization of assets and liabilities in the ordinary course.

ASC 852 requires that financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly all transactions (including but not limited to, all professional fees and other expenses, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statements of operations. The balance sheet, prior to emergence, was required to distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.

Form 10-Q Page 12

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on August 5, 2014, the Company was not required to apply fresh start accounting based on the provisions of ASC 852 since holders of the Company’s outstanding common shares immediately before confirmation of the Equity Plan received more than 50% of the Company’s outstanding common shares upon emergence. Accordingly, a new reporting entity was not created for accounting purposes.

Liabilities Subject to Compromise

As a result of the filing of the Chapter 11 Cases on November 14, 2012, the payment of pre-petition indebtedness was generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities were stayed. Although payment of pre-petition claims generally was not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical and foreign vendors. During the bankruptcy process the Debtors continued to pay undisputed post-petition liabilities in the ordinary course of business.

Prior to emergence, pre-petition liabilities that were subject to compromise were required to be reported at the amounts expected to be allowed. Therefore liabilities subject to compromise in the table below reflected management’s estimates of amounts expected to be allowed by the Bankruptcy Court, based upon the status of negotiations with creditors. Upon emergence or shortly thereafter, amounts recorded as liabilities subject to compromise were either settled, as reflected in the table below or such amounts have been reclassified to current or non-current liabilities in the condensed consolidated balance sheet, based upon management’s judgment as to the timing for settlement of such claims.

Form 10-Q Page 13

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities subject to compromise as of December 31, 2013 which were settled or reclassified during the nine months ended September 30, 2014:

		Change in
		Estimated
	December 31,	Allowed Claim	Cash		September 30,
Liabilities Subject to Compromise	2013	2014	Payment	Reclassified (a)	2014
Pre-petition accounts payable and other accrued liabilities	$4,565	$21,748	$(12,821)	$(13,492)	$-
Secured long-term debt and accrued interest	569,408	20,577	(589,985)	-	-
Unsecured senior notes	500,780	8,823	(63,603)	(446,000)	-
Unsecured revolving credit facility	1,489,000	-	(1,489,000)	-	-
Accrued interest on unsecured revolving credit facility and senior notes	10,878	167,909	(177,018)	(1,769)	-
Derivative liabilities	3,566	186	(3,662)	(90)	-
Accrued post-petition interest on other claims	-	880	-	(880)	-
Accrued liabilities related to rejected executory contracts	282,599	14,550	(296,958)	(191)	-
Pension and other postretirement benefit plan liabilities	27,377	(1,257)	(14,429)	(11,691)	-
Total liabilities subject to compromise	$2,888,173	$233,416	$(2,647,476)	$(474,113)	$-

(a)	Amounts reclassified included $16,231 to accounts payable, accrued expenses and other current liabilities, $446,000 to long-term debt relating to the Unsecured Senior Notes and $11,882 to other liabilities.

Form 10-Q Page 14

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Three Months Ended
	September 30,
	2014	2013
Trustee fees	$1,046	$928
Professional fees	44,004	14,605
Adjustments for expenses incurred on rejected executory contracts including post-petition interest	652	(828)
Provision for post-petition interest on debt facilities	3,890	-
Provision for post-petition interest on other claims	145	-
Other claims adjustments	19	-
	$49,756	$14,705

	Nine Months Ended
	September 30,
	2014	2013
Trustee fees	$2,574	$2,480
Professional fees	106,729	46,981
Provision for and expenses incurred on rejected executory contracts including post-petition interest	6,864	187,368
Provision for post-petition interest on debt facilities	15,416	-
Provision for post-petition interest on claims	1,765	-
2004 Stock Incentive Plan	1,796	-
Provision for class action lawsuit and other subordinated claims	17,000	-
Other claim adjustments	12,991	-
	$165,135	$236,829

Form 10-Q Page 15

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table above reflects a provision for the Company’s agreement to a stipulated settlement for a Class Action claim filed with the Bankruptcy Court, which provides for cash payments of $15,000 and certain payments contingent upon the outcome of the Company's malpractice lawsuit against Proskauer and other events. The Company incurred fees totaling $ 3,834 and $ 12,731 during the three and nine month periods ended September 30, 2014, respectively, and $ 3,537 and $ 11,301 during the three and nine month periods ended September 30, 2013, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by the Company’s current Chairman of the Board of Directors. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $355,692 and $403,000 for the three and nine months ended September 30, 2014 and $12,276 and $38,308 for the three and nine months ended September 30, 2013.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $131,703 as of September 30, 2014 to be utilized for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy (See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for a further discussion of the Company’s emergence from bankruptcy). Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, is included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and nine month periods ended September 30, 2014 and September 30, 2013, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 76% and 58% of consolidated voyage receivables at September 30, 2014 and December 31, 2013, respectively. During the three and nine months ended September 30, 2014, the Company increased both the number of vessels placed in pools for commercial management and the number of pools in which it participates.

Form 10-Q Page 16

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the third quarter of 2014, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

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

Form 10-Q Page 17

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (ASC 205) and Property Plant and Equipment (ASC 360), which amends the criteria for reporting discontinued operations. The amendments require that only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. Therefore disposals of small groups of assets that are recurring in nature are less likely to qualify for discontinued operations presentation as a result of the amendments. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of the amendments to the accounting standards to have a significant impact on its condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205) that explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of this accounting standard to have a significant impact on its condensed consolidated financial statements.

Form 10-Q Page 18

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Earnings per Common Share:

As discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” all shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity. Post-emergence, the Company presents earnings per common share information for the Class A and Class B securities.

Basic earnings/(loss) per common share is computed by dividing earnings/(loss), after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. Participating securities are defined by ASC 260, Earnings Per Share, as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

Class A

There were 324,997 shares of unvested Class A restricted common stock shares considered to be participating securities as of September 30, 2014. Such participating securities were allocated a portion of income under the two class method for the three months ended September 30, 2014, but no allocation of losses for the nine months ended September 30, 2014 since the holders of the participating securities do not participate in losses.

As management deemed the exercise price for the Class A Warrants of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A Warrant exercise are included in the calculation of Class A basic weighted average common shares outstanding for the period.

The computation of diluted earnings/(losses) per share assumes the issuance of common stock for all potentially dilutive securities not classified as participating securities. As of September 30, 2014, there were 196,349 shares of Class A restricted stock units and 453,586 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock.

Pre-reorganized OSG common shares

As discussed in Note 2, all shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity Plan. Although loss per share information for the three and nine months ended September 30, 2013 is presented it is not comparable to the information presented for the three and nine months ended September 30, 2014 due to the changes in our capital structure on the Effective Date.

Form 10-Q Page 19

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the calculation of basic earnings/(loss) per share and diluted earnings/(loss) per share are as follows:

	Three Months Ended
	September 30,
	2014	2013

Net income	$8,445	$960
Weighted average common shares outstanding
Common stock basic and diluted:	-	30,493,981
Class A Common Stock basic:	322,529,046	-
Class A Common Stock diluted:	322,529,765	-
Class B Common Stock basic and diluted:	16,532,116	-

	Nine Months Ended
	September 30,
	2014	2013

Net loss	$(185,249)	$(190,949)
Weighted average common shares outstanding
Common stock basic and diluted:	-	30,479,054
Class A Common Stock basic and diluted:	108,691,107	-
Class B Common Stock basic and diluted:	25,903,529	-

Note 5 — Debt:

As further described in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” during the third quarter of 2014 the Company reinstated Unsecured Senior Notes aggregating $300,784, exchanged Unsecured Senior Notes aggregating $145,216 for Election Notes and repaid the outstanding principal and unpaid accrued interest relating to its Unsecured Revolving Credit Facility, 8.75% Debentures and Secured Term Loans (Capitalized terms defined below). Additionally, effective August 5, 2014, the Company entered into Exit Financing Facilities consisting of two term loans and two revolving loan agreements with an aggregate borrowing capacity of $1,356,375 (excluding accordion features) and drew down an aggregate $1,231,375 under the two term loans.

Form 10-Q Page 20

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt consists of the following:

	September 30,	December 31,
As of	2014	2013 (a)
OBS term loan, net of unamortized discount of $1,718	$599,775	$-
OIN term loan, net of unamortized discount of $1,198	625,606	-
8.125% notes due 2018, net of unamortized discount of $0 and $2,898	300,000	297,102
7.50% notes due 2024	784	146,000
7.50% Election 1 notes due 2021	6,508	-
7.50% Election 2 notes due 2021	138,708	-
Unsecured revolving credit facility	-	1,489,000
8.75% Debentures due 2013, net of unamortized discount of $0 and $11	-	63,592
Floating rate secured term loans, due through 2023	-	565,956
Total debt	1,671,381	2,561,650
Less current portion	(12,314)	-
Long-term portion	$1,659,067	$2,561,650

(a) Debt at December 31, 2013 was classified as liabilities subject to compromise.

Exit Financing Facilities

Interest on the Exit Facilities is calculated, at the Company’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (i.e., the prime rate published in The Wall Street Journal), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) in the case of the OBS Term Loan, the OIN Term Loan and the International Revolver Facility, 2.00% per annum. The U.S. Flag OBS ABL applicable margin varies based upon undrawn availability under the commitment and is subject to certain pricing adjustments.

The applicable margins and floor interest rates for each Exit Financing Facility is as follows:

Flag	U.S. Flag				International Flag
Facility	OBS ABL Facility		OBS Term Loan		OIN Term Loan		OIN Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR
Floor	None	None	2.00%	1.00%	2.00%	1.00%	2.00%	1.00%
Applicable Margin	1.25%-1.75%	2.25%-2.75%	3.25%	4.25%	3.75%	4.75%	3.50%	4.50%

During the nine months ended September 30, 2014, the Company paid issuance and deferred financing fees aggregating $3,009 and $51,702 for the Exit Financing Facilities. Issuance costs incurred by the Exit Facilities lenders (“Exit Facilities Lenders”), or on behalf of the Exit Facilities Lenders, have been treated as a reduction of the debt proceeds. Unamortized deferred financing fees as of September 30, 2014 aggregated $50,106.

Form 10-Q Page 21

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, including amortization of issuance and deferred financing costs, for both the three and nine months ended September 30, 2014 was $12,590 for the Exit Financing Facilities. Interest paid for both the three and nine months ended September 30, 2014 was $12 and $14 for the OBS Term Loan and the OIN Term Loan, respectively.

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans. Beginning with the annual period commencing January 1, 2015, the OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow if the Total Leverage Ratio (as such terms are defined in the respective loan agreements) is greater than or equal to 2.80:1.00 in the case of the OBS Term Loan and 4.75:1.00 in the case of the OIN Term Loan.

During the three and nine months ended September 30, 2014 the Company made principal repayments of $1,507 and $1,571 relating to the OBS Term Loan and OIN Term Loan, respectively.

The OBS Term Loan and the OIN Term Loan mature on August 5, 2019 and the OBS ABL Facility and the OIN Revolver Facility mature on February 5, 2019. The maturity dates for the Exit Financing Facilities are subject to acceleration upon the occurrence of certain events, including a change in control event or other events of default as defined in the respective loan agreements.

The OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company was in compliance with this covenant at September 30, 2014. None of the other Exit Financing Facilities have financial covenants. Each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG, who is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. Furthermore, drawdowns under the OBS ABL Facility are subject to certain limitations based upon the available borrowing base, as defined in the OBS ABL loan agreement.

Unsecured Revolving Credit Facility

In 2006, the Company entered into a $1,800,000 seven year unsecured revolving credit agreement with a group of banks. Borrowings outstanding under this credit facility were $1,489,000 as of December 31, 2013 and immediately prior to emergence. The Company repaid the principal outstanding and contractual interest thereon (which includes default interest) on the Effective Date.

Unsecured Senior Notes

8.75% Debentures (the “2013 Debentures”) – These notes were issued on December 1, 1993 and the remaining balance consisted of $63,603 in face value, which matured on December 1, 2013. Borrowings outstanding under this credit facility and contractual interest thereon was paid on the Effective Date.

The Company has the following separate series of unsecured notes issued and outstanding as of September 30, 2014.

Form 10-Q Page 22

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.125% Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consist of $300,000 in face value, which are due on March 30, 2018. As of the Effective Date, the 8.125% Notes were reinstated.

7.5% Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consisted of $146,000 in face value, which were due on February 15, 2024. The Equity Plan provided for either a reinstatement of the 7.5% Notes and a cash payment equal to unpaid and overdue interest or an alternative distribution of new notes and cash payments as discussed in Note 2,”Chapter 11 Filing and Emergence from Bankruptcy.”

The Election 1 Notes have substantially the same terms as the 2024 Notes, other than the maturity date. The Election 2 Notes have substantially the same terms as the 2024 Notes, other than the (i) the maturity date and (ii) definitions and provisions related to a holder’s right to require the Company to repurchase such holder’s Election 2 Notes upon the occurrence of certain changes in the ownership or control of OSG. Under the Third Supplemental indenture, such right is triggered only upon the occurrence of both, a Change of Control and a Rating Decline (each as defined in the Third Supplemental Indenture). Both the Election 1 Notes and the Election 2 Notes (i) will accrue interest at the rate of 7.50% per annum from August 5, 2014, payable on February 15 and August 15 of each year, beginning on February 15, 2015, to holders of record on the immediately preceding February 1 and August 1; (ii) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (iii) may not be redeemed prior to their respective maturity dates; (iv) are subject to repurchase upon certain changes of ownership or control (the provisions of which, as noted above, are different between the two series of notes); (v) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (vi) restrict the Company’s ability to merge or consolidate with another person.

Form 10-Q Page 23

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes contractual interest expense (including default interest, as applicable) and reorganization items relating to default interest and changes in estimates of allowed claims relating to the Unsecured Revolving Credit Facility and the Unsecured Senior Notes, as applicable, pursuant to the Equity Plan recognized during the three and nine months ended September 30, 2014. The table also summarizes total contractual interest paid for those periods:

	Three Months Ended
	September 30, 2014
	Unsecured	Unsecured
	Revolving	Senior
	Credit Facility	Notes
Contractual interest (including default interest)	$4,563	$9,795
Reorganization expense	-	3,417
	$4,563	$13,212

Contractual interest paid	$79,886	$89,869

	Nine Months Ended
	September 30, 2014
	Unsecured	Unsecured
	Revolving	Senior
	Credit Facility	Notes
Contractual interest (including default interest)	$78,625	$83,456
Reorganization expense	-	14,181
	$78,625	$97,637

Contractual interest paid	$79,886	$89,869

Form 10-Q Page 24

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Secured Term Loan Facilities

The pre-reorganized OSG loan facilities included floating rate (based on LIBOR) secured terms loans with Danish Ship Finance (“DSF”) and the Export-Import Bank of China (“CEXIM”), with principal outstanding as of the Petition Date aggregating $266,936 and $311,751, respectively. These facilities provided that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The Company believed that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and therefore classified these secured term loans and related accrued interest as liabilities subject to compromise in the consolidated balance sheets at December 31, 2013. As of December 31, 2013, the loan-to-value ratios were estimated to approximate 97% and 91%, respectively. Pursuant to the Bankruptcy Court orders [D.I. 0459 and 0460] issued on February 5, 2013, the Company made Adequate Protection Interest payments to CEXIM and DSF during the post-petition period in consideration for the lenders not repossessing the secured vessels. In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments had been classified as reductions of outstanding principal through the quarter ended March 31, 2014. Pursuant to the Equity Plan that provides for payment in full of principal outstanding under the Secured Loan Facilities as of the Petition Date, Adequate Protection Interest Payments made during the period from April 1, 2014 to September 30, 2014 are reflected as a component of operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2014. For the three months ended September 30, 2014 and September 30, 2013, the Company made Adequate Protection Interest Payments relating to the DSF and CEXIM secured term loans aggregating $4,129  and $5,412, respectively. For the nine months ended September 30, 2014 and September 30, 2013, the Company made Adequate Protection Interest Payments relating to the DSF and CEXIM secured term loans aggregating $9,466  and $12,186, respectively. The principal outstanding and unpaid accrued interest for the DSF and CEXIM secured term loans were repaid on the Effective Date.

For the three and nine months ended September 30, 2014 the Company recorded charges of $342 and $5,545, respectively, relating to the DSF secured term loans. The charge for the nine months ended September 30, 2014 reflects interest expense relating to a) $4,662 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and b) $882 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment dates through August 5, 2014 at the contractual interest rate. For the three and nine months ended September 30, 2014 the Company also recorded charges of $230 and $4,627 to reorganization items relating to a settlement of disputed default interest for the period from November 14, 2012 through August 5, 2014.

For secured term loans with CEXIM, for the three and nine months ended September 30, 2014, the Company recorded charges of $835 and $14,915, respectively, to interest expense relating to a) $10,452 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and b) $4,462 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment date through August 5, 2014 at the contractual interest rate. The Company also recorded charges of $269 and $5,456 to reorganization items for a settlement of disputed default interest for the period from November 14, 2012 through August 5, 2014.

Form 10-Q Page 25

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of September 30, 2014. This letter of credit, which was issued in connection with certain arbitration proceedings the Company was involved in, is fully cash collateralized. Such cash collateral is considered restricted cash and was included in other assets in the condensed consolidated balance sheet in prior year periods and in restricted cash in the current assets section of the condensed consolidated balance sheet at September 30, 2014 based on management’s expectation of receiving the funds back during the fourth quarter of 2014 given that the arbitration proceedings were settled in September 2014. The cash collateral, less applicable bank fees, is expected to be returned to the Company in November 2014. There were no interest payments made on the outstanding letter of credit in 2013. For the three and nine months ended September 30, 2014, the Company recorded charges of $18 and $345, respectively, to interest expense relating to letter of credit post-petition contractual fees. For the nine months ended September 30, 2014 the Company recorded a charge of $23 to reorganization items for the change in estimate of the allowed claim for the creditor’s legal fees to be reimbursed by the Company.

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

The U.S. Flag segment includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but was still owned by a U.S. domiciled corporation through June 30, 2014. As a result of the June 30, 2014 intercompany sale of the vessel to a Marshall Islands domiciled subsidiary of the Company, effective July 1, 2014, the results of this vessel were removed from the U.S. Flag segment and presented in the International Product Carriers segment for all periods presented. The joint venture with four LNG Carriers is included in Other along with one chartered-in Chemical Carrier, which was redelivered to its owners in October 2013. The joint venture with two floating storage and offloading service vessels is included in the International Crude Tankers Segment.

Form 10-Q Page 26

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2014 and 2013 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2014:
Shipping revenues	$71,489	$30,916	$(1)	$103,879	$206,283
Time charter equivalent revenues	49,443	28,812	10	97,972	176,237
Depreciation and amortization	16,284	7,132	683	16,133	40,232
Gain/(loss) on disposal of vessels and other fixed assets	233	(108)	1,970	658	2,753
Income/(loss) from vessel operations	9,978	(530)	(703)	24,544	33,289
Equity in income of affiliated companies	8,379	-	2,546	388	11,313
Investments in and advances to affiliated companies at September 30, 2014	269,951	7,525	48,539	1,192	327,207
Total assets at September 30, 2014	1,259,303	548,520	48,539	1,049,385	2,905,747

September 30, 2013:
Shipping revenues	$108,053	$50,667	$1,102	$107,520	$267,342
Time charter equivalent revenues	51,937	33,898	1,088	100,711	187,634
Depreciation and amortization	19,405	6,992	548	17,223	44,168
Gain/(loss) on disposal of vessels	-	(92)	-	29	(63)
Income/(loss) from vessel operations	(2,302)	6,212	(618)	27,933	31,225
Equity in income of affiliated companies	7,264	-	2,023	380	9,667
Investments in companies at affiliated companies at September 30, 2013	265,402	5,405	36,019	1,168	307,994
Total assets at September 30, 2013	1,690,525	605,132	25,867	1,056,437	3,377,961

Form 10-Q Page 27

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	International
	Crude	Product
Nine months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2014:
Shipping revenues	$300,291	$117,078	$21	$323,116	$740,506
Time charter equivalent revenues	177,059	82,342	30	303,007	562,438
Depreciation and amortization	48,783	20,373	1,650	49,033	119,839
Gain/(loss) on disposal of vessels and other fixed assets	1,751	(108)	1,970	621	4,234
Income/(loss) from vessel operations	39,868	(3,583)	(1,361)	86,097	121,021
Equity in income of affiliated companies	23,433	-	4,857	1,154	29,444
Expenditures for vessels	1,404	19,752	-	10,912	32,068
Payments for drydocking	5,143	6,159	-	18,083	29,385

September 30, 2013:
Shipping revenues	$240,991	$177,638	$3,145	$321,120	$742,894
Time charter equivalent revenues	152,535	115,125	3,095	298,690	569,445
Depreciation and amortization	55,870	21,791	2,202	50,448	130,311
Gain/(loss) on disposal of vessels	1	(95)	116	1,121	1,143
Income/(loss) from vessel operations	(18,653)	18,374	(2,388)	83,458	80,791
Equity in income of affiliated companies	23,143	-	6,149	1,238	30,530
Expenditures for vessels	25,287	446	(3)	2,039	27,769
Payments for drydocking	4,721	2,073	-	10,316	17,110

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2014	2013
Time charter equivalent revenues	$176,237	$187,634
Add: Voyage expenses	30,046	79,708
Shipping revenues	$206,283	$267,342

	Nine Months Ended
	September 30,
	2014	2013
Time charter equivalent revenues	$562,438	$569,445
Add: Voyage expenses	178,068	173,449
Shipping revenues	$740,506	$742,894

Form 10-Q Page 28

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2014	2013
Total income from vessel operations of all segments	$33,289	$31,225
General and administrative expenses	(19,119)	(23,117)
Technical management transition costs	(854)	-
Severance costs	(3,713)	(277)
Gain/(loss) on disposal of vessels and other fixed assets	2,753	(63)
Consolidated income from vessel operations	12,356	7,768
Equity in income of affiliated companies	11,313	9,667
Other income	99	180
Interest expense	(29,111)	(3)
Income/(loss) before reorganization items and income taxes	$(5,343)	$17,612

	Nine Months Ended
	September 30,
	2014	2013
Total income from vessel operations of all segments	$121,021	$80,791
General and administrative expenses	(63,029)	(69,172)
Technical management transition costs	(2,686)	-
Severance costs	(18,360)	(3,341)
Gain on disposal of vessels and other fixed assets	4,234	1,143
Consolidated income from vessel operations	41,180	9,421
Equity in income of affiliated companies	29,444	30,530
Other income	378	464
Interest expense	(203,745)	(322)
Income/(loss) before reorganization items and income taxes	$(132,743)	$40,093

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of September 30,	2014	2013
Total assets of all segments	$2,905,747	$3,377,961
Corporate cash and securities	296,345	570,632
Restricted cash	140,879	-
Other unallocated amounts	97,926	46,131
Consolidated total assets	$3,440,897	$3,994,724

Form 10-Q Page 29

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2013 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of September 30, 2014. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2013 impairment tests.

The Company also considered the need to test its U.S. Flag fleet for impairment as of September 30, 2014 and December 31, 2013 but did not identify events or changes in circumstances that warranted such impairment testing.

Vessel Sales

During the nine months ended September 2014, the Company sold two International Flag Aframaxes, which had been employed in Lightering operations. The Company recognized gains of $2,583 and $4,083 on the sales of these vessels during the three and nine months ended September 30, 2014, respectively. In the second quarter of 2013, the Company delivered a spare U.S. Flag tugboat that had been idle since the fourth quarter of 2011, to buyers and recognized a gain of approximately $329 for the nine months ended September 30, 2013.

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2014, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC which manages vessels carrying Alaskan crude for BP.

Form 10-Q Page 30

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Floating Storage and Offloading Service Vessels (“FSO”) Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by among other things, the service contracts and the FSOs themselves. Approximately $151,646 and $196,499 was outstanding under the bank facility as of September 30, 2014 and December 31, 2013, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013, the long-term bank financing agreement was amended and restated to, among other things reschedule a $45,000 balloon payment due on August 30, 2013 to be paid in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of both September 30, 2014 and December 31, 2013, the carrying value of the Company’s guarantee in the accompanying balance sheet, was $0.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions, all of which were being accounted for as cash flow hedges through December 31, 2009. The interest rate swaps, covering notional amounts aggregating $254,308 and $304,472 as of September 30, 2014 and December 31, 2013, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. As of September 30, 2014 and December 31, 2013, the joint venture had a liability of $15,170 and $22,083, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $3,333 and $5,064, at September 30, 2014 and December 31, 2013, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG II”). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”).The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $724,280 and $750,576 was outstanding under this secured facility as of September 30, 2014 and December 31, 2013, respectively.

Form 10-Q Page 31

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint venture entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $701,822 and $727,663 at September 30, 2014 and December 31, 2013, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2014 and December 31, 2013, the joint venture recorded a liability of $109,900 and $108,725, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $54,794 and $54,199 at September 30, 2014 and December 31, 2013, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

See Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	September 30,
	2014	2013

Shipping revenues	$95,946	$95,297
Ship operating expenses	(61,671)	(61,826)
Income from vessel operations	34,275	33,471
Other expense	(437)	(466)
Interest expense	(12,283)	(14,402)
Net income	$21,555	$18,603

	Nine Months Ended
	September 30,
	2014	2013

Shipping revenues	$282,158	$284,250
Ship operating expenses	(186,304)	(184,396)
Income from vessel operations	95,854	99,854
Other expense	(1,308)	(1,205)
Interest expense	(38,279)	(40,443)
Net income	$56,267	$58,206

Note 9 – Variable Interest Entities (“VIEs”):

As of September 30, 2014, the Company participates in five commercial pools and three joint ventures. Two of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either of the two pools or the joint venture.

Form 10-Q Page 32

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2014:

Condensed
Consolidated Balance Sheet
Investments in Affiliated Companies	$273,022

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2014:

	Condensed
	Consolidated Balance Sheet	Maximum Exposure to Loss

Other liabilities	$-	$356,400

In addition, as of September 30, 2014, the Company had approximately $37,048 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2014. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 —Fair Value of Financial Instruments and Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash—The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt—The fair values of the Company’s publicly traded and non-publicly traded debt at September 30, 2014 are estimated based on quoted market prices.. As of December 31, 2013, all of the Company’s debt was subject to compromise (see Note 5, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases. For publicly-traded debt, estimates of fair value are based on quoted market prices.

Form 10-Q Page 33

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk.

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy discussed above, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2014:
Cash (a)	$428,048	$428,048	$-
8.125% notes due 2018	$(307,125)	$(307,125)	$-
7.5% notes due 2024	$(802)		$(802)
7.5% Election 1 notes due 2021	$(6,240)	$(6,240)	-
7.5% Election 2 notes due 2021	$(128,046)	$(128,046)	-
OBS Term Loan	$(598,864)	$(598,864)	-
OIN Term Loan	$(627,199)	$(627,199)	-

December 31, 2013:
Cash and cash equivalents	$601,927	$601,927	$-
Unsecured Senior Notes	$(559,441)	$-	$(559,441)

(a)	Includes restricted cash of $131,703.

Form 10-Q Page 34

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the prior year ended December 31, 2013, the Company’s debt was included in liabilities subject to compromise in the condensed consolidated balance sheets. Having filed the Chapter 11 Cases, the Company would not have been able to enter into similar credit facilities to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It was impractical to therefore obtain fair value estimates for such floating rate debt as December 31, 2013 and such debt was excluded from the above table for that period.

The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the 7.5% Notes due 2024 are thinly traded, those fair value estimates are considered to be Level 2 of the fair value hierarchy.

Note 11 — Taxes:

For the three months ended September 30, 2014 and 2013, the Company recorded an income tax (provision)/benefit of $63,544 and $(1,947) respectively, which represents an effective tax rate of 115% and 67%, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded income tax benefits of $112,629 and $5,787 respectively, which represents an effective tax rate of 38% and 3%, respectively. The increases in the effective income tax rate for the 2014 periods were substantially due to a change in the mix of U.S. and foreign income and release of a deferred tax liability associated with undistributed earnings of its foreign subsidiaries, offset in part by non-deductible costs incurred in connection with the bankruptcy proceedings.

During the three months ended September 30, 2014, the Company repaid the $1,500,000 Unsecured Revolving Credit Facility, for which OIN was liable on a joint and several basis. As a result, for the three and nine months ended September 30, 2014, the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess of the $1,500,000 facility limit over the cumulative potential deemed dividends arising from drawdowns by OSG under such facility and recorded an income tax benefit of $55,602.

During the three months ended September 30, 2014, as part of the confirmation of the Equity Plan, the 2004 through 2012 tax years were closed and a payment of $270,465 was made to the IRS. Therefore, the Company is not currently subject to U.S. federal examinations by tax authorities for years before 2013.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority. As of September 30, 2014 and December 31, 2013, the Company had a liability for unrecognized tax benefits of $33,054 and $261,208, after taking into consideration tax attributes, such as net operating loss carryforwards, which included interest and penalties of $75 and $14,923, respectively.

The Company currently plans to treat certain payments made by OSG in connection with the Company’s emergence from bankruptcy in August 2014 as having been made in its capacity as guarantor of the obligation of subsidiaries of OIN, a wholly owned subsidiary of the Company incorporated in the Marshall Islands, arising under certain loan agreements and deductible for U.S. income tax purposes. In connection with these payments, the Company has recorded a tax benefit; however, due to significant uncertainty as to whether the IRS will agree with the Company’s position on the deductibility of those payments, the Company has established a reserve to fully offset the benefit.

Form 10-Q Page 35

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the next 12 months, the Company believes that it is reasonably possible that a substantial majority of the Company’s unrecognized tax benefits, primarily reflected as a reduction of deferred tax assets, could change in the event of a ruling related to a planned application for a pre-filing agreement with the IRS.

Note 12 — Capital Stock and Stock Compensation:

Change in Capital Structure

The holders of our common stock are entitled to one vote per share, and holders of the Class A Common Stock and Class B common stock are entitled to vote together as a class, on any matter to be voted upon by the stockholders, other than as described below.

The provisions of our Amended and Restated Certificate of Incorporation setting forth the right of holders of shares of Class B Common Stock to receive the Aggregate Available Distribution (defined below) may not be amended without the affirmative vote of the holders of at least a majority of the outstanding shares of Class B Common Stock, nor may any corporate action which would alter or effect the rights of holders of shares of Class B Common Stock to receive the Aggregate Available Distribution as set forth in our Amended and Restated Certificate of Incorporation be taken without the affirmative vote of the holders of at least a majority of the outstanding shares of Class B Common Stock. In addition, except as otherwise contemplated by our Amended and Restated Certificate of Incorporation, any amendment to certain provisions therein may not adversely affect the rights of the holders of shares of Class B Common Stock in any manner that is unique to the Class B Common Stock, unless agreed to by a majority of the holders of the Class B Common Stock voting as a class.

Our Class B Common Stock carries an entitlement to distribution of a percentage of the proceeds from the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners (the “Proskauer Litigation”), net of related out-of-pocket expenses incurred by us, including legal fees, all reasonable and documented costs and expenses incurred and all payments made or to be made by us in respect of certain counterclaims or pursuant to indemnification obligations, as determined by our board of directors in good faith (such net amount, the “Net Litigation Recovery”). The aggregate amount of the Net Litigation Recovery that will be distributed to holders of the Class B Common Stock as of the relevant record date (the “Aggregate Available Distribution”) will be an amount equal to the product of the Net Litigation Recovery multiplied by 0.1. The holders of record of Class B Common Stock on the relevant record date will be entitled to receive, in respect of each share of Class B common stock held by such holder, a pro rata portion of the Aggregate Available Distribution calculated as a fraction thereof, the numerator of which shall be one and the denominator of which shall be 7,926,805. Any portion of the Aggregate Available Distribution that is not distributed to holders of Class B Common Stock as a result of shares of Class B Common Stock being converted into Class A Common Stock prior to the relevant record date will be property of the Company.

Form 10-Q Page 36

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Class B Common Stock can be converted at any time into one share of Class A Common Stock, and each Class B Warrant can be converted at any time into one Class A Warrant. Following the distribution of the Net Litigation Recovery (as defined in OSG’s Amended and Restated Certificate of Incorporation), all Class B Common Stock and Class B Warrants will be automatically converted into Class A Common Stock and Class A Warrants, respectively.

In order to preserve the status of OSG as a Jones Act company, the percentage of each class of its common stock that may be owned by non-U.S. citizens is limited. In addition, the Company has established policies and procedures to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our board of directors has determined that until further action by our board of directors, at least 77% of the outstanding shares of each class of capital stock of the Company must be owned by U.S. Citizens. As of September 30, 2014, the maximum percentage of shares of each of Class A and Class B Common Stock held by non-U.S. Citizens allowable under such policies and procedures had not been reached. At and during such time that the limit is reached with respect to shares of Class A Common Stock or Class B Common Stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens.

Each Class A Warrant and Class B Warrant (together, the “Warrants”) represents the right to purchase one share of Class A Common Stock and one share of Class B Common Stock, respectively, subject in each case to the adjustments as provided pursuant to the terms thereof. The Warrants may be exercised at a price per share of Class A Common Stock or Class B Common Stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039, and will expire thereafter. Until they exercise their Warrants, except as otherwise provided in the Warrants, the holders of the Warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG's reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG's Amended and Restated Certificate of Incorporation).

Director Compensation –Restricted Common Stock

On August 12, 2014, the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors of the Company (the “Board”) approved cash compensation and equity awards for the directors serving on the Board (each, a “Director”). Thereafter, on August 13, 2014, the Board awarded 324,997 Class A common stock shares to the members of the Board having an aggregate fair market value of $975 and vesting in full on August 13, 2015 subject to the Director continuing to provide services to the Company through such date. The grant date fair value of the Class A Common Stock was deemed to be $3.00. The shares granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. To the extent a Director’s service on the Board terminates prior to vesting on August 13, 2015, all of the shares of restricted stock will be forfeited without the payment of any consideration. Prior to the vesting date, a holder of restricted stock has all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Form 10-Q Page 37

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Incentive Compensation Plan and Non-Employee Director Incentive Compensation Plan

On September 23, 2014, the Committee approved the Overseas Shipholding Group, Inc. Management Incentive Compensation Plan (the “Management Plan”) and the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan (the “Director Plan” and together with the Management Plan, the “Incentive Plans”).

The purpose of the Incentive Plans is to promote the interests of the Company and its shareholders by providing certain employees and members of the Board, who are largely responsible for the management, growth and protection of the business of the Company, with incentives and rewards to encourage them to continue in the service of the Company. The Incentive Plans permit the Committee to grant to eligible employees and directors of the Company, as applicable, any of the following types of awards (or any combination thereof): cash incentive awards, nonqualified stock options, incentive stock options and other stock-based awards, including, without limitation, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units and share-denominated performance units. Subject to adjustment, the maximum number of shares of the Company’s Class A Common Stock authorized for issuance is 37,000,000 shares under the Management Plan and 3,000,000 shares under the Director Plan.

On September 23, 2014, the Committee also approved two forms of Stock Option Grant Agreements and two forms of Restricted Stock Unit Grant Agreements, each for use under the Management Plan (each a “Form of Grant Agreement”). Each Form of Grant Agreement provides for the grant of time-vested awards, which vest in equal installments on each of the first three anniversaries of the grant date, subject to the recipient of the award remaining employed with the Company on each such date. The awards made pursuant to certain Form of Grant Agreements are conditioned upon shareholder approval of the Management Plan within 12 months of the grant date.

Management Compensation - Restricted Stock Units and Restricted Stock Options

On September 29, 2014 (the “Grant Date”), the Company awarded an aggregate 196,349 restricted stock units (“RSUs”) which may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each RSU represents a contingent right to receive one share of Class A Common Stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the Grant Date. Settlement of the vested RSUs may be in either shares of Class A common Stock or cash, as determined at the discretion of the Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A Common Stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A Common Stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration. As of the Grant Date, management deemed the fair value of the Class A Common Stock to be $3.65.

Form 10-Q Page 38

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the Grant Date, the Company awarded an aggregate 453,586 stock options, which may not be transferred, pledged, assigned or otherwise encumbered prior to exercise. Each stock option represents an option to purchase one share of Class A Common Stock for an exercise price of $3.65 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the Grant Date. The stock options expire on the business day immediately preceding the tenth anniversary of the Grant Date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

2004 Stock Incentive Plan

On May 21, 2014, the Company filed notice with the Bankruptcy Court that it was rejecting the Company’s 2004 Stock Incentive Plan (“2004 Plan”) effective June 1, 2014. As a result of the rejection of the 2004 Plan, all unvested awards and any OSG equity interests thereunder were cancelled and holders of unvested awards are not entitled to participate in the Rights Offering (See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy”) or to vote on or received distributions under the Equity Plan (See Note 2). As a result of the cancellation of the unvested awards, the unrecognized stock compensation expense relating to unvested stock options, restricted common stock and restricted stock units was accelerated, and a charge of $1,796 was recorded to reorganization items in the condensed consolidated statements of operations for the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014 a $279 benefit was recorded in general and administrative expense relating to a revision of the estimated forfeiture rates to actual forfeiture rates for the 2004 Plan awards.

There were no stock options, restricted common stock, restricted stock units or performance related grants under the 2004 Plan during the period from January 1, 2014 through the May 21, 2014 rejection of the 2004 Plan, nor during the nine months ended September 30, 2013.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
As of	2014	2013
Unrealized losses on derivative instruments entered into by
the Company's equity method joint venture investees	$(58,127)	$(59,263)
Items not yet recognized as a component of net periodic
benefit cost (pension and other postretirement plans)	(10,400)	(10,081)
	$(68,527)	$(69,344)

Form 10-Q Page 39

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the balances of each component of accumulated other comprehensive less, net of related taxes, during the three and nine months ended September 30, 2014 and 2013 follow:

Changes in Accumulated Other Comprehensive Loss Components for the Three Months Ended September 30, 2014 and 2013

	Unrealized (gains)/losses on available- for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of June 30, 2014	$-	$(62,980)	$(10,425)	$(73,405)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	-	(55)	25	(30)

Amounts reclassified from accumulated other comprehensive loss	-	4,908	-	4,908
Total change in accumulated other comprehensive loss	-	4,853	25	4,878
Balance as of September 30, 2014	$-	$(58,127)	$(10,400)	$(68,527)

Balance as of June 30, 2013	$-	$(70,664)	$(14,479)	$(85,143)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	-	(2,788)	(446)	(3,234)

Amounts reclassified from accumulated other comprehensive loss	-	5,166	-	5,166
Total change in accumulated other comprehensive loss	-	2,378	(446)	1,932
Balance as of September 30, 2013	$-	$(68,286)	$(14,925)	$(83,211)

Form 10-Q Page 40

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Loss Components for the Nine Months Ended September 30, 2014 and 2013

	Unrealized (gains)/losses on available- for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	-	(13,637)	(319)	(13,956)

Amounts reclassified from accumulated other comprehensive loss	-	14,773	-	14,773
Total change in accumulated other comprehensive loss	-	1,136	(319)	817
Balance as of September 30, 2014	$-	$(58,127)	$(10,400)	$(68,527)

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

Current period change excluding amounts reclassified from accumulated other comprehensive loss	(181)	15,176	(32)	14,963

Amounts reclassified from accumulated other comprehensive loss	132	15,475	-	15,607
Total change in accumulated other comprehensive loss	(49)	30,651	(32)	30,570
Balance as of September 30, 2013	$-	$(68,286)	$(14,925)	$(83,211)

Form 10-Q Page 41

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Three Months Ended
	September 30,		Statement of
Accumulated Other Comprehensive Loss Component	2014	2013	Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(4,908)	$(5,166)	Equity in income of affiliated companies
			Total before and
	$(4,908)	$(5,166)	net of tax

Amounts Reclassified out of Accumulated Other Comprehensive Loss

	Nine Months Ended
	September 30,		Statement of
Accumulated Other Comprehensive Loss Component	2014	2013	Operations Line Item

Unrealized losses on available-for-sale securities:
Impairment recorded relating to securities held by the Company's foreign subsidiaries	$-	$(132)	Other income/ (expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(14,773)	(15,475)	Equity in income of affiliated companies
			Total before and
	$(14,773)	$(15,607)	net of tax

Form 10-Q Page 42

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective August 5, 2014, the Company emerged from bankruptcy and during the month of August, allowed claims related to the rejected vessel charters that were redelivered or amended through April 30, 2013 were settled. These settlements resulted in interest expense charges of $428 and $7,453 for post-petition contractual interest and reorganization item charges of $367 and $6,419 for post-petition interest required by the Equity Plan, for the three and nine months ended September 30, 2014, respectively. See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for additional information.

The Company recorded $(828) and $187,368 to reorganization items in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2013, relating to aggregate changes in estimate of lease termination costs and expenses incurred related to the rejected vessel charters that were redelivered or amended through April 30, 2013.

As of September 30, 2014, the Company had commitments to charter in 19 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and six are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at
September 30, 2014	Amount	Operating Days
2014	$25,144	1,196
2015	97,816	4,745
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
Thereafter	151,098	5,038
Net minimum lease payments	$564,515	24,379

Time Charters-in at
September 30, 2014	Amount	Operating Days
2014	$8,072	794
2015	24,167	2,136
2016	1,004	73
Net minimum lease payments	$33,243	3,003

Form 10-Q Page 43

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2014	Amount	Revenue Days
2014	$89,411	2,162
2015	281,650	5,332
2016	186,819	3,496
2017	118,246	2,005
2018	83,112	1,246
Thereafter	219,214	2,614
Future minimum revenues	$978,452	16,855

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $7,187 (2014), $26,559 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018) and $29,387 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Form 10-Q Page 44

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Office Space

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its corporate headquarters office space. The Company vacated the office space on June 30, 2013 and recorded a provision of $3,646 as of that date, for the estimated damages it expected the Bankruptcy Court to allow the building owner to claim. The Company also recorded a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property at such time. For the three and nine months ended September 30, 2014, the Company recorded charges to reorganization items in the condensed consolidated statement of operations of $486 and $646, respectively, relating to changes in estimate of the expected allowed claim. In conjunction with the Company’s emergence from bankruptcy, $4,132 was paid in settlement of the office lease claim.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2014 and 2013. The unfunded benefit obligation for these domestic pension and postretirement benefit plans as well as the obligations outstanding under the (i) unfunded, nonqualified supplemental defined benefit pension plan, (ii) the unfunded, nonqualified defined contribution pension plan covering highly compensated U.S. shore-based employees, and (iii) the OSG Non-Employee Director Deferred Compensation Plan, all of which were terminated in connection with the Company’s filing for bankruptcy, were included in liabilities subject to compromise in the condensed consolidated balance sheet as December 31, 2013. In conjunction with the Company’s emergence from bankruptcy, the Company made payments of $14,429 primarily relating to the Company’s nonqualified supplemental defined benefit and defined contribution pension plans, and reclassified liabilities relating to the Company’s pension and other postretirement benefit plans of $11,691 to other liabilities in the condensed consolidated balance sheet.

The Company had expected that its required contributions in 2014 with respect to its domestic defined benefit pension plan would be approximately $1,320; however, management has revised its estimated funding requirements to incorporate changes resulting from the Highway Funding and Transportation Act of 2014, which reduces current minimum funding requirements. The Company met its revised funding requirements for 2014 with contributions made during the nine months ended September 30, 2014 of $1,063.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. In July 2014, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”) in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($8,386 and $8,073 at September 30, 2014 and December 31, 2013, respectively).

Form 10-Q Page 45

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Director Compensation, Agreements with Executive Officers and Severance Costs:

On August 11, 2014, Captain Robert E. Johnston, President and Chief Executive Officer of the Company, retired from his positions as Chief Executive Officer and President and ceased to be an employee of the Company. On August 11, 2014, the Company entered into a letter agreement with Captain Johnston, which supersedes entirely the letter agreement previously entered into between the Company and Captain Johnston on March 22, 2013 and provides, among other things, that Captain Johnston will serve the Company as a consultant until December 31, 2015 (the “Consulting Period”). In exchange for Captain Johnston’s consulting services, the Company will pay Captain Johnston a monthly fee of $56 during the Consulting Period. In addition to severance in the amount of $675 under the Company’s severance plan, pursuant to the letter agreement, Captain Johnston was paid $1,013 with respect to his 2014 bonus and $6,399 in full satisfaction of his entitlement under the Company’s Supplemental Executive Savings Plan.

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

During the three and nine months ended September 30, 2013, the Company released excess reserves (net of additional provision) aggregating $0 and $422, respectively, that were related to the relocation of the technical management of its conventional International Flag crude oil tanker fleet from its Newcastle, U.K. office to its Athens, Greece office.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards, which is reflected in general and administrative on the statement of operations for the nine months ended September 30, 2013.

In April 2013, thirty-seven employees, including three senior executive officers of the Company, were terminated as part of a reduction in force (“April 2013 RIF”). The Company recorded approximately $3,427 in severance related costs during 2013 related to the April 2013 RIF, of which $277 and $3,763 was recorded during the three and nine months ended September 30, 2013.

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). OSG expects to incur approximately $34,000 in total expenses related to the transition to the outsourcing arrangement. Of this estimated $34,000 amount, approximately $21,000 is expected to be related to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”), and approximately $13,000 is expected to be related to set-up, wind-down and transitions costs. The estimates contained herein are subject to uncertainty.

Form 10-Q Page 46

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the aforementioned, on January 7, 2014, the then current Board of Directors of OSG (the “Predecessor Board”) and the Compensation Committee of the Board approved a transitional incentive program for certain non-executive employees (the “Transition NEIP”). In order to achieve the restructuring described above, the Company required the commitment of the employees whose responsibilities would ultimately be outsourced or rendered unnecessary by virtue of the outsourcing (the “Transitional Employees”). The Transition NEIP is a broad based plan intended to offer compensation incentives to substantially all of the non-executive Transitional Employees (the “Eligible Employees”) upon the achievement of specific objectives (“Objectives”) related to the operations and restructuring of OSG’s international operations. For Eligible Employees, the annualized target awards range from 25% to 75% of base salary. The total estimated cost of the incentive payments to be offered under the Transition NEIP, assuming all Eligible Employees participated and all of the Objectives were timely achieved, is $5,000. The Transition NEIP also includes approximately $1,000 to be allocated among Transition NEIP participants as needed based on personnel attrition, assumption of additional responsibilities, or other relevant events as determined by the Company. On this basis the total estimated cost of the Transition NEIP is $6,000, which is a component of the $21,000 of the employee transition and termination benefits and similar transition and termination costs described above. The Transition NEIP was subject to the approval of the Bankruptcy Court, which was received on February 3, 2014.

Activity relating to the reserves for the April 2013 RIF and the Outsourcing RIF for the three and nine months ended September 30, 2014 is summarized as follow:

	Outsourcing	April 2013
Activity for the three and nine months ended September 30, 2014	RIF	RIF
Balance as of January 1, 2014	$-	$1,368
Provision	14,136	-
Utilized	(2,666)	(1,278)
Balance as of June 30, 2014	11,470	90
Provision	3,548	-
Utilized	(10,740)	(46)
Balance as of September 30, 2014	$4,278	$44

The tables above exclude related professional fees, which are expensed as incurred.

Form 10-Q Page 47

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Contingencies:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Class Action Lawsuits and Derivative Actions

The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through the Equity Plan, which became effective on August 5, 2014. Under the terms of that settlement, the Equity Plan provides for full satisfaction of the claims of the putative class through (i) $7,000 in cash, which was paid on August 5, 2014, (ii) 15% of the net litigation recovery in the action against Proskauer, described below, (iii) $5,000 in cash, payable following the entry of a final order resolving the Proskauer action, (iv) $3,000 in cash, payable by the reorganized Company on August 5, 2015, (v) proceeds of any residual interest the Company has in certain director and officer insurance policies, and (vi) any remaining cash in the class E1 disputed claims reserve established by the Equity Plan following resolution of all other class E1 claims. The settlement proceeds will be held in escrow pending allocations and distributions to members of the putative class to be determined by the district court overseeing the Exchange Act claims.

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On July 2, 2014, the Southern District issued a scheduling order for discovery, and discovery has now commenced. Under the terms of the scheduling order, all discovery is to be completed by July 22, 2015. On October 21, 2014, plaintiffs moved to file a Fourth Consolidated Amended Complaint adding claims under the Exchange Act against the Company’s current and former independent registered public accounting firms. At the request of plaintiffs, the Southern District adjourned the schedule related to class certification and class discovery pending resolution of the motion to file the Fourth Consolidated Amended Complaint and any motion directed against the Fourth Consolidated Amended Complaint.

Form 10-Q Page 48

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The plaintiffs in the Southern District action filed a proof of claim against the Company in the Bankruptcy Court. Pursuant to a settlement with such plaintiffs and the putative class on whose behalf their claim is filed, their direct claims against the Company are fully and finally resolved based on the Equity Plan treatment described above. Separately, certain of the defendants in the Southern District have filed claims in the Bankruptcy Court against the Company for indemnification or reimbursement based on potential losses incurred in connection with such action. Certain of those indemnification claims, asserted by former directors of the Company, have been released pursuant to the Equity Plan. In addition, the indemnification claims asserted by the Company’s former underwriters have been capped at no more than $1,500, pursuant to orders of the Bankruptcy Court. All claims of the defendants in the Southern District against the Company are subordinated pursuant to Section 510(b) of the Bankruptcy Code and are classified in Class E1. Under the Equity Plan, subordinated claims against the Company are limited to recoveries from a segregated reserve of $2,000 to be funded by the Company pursuant to the Equity Plan. The Equity Plan and related confirmation order do not permit any recoveries by the defendants beyond this $2,000 cap. Any amounts remaining following full and complete satisfaction of all Class E1 claims, including claims of defendants in the Southern District, will be distributed to members of the putative class pursuant to the terms of the settlement described above. The Equity Plan and confirmation order foreclose the defendants in the Southern District from pursuing any other or further remedies against the Company.

As such, management estimates the amount of its exposure with respect to the actions pending before the Southern District described above at between zero and $2,000.

Form 10-Q Page 49

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proskauer Action

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the General Counsel of the Company (and then Senior Vice President and Secretary) and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company. The plaintiffs allege that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by Proskauer and four of its partners filed motions to dismiss the action. On June 9, 2014, the plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014 the defendants filed motions to dismiss the plaintiffs’ amended complaint. The motion to dismiss is scheduled to be heard by the Supreme Court on January 15, 2015.

On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against such defendants in the Supreme Court. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action, and on September 10, 2014, the Supreme Court denied the motion to dismiss the legal malpractice for breach of duty of care claim but granted the motion to dismiss the legal malpractice for breach of duty of loyalty claim as subsumed within the duty of care claim.

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

Form 10-Q Page 50

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Equity Plan provides for funding for potential liabilities that the SEC may assert in connection with its proof of claim (the “SEC Claim”) to the extent that the SEC Claim is allowed. The SEC filed the SEC Claim in respect of contingent and unliquidated amounts that the SEC may assert against the Company as a result of the outcome of its investigation of the Company and certain of its advisors. Pursuant to the Equity Plan, the Debtors will fund a cash reserve of up to $5,000 to satisfy any liabilities on account of the SEC Claim, solely to the extent and upon the entry of a final order of the Bankruptcy Court providing that the SEC Claim or any portion thereof is allowed. The SEC and the Debtors have agreed that there is no inference, assertion, concession, admission, determination or conclusion that should be drawn from the establishment of the reserve, as the SEC’s investigation of the Company, its advisors and individuals inside and outside of the Company is ongoing, and the SEC will make a determination of whether there were securities laws violations only at the conclusion of its investigation. The SEC has reached no such conclusion, and the Staff sought a reserve solely in recognition of the fact that the SEC had not completed its investigation prior to the Equity Plan’s confirmation.

Form 10-Q Page 51

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. On June 4, 2014 the U.S. Coast Guard accepted the Company’s self-reporting of this matter under the Coast Guard’s voluntary disclosure policy. Under such policy, the Coast Guard will not recommend to the U.S. Department of Justice or other prosecuting authority that criminal charges be brought against the Company arising from this matter. The Company is cooperating with the Department of Justice in its investigation resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of September 30, 2014.

Legal Proceedings Arising in the Ordinary Course of Business

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries (including without limitation exposure to asbestos and other toxic materials), wrongful death, collision or other casualty and to claims arising under charter parties. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, should not be material to the Company’s financial position, results of operations and cash flows.

Form 10-Q Page 52

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements regarding the tanker and articulated tug/barge markets, and the Company's prospects, including prospects for certain strategic alliances and investments. All statements other than statements of historical facts should be considered forward-looking statements. There are a number of factors, risks and uncertainties, many of which are beyond the control of the Company, that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements; the Company’s ability to generate cash; the Company’s ability to raise cash through the sale of non-core assets; the success of the Company’s strategic investment decisions; the success of the Company’s plan to reduce its cost structure, including to implement the outsourcing of the technical and commercial management of its International Flag fleet and the Company’s dependence on third party service providers for such management; the Company’s ability to attract, retain and motivate key employees; continued weakness or worsening of economic conditions; the Company’s ability to streamline its operations and reduce its general and administrative expenses; the highly cyclical nature of OSG’s industry; fluctuations in the market value of vessels; an increase in the supply of vessels without a commensurate increase in demand; adequacy of OSG’s insurance to cover its losses; constraints on capital availability; acts of piracy on ocean-going vessels; terrorist attacks and international hostilities and instability; changing economic, political and governmental conditions abroad; compliance with environmental laws or regulations, including compliance with regulations concerning discharge of ballast water and effluents scheduled to become effective in the next few years; seasonal variations in OSG’s revenues; the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future; the Company’s ability to generate cash to service its indebtedness; potential costs, penalties and adverse effects associated with litigation and regulatory inquiries regarding the restatement of the Company’s prior financial statements; the Company’s compliance with the Jones Act provisions on coastwise trade and the continuing existence of these provisions and international trade agreements; the Company’s ability to renew its time charters when they expire or to enter into new time charters for newbuilds; delays or cost overruns in building new vessels (including delivery of new vessels); the scheduled shipyard maintenance of the Company’s vessels or rebuilding or conversion of the Company’s vessels; termination or change in the nature of OSG’s relationship with any of the pools in which it participates; OSG’s ability to compete effectively for charters with companies with greater resources; increased operating costs and capital expenses as the Company’s vessels age; refusal of certain customers to use vessels of a certain age; the failure of contract counterparties to meet their obligations; the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company; unexpected drydock costs; and the arrest of OSG’s vessels by maritime claimants. The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Form 10-Q Page 53

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

The Company’s operating fleet as of September 30, 2014, consisted of 85 vessels aggregating 8.3 million dwt and 864,800 cbm, including 19 vessels that have been chartered-in under operating leases.

All dollar amounts are in thousands, except daily or per-day dollar amounts and per share amounts.

Our Emergence from Bankruptcy

During the period from November 14, 2012 through August 4, 2014, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts. We emerged from Chapter 11 on August 5, 2014 (the “Effective Date”). Our plan of reorganization, (the “Equity Plan”) provided for the discharge of claims by cash payment. On the Effective Date, we cancelled all of our then outstanding common stock and authorized the issuance of up to 1,067,926,805 shares of stock comprised of Class A common stock, Class B common stock and preferred stock. On the Effective Date, the Company issued an aggregate of 528,499,801 shares of post-emergence Class A and Class B common stock and Class A and Class B warrants pursuant to the Equity Plan and received proceeds of $1,510,000. Our reorganized OSG Class B common stock has been listed on the NYSE MKT and began “regular way” trading under the symbol “OSGB” on October 9, 2014. Our reorganized OSG Class A Common Stock is not listed on any securities exchange, however, the Company has a registration statement on Form S-3, which was filed in relation to the Company’s obligations under the Registration Rights Agreement to register the Class A Common Stock. Such registration statement was not effective as of November 10, 2014. Additionally, on the Effective Date we closed on Exit Financing facilities with an aggregate borrowing capacity (excluding accordion features) of $1,356,375 and drew down an aggregate $1,231,375 under such facilities.

At the Petition Date we carried $2,577,290 of debt (gross of original issue discount). As a result of retiring our non-public debt and our 8.75% debentures with proceeds from the issuance of reorganized OSG common stock and warrants, the Exit Financing Facilities described above, and cash on hand, we have reduced our pre-petition debt by $2,131,290 to $446,000. After consideration of our Exit Financing Facilities, at September 30, 2014, we had $1,674,297 of debt with a weighted average interest rate of 6.2%.

In connection with our emergence from Bankruptcy, we recorded certain “plan effect” adjustments as of the Effective Date to our condensed consolidated balance sheet in order to reflect certain provisions of our Equity Plan. These adjustments included the cancellation of all of our pre-reorganized OSG outstanding common stock and the issuance of both Class A and Class B common stock and warrants.

During the pendency of the Chapter 11 Cases, we rejected 25 executory contracts relating to charter agreements, of which eight were renegotiated and vessels for the remaining 17 were redelivered. We also embarked on an organizational restructuring process that involved outsourcing the technical and commercial management of our International Flag conventional tanker fleet as part of an overall strategy to position the Company to successfully emerge from Chapter 11 with a smaller, more-concentrated fleet without the need for costly systems, multiple offices and the associated expenses. We believe these actions will allow us to compete more effectively in the future in the markets in which we operate.

Form 10-Q Page 54

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

See “Item 1, Business – Reorganization Under Chapter 11,” in OSG’s Annual Report on Form 10-K for 2013 and Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a further description of the Chapter 11 Cases, the proceedings in Bankruptcy Court and OSG’s emergence from Bankruptcy.

Risks and Uncertainties

The Company urges that appropriate caution be exercised with respect to existing and future investments in any of its liabilities and/or its securities. See Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for 2013 as well as in the Company’s March 31, 2014 Quarterly Report on Form 10-Q and this Quarterly Report on Form 10-Q.

The following is a discussion of the Company’s financial condition as of September 30, 2014 and results of operations for the three and nine month periods ended September 30, 2014 and 2013. The Company’s operating results for these periods were significantly impacted by the Bankruptcy emergence and reorganization described above. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2014 at 93.3 million barrels per day (“b/d”), an increase of 0.8 million b/d, or 0.9%, over the same quarter in 2013. The increase was mainly apparent in non-OECD countries, which experienced an increase of 1.0 million b/d, or 2.2%, in the third quarter of 2014 to 47.2 million b/d compared with 46.2 million b/d for the third quarter of 2013. The estimate for global oil consumption for all of 2014 is 92.6 million b/d, an increase of 1.0% compared with the 2013 estimate of 91.7 million b/d. OECD demand for 2014 is currently forecasted to be 0.7% below 2013 levels at 45.8 million b/d compared with 46.1 million b/d in 2013.

Form 10-Q Page 55

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Global oil production in the third quarter of 2014 reached 92.9 million b/d, an increase of 1.3 million b/d over the third quarter of 2013. OPEC crude oil production increased by 1.5% in the third quarter of 2014, averaging 30.2 million b/d, compared to 29.8 million b/d in the second quarter of 2014, but down from the 30.4 million b/d average in the third quarter of 2013. OPEC production for the 2013 year compared with the 2012 year had declined by 0.8 million b/d to 30.5 million b/d, partially due to production and political issues in Libya and Iran and to offset production increases in Non-OPEC areas. Non-OPEC production growth for 2013 was largely driven by the U.S., which increased its annual oil production by 1.1 million b/d in 2013 to 10.3 million b/d, making the U.S. the second largest oil producer in the world, after Russia. This trend continues in 2014 with U.S. oil production reaching 11.8 million b/d in August 2014, an increase of 0.1 million b/d compared with the second quarter of 2014 and an increase of 1.4 million b/d when compared with the third quarter of 2013.

Refinery throughput in the Americas increased by about 0.4 million b/d in the third quarter of 2014 compared with the comparable quarter in 2013. Crude oil imports decreased by about 0.5 million b/d over the same period, with the increase in refining throughput being accounted for by the increase in domestic production. Imports from OPEC and Non-OPEC countries decreased by 0.2 million b/d each, in the third quarter of 2014 compared with the comparable quarter in 2013. Chinese crude imports decreased from 6.8 million b/d in April 2014 to 5.7 million b/d in July before recovering somewhat in August to around 5.9 million b/d due mainly to building of strategic and commercial stocks.

During the third quarter of 2014, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 1.8 million dwt as the crude fleet (led by VLCCs) increased by 0.6 million dwt, while the product carrier fleet expanded by 1.2 million dwt. Over the last 12 months, the size of the tanker fleet has increased by 3.0 million dwt as all major size classes added tonnage, except for Suezmaxes and Aframaxes.

During the third quarter of 2014, the tanker orderbook increased by 1.3 million dwt, with an increase of 1.0 million dwt in the VLCC sector, an increase of 1.7 million dwt in the Suezmax sector, a decrease of 1.0 million dwt in the Aframax sector, an increase in the Panamax sector of 0.3 million dwt and a decrease of 0.7 million dwt in the MR sector. For the last 12 months, the orderbook increased by a total of 16.8 million dwt, with VLCCs increasing by 8.5 million dwt, Suezmaxes by 0.5 million dwt, Aframaxes by 2.3 million dwt, Panamaxes by 0.9 million dwt and MRs by 4.6 million dwt.

Average VLCC freight rates in the third quarter of 2014 increased from the second quarter of 2014, after the declines experienced during the second quarter compared with the first quarter of 2014, with September seeing lower rates than July and August before recovering again toward the end of the month. Other crude sectors experienced similar trends in the third quarter as well. The MR sector showed a modest increase during the third quarter of 2014, although average rates were still at levels below those experienced in 2013.

Form 10-Q Page 56

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Spot TCE rates for prompt Jones Act Product Carriers and large Articulated Tug Barges (“ATBs”) averaged $96,000 and $61,300 per day, respectively, during the third quarter of 2014, representing increases of 5% and 7%, respectively, for each class of vessel compared with the third quarter of 2013. Rates during the first nine months of 2014 increased approximately 11% and 13%, respectively, for each class of vessel compared with the first nine months of 2013. There was little spot market activity in the third quarter of 2014 as nearly all vessels were committed to time charters. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage. The increase in rates in the third quarter of 2014 compared with the same quarter of 2013 can largely be attributed to an increase in the coastwise domestic crude oil trade, primarily Eagle Ford crude. The average monthly rate of production from the Eagle Ford formation increased by approximately 0.4 million b/d in the third quarter of 2014 compared with the same period in 2013. Eagle Ford oil is transported by pipeline to Corpus Christi, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi, and the Philadelphia area. Approximately 32% of the Jones Act fleet of Product Carriers and large ATBs is engaged in transporting domestic crude oil. A year ago, it was 21%.

As of September 30, 2014, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 0.14 million barrels and 0.35 million barrels, which definition excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 73 vessels as there were no newbuild deliveries or vessels scrapped during the quarter. The industry’s firm Jones Act orderbook as of September 30, 2014, with deliveries scheduled between the third quarter of 2015 and the second quarter of 2017 consisted of 14 Product Carriers and nine large ATBs. Options for an additional two Product Carriers and five ATBs remain open. In addition, two late 1970s built Alaskan crude tankers (Kodiak and Sierra), which are currently owned by Exxon, are being marketed for sale and may be redeployed by the eventual buyer into the Eagle Ford crude trade from Corpus Christi to the Philadelphia area.

Delaware Bay lightering volumes averaged 0.08 million b/d in the third quarter of 2014 compared with 0.19 million b/d in the third quarter of 2013. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports. The lightering fleet has offset reduced demand by carrying crude from the Gulf Coast to refineries in the Delaware Bay..

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 4, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3, “Significant Accounting Policies,” in this Quarterly Report on Form 10-Q.

Form 10-Q Page 57

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results from Vessel Operations:

During the third quarter of 2014, income from vessel operations improved by $4,588 to $12,356 from $7,768 in the third quarter of 2013. This increase reflects quarter-over-quarter decreases in charter hire and non-bankruptcy related general and administrative expenses and depreciation. Such impacts were partially offset by lower TCE revenues and increases in technical management transition and severance costs.

During the first nine months of 2014, income from vessel operations improved by $31,759 to $41,180 from $9,421 in the first nine months of 2013. This increase resulted from a significant decrease in charter hire expense and lower non-bankruptcy related general and administrative expenses and depreciation. Increases in severance and technical management transition costs, as well as lower TCE revenues, partially offset these favorable impacts.

The decrease in charter hire expense in the three months ended September 30, 2014 compared with the comparable period in the prior year resulted from the redelivery of eight vessels (six Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters-in. The decrease in charter hire expense in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was principally the result of the Company’s rejection of leases and redelivery of 15 time and bareboat chartered-in International Flag vessels between early–January 2013 and mid-April 2013. Such rejections were executed as a part of the Company’s Chapter 11 restructuring process. The Company entered into new lease agreements at lower rates on eight other chartered-in vessels, including one redelivered by the Company in January 2013 that delivered back to the Company in May 2013 after completion of its scheduled dry-docking, which was for the account of the vessel’s owner. In addition to the rejected charters, five Suezmaxes were redelivered to their owners by the Company at the expiry of their respective charters after the first quarter of 2013.

The lower depreciation expense in the three and nine month periods ended September 30, 2014 compared with the three and nine month periods ended September 30, 2013 was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $365,976 recorded by the Company on fifteen International Flag vessels in the fourth quarter of 2013.

Offsetting these favorable variances in the third quarter of 2014 was a decrease in TCE revenues of $11,407, or 6%, to $176,227 from $187,634 in the third quarter of 2013. This decrease was due to (i) a significant decrease in revenue days of 906 days reflecting the vessel redeliveries discussed above as well as the Company’s exit from the full service International Flag Lightering business and (ii) a weakening of rates in the International Flag Handysize Product Carrier fleet. These negative factors were partially offset by improvement in average rates in the International Flag VLCC and Aframax fleets.

For the first nine months of 2014 there was a decrease in TCE revenues of $7,007, or 1% to $562,438 from $569,445 in the corresponding period of the prior year. Such decrease related to (i) significantly lower rates in the Handysize Product Carrier fleet and (ii) a 3,004 day decrease in revenue days. These negative factors were partially offset by a strengthening in rates throughout the International Crude Tankers segment, particularly in the Aframax and VLCC fleets, along with the continued strength in the Jones Act market that benefitted the U.S. Flag segment.

Form 10-Q Page 58

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Technical Management and Outsourcing

Following an internal analysis and outside consultation regarding the best way to improve the returns from its International Flag operations, in January 2014 the Company resolved to outsource the technical management of that fleet. This decision was taken in light of both the decreasing size of the Company’s International Flag fleet, largely as a result of charter rejections consummated through the bankruptcy process, and the potential savings in overhead and other expenses that could potentially be achieved.

During the first quarter of 2014, certain of the Company’s subsidiaries executed agreements with V.Ships UK Limited (“V.Ships”) for technical management of OSG’s International Flag conventional tanker fleet and related services. These included (i) substantively identical individual ship management agreements assigning technical management responsibilities to V.Ships for each of the 46 vessels in the Company’s International Flag conventional tanker fleet, and (ii) one transition services agreement, encompassing the entire fleet, specifying the terms and conditions of the transition of technical management functions to V.Ships (the “Transition Plan”). The Company’s U.S. Flag business will continue with its historical strategy of performing the technical management of its vessel fleet.

Pursuant to the Transition Plan, the Company began transferring management to V.Ships in March 2014 and completed all of the vessel transfers by September of 2014. With an annual management fee of $150 per vessel, vessel operating expenses are expected to increase by approximately $1,700 per quarter, for complete quarters after the vessel transfers are completed. In addition, the Company expects to incur one-time third-party manager set up costs of approximately $3,200 during 2014. These increases in vessel expenses will be offset by a decrease in general and administrative expenses, which is expected to exceed the aggregate technical management fees incurred, once the vessel transfers are completed and the employees impacted by the reduction in force announced in January 2014 leave the Company.

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

Form 10-Q Page 59

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Crude Tankers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
TCE revenues	$49,443	$51,937	$177,059	$152,535
Vessel expenses	(19,527)	(21,218)	(61,764)	(65,075)
Charter hire expenses	(3,654)	(13,616)	(26,644)	(50,243)
Depreciation and amortization	(16,284)	(19,405)	(48,783)	(55,870)
Income/(loss) from vessel operations (a)	$9,978	$(2,302)	$39,868	$(18,653)

Average daily TCE rate	$17,811	$14,980	$19,228	$14,047
Average number of owned vessels (b)	27.9	28.8	28.3	28.3
Average number of vessels chartered-in under operating leases	3.4	10.9	7.2	12.8
Number of revenue days(c)	2,776	3,467	9,208	10,858
Number of ship-operating days:(d)
Owned vessels	2,568	2,652	7,716	7,720
Vessels bareboat chartered-in under operating leases	36	92	217	337
Vessels time chartered-in under operating leases	272	748	1,499	2,666
Vessels spot chartered-in under operating leases	-	160	246	492

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

Form 10-Q Page 60

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2014 and 2013, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended September 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$19,778	$-	$17,385	$17,757
Revenue days	898	-	872	54
Suezmaxes:
Average rate	$-	$-	$11,256	$-
Revenue days	-	-	83	-
Aframaxes:
Average rate	$18,519	$-	$15,213	$-
Revenue days	1,063	-	1,658	-
Panamaxes:
Average rate	$21,012	$12,062	$19,232	$11,178
Revenue days	355	459	459	342

Nine Months Ended September 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs:*
Average rate	$22,617	$16,748	$18,151	$17,757
Revenue days	2,692	10	2,664	54
Suezmaxes:
Average rate	$15,603	$-	$10,695	$18,410
Revenue days	38	-	738	14
Aframaxes:
Average rate	$19,750	$-	$13,673	$16,007
Revenue days	4,072	-	4,876	13
Panamaxes:
Average rate	$22,255	$11,964	$18,800	$11,139
Revenue days	1,077	1,321	1,345	1,064

*	The average rates reported in the above tables represent VLCCs under 15 years of age. The average spot TCE rates earned by the Company's VLCCs on an overall basis during the three and nine months ended September 30, 2014 were $19,730 and $21,556, and during the three and nine months ended September 30, 2013 were $15,589 and $17,008, respectively.

Form 10-Q Page 61

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2014, TCE revenues for the International Crude Tankers segment decreased by $2,494, or 5%, to $49,443 from $51,937 in the third quarter of 2013. This decrease in TCE revenues reflects a 691 day decrease in revenue days. The decrease in revenue days reflects a reduction in the International Crude Tankers Lightering fleet ahead of the Company’s exit from the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014. Such reduction included the sale of two 1994-built Aframaxes that had been utilized in the International Flag Lightering business, one in March 2014 and a second in September 2014, and the redelivery of two other vessels at the expiry of their short-term time charters-in. Also contributing to the decrease in revenue days were fewer chartered-in days in the Aframax and Suezmax fleets of 340 and 83, respectively. Partially offsetting these decreases were higher average rates for the Aframax and VLCC sectors.

Vessel expenses decreased by $1,691 to $19,527 in the third quarter of 2014 from $21,218 in the third quarter of 2013. The decrease in vessel expense is primarily due to a 140 day decrease in owned and bareboat chartered-in vessels. The reduction reflects the sales of the two Aframaxes described above. Average daily vessel expenses also decreased by $226 as a result of lower crew and insurance costs, and the timing of the delivery of spares. Charter hire expenses decreased by $9,962 to $3,654 in the third quarter of 2014 from $13,616 in the third quarter of 2013, primarily resulting from a decrease of 692 chartered-in days in the current period. Such decrease was driven by the return of the Suezmaxes and Aframaxes discussed above, as well as fewer spot charter-in days in the International Flag Lightering business. Depreciation expense decreased by $3,121 to $16,284 in the third quarter of 2014 from $19,405 in the third quarter of 2013, reflecting the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels in the segment recorded in the fourth quarter of 2013.

During the first nine months of 2014, TCE revenues for the International Crude Tankers segment increased by $24,524, or 16%, to $177,059 from $152,535 in the first nine months of 2013 as a result of higher average rates across all fleets in the segment, with the increased rates in the Aframax and VLCC sectors being especially significant. These increases in rates were partially offset by a 1,650 day decrease in revenue days. The decrease in revenue days reflects the decreased levels of chartered-in vessels discussed above, as well as one Suezmax and one Aframax that were returned to their owners prior to the expiration of their charters in January 2013 and February 2013, respectively. The charters for the vessels that were returned to their owners prior to their expiration were rejected as a part of the Company’s Chapter 11 restructuring process.

Vessel expenses decreased by $3,311 to $61,764 in the first nine months of 2014 from $65,075 in the first nine months of 2013. The decrease in vessel expense is due to the reduction in owned days referred to above, along with a decrease of average daily vessel expenses of $296 driven by the same factors discussed in the third quarter above, with the incremental impact of the Company’s ULCC being placed in lay-up during April 2013. Charter hire expenses decreased by $23,599 to $26,644 in the first nine months of 2014 from $50,243 in the first nine months of 2013, primarily resulting from a decrease of 1,533 chartered-in days in the current period, driven by the return of the Suezmaxes and Aframaxes discussed above, along with the reduction in the International Flag Lightering chartered-in fleet. The Company also renegotiated the rate on one of its chartered-in Aframaxes during late February 2013, which resulted in a lower rate and further contributed to the decrease in charter hire expense. Depreciation expense decreased by $7,087 to $48,783 in the first nine months of 2014 from $55,870 in the first nine months of 2013, as a result of the impact of reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2013, partially offset by an increase in depreciation relating to the delivery of a newbuild Aframax to the Company in July 2013.

Form 10-Q Page 62

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Operating results for the International Crude Tankers Lightering business for the first nine months of 2014 were approximately $1,586 lower than the comparable 2013 period. Weaker results reflect, in part, reductions in the size of the Lightering business’ owned and spot chartered-in fleet due to the exit from providing full service Lightering, offset by lower charter hire expenses due to the return of several workboats to their owners after the first quarter of 2013.

International Product Carriers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
TCE revenues	$28,812	$33,898	$82,342	$115,125
Vessel expenses	(14,159)	(11,589)	(40,004)	(34,022)
Charter hire expenses	(8,051)	(9,105)	(25,548)	(40,938)
Depreciation and amortization	(7,132)	(6,992)	(20,373)	(21,791)
Income/(loss) from vessel operations	$(530)	$6,212	$(3,583)	$18,374

Average daily TCE rate	$12,116	$14,042	$11,744	$14,461
Average number of owned vessels	18.7	18.0	18.3	18.0
Average number of vessels chartered-in under operating leases	7.9	9.0	8.4	11.6
Number of revenue days	2,378	2,414	7,012	7,961
Number of ship-operating days:
Owned vessels	1,724	1,656	4,982	4,914
Vessels bareboat chartered-in under operating leases	276	276	819	824
Vessels time chartered-in under operating leases	452	554	1,476	2,330

Form 10-Q Page 63

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2014 and 2013, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three Months Ended September 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$7,649	$-	$-	$-
Revenue days	56	-	-	-
Panamax Product Carriers:
Average rate	$21,804	$13,970	$19,020	$12,626
Revenue days	92	268	183	184
Handysize Product Carriers:
Average rate	$11,814	$-	$13,999	$11,949
Revenue days	1,963	-	1,738	310

Nine Months Ended September 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$7,649	$-	$-	$-
Revenue days	56	-	-	-
Panamax Product Carriers:
Average rate	$27,770	$13,684	$18,198	$12,399
Revenue days	282	789	639	546
Handysize Product Carriers:
Average rate	$11,029	$9,036	$14,280	$13,136
Revenue days	5,384	499	6,120	655

During the third quarter of 2014, TCE revenues for the International Product Carriers segment decreased by $5,085, or 15% to $28,812 from $33,898 in the third quarter of 2013. This decrease in TCE revenues resulted primarily from a period-over-period decrease in the average blended rate earned by the Handysize Product Carrier fleet. Such decrease was partially offset by the delivery of a newbuild LR2 in July 2014. Rates achieved for the newbuild LR2 were very weak due to difficulties obtaining commercial acceptance since newbuilds are delivered without vetting approvals.

Form 10-Q Page 64

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers segment vessel expenses increased by $2,570 to $14,159 in the third quarter of 2014 from $11,589 in the third quarter of 2013. The increase in vessel expenses was primarily a result of increased daily vessel expenses of $1,170 per day, which related to technical management fees paid to V.Ships, higher damage repairs and the timing of the delivery of lubricating oils. The newbuild LR2 delivery discussed above also contributed to the increase. Charter hire expenses decreased by $1,054 to $8,051 in the third quarter of 2014 from $9,105 in the third quarter of 2013. This decrease is driven by a 99 day decrease in chartered-in days. Depreciation and amortization increased by $140 to $7,132 in the third quarter of 2014 from $6,992 in the third quarter of 2013 as the impact of the LR2 newbuild delivery was offset to a large extent by reductions in vessel bases that resulted from impairment charges on two vessels in the segment recorded in the fourth quarter of 2013.

During the first nine months of 2014, TCE revenues for the International Product Carriers segment decreased by $32,782, or 29% to $82,342 from $115,125 in the first nine months of 2013. This decrease resulted from a combination of a decrease in average daily blended rates earned by the Handysize Product Carriers and a 949 day decrease in revenue days. The reduction in revenue days was driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and twelve chartered-in Handysize Product Carriers to their owners between early-January 2013 and mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced rate after the completion of its scheduled drydocking, which was for the account of the vessel’s owner. These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process.

Vessel expenses increased by $5,982 to $40,004 in the first nine months of 2014 from $34,022 in the first nine months of 2013. This change principally reflects an increase of average daily vessel expenses by $1,226 per day, primarily as a result of V.Ships technical management fees, higher damage repairs and the timing of the delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $15,390 to $25,548 in the first nine months of 2014 from $40,938 in the first nine months of 2013 primarily due to the rejected leases referred to above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on nine additional Handysize Product Carriers and entry into new agreements on seven of such vessels at lower rates commencing in March and April 2013. Depreciation and amortization decreased by $1,417 to $20,373 in the first nine months of 2014 from $21,791 in the first nine months of 2013, as a result of the reductions in vessel bases that resulted from the impairment charges recorded in the fourth quarter of 2013.

U.S. Flag
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
TCE revenues	$97,972	$100,711	$303,007	$298,690
Vessel expenses	(34,350)	(32,762)	(99,947)	(97,134)
Charter hire expenses	(22,945)	(22,793)	(67,930)	(67,650)
Depreciation and amortization	(16,133)	(17,223)	(49,033)	(50,448)
Income from vessel operations	$24,544	$27,933	$86,097	$83,458
Average daily TCE rate	$47,868	$47,216	$48,503	$46,774
Average number of owned vessels	14.0	14.0	14.0	14.0
Average number of vessels chartered in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,047	2,133	6,247	6,386
Number of ship-operating days:
Owned vessels	1,288	1,288	3,822	3,822
Vessels bareboat chartered-in under operating leases	920	920	2,730	2,730

Form 10-Q Page 65

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2014 and 2013, between spot and fixed earnings and the related revenue days.

Three Months Ended September 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$58,705	$-	$56,476
Revenue days	-	1,035	-	1,077
Non-Jones Act Handysize Product Carriers:
Average rate	$12,014	$12,895	$27,417	$-
Revenue days	141	43	183	-
ATBs:
Average rate	$-	$34,557	$36,267	$33,522
Revenue days	-	640	47	642
Lightering:
Average rate	$67,654	$-	$66,289	$-
Revenue days	187	-	183	-

Nine Months Ended September 30,
	2014		2013
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$57,976	$-	$55,733
Revenue days	-	3,102	-	3,222
Non-Jones Act Handysize Product Carriers:
Average rate	$27,415	$13,929	$32,845	$-
Revenue days	503	43	543	-
ATBs:
Average rate	$-	$34,585	$32,508	$32,192
Revenue days	-	2,053	310	1,757
Lightering:
Average rate	$70,154	$-	$66,516	$-
Revenue days	546	-	554	-

Form 10-Q Page 66

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2014, TCE revenues for the U.S. segment decreased by $2,739, or 3%, to $97,972 from $100,711 in the third quarter of 2013. The Jones Act market remained strong during the current quarter. The decrease in revenue was primarily attributable to the Non-Jones Act Handysize Product Carriers due to the timing of voyages performed under a contract of affreightment. Also contributing to the decrease in revenue was a 95 day increase in drydock and repair days in the current quarter.

During the first nine months of 2014, TCE revenues for the U.S. segment increased by $4,317, or 1%, to $303,007 from $298,690 in the first nine months of 2013. The increase was attributable to the continued strong rate environment in the U.S. Flag market, which allowed the Company’s ATBs to operate entirely on time charters at robust rates during the three and nine months ended September 30, 2014, which more than offset an 119 day increase in drydock and repair days and the impact of the timing of voyages performed under a contract of affreightment for the Non-Jones Act Handysize Product Carriers.

U.S. Flag vessel expenses increased by $1,588 to $34,350 in the three months ended September 30, 2014 from $32,762 in the three months ended September 30, 2013, and by $2,813 to $99,947 in the first nine months of 2014 from $97,134 in the prior year period. These increases were primarily due to an increase in average daily vessel expenses of $719 per day and $429 per day in the three and nine months ended September 30, 2014, respectively, which resulted primarily from higher crew costs, drydock fuel deviation costs and repair costs.

As further described in Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 3014, the counterparty to the Company’s largest Delaware Bay Lightering contract has approached the Company about restructuring the contract to lower the volumes and had indicated it may have liquidity issues related to any termination or reduction payment. The Company currently believes that under current market conditions, if it were to suffer a reduction in that lightering business, it could replace the potential lost Lightering revenues for these vessels with revenues from other time charters.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025. The Company is scheduled to receive $3,100 per year for each vessel from 2014 through 2018, $3,500 from 2019 through 2021, and $3,700 from 2022 through 2025.

Form 10-Q Page 67

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the third quarter of 2014, general and administrative expenses decreased by $3,998 to $19,119 from $23,117 in the third quarter of 2013 principally due to the following:

•	a decrease in compensation and benefits for shore-based staff of approximately $4,711 principally attributable to (i) a reduction in the number of shore-based staff as a result of the Outsourcing RIF, (ii) the classification in the 2014 period of 2014 incentive bonus related accruals associated with staff included in the restructuring plan announced in January 2014 as part of severance costs in the accompanying condensed consolidated financial statements, (iii) a decrease in retention bonuses under programs approved by the Bankruptcy Court in late-March 2013, and (iv) a decrease in stock compensation expense as a result of the cancellation of the 2004 Stock Incentive Plan. These decreases were partially offset by reductions in management fees (expense reimbursements) paid by the commercial pools for which the Company was the commercial manager;
•	a decrease in consulting costs of approximately $352, resulting principally from lower non-bankruptcy-related tax compliance fees; and
•	a decrease in rent and facility related expenses, and travel and entertainment totaling $681.

These decreases were partially offset by an increase in liability insurance of $2,157, principally related to the acceleration of directors and officers liability insurance costs, since the then-existing coverage ended upon the Company’s emergence from bankruptcy, and a one-time premium paid for runoff coverage for the former directors and officers of the Company.

For the nine months ended September 30, 2014, general administrative expenses decreased by $6,143 to $63,029 from $69,172 for the same period in 2013 principally due to the following:

•	a decrease in compensation and benefits for shore-based staff of approximately $4,284, principally attributable to the factors mentioned above in the discussion of the third quarter of 2014, partially offset by the recognition of a higher level of stock compensation forfeitures in 2013 compared with 2014;
•	a decrease in consulting costs resulting from lower non-bankruptcy-related tax compliance fees and nonrecurring costs incurred in 2013 referred to above, totaling $1,488; and
•	a decrease in rent and facility related expenses, and travel and entertainment related costs of $2,552.

These decreases were partially offset by the following:

•	higher audit related fees of $1,888; and
•	an increase in liability insurance of $1,469, principally related to the acceleration of Directors and Officers liability insurance costs in the third quarter of 2014, since the then existing coverage ended upon the Company’s emergence from bankruptcy, and a one-time premium paid in the third quarter of 2014 for runoff coverage as described above, partially offset by the recognition in the 2013 period of the portion of the premium for increased coverage covering the period from the Petition date through March 2013 when such increased coverage was approved by the Bankruptcy Court.

Form 10-Q Page 68

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As a result of the decision to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management of the International Flag fleet, management estimates that the Company will incur approximately $21,000 during 2014 and 2015 relating to employee (both shore side and seagoing) transition and termination benefits (including related professional fees) of which $3,713 and $18,360 was incurred during the three and nine months ended September 30, 2014 and reported as severance costs on the condensed consolidated statement of operations.

Equity in Income of Affiliated Companies:

During the third quarter of 2014, equity in income of affiliated companies increased by $1,646 to $11,313 from $9,667 in the third quarter of 2013. This quarter-over-quarter change was principally attributable to decreases in operating expenses and interest expense. A favorable impact on the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt contributed $570 to the quarter-over-quarter increase. During the first nine months of 2014, equity in income of affiliated companies decreased by $1,086 to $29,444 from $30,530 in the nine months ended September 30, 2013. The period over period change was principally attributable to the decrease in revenue earned by the LNG joint venture as a result of 40 offhire days during the quarter ended March 31, 2014 for repairs to one of the joint venture’s vessels that was involved in a collision in late December 2013.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2014 and 2013.

Form 10-Q Page 69

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30,
	2014		2013
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	184	49.9%	184	49.9%
FSOs operating on long-term charter	92	50.0%	92	50.0%
	276		276

Nine Months Ended September 30,
	2014		2013
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	525	49.9%	545	49.9%
FSOs operating on long-term charter	273	50.0%	273	50.0%
	798		818

Interest Expense:

During 2013 and for the first quarter of 2014, management believed that interest on the Company’s secured and unsecured debt subsequent to the Petition date would not be an allowed claim. Consequently, the Company ceased accruing interest on such debt. During the second quarter of 2014, as a result of events surrounding the bankruptcy process, management deemed it probable that allowed claims relating to its loan agreements and certain rejected executory contracts would provide for contractual post-petition interest from the Petition Date through the effective date of the Equity Plan for claims entitled to contractual post-petition interest.

Interest expense of $29,111 and $203,745 for the three and nine months ended September 30, 2014 reflects total interest expense of $21,964 and $86,550 associated with the Company’s reinstated Unsecured Senior Notes and new Exit Financing Facilities. The balance of interest expense recognized during the current year periods represents contractual post-petition interest on allowed claims associated with our pre-reorganized OSG loan agreements (excluding reinstated Unsecured Senior Notes) and certain rejected executory contracts. Therefore, interest expense for the three months ended September 30, 2014 is not indicative of the expense that will be recognized in future quarters.

Form 10-Q Page 70

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Taxes:

For the three months ended September 30, 2014 and 2013, the Company recorded an income tax (provision)/benefit of $63,544 and ($1,947) respectively, which represents an effective tax rate of 115% and 67%, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded income tax benefits of $112,629 and $5,787 respectively, which represents an effective tax rate of 38% and 3%, respectively. The increases in the effective income tax rate for the 2014 periods were substantially due to a change in the mix of U.S. and foreign income and losses and release of a deferred tax liability associated with undistributed earnings of its foreign subsidiaries, offset in part by non-deductible costs incurred in connection with the bankruptcy proceedings.

During the three and nine months ended September 30, 2014, the Company repaid the $1,500,000 Unsecured Revolving Credit Facility, for which OIN was liable on a joint and several basis. As a result, because OIN was no longer liable on a joint and several basis for the three and nine months ended September 30, 2014, the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess of the $1,500,000 facility limit over the cumulative potential deemed dividends arising from the drawdowns by OSG under such facility, and recorded an income tax benefit of $55,602. Overseas Shipholding Group, Inc.’s tax basis in the stock of OSG International, Inc. exceeds the book basis of such investment as of September 30, 2014.

The Company currently plans to treat certain payments made by Overseas Shipholding Group, Inc. in connection with the Company’s emergence from bankruptcy in August 2014 as having been made in its capacity as guarantor of the obligations of subsidiaries of OIN, arising under certain loan agreements and deductible for U.S. income tax purposes. In connection with these payments, the Company has recorded a tax benefit; however, due to significant uncertainty as to whether the IRS will agree with the Company’s position on the deductibility of those payments, the Company has established a reserve to fully offset the benefit.

During the three months ended September 30, 2014, as part of the confirmation of the Equity Plan, the 2004 through 2012 tax years were closed and a payment of $270,465 was made to the IRS. Therefore, the Company is currently not subject to U.S. federal examinations by tax authorities for years before 2013.

Form 10-Q Page 71

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EBITDA:

The Company uses certain non-GAAP financial measures including EBITDA that differ from financial measures calculated in accordance with U.S. generally accepted accounting principles. EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should be considered in addition to, and not as a substitute for, or superior to, net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. The Company believes that its disclosure of these non-GAAP financial measures provides investors greater transparency to the information used by management for its financial and operational decision-making and enables investors to better understand its period-over-period operating performance. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss), as reflected in the condensed consolidated statements of operations, to EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income/(loss)	$8,445	$960	$(185,249)	$(190,949)
Income tax (benefit)/provision	(63,544)	1,947	(112,629)	(5,787)
Interest expense	29,111	3	203,745	322
Depreciation and amortization	40,232	44,168	119,839	130,311
EBITDA	$14,244	$47,078	$25,706	$(66,103)

Liquidity and Sources of Capital:

Working capital at September 30, 2014 was approximately $503,000 compared with $439,000 at December 31, 2013. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. Approximately 36% of cash on hand at September 30, 2014 is held by the Company’s foreign subsidiaries.

Net cash used in operating activities in the nine months ended September 30, 2014 was $742,621, which is not necessarily indicative of the cash to be provided by or used in operating activities for the year ending December 31, 2014, compared with $102,426 provided by operating activities in the first nine months of 2013. Net cash used in operating activities in the nine months ended September 30, 2014 primarily reflects the cash settlement of non-debt related allowed claims, including rejected executory contract claims of $296,958, the IRS claim of $270,465 and approximately $190,000 of interest paid on debt and non-debt allowed claims.

Capitalized terms used hereafter have the meaning given in this Quarterly Report on Form 10-Q or in the respective transaction documents referred to below.

Form 10-Q Page 72

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Our current sources of funds are operating cash flows, issuances of equity securities, borrowings under our Exit Financing Facilities, additional borrowings as permitted under the Exit Financing Facilities and the opportunistic sales of our vessels. In the past we also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete similar transactions consistent with achieving the objectives of our business plan. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, and repay our outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any cash dividends since the third quarter of 2011. We do not currently intend to resume the payment of cash dividends on our common stock in the foreseeable future because of the needs of our business operations. In addition, our ability to pay cash dividends is restricted under both the OBS Term Loan and OIN Term Loan Exit Financing Facilities. Such facilities require commencing with the year ended December 31, 2015, that Excess Cash Flow (as that term is defined in the respective term loan agreements) be used to make mandatory prepayments of outstanding loans. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant. To the extent permitted under the terms of OBS Term Loan and OIN Term Loan Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to establish and grow our fleet.

We have remaining unused credit availability under the OBS ABL Facility of $75,000 and under the OIN Revolver Facility of $50,000. The OBS Term Loan provides that OBS may request an increase of the term loan commitment by an amount which may not exceed the greater of (i) $75,000 and (ii) an additional amount, if, after giving effect to the increase of such additional amount on a Pro Forma Basis, OBS is in compliance with a Total Secured Leverage Ratio of no greater than 3.10:1.00 for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that, among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OBS shall be in compliance with the Loan to Value Test. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder.

The OBS ABL Facility provides that OBS may request an increase of the revolving term loan commitments by up to $25,000, provided that among other terms and conditions, (a) no Default (as that term and all capitalized terms used hereafter in this paragraph, and not otherwise defined in this Form 10-Q, have the meaning given such terms in the OBS ABL Facility) shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately before and after giving effect to such increase, Suppressed Availability may not be less than $10,000. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder.

Form 10-Q Page 73

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The OIN Term Loan and OIN Revolver Facility (collectively, the “OIN Facilities”) provides that the borrowers thereunder may request an increase of the term loan and revolving loan commitments by an amount which may not exceed, collectively, the greater of (i) $75,000 and an additional amount, if, after giving effect to the increase of such additional amount, on a Pro Forma Basis, OIN is in compliance with a Total Secured Leverage Ratio of no greater than 5.00:1.00 for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OIN shall be in compliance with the Loan to Value Test. However, no Lender is obligated to increase the amount of their loan commitment thereunder, and the borrowers thereunder may not obtain more than a $25,000 increase in the revolving loan commitments.

In order to improve our liquidity position in the markets in which we operate, we have taken steps to improve and strengthen our operations and our overall financial position by reducing activities and curtailing expenditures in non-core areas and through the opportunistic sales of certain of our older vessels. We are using independently managed pools as the principal commercial strategy for all of our International Flag conventional tanker vessels and we exited the full service International Crude Tankers Lightering business. During the nine months ended September 30, 2014 we sold two International Flag Aframaxes, which had been employed in Lightering operations. We expect to continue our efforts to reduce overhead and discontinue activities that do not constitute part of our core business. Our newbuild program was completed with the delivery of the Overseas Shenandoah on July 24, 2014. Management continues to evaluate fleet growth opportunities and may pursue new opportunities that arise.

We believe the actions we have taken, including implementing the Equity Plan, closing on our Exit Financing Facilities, issuing equity under the Rights Offering and Equity Commitment Agreement, reducing our activities in certain non-core areas and disposing of underperforming assets, will allow us to generate sufficient cash to support our operations over the next twelve months. Our ability to generate sufficient cash is dependent upon, among other things, continuing to improve the profitability of our operations and future cash flows.

The Company’s credit was not rated by Moody’s Investors Service or Standard & Poor’s Rating Services during the bankruptcy period. However, ratings were assigned to the Company’s post-emergence long-term debt between June 2014 and August 2014 when the Company emerged from bankruptcy. In August 2014, Moody’s Investors Service assigned Caa1 ratings to the Company’s reinstated Unsecured Senior Notes and affirmed the Company’s long-term corporate credit rating of B2 and a credit rating of B1 on the OBS Term Loan and Ba2 on the OIN Term Loan. Moody’s also indicated a ratings outlook of stable. Similarly in August 2014, Standard & Poor’s assigned a B long-term corporate credit rating with a ratings outlook of stable. With respect to the Company’s outstanding debt, Standard & Poor’s assigned a B/4 rating to the Company’s reinstated Unsecured Senior Notes and a BB-/1 rating to the Company’s Exit Financing Facilities.  The ratings do not impact any of the existing covenants contained in the Company’s debt agreements, which do not contain ratings triggers, nor do they increase the Company’s current cost of funds, but if a downgrade were to occur, it could increase the cost of future borrowings it seeks to negotiate.

Form 10-Q Page 74

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Impact of Exit Financing Facilities and Equity Issuance on Liquidity

Upon our emergence from Bankruptcy, we closed on the Exit Financing Facilities and drew down the full amount available under the secured term loans of $1,231,375 and received proceeds net of issuance and deferred financing costs of $1,178,760. We combined such funds with $1,510,000 of proceeds of equity issuances under the Rights Offering and Equity Commitment Agreement (net of a 5% underwriting commission paid in shares of Class A Common Stock and warrants) and cash and cash equivalents on hand to make payments relating to the Chapter 11 Cases.

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans. Beginning with the annual period commencing January 1, 2015, the OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow, as discussed above.

The OBS Term Loan and the OIN Term Loan mature on the five year anniversary and the OBS ABL Facility and the OIN Revolver mature on the four and a half year anniversary of their respective loan agreement closing dates. The maturity dates for the Exit Facilities are subject to acceleration upon the occurrence of certain events, including a change in control event or other events of default as defined in the respective loan agreements.

The OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of the each fiscal quarter; none of the other Exit Financing Facilities have financial covenants. Each Exit Financing Facility contains certain restrictions relating to new borrowings and, the movement of funds between the borrowers thereunder and OSG, as set forth in the respective loan agreements. Furthermore, drawdowns under the OBS ABL Facility borrowings are limited based upon the available borrowing base, as defined in the loan agreement.

For additional information relating to the Exit Financing Facilities, the Rights Offering and the Equity Commitment Agreement discussed above, see Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” Note 5, “Debt,” and Note 12, “Capital Stock and Stock Compensation,” in this Quarterly Report on Form 10-Q.

Outstanding Letters of Credit

The Company has a $9,146 letter of credit outstanding as of September 30, 2014. This letter of credit, which was issued in connection with certain arbitration proceedings the Company is involved in, is fully cash collateralized. The arbitration was settled and the cash collateral, less applicable fees, is expected to be returned to the Company in November 2014.

Form 10-Q Page 75

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Cost Associated with Exit or Disposal Activities

As noted under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General,” on January 13, 2014, the Company announced the outsourcing of certain management services for vessels in our International Flag conventional fleet to V.Ships. OSG expects to incur approximately $34,000 in total expenses related to the transition to the outsourcing arrangement. Of this estimated $34,000 amount, approximately $21,000 is expected to be related to employee transition and termination benefits and similar transition and termination costs, and approximately $13,000 is expected to be related to set-up, wind-down and transitions costs. The estimates contained herein are subject to uncertainty. See Note 16, “Agreements with Executive Officers and Severance Costs,” to the accompanying condensed consolidated financial statements for additional information with respect to such estimated severance costs.

The outsourcing of technical management is intended to provide the Company’s International Flag business with a competitive cost structure, consistent with industry best practice that will enable it to take advantage of future market opportunities.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of September 30, 2014, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $875,926 of which $724,280 was nonrecourse to the Company.

As of September 30, 2014, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt and interest rate swap obligations was $83,408 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, as of September 30, 2014 follows:

	Balance of					Beyond
	2014	2015	2016	2017	2018	2018	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$-	$35,325	$35,325	$35,325	$323,138	$173,551	$602,664
OBS Term Loan - floating rate	9,590	37,895	37,660	37,253	36,932	598,756	758,086
OIN Term Loan - floating rate	10,796	42,652	42,384	41,919	41,553	626,224	805,528
Operating lease obligations(2)
Bareboat Charter-ins	25,144	97,816	99,038	98,219	93,200	151,098	564,515
Time Charter-ins	8,072	24,167	1,004	-	-	-	33,243
Total	$53,602	$237,855	$215,411	$212,716	$494,823	$1,549,629	$2,764,036

Form 10-Q Page 76

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $446,000 as of September 30, 2014 range from 7.5% to 8.125%. The interest obligations for floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 5.25% and 5.75%, respectively. Amounts shown for the OBS Term Loan and OIN Term Loan exclude any estimated repayments as a result of Excess Cash Flows.

(2)	As of September 30, 2014, the Company had charter-in commitments for 19 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

Risk Management:

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

On October 10, 2014, both OBS and OIN entered into separate interest rate cap (“Interest Rate Cap”) agreements with a forward start date of February 5, 2015 to limit the floating interest rate exposure associated with their respective term loans. The notional value of the OBS Interest Rate Cap is $375,000 with a Cap Rate of 2.5% through February 5, 2017, at which time the Cap Rate increases to 3.0% through the termination date of February 5, 2018.  The notional value of the OIN Interest Rate Cap is $400,000 with a Cap Rate of 2.5% through the termination date of February 5, 2017.

The Company seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness is assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss. There were no foreign currency forward contracts outstanding at September 30, 2014.

The shipping industry's functional currency is the U.S. dollar. All of the Company's revenues and most of its operating costs are in U.S. dollars.

Interest Rate Sensitivity:

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Form 10-Q Page 77

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Principal Amounts by Expected Maturity and Average Interest Rate

								Fair Value
	Balance of					Beyond		September 30,
At September 30, 2014	2014	2015	2016	2017	2018	2018	Total	2014
($ millions)
Liabilities
Long term-debt, including current portion
Fixed rate	$0.0	$0.0	$0.0	$0.0	$300.0	$146.0	$446.0	$442.2
Average Interest rate	-	-	-	-	8.13%	7.50%
Variable Rate	$3.1	$12.3	$12.3	$12.3	$12.3	$1,176.0	$1,228.3	$1,226.1
Average Interest rate	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Quarterly Report on Form 10-Q.

Form 10-Q Page 78

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Interim Presidents jointly serving in the role of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s management, including the Co-Interim Presidents and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Co-Interim Presidents and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.        Legal Proceedings

See Note 17, “Contingencies,” to the condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

Other than as described below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the additional risk factors noted in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. To the extent any risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 relate to the factual information disclosed elsewhere in this Quarterly Report on Form 10-Q, including with respect to the Chapter 11 Cases, such risk factors should be read in light of such information.

Form 10-Q Page 79

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company has recognized tax benefits in the third quarter of 2014, but certain of these items may be subject to audit and material adjustment by the Internal Revenue Service.

The Company currently plans to treat certain payments made by Overseas Shipholding Group, Inc. in connection with the Company’s emergence from bankruptcy in August 2014 as having been made in its capacity as guarantor of the obligations of subsidiaries of OSG International, Inc., a wholly owned subsidiary of the Company incorporated in the Marshall Islands, arising under certain loan agreements and deductible for U.S. income tax purposes. In connection with these payments, the Company has recorded a tax benefit; however, due to significant uncertainty as to whether the IRS will agree with the Company’s position on the deductibility of those payments, the Company has established a reserve to fully offset the benefit.

Certain of these items may be subject to audit and material adjustment by the IRS.

The following risk factor replaces the risk factor from our Annual Report on Form 10-K for the year ended December 31, 2013 titled “The outsourcing of the technical and commercial management of the Company’s International Flag conventional tankers, which currently represents a significant portion of the Company’s worldwide operations, exposes the Company to the risks associated with reliance on third party service providers.”

The Company depends on third party service providers for technical and commercial management of its International Flag fleet.

The Company currently outsources to third party service providers certain management services of its International Flag fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements with V.Ships to assign technical management responsibilities to V.Ships for each vessel in the Company’s owned or bareboat chartered-in International Flag conventional tanker fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of its International Flag conventional tanker fleet to certain other third party service providers, principally shipping pools.

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels and must rely on third party service providers to, among other things:

•	comply with contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;

•	comply with requirements imposed by the U.S. government (i) restricting calls on ports located in countries that are subject to sanctions and embargoes and (ii) prohibiting bribery and other corrupt practices;

•	respond to changes in customer demands for the Company’s vessels;

•	obtain supplies and materials necessary for the operation and maintenance of the Company’s vessels; and

•	mitigate the impact of labor shortages and/or disruptions relating to crews on the Company’s vessels.

Form 10-Q Page 80

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The third party service providers selected by the Company may not provide a comparable standard of service to that the Company provided with respect to such vessels prior to any outsourcing. Furthermore, damage to any such third party’s reputation, relationships or business may reflect on the Company directly or indirectly, and could have a material adverse effect on the Company’s reputation and business.

V.Ships has the right to terminate the Ship Management Agreements at any time with 90 days’ notice. If V.Ships exercises that right, the Company will be required either to assume those management duties or to enter into substitute agreements with other third parties. The Company may not succeed in negotiating and entering into such agreements and, even if it does so, the terms and conditions of such agreements may be less favorable to the Company. Furthermore, if the Company is required to dedicate internal resources to managing the International Flag conventional tanker fleet (including, but not limited to, hiring additional qualified personnel or diverting existing resources), this could result in increased costs and reduced efficiency and profitability. Any such changes could disrupt the Company’s business and have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to the Common Stock and Warrants

The market price of our securities may fluctuate significantly.

The market price of our securities may fluctuate substantially. You may not be able to resell your Class A or Class B Common Stock or Class A or Class B Warrants at or above the price you paid for such securities due to a number of factors, some of which are beyond our control. These risks include those described or referred to in this “Risk Factors” section as well as, among other things: fluctuations in the Company’s operating results; activities of our competitors; changes in our relationships with the Company’s customers or the Company’s vendors; changes in business or regulatory conditions; failure to achieve earnings guidance or to meet market expectations; future sales of the Company’s securities by it, directors, executives and significant stockholders; changes in domestic and international economic and political conditions; and other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

In addition, the stock market has recently experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of the Company’s securities, regardless of its actual operating performance.

Form 10-Q Page 81

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s stock and warrants are thinly traded, and your ability to sell such securities may be limited.

The Company’s Class A Common Stock and Class A Warrants are currently traded as “restricted securities” in the over-the-counter market and in privately negotiated transactions among individual holders pursuant to exemptions from the Securities Act of 1933. Transactions are reported as taking place only sporadically. Certain broker-dealers report quotes for the purchase and sale of Class A Common Stock and Class A Warrants. While the Company intends to apply for listing of the Class A Common Stock and Class A Warrants on the New York Stock Exchange (“NYSE”) at such time as it meets the NYSE’s listing requirements, the Company may not be able to qualify for listing, and a larger market may never be developed or maintained. The Company cannot assure you as to the liquidity of any market that may develop for the Class A Common Stock and Class A Warrants, your ability to sell your Class A Common Stock and Class A Warrants or the price at which you would be able to sell such securities.

In addition, the Company’s Class B Common Stock is listed on NYSE MKT. However, trading volume have been relatively low. Low levels of liquidity may make it difficult for you to sell your Class B Common Stock at any particular time.

The exercise of outstanding warrants may result in substantial dilution to the Company’s stockholders.

As of October 31, 2014, the Company has outstanding:

•	210,153,431 Class A warrants with an exercise price of $0.01 per share exercisable into an aggregate of 209,754,583 shares of Class A common stock; and

•	3,158,625 Class B warrants with an exercise price of $0.01 per share exercisable into an aggregate of 3,152,631 shares of Class B common stock.

Collectively, if exercised, the shares of common stock underlying these warrants would represent approximately 40.3% of the Company’s outstanding common stock following such exercise. Accordingly, any such exercise would result in substantial dilution to the Company’s stockholders.

The Company’s common stock is subject to restriction on foreign ownership and possible required divestiture by non-U.S. citizen stockholders.

Certain of the Company’s U.S. Flag operations are conducted in the U.S. coastwise trade and are governed by the U.S. federal law commonly known as the “Jones Act”. The Jones Act restricts waterborne transportation of goods and passengers between points in the United States to vessels owned and controlled by “U.S. Citizens” as defined thereunder (as so defined, “U.S. Citizens”). The Company could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of the equity interests in the Company. Such loss would have a material adverse effect on the Company’s results of operations.

Form 10-Q Page 82

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize its board of directors to establish with respect to any class or series of capital stock, but not warrants, of the Company certain rules, policies and procedures, including procedures with respect to transfer of shares, to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, the Company’s board of directors has determined that until further action by it, at least 77% of the outstanding shares of each class of capital stock of the Company must be owned by U.S. Citizens. On the Effective Date, the maximum percentage of shares of Class A Common Stock held by non-U.S. Citizens allowable under such policies and procedures was reached. With respect to shares of Class B Common Stock, as of the Effective Date, the limit on non-U.S. ownership established by such policies and procedures had not been reached. At and during such time that the limit is reached with respect to shares of Class A Common Stock or Class B Common Stock, as applicable, the Company will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens. Any purported transfer of equity interests in the Company in violation of these ownership provisions will be ineffective to transfer the equity interests or any voting, dividend or other rights associated with them. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of the Company’s equity securities in the event that U.S. Citizens were unable to transfer shares in the Company to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership requirement could discourage, delay or prevent a change of control of the Company.

The Company does not currently intend to pay cash dividends on its securities for the foreseeable future.

The Company currently does not intend to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Company’s board of directors and will depend on, among other things, its results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that the Company’s board of directors may deem relevant.

Form 10-Q Page 83

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control.

Certain provisions of Delaware law and contained in the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws could have the effect of delaying, deferring or preventing a change of control of the Company. In addition, these provisions could make it more difficult to bring about a change in the composition of the Company’s board of directors. For example, the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws:

•	give the sole ability to then-current members of its board of directors to fill a vacancy on the board of directors;

•	require the affirmative vote of two-thirds or more of the combined voting power of the outstanding shares of its capital stock in order to amend or repeal certain provisions of its Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws; and

•	establish advance notice requirements for nomination for elections to its board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

These and other provisions of the Company’s organizational documents and Delaware law may have the effect of delaying, deferring or preventing changes of control or changes in management, even if such transactions or changes would have significant benefits for its stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of the Company’s common stock.

Separately, the Company has elected to opt out of Section 203 (“Section 203”) of the Delaware General Corporation Law (the “DGCL”), which restricts certain business combinations between a Delaware corporation and an “interested stockholder.” Accordingly, the Company will be able to enter into such transactions with its principal stockholders without complying with the requirements of Section 203. The election to opt out of Section 203 could deprive certain stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company, particularly if it enters into a transaction with an “interested stockholder.”

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

See the Company’s Current Report on Form 8-K filed on August 8, 2014.  In the third quarter of 2014 following the Effective Date, in connection with the issuance of shares and warrants as part of the Company’s emergence from bankruptcy and in order to complete the proper allocation of securities under the Equity Plan, we issued (i) 6,309,983 Class A shares in exchange for an equal number of Class A warrants; (ii) 2,747,995 Class A warrants in exchange for an equal number of shares of Class A stock; (iii) 13,639 Class B shares in exchange for an equal number of Class B warrants; and (iv) 1,093,913 Class B warrants in exchange for an equal number of Class B shares, in each case pursuant to Section 3(a)(9) of the Securities Act.

Form 10-Q Page 84

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.     Exhibits

See Exhibit Index on page 87.

Form 10-Q Page 85

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 10, 2014	/s/ Henry P. Flinter
Henry P. Flinter
Co-Interim President
(co-principal executive officer)

Date: November 10, 2014	/s/ Lois K. Zabrocky
Lois K. Zabrocky
Co-Interim President
(co-principal executive officer)

Date: November 10, 2014	/s/ Ian T. Blackley
Ian T. Blackley
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Form 10-Q Page 86

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 8, 2014)

3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated August 8, 2014).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 8, 2014).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated August 8, 2014).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.3).

4.7	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014).

4.8	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014).

10.1	ABL Credit Agreement dated as of August 5, 2014, among the Registrant, OSG Bulk Ships, Inc. (“OBS”, certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, Wells Fargo Bank, National Association, as collateral agent and mortgage trustee, swingline lender and issuing bank (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 dated August 20, 2014).

10.2	DTL Credit Agreement dated as of August 5, 2014, among the Registrant, OBS, certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 dated August 20, 2014).

Form 10-Q Page 87

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

10.3	OIN Credit Agreement dated as of August 5, 2014, among the Registrant, OSG International, Inc. (“OIN”), OIN Delaware LLC, certain subsidiaries of OIN as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 dated August 20, 2014).

10.4	Letter Agreement dated August 11, 2014 (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 dated August 20, 2014).

10.5	Form of Director Indemnity Agreement for directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 dated August 20, 2014).

10.6*	Engagement letter dated as of August 6, 2014 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 10.12 to Registrant’s Pre-Effective Amendment No. 1 to Form S-1 on Form S-3 dated September 30, 2014).

10.7*	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 23, 2014).

10.8*	Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 23, 2014).

10.9*	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 23, 2014).

10.10*	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated September 23, 2014).

10.11*	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated September 23, 2014).

10.12*	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated September 23, 2014).

10.13*	Employment Agreement between the Registrant and Lois K. Zabrocky, dated September 29, 2014.

10.14*	Employment Agreement between the Registrant and Henry P. Flinter, dated September 29, 2014

Form 10-Q Page 88

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

10.15*	Employment Agreement between the Registrant and Ian. T Blackley, dated September 29, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These are management compensation plans and agreements.

NOTE:	Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.