Form 10-K
period 2014-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2015-03-16
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from U  U to U  U.

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2637623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1301 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock (par value $0.01 per share)	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock (par value $0.01 per share)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was $178,125,000, based on the closing price of $6.85 per share on the OTC market on June 3, 2014. Trading in the Company’s common stock was halted on June 3, 2014 until its emergence from bankruptcy on August 5, 2014. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant. On August 5, 2014, the Company cancelled all of its outstanding common equity and authorized the issuance of new Class A common stock and Class B common stock.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 2, 2015: Class A common stock, par value $0.01 – 310,752,322 shares; Class B common stock, par value $0.01 – 5,673,120 shares. Excluded from these amounts are penny warrants for the purchase of 209,715,245 shares of Class A common stock and 2,246,409 shares of Class B common stock, which were outstanding as of March 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References in this Annual Report on Form 10-K to the “Company,” “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K can be found immediately prior to Part I. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

All dollar amounts are stated in thousands of U.S. dollars unless otherwise stated.

AVAILABLE INFORMATION

The Company makes available free of charge through its internet website www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

The public may also read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the Securities and Exchange Commission, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to the Company's prospects, including statements regarding trends in the tanker and articulated tug/barge markets, and including prospects for certain strategic alliances and investments, These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors, many of which are beyond the control of the Company, could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements. Such factors include, but are not limited to, the following:

•	the highly cyclical nature of OSG’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the adequacy of OSG’s insurance to cover its losses;
•	constraints on capital availability;
•	changing economic, political and governmental conditions abroad;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;

i

•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of OSG’s relationship with any of the Commercial Pools in which it participates;
•	OSG’s ability to compete effectively for charters with companies with greater resources;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions it may make in the future;
•	changes in demand in specialized markets in which the Company currently trades;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	refusal of certain customers to use vessels of a certain age;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in OSG’s revenues;
•	the Company’s compliance with the Jones Act limitations on U.S coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of OSG’s vessels by maritime claimants;
•	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
•	the Company’s ability to use it net operating loss carryforwards;
•	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States;
•	fluctuations in the market price of the Company’s securities;
•	the ability of investors to trade certain of the Company’s securities due to the lack of an established public trading market;
•	potential dilution to the Company’s stockholders from the exercise of outstanding warrants;
•	the impact of restrictions on foreign ownership of the Company’s common stock on its liquidity and market value ;
•	the Company’s ability to pay dividends; and
•	the ability to effect a change of control of the Company.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K and in other reports hereafter filed by the Company with the SEC under the caption “Risk Factors.” The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Annual Report on Form 10-K and written and oral forward looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

ii

SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“GAAP”). However, the Company has included certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with GAAP.

The Company presents two non-GAAP financial measures: time charter equivalent revenues and EBITDA. Time charter equivalent revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense.

This Annual Report on Form 10-K includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

Ballast — Any heavy material, including water, carried temporarily or permanently in a vessel to provide desired draft and stability.

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

iii

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

Handysize Product Carrier—A small size Product Carrier of approximately 29,000 to 45,000 deadweight tons. This type of vessel generally operates on shorter routes (short haul).

International Maritime Organization or IMO—An agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL.

International Flag vessel—A vessel that is registered under a flag other than that of the United States.

Jones Act—U.S. law that applies to port-to-port shipments within the continental U.S. and between the continental U.S. and Hawaii, Alaska, Puerto Rico, and Guam, and restricts such shipments to U.S. Flag Vessels that are built in the United States and that are owned by a U.S. company that is more than 75% owned and controlled by U.S. citizens.

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

iv

MARPOL—International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto. This convention includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

MR—MR is an abbreviation of Medium Range. This type of vessel, a Product Carrier of approximately 45,000 to 53,000 deadweight tons, generally operates on medium-range routes.

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

v

ULCC—ULCC is an abbreviation for Ultra Large Crude Carrier, a crude oil tanker of more than 350,000 deadweight tons. ULCCs can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs or for storage.

U.S. Flag vessel—A U.S. Flag vessel must be crewed by U.S. sailors, and owned and operated by a U.S. company.

Vessel Expenses—Includes crew costs, vessel stores and supplies, lubricating oils, maintenance and repairs, insurance and communication costs associated with the operations of vessels.

VLCC—VLCC is the abbreviation for Very Large Crude Carrier, a large crude oil tanker of approximately 200,000 to 320,000 deadweight tons. VLCCs can generally transport two million barrels or more of crude oil. These vessels are mainly used on the longest (long haul) routes from the Arabian Gulf to North America, Europe, and Asia, and from West Africa to the United States and Far Eastern destinations.

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

vi

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag and U.S. Flag trades. The Company manages the operations of its International Flag and U.S. Flag fleets through its wholly owned subsidiaries OSG International, Inc. (“OIN”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York corporation, respectively. At December 31, 2014, the Company owned or operated a fleet of 81 vessels (totaling an aggregate of 7.5 million deadweight tons and 864,800 cubic meters [“cbm”]) of which 57 vessels operated in the International Flag market and 24 operated in the U.S. Flag market. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “—Operations—Fleet Summary,” as well as on the Company’s website, www.osg.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

The Company’s vessel operations are organized into two strategic business units and focused on broad market segments: International Flag, including crude oil and refined petroleum products, and U.S. Flag. The International Flag unit manages International Flag ULCC, VLCC, Suezmax, Aframax, and Panamax crude tankers, as well as LR1, LR2 and MR product carriers. The U.S. Flag unit manages the Company’s U.S. Flag vessels. Through joint venture partnerships, the Company also operates four LNG carriers and two floating storage and offloading (“FSO”) service vessels.

OSG generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts through Time Charters or Bareboat Charters. Spot market rates are highly volatile, while Time Charter and Bareboat Charter rates provide more predictable streams of time charter equivalent (“TCE”) revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “Operations—Charter Types” below.

The Company’s Emergence from Bankruptcy

During the period from November 14, 2012 through August 4, 2014, the Company conducted its business in the ordinary course as debtors-in-possession under the protection of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). OSG emerged from bankruptcy on August 5, 2014 (the “Effective Date”). The Company’s plan of reorganization (the “Equity Plan”) provided for the satisfaction, settlement and/or discharge of claims and interests by cash payment, reinstatement or issuance of new common stock. On the Effective Date, OSG cancelled all of its then outstanding common stock and authorized the issuance of up to 1,067,926,805 shares of stock comprised of Class A common stock, Class B common stock and preferred stock. On the Effective Date, the Company issued an aggregate of 528,499,801 shares of post-emergence Class A and Class B common stock and Class A and Class B warrants pursuant to the Equity Plan and received proceeds of $1.51 billion. The Company’s Class B common stock is listed on the NYSE MKT and began “regular way” trading under the symbol “OSGB” on October 9, 2014. The Company’s Class A common stock is not listed on any securities exchange. Additionally, on the Effective Date we closed on Exit Financing Facilities (as defined below) with an aggregate borrowing capacity (excluding accordion features) of approximately $1.36 billion and drew down an aggregate of approximately $1.23 billion under such facilities.

On November 14, 2012 (the “Petition Date”), OSG carried $2.58 billion of debt (gross of original issue discount). As a result of retiring the Company’s non-public debt and 8.75% debentures with proceeds from the issuance of reorganized OSG common stock and warrants, the Exit Financing Facilities described above, and cash on hand, OSG has reduced its pre-petition debt by $2.13 billion to $446 million. As of December 31, 2014, OSG had approximately $1.67 billion of debt outstanding (including certain pre-petition debt and the Exit Financing Facilities).

In connection with the Company’s emergence from Bankruptcy, OSG recorded certain “plan effect” adjustments as of the Effective Date to the Company’s consolidated balance sheet in order to reflect certain provisions of the Equity Plan. These adjustments included the cancellation of all of the pre-reorganized OSG outstanding common stock and the issuance of Class A and Class B common stock and warrants. For additional information relating to OSG’s emergence from bankruptcy see “—Reorganization under Chapter 11” below.

1	Overseas Shipholding Group, Inc.

Customers

OSG’s customers include major independent and state-owned oil companies, oil traders, refinery operators and U.S. and international government entities. The U.S. Flag segment’s top five customers comprised 56% of the U.S. Flag segment’s revenues during the year ended December 31, 2014.

OPERATIONS

Charter Types

Spot Market

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 51% of the Company’s aggregate TCE revenues in 2014, 52% in 2013 and 64% in 2012. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use and the levels of seaborne and shore-based inventories of crude oil and refined products.

Seasonal trends affect world oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. Seasonal peaks in oil demand have been principally driven by increased demand prior to Northern Hemisphere winters and increased demand for gasoline prior to the summer driving season in the United States. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by international and U.S. governmental regulations that establish maintenance standards.

Time and Bareboat Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 49% of the Company’s TCE revenues in 2014, 48% in 2013 and 36% in 2012. For the U.S. Flag fleet, spot rates began to increase in 2012 due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. shale oil. As a result, all of the Company’s Jones Act Handysize Product Carriers and non-lightering ATBs in the U.S. Flag fleet operated on time charters during 2014.

Commercial Pools and other Commercial Management Arrangements

To increase vessel utilization and revenues, the Company participates in Commercial Pools with other shipowners of similar well-maintained vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools consist of experienced commercial operators, while technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas based on the relative carrying capacity, speed and fuel consumption of each vessel. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”) reducing wait time, generating higher effective TCE revenues than might be otherwise obtainable in the spot market and providing a higher level of service to customers.

The International Flag business, which has a history of pool participation, is now utilizing third-party managed pools as the principal commercial strategy for its vessels. As of December 31, 2014, OSG participated in six pools: Tankers International (“TI”), Sigma Tankers (“SIGMA”), Handytankers (“HDT”), Panamax International (“PI”), Clean Product Tankers Alliance (“CPTA”) and Clean Products International (“CPI”).

2	Overseas Shipholding Group, Inc.

Tankers International LLC, which is the manager of the TI pool, and Frontline Management (Bermuda) Ltd., or Frontline, a company not affiliated with us, together formed VLCC Chartering Ltd., a new chartering joint venture that has access to the combined fleets of Frontline and the TI Pool, including our vessels that are operating in the TI Pool. VLCC Chartering Ltd. commenced operations on October 6, 2014. We believe that VLCC Chartering Ltd. will increase our fleet earnings potential while creating greater options for cargo end-users.

The Company also employs third-party commercial managers on a limited basis for several of its ships in the spot market through Commercial Management Agreements (CMAs). Under the Commercial Management Agreements, the manager collects revenue, pays for voyage related expenses and distributes the actual voyage results for each individual ship under management and receives a management fee.

The table below summarizes the commercial deployment of OSG’s International Flag conventional tanker fleet, which excludes the two FSO service vessels, as of December 31, 2014:

	Vessel Class
Commercial Manager	ULCC / VLCC	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International	6						6
Sigma Tankers		4					4
Panamax International			4		1		5
Handytankers						5	5
Clean Products International						5	5
Clean Product Tankers Alliance						9	9
Time / Bareboat charter-out			4		3	2	9
Commercial Management Agreements	2	3		1		1	7
Layup(1)	1						1
Total	9	7	8	1	4	22	51

(1)	Represents the Company’s ULCC, which was reactivated in January 2015 and will be deployed on a time charter out commencing in April 2015 after completion of its mandatory drydock.

3	Overseas Shipholding Group, Inc.

FLEET

Fleet Summary

As of December 31, 2014, OSG’s operating fleet consisted of 81 vessels, 63 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in include Bareboat Charters and Time Charters. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2014
						Vessels
		Weighted by		Weighted by		Weighted by
Vessel Type	Number	Ownership	Number	Ownership	Total Vessels	Ownership	Total Dwt
Operating Fleet
FSO	2	1.0	-	-	2	1.0	864,046
VLCC and ULCC	9	9.0	-	-	9	9.0	2,875,798
Aframax	7	7.0	-	-	7	7.0	787,215
Panamax	8	8.0	-	-	8	8.0	557,198
Total International Flag Crude Tankers	26	25.0	-	-	26	25.0	5,084,257
LR2	1	1.0	-	-	1	1.0	112,792
LR1	4	4.0	-	-	4	4.0	297,681
MR	14	14.0	8	8	22	22.0	1,152,502
Total International Flag Product Carriers	19	19.0	8	8	27	27.0	1,562,975
Total Int’l Flag Operating Fleet	45	44.0	8	8.0	53	52.0	6,647,232
Handysize Product Carriers(1)	4	4.0	10	10	14	14.0	561,117
Non-Lightering ATBs	8	8.0	-	-	8	8.0	226,064
Lightering ATBs	2	2.0	-	-	2	2.0	91,112
Total U.S. Flag Operating Fleet	14	14.0	10	10.0	24	24.0	878,293
LNG Fleet	4	2.0	-	-	4	2.0	864,800
Total Operating Fleet	63	60.0	18	18.0	81	78.0	7,525,525
							and
							864,800 cbm

(1) Includes two owned shuttle tankers and two owned U.S. Flag Product Carriers that trade internationally.

Fleet Operations

The bulk shipping of crude oil and refined petroleum products has many distinct market segments based, largely on the size and design configuration of vessels required and, in some cases, on the flag of registry. Freight rates in each market segment are determined by a variety of factors affecting the supply and demand for suitable vessels. Tankers, ATBs and Product Carriers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company has established three reportable business segments: International Crude Tankers, International Product Carriers and U.S. Flag Fleet Operations, which we also refer to as “U.S. Flag.”

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2014, see Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

International Crude Tankers and International Product Carriers

Our International Crude Tankers reportable business segment is made up of a ULCC and a fleet of VLCCs, Aframaxes, and Panamaxes engaged in the worldwide transportation of unrefined petroleum. Our International Product Carriers reportable business segment consists of a fleet of MRs, LR1s and an LR2 engaged in the worldwide transportation of crude and refined petroleum products. Our diverse fleet gives OSG the ability to provide a broad range of services to global customers.

4	Overseas Shipholding Group, Inc.

Refined petroleum product cargoes are transported from refineries to consuming markets characterized by both long and short-haul routes. The market for these product cargoes is driven by global refinery capacity, changes in consumer demand and product specifications and cargo arbitrage opportunities. In contrast to the crude oil tanker market, the refined petroleum trades are more complex due to the diverse nature of product cargoes, which include gasoline, diesel and jet fuel, home heating oil, vegetable oils and organic chemicals (e.g., methanol and ethylene glycols). The trades require crews to have specialized certifications. Customer vetting requirements can be more rigorous and, in general, vessel operations are more complex due to the fact that refineries can be in closer proximity to importing nations, resulting in more frequent port calls and discharging, cleaning and loading operations than crude oil tankers. Most of the Company’s MR Product Carriers are IMO III compliant, allowing those vessels to carry edible oils, such as palm and vegetable oil, increasing flexibility when switching between cargo grades.

In order to enhance vessel utilization and TCE revenues, the Company has deployed its International Crude Tankers and Product Carriers into various commercial pools, commercial management agreements and time charters. See “—Commercial Pools and other Commercial Management Arrangements” above.

Joint Ventures

The Company also has interests in the following joint ventures which operate internationally:

The Company has a 50% interest in a joint venture with Euronav NV, which owns two FSO service vessels. Maersk Oil Qatar AS (“MOQ”) awarded service contracts for the joint venture to provide two vessels to MOQ to perform FSO services in the Al Shaheen Field off the shore of Qatar. The service contracts on both FSO vessels expire in 2017.

•	The Company has a 49.9% interest in a joint venture with Qatar Gas Transport Company Limited (Nakilat), which owns four 216,000 cbm LNG Carriers. During 2007 and 2008, Qatar Liquefied Gas Company Limited (II) time chartered these LNG Carriers for twenty-five year periods, with customer options to extend.

U.S. Flag Fleet Operations

U.S. Flag Fleet Operations is the Company’s third reportable business segment. The Company’s U.S. Flag Fleet consists of twenty-two owned and chartered-in Jones Act Handysize Product Carriers and ATBs and two non-Jones Act Handysize Product Carriers. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the United States and owned by U.S. companies that are more than 75% owned and controlled by U.S. citizens. As a U.S.-based company, OSG is uniquely positioned among companies with an International Flag business to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. OSG is one of the largest commercial owners and operators of Jones Act vessels and utilizes the fleet across a range of services, including the following:

•	Alaskan North Slope Trade—OSG has a significant presence in the Alaskan North Slope trade through its 37.5% equity interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, BP plc. (“BP”) and Keystone Shipping Company to support BP’s Alaskan crude oil transportation requirements. The Company’s participation in ATC provides it with the ability to earn additional income (incentive hire) based upon ATC’s meeting certain predetermined performance standards. Such income, which is included in equity in income of affiliated companies, amounted to $3.4 million in 2014, $3.6 million in 2013 and $3.4 million in 2012.

•	Maritime Security Program—Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies with a ship that participates in the program receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $3.1 million in 2014, $2.8 million in 2013 (reflecting a reduction in the normal stipend during August and September 2013 due to the effect of sequestration on the U.S. federal budget) and $3.1 million in 2012.

Under the terms of the program, the Company expects to receive $3.1 million per year for each vessel from 2015 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025.

5	Overseas Shipholding Group, Inc.

•	Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering business, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MarAd if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company. The Company incurred penalties totaling $0.9 million during the year ended December 31, 2014 for deploying these two ATBs on contiguous coastwise trade voyages during the year.

Technical Management

Historically, OSG’s global fleet operations were managed in-house on an integrated basis, depending on whether those vessels were used in International Flag or U.S. Flag trades. In addition to regular maintenance and repair, across segments, crews onboard each vessel and shore side personnel must ensure that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard.

International Flag

Following an internal analysis and outside consultation regarding the best way to improve the returns from its International Flag operations, in January 2014, the Company determined to outsource the technical management of that fleet. This decision was taken in light of both the decreasing size of the Company’s International Flag fleet, largely as a result of charter rejections consummated through the bankruptcy process, and the potential savings in overhead and other expenses that could potentially be achieved. In selecting a manager for its International Flag fleet, the Company engaged in an extensive search after which, V Ships UK Limited (“V.Ships”) was selected on the basis of its competitive pricing, broad scope of services, strong reputation for high-quality ship management, track record of safe vessel operation and environmental compliance, cultural fit with OSG and expected ability to effect a rapid and smooth transition.

During the first quarter of 2014, certain of the Company’s subsidiaries executed agreements with V.Ships, which included (i) substantively identical individual ship management agreements assigning technical management responsibilities to V.Ships for each of the 46 vessels in the Company’s International Flag conventional tanker fleet, and (ii) one transition services agreement, encompassing the entire fleet, specifying the terms and conditions of the transition of technical management functions to V.Ships (the “Transition Plan”).

Pursuant to the Transition Plan, the Company began transferring management to V.Ships in March 2014 and completed all of the vessel transfers by September 2014. Vessel operating expenses are expected to increase by approximately $1.8 million per quarter in 2015. In addition, the Company incurred one-time third-party manager set up costs of approximately $3.4 million for the year ended December 31, 2014. These increases in vessel expenses will be offset by a decrease in general and administrative expenses, which we expect to exceed the aggregate technical management fees incurred.

U.S. Flag

The Company’s U.S. Flag business currently intends to continue with its historical strategy of performing the technical management of its vessel fleet. The Company recruits, hires and trains the crews on its U.S. Flag vessels. The Company believes that its mandatory training and education requirements exceed the requirements of the U.S. Coast Guard. The Company believes its ability to provide professional development for qualified U.S. Flag crew is necessary in a market where skilled labor shortages are expected to remain a challenge. The U.S. Flag fleet is supported by shore side operations that include fleet managers, marine and technical superintendents, purchasing and marine insurance staff, security officers, crewing and training personnel and safety, quality and environmental (“SQE”) personnel.

6	Overseas Shipholding Group, Inc.

Safety

Regardless of whether ships are managed in-house or by a third party manager, the Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the use of robust Safety Management Systems (“SMS”) by the Company and its ship managers. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code” promulgated by the IMO and the International Standards Organization (“ISO”) ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of compliance and transparency, OSG has an open reporting system on all international and U.S. Flag ships, whereby seafarers can anonymously report possible violations of Company policies and procedures. All open reports are investigated and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2014, the Company had approximately 890 employees comprised of 768 US seagoing personnel and 122 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 632 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2015 and June 2020. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

In connection with its technical management outsourcing and commercial pool participation efforts over 200 shore-side positions in the Newcastle and London, United Kingdom; Athens, Greece; Manila, Philippines; Singapore; New York, New York; and Houston, Texas offices were identified as redundant. The reduction in force occurred throughout 2014 as the transition to V.Ships and third-party commercial pool managers progressed.

COMPETITION

The shipping industry is highly competitive and fragmented. OSG competes with other owners of U.S. and International Flag tankers, including other independent shipowners, integrated oil companies and state owned entities with their own fleets, and oil traders with logistical operations, and pipelines. OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, cargo quantity and cargo type, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

In the U.S. market, OSG’s primary competitors are operators of U.S. Flag oceangoing barges and tankers, operators of rail transportation for crude oil and operators of refined product pipelines systems that transport refined petroleum products directly from U.S. refineries to markets in the United States. In addition, indirect competition comes from International Flag vessels transporting imported refined petroleum products.

ENVIRONMENTAL AND SECURITY MATTERS RELATING TO BULK SHIPPING

Government regulation significantly affects the operation of the Company's vessels. OSG's vessels operate in a heavily regulated environment and are subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels operate or are registered.

The Company's vessels undergo regular and rigorous in-house (which have been outsourced to V.Ships in the case of our International Flag fleet) safety inspections and audits. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbor master or equivalent), coastal states, Classification Societies, flag state administration (country of registry) and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

7	Overseas Shipholding Group, Inc.

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with these requirements, or the impact of these requirements on operations or the resale value or useful lives of its vessels, although it expects that it and other shipowners likely will incur substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors—Compliance with environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business.”

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. Since then, the United Nations Climate Change Conference has continued negotiations with the goal to forge a new international framework by 2015 that would take effect by 2020 and would include emissions obligations for all emitting countries.

The IMO’s third study of greenhouse gas emissions from the global shipping fleet concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low-base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the greenhouse gas reduction commitment of the EU. In June 2013, the European Commission proposed rules, which would become effective January 1, 2018, in respect of the EU monitoring, reporting and verifying greenhouse gas emissions from vessels. The proposal will not go into effect until approved by EU member states and the European Parliament.

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the Clean Air Act. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of greenhouse gas emissions. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, United States or other countries where OSG operates that restrict emissions of greenhouse gases could require significant additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s results of operations.

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 30, 2015 and are approximate. Actual dollar amounts are used in this section “Liability Standards and Limits” and in “U.S. Environmental and Safety Regulations and Standards — Liability Standards and Limits.”

8	Overseas Shipholding Group, Inc.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $187 per gross ton (a unit of measurement for the total enclosed spaces within a vessel) with a maximum liability of $19.7 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.3 million plus $889 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $126.5 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of Insurance below.

The United States is not a party to the 1969 Convention or the 1992 Protocol. See the discussion of U.S. Environmental and Safety Restrictions and Regulations below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which was adopted on March 23, 2001 and became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. While the United States has not yet ratified this convention, vessels operating internationally would be subject to it, if sailing within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

Other International Environmental and Safety Regulations and Standards

Under the International Safety Management Code (“ISM Code”), promulgated by the IMO, vessel operators are required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating their vessels safely and describing procedures for responding to emergencies. OSG has developed such a safety management system for the vessels it manages. The ISM Code also requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance issued by the administration of that vessel’s flag state or as otherwise permitted under the International Convention for the Safety of Life at Sea, 1974, as amended (“SOLAS”).

All of the Company's vessels are certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2000 (revised 2008) and those promulgated by the IMO in its ISM safety and pollution prevention protocols. All of the Company’s U.S. Flag vessels are certified under the standards in ISO 14001 promulgated in 2004. The ISM Code requires a document of compliance to be obtained for the vessel manager and a safety management certificate to be obtained for each vessel that it operates. The Company has obtained documents of compliance for its shore side office in Tampa, Florida that manages the Company’s U.S. Flag vessels and safety management certificates for each of the vessels that such office manages. The Company’s third party managers of its International Flag vessels have documents of compliance for their offices that manage such vessels and safety management certificates for each such vessel. These documents of compliance and safety management certificates must be verified or renewed periodically (annually or less frequently, depending on the type of document) in accordance with the ISM Code.

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

9	Overseas Shipholding Group, Inc.

The International Convention for the Control and Management of Ships' Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The introduction of non-native species is one of the top five threats to biological diversity. Expanding seaborne trade and traffic have exacerbated the threat. Ships may take on ballast water in order to maintain their stability and draft and discharge the ballast water when they load heavy cargoes. When emptying the ballast water, which they carried from the previous port, they may release organisms and pathogens that are potentially harmful in the new environment.

The BWM Convention was adopted in 2004 and will enter into force 12 months after ratification by 30 states, representing at least 35% of world merchant shipping tonnage. At present, 43 flag administrations representing 32.54% of the world tonnage have ratified the convention. It is unknown when the BWM Convention will be finally ratified. The BWM Convention may have material impacts on OSG’s financial statements.

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

OSG’s vessels are subject to other international, national and local ballast water management regulations (including those described below under “U.S. Environmental and Safety Regulations and Standards”). OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, OSG has a fleetwide action plan to comply with IMO, EPA, U.S. Coast Guard and possibly more stringent U.S. state mandates and may require the installation and use of costly control technologies.

Compliance with the ballast water requirements expected to go into effect under the BWM Convention and other regulations may have material impacts on OSG’s financial statements, as discussed below under “U.S. Environmental and Safety Regulations and Standards/Other U.S. Environmental and Safety Regulations and Standards.”

Other EU Legislation and Regulations

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in the course of the preceding 24 months) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. OSG believes that none of its vessels meet the "sub-standard" vessel definitions contained in the EU legislation. EU directives enacted in 2005 and amended 2009 require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. We cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

10	Overseas Shipholding Group, Inc.

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulated shipboard incineration and the emission of volatile organic compounds from tankers. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are the Baltic Sea, the English Channel, and the North American ECA (entered into force from August 1, 2012). Additionally, on January 1, 2014, the U.S. Caribbean ECA became effective. For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the U.S. on January 8, 2009.

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

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for “new ships” through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). “New ships” for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the Marine Environmental Protection Committee (“MEPC”), Resolution MEPC.213 (63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The SEEMP, unlike the EEDI, applies to all ships of 400 gross tons and above. The verification of the requirement to have a SEEMP on board shall take place at the first or intermediate or renewal survey, whichever is the first, on or after January 1, 2013. Each of the vessels technically managed by the Company has a SEEMP, which was prepared in accordance with these development guidelines and addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures. An Energy Efficiency Certificate (“IEEC”) is to be issued for both new and existing ships of 400 gross tons or above. The IEEC shall be used once for each ship and shall be valid throughout its lifetime, until the ship is withdrawn from service or unless a new certificate is issued following a major conversion of the ship, or until transfer of the ship to the flag of another state.

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

11	Overseas Shipholding Group, Inc.

SOLAS

From January 1, 2014, various amendments to the SOLAS conventions came into force, including an amendment to Chapter VI of SOLAS, which prohibits the blending of bulk liquid cargoes during sea passage and the production process on board ships. This prohibition does not preclude the master of the vessel from undertaking cargo transfers for the safety of the ship or protection of the marine environment. The prohibition does not apply to the blending of products for use in the search and exploitation of the sea-bed mineral resources on board vessels used to facilitate such operations.

Chapter VII of SOLAS has also been amended to require certain transport information to be provided in respect of the carriage of dangerous goods in package form. A copy of one of these documents must be made available to any person designated by the port state authority before the ship’s departure.

The International Code on the Enhanced Program of inspections during surveys of Bulk Carriers and Oil Tankers, 2011 has been made mandatory (“ESP Code”) pursuant to an amendment to SOLAS. The ESP Code provides requirements for an enhanced program of inspection during surveys of tankers.

U.S. Environmental and Safety Regulations and Standards

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”), and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the U.S. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company's operations.

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,000 per gross ton or $17.1 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, the greater of $1,000 per gross ton or $854,400 per vessel. In August 2014, the U.S. Coast Guard proposed adjusting these amounts to reflect increases in the consumer price index. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

12	Overseas Shipholding Group, Inc.

OSG has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

In response to the Deepwater Horizon oil spill in the Gulf of Mexico in 2010, the U.S. Congress proposed legislation to create more stringent requirements related to the prevention and response to oil spills in U.S. waters and to increase both financial responsibility requirements and the limits in liability under OPA 90, although Congress has not yet enacted any such legislation. In addition to potential liability under OPA 90, vessel owners may in some instances incur liability on an even more stringent basis under state law in the particular state where the spillage occurred.

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

The U.S. Coast Guard announced its intention in a Notice of Proposed Rulemaking dated February 17, 2011 to issue sweeping regulations requiring certain vessels to prepare response plans for the release of hazardous substances. The proposed rule remains pending.

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

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports is subject to U.S. Clean Water Act permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company was issued a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. The VGP currently in effect does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. On March 28, 2013, however, EPA issued a new VGP, which became effective December 19, 2013. The new VGP contains more stringent requirements, including numeric ballast water discharge limits that generally align with the 2012 standards issued by the U.S. Coast Guard, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. OSG’s domestic and international fleets are in compliance with the new VGP.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. All vessels making ballast water discharges in California waters after January 1, 2018 must meet the state’s discharge standards. OSG’s vessels and systems are in compliance with the California discharge standards.

13	Overseas Shipholding Group, Inc.

New York State has imposed a more stringent bilge water discharge requirement for vessels in its waters than what is required by the VGP or IMO. Through its Section 401 Certification of the VGP, New York prohibits the discharge of all bilge water in its waters. New York State also requires that vessels entering its waters from outside the Exclusive Economic Zone (“EEZ”) must perform ballast water exchange in addition to treating it with a ballast water treatment system.

Legislation has also been proposed in the U.S. Congress to establish national standards that would further increase the regulation of ballast water discharges. However, it cannot currently be determined whether such legislation will eventually be enacted, and if enacted, what requirements might be imposed on the Company’s operations under such legislation.

In March 2012, the U.S. Coast Guard promulgated its final rule for the control of non-invasive species under the National Invasive Species Act of 1996. While generally in line with the requirements set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the U.S. Coast Guard. Currently the compliance dates for OSG’s vessels start in 2016, absent an extension. As the Coast Guard has not yet designated any systems as Type Approved, the ultimate availability and cost of such systems are not yet known. It is also unclear whether any extensions granted by the U.S. Coast Guard will be honored by the EPA under the VGP legislation or states under local legislation.

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

U.S. Air Emissions Standards

As discussed above, MARPOL Annex VI came into force in the United States in January 2009. In April 2010, EPA adopted regulations implementing the provisions of MARPOL Annex VI. Under these regulations, both U.S. and International Flag vessels subject to the engine and fuel standards of MARPOL Annex VI must comply with the applicable Annex VI provisions when they enter U.S. ports or operate in most internal United States waters. The Company's vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of MARPOL Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines will apply beginning in 2016 and will require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the current levels. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures. Moreover, the North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012, and the U.S. Caribbean ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. Fuel used by all vessels operating in the ECA cannot exceed 0.1% sulfur, effective January 1, 2015. The Company believes that its vessels are in compliance with the current requirements of the ECAs. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to OSG’s consolidated financial statements.

14	Overseas Shipholding Group, Inc.

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

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California requires certain ocean going vessels operating within 24 nautical miles of the Californian coast to reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel in auxiliary diesel and diesel-electric engines, main propulsion diesel engines and auxiliary boilers. Vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters must use marine gas oil or marine diesel oil with a sulfur content at or below 0.1% sulfur. The Company believes that its vessels that operate in California waters are in compliance with these regulations.

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

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the U.S. Coast Guard issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, a coalition of 150 IMO contracting states drafted amendments to SOLAS by creating a new subchapter dealing specifically with maritime security. This new subchapter, which became effective in July 2004, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). The ISPS Code is applicable to all cargo vessels of 500 gross tons plus all passenger ships operating on international voyages, mobile offshore drilling units, as well as port facilities that service them. The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel's flag state.

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

15	Overseas Shipholding Group, Inc.

INSPECTION BY CLASSIFICATION SOCIETIES

Every oceangoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•	Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•	Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•	Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class survey period. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years. Vessels under five years of age can waive drydocking in order to increase available days and decrease capital expenditures, provided the vessel is inspected underwater.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society that is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted new harmonized Common Structure Rules, which will apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All our vessels will be certified as being “in class” by the American Bureau of Shipping, or ABS, Lloyd’s Register, or LR, and Det Norske Veritas Germanischer Lloyd, or DNV GL, major classification societies. All new and secondhand vessels that we acquire must be certified prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel.

16	Overseas Shipholding Group, Inc.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion. As a member of a P&I Association which is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2014, the Company was a member of three P&I Associations with each of its vessels insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.1 million to $0.5 million per vessel per incident. The Company was self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $3.5 million per policy year. This maximum aggregate loss decreased commencing with the policy year beginning on November 15, 2013 to separate loss limits of $1.0 million for its U.S Flag vessels and $2.0 million for its International Flag vessels, other than vessels owned by joint ventures in which OSG participates.

The Company currently maintains loss of hire insurance to cover loss of charter income resulting from accidents or breakdowns of its International Flag vessels, LNG, FSO, U.S. Flag vessels and the bareboat chartered vessels that are covered under the vessels' marine hull and machinery insurance. Loss of hire insurance covers up to 120 or 180 days lost charter income per vessel per incident in excess of the first 21, 45 or 60 days (which depends on the particular vessel covered) lost for each covered incident, which is borne by the Company.

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

Under current tax laws, however, if OIN repatriates (including through a deemed distribution) cash or assets held outside the United States, OSG may be subject to additional U.S. income taxes. As a result of borrowings from 2000 to 2011 under certain credit agreements, as well as intercompany balances, OSG was deemed to have received distributions that were subject to U.S. income taxes under Section 956 of the Code. As a result of these deemed distributions, actual distributions by OIN subsequent to December 31, 2014 up to that amount (approximately $1.2 billion) will not be subject to further U.S. income taxes.

Taxation to OIN of its Shipping Income

OIN derives substantially all of its gross income from the use and operation of vessels in international commerce. This income principally consists of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as “shipping income.”

17	Overseas Shipholding Group, Inc.

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

Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the U.S. will be considered to be 100% derived from sources within the United States. OIN does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States and will generally not be subject to any U.S. federal income tax. OIN’s vessels operate in various parts of the world, including to or from U.S. ports.

Taxation to OSG of OIN’s Shipping Income

The U.S. tax rules applicable to the income of the Company’s subsidiaries have undergone several changes over the years, with the result that different pools of earnings are subject to slightly different regimes, which are discussed below.

Foreign shipping income earned before 1976 is not subject to tax unless actually distributed to the United States. For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company did not include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in so-called “qualified shipping assets.” For taxable years beginning on or after January 1, 1987, the Company was required to include in income the deferred shipping income from this pre-1987 period to the extent that, at the end of any year, the investment in qualified shipping assets was less than the Company’s amount of qualified shipping assets at December 31, 1986. By virtue of the nature of OIN’s business, the Company anticipates that the imposition of U.S. income taxation on such deferred shipping income will be postponed indefinitely.

For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company was subject to current taxation on the shipping income of its foreign subsidiaries. However, for years beginning on or after January 1, 2005, the Company is generally not required to include in income OIN’s undistributed shipping income unless OIN repatriates (including through a deemed dividend resulting from borrowings under certain credit agreements or as a result of intercompany balances, as described above) cash and assets held outside the United States.

U.S. Tonnage Tax Regime

The Company made an election to have the foreign operations of the Company’s U.S. Flag vessels taxed under a “tonnage tax” regime rather than the usual U.S. corporate income tax regime. As a result, the Company’s gross income for U.S. income tax purposes with respect to eligible U.S. Flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the United States and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company’s taxable income with respect to the operations of its eligible U.S. Flag vessels, of which there are two, is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

REORGANIZATION UNDER CHAPTER 11

On November 14, 2012, the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title II of the U.S. Code (the “Bankruptcy Code”).

18	Overseas Shipholding Group, Inc.

Reorganization Plan

On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under Pre-Reorganized OSG’s $1.5 billion credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization committed to, by ten potential investors on a several and not joint basis, the majority of whom held Existing Shares (as defined below) issued by Pre-Reorganized OSG (such proposal, as later revised, the “Equity Proposal”). The Debtors determined the Equity Proposal was more favorable to the Debtors’ creditors and interest holders than the Lender Plan. Accordingly, on May 2, 2014, the Debtors filed with the Bankruptcy Court an amended plan of reorganization (as amended, the “Equity Plan”). The Equity Plan together with the Equity Commitment Agreement (as defined below) effectuated the Equity Proposal. The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014. On August 5, 2014, the Equity Plan became effective and we emerged from bankruptcy.

Equity Commitment Agreement

On May 2, 2014, the Debtors entered into an equity commitment agreement (as subsequently amended, and including the exhibits thereto, the “Equity Commitment Agreement”) with potential investors (each, an “Initial Commitment Party”). The Debtors subsequently entered into amendments to the Equity Commitment Agreement to, among other things, join certain additional parties to the Equity Commitment Agreement (each such additional party and each Initial Commitment Party, a “Commitment Party”). The Equity Commitment Agreement, along with the associated rights offering procedures, set forth the terms of an equity rights offering (the “Rights Offering”) and separate sale of Holdback Securities (as defined below) for an aggregate offering amount of $1.510 billion. The Equity Plan and Equity Commitment Agreement further provided for our issuance of two separate classes of common stock (the “Class A Common Stock” and the “Class B Common Stock,” and collectively the “New Shares”) and penny warrants to purchase Class A Common Stock and Class B Common Stock (respectively “Class A Warrants” and “Class B Warrants,” and, together with the New Shares, the “Rights Offering Securities”).

Rights Offering and Issuance of Shares and Warrants

In accordance with the Equity Commitment Agreement and the Equity Plan, on or about June 10, 2014, subscription rights to purchase Rights Offering Securities (each such right, a “Subscription Right”) were distributed in respect of each then outstanding share of common stock of Pre-Reorganized OSG (each such share, an “Existing Share”) to the holder of record of such Existing Share as of 5:00 pm (New York Time) on June 6, 2014 (the “Record Date”). Each Subscription Right entitled a holder thereof that satisfied certain specified conditions (each, an “Eligible Holder”) to purchase 12 shares of Class A Common Stock or Class A Warrants, as applicable, as described in the Equity Plan, for $3.00 per Rights Offering Security. Each Eligible Holder that timely elected to participate in the Rights Offering (each, a “Participating Eligible Holder”) was able to exercise some, all or none of the Subscription Rights it received, but each Subscription Right could only be exercised in whole, and not in part. All holders of Existing Shares of Pre-Reorganized OSG as of the Record Date that were not Participating Eligible Holders received, as described in the Equity Plan, one new share of Class B Common Stock or Class B Warrants in respect of each Existing Share held of record by such holder on the Record Date. Our reorganized OSG Class B common stock has been listed on the NYSE MKT and began “regular way” trading under the symbol “OSGB” on October 9, 2014. Our reorganized OSG Class A Common Stock is not currently listed on any securities exchange.

Each Commitment Party agreed in the Equity Commitment Agreement to exercise its Subscription Rights in full (to the extent such Commitment Party received Subscription Rights), to purchase a portion of any remaining securities related to unexercised Subscription Rights following completion of the Rights Offering (the “Backstop Securities”) and to purchase a portion of a further additional number of shares of Class A Common Stock and/or Class A Warrants (the “Holdback Securities”) (the Right Offering Securities, Backstop Securities and Holdback Securities, collectively, the “Aggregate Offering Securities”) allocated to such Commitment Party under the Equity Commitment Agreement. As consideration for the respective commitments to purchase Backstop Securities, we granted to the Commitment Parties an aggregate of 25,166,668 further shares of Class A Common Stock and Class A Warrants.

On the Effective Date, all previously issued and outstanding shares of our common stock were cancelled and retired, and ceased to exist, and we issued the Aggregate Offering Securities for an aggregate offering amount of $1.510 billion. We issued 306,857,778 shares of Class A Common Stock and 213,715,419 Class A Warrants pursuant to Rule 506(b) under the Securities Act of 1933, as amended. In addition, we issued 5,457,591 shares of Class B Common Stock and 2,469,013 Class B Warrants pursuant to Section 1145 of the Bankruptcy Code. The proceeds from the issuance of the Aggregate Offering Securities were used to satisfy certain of the Equity Plan’s cash payment obligations and to provide working capital to fund our operations after emergence from bankruptcy. Following our emergence from bankruptcy on the effective date, we also entered into several exchange transactions to correct allocations of shares and warrants as between U.S. and non-U.S. security holders.

19	Overseas Shipholding Group, Inc.

Registration Rights Agreement

On May 2, 2014, the Debtors entered into a registration rights agreement with each Commitment Party (as subsequently amended, the “Registration Rights Agreement”). On May 26, 2014, the Debtors and each of the Commitment Parties entered into an amendment to the Registration Rights Agreement which added, as parties to the Registration Rights Agreement, all Commitment Parties that were not Initial Commitment Parties. Pursuant to the Registration Rights Agreement, we are required to register, on a registration statement filed with the SEC, the resale of certain shares of Class A Common Stock and Class A Warrants for the benefit of the Commitment Parties and potentially certain other shareholders.

Under the terms of the Registration Rights Agreement, the selling securityholders are provided with certain demand registration rights subject to certain conditions and limitations. At any time and from time to time after a shelf registration statement has been declared effective by the SEC, any one or more of the selling securityholders may request to sell all or any portion of their Registrable Securities (as defined in the Registration Rights Agreement) in an underwritten offering, provided that the total offering price of the securities to be offered in such offering is reasonably expected to exceed, in the aggregate (i) in the case of a demand by at least one selling securityholder that is an “affiliate” (within the meaning of Rule 405 under the Securities Act), $25.0 million or (ii) in all other cases, $75.0 million.

Exit Financing

On the Effective Date, OSG and certain of its subsidiaries entered into secured debt facilities with Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Wells Fargo Bank, National Association (solely in the case of (i) below) as administrative agent, and the other lenders party thereto, to support the Equity Plan, consisting of (i) an asset-based revolving loan facility of $75.0 million (the “ABL Facility”) secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets, (ii) a term loan of $603.0 million (the “Domestic Term Loan”) secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries and (iii) a term loan facility of approximately $628.4 million (the “International Term Loan”) and a revolving loan facility of $50.0 million (the “International Revolver Facility” and, together with the ABL Facility, the Domestic Term Loan and the International Term Loan, the “Exit Financing Facilities”), both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries that, collectively, and together with the proceeds from the issuance of the Aggregate Offering Securities, provided OSG with the funding necessary to satisfy the Equity Plan’s cash payment obligations, the expenses associated with closing the Exit Financing Facilities and working capital to fund our operations after emergence from bankruptcy. On August 5, 2014, the available amounts under each of the Domestic Term Loan and International Term Loan were drawn in full. No amounts have been drawn under the ABL Facility or the International Revolver Facility since the Effective Date.

Election Notes

Pursuant to the Equity Plan, on the Effective Date, we issued two series of 7.50% Notes due 2021, one series in an aggregate principal amount of $6.508 million (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138.708 million (the “Election 2 Notes” and, together with the Election 1 Notes, the “Election Notes”) to holders of our 7.50% Senior Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The Election Notes were issued pursuant to two separate supplemental indentures and will mature on February 15, 2021. Each electing holder received Election 1 Notes or Election 2 Notes, as applicable, in a principal amount equal to that of the 2024 Notes previously owned by such holder together with, in the case of the Election 1 Notes, a cash payment equal to 1% and, in the case of the Election 2 Notes, a cash payment equal to 3%, of the principal amount of 2024 Notes previously held by such holder. In addition, each electing holder received a cash payment equal to the amount of unpaid and overdue interest that would have been owed under the 2024 Notes held by such holder if the 2024 Notes were reinstated and interest was paid through the Effective Date. Holders of 2024 Notes that did not elect to receive Election Notes, had their 2024 Notes reinstated, in an aggregate principal amount of $0.784 million and received a cash payment equal to the amount of unpaid and overdue interest. Holders of Election 2 Notes did not receive interest on overdue interest.

20	Overseas Shipholding Group, Inc.

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

Risks Related to Our Industry

The highly cyclical nature of the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings and available cash.

The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in OSG’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

•	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;

•	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;

•	regional availability of refining capacity and inventories;

•	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);

•	developments in international trade generally;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the WTI and Brent oil pricing benchmarks;

•	environmental and other legal and regulatory developments and concerns;

•	construction or expansion of new or existing pipelines or railways;

•	weather and natural disasters;

•	competition from alternative sources of energy; and

•	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Factors influencing the supply of vessel capacity include:

•	availability and pricing of other energy resources such as natural gas;

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the number of vessels being used for storage or as floating storage offloading service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo or vice versa;

•	the number of vessels that are removed from service;

21	Overseas Shipholding Group, Inc.

•	port or canal congestion; and

•	environmental and maritime regulations.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older obsolescent capacity are influenced by the general state of the marine transportation industry from time to time.

The market value of vessels fluctuates significantly, which could adversely affect OSG’s liquidity or otherwise adversely affect its financial condition.

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel;

•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

•	number of vessels in the world fleet (or, in the case of the U.S. domestic market, the Jones Act fleet);

•	types and sizes of vessels available;

•	changes in trading patterns affecting demand for particular sizes and types of vessels;

•	cost of newbuildings;

•	prevailing level of charter rates;

•	competition from other shipping companies;

•	other modes of transportation; and

•	technological advances in vessel design and propulsion.

Worldwide vessel market values have, on average, generally declined over the past several years. In addition, as vessels grow older, they generally decline in value. These factors will affect the value of the Company’s vessels at the time of any vessel sale. If OSG sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, OSG will incur a loss on the sale and a reduction in earnings and surplus. In addition, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by refinancing vessels.

Declines in charter rates and other market deterioration could cause OSG to incur impairment charges.

The Company evaluates the carrying amounts of its vessels to determine if events have occurred that would require an impairment of those vessels’ carrying amounts. The recoverable amount of vessels is reviewed to determine whether there have been any events or changes in circumstances indicating that the carrying amount of the assets might not be recovered. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount as the higher of either fair value less costs to sell or value in use. If the recoverable amount is less than the vessel’s carrying amount of the vessel, the vessel is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value.

22	Overseas Shipholding Group, Inc.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to remain at depressed levels or to further decline, which could adversely affect OSG’s revenues, profitability and cash flows, as well as the value of its vessels.

OSG depends on short term duration or “spot”, charters, for a significant portion of its revenues, which exposes OSG to fluctuations in market conditions. In 2014, 2013 and 2012, OSG derived approximately 51%, 52% and 64% respectively, of its TCE revenues in the spot market.

The marine transportation industry has historically been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase The newbuilding order book (representing vessels in various stages of planning or construction) equaled 13%, 12% and 11% of the existing world tanker fleet as of December 31, 2014, 2013 and 2012, respectively.

In the U.S. domestic market, since the first quarter of 2013, firm orders to build 14 tankers and nine ATBs have been announced, representing approximately 31% of the existing Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 0.14 million barrels and 0.35 million barrels, which excludes numerous tank barges below 0.14 million barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade), which exceeds the anticipated levels of scrapping. Delivery of those tankers is expected to take place between 2015 and 2017. Given the smaller number of tankers operating in the U.S. domestic market, even a limited increase in capacity supply may negatively impact the market.

Vessel supply is also affected by the number of vessels being used for floating storage, since vessels used for storage are not available to transport crude oil or petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. In 2010, for example, 81 vessels were released from storage and reentered the trading fleet. Since the 2010 release until near the end of 2014, storage on vessels at sea has been low, in part because then-current prices of crude oil have generally exceeded the future prices, a condition that allows companies to replace inventories at lower prices, which encourages the drawdown of commercial inventories. Supply has exceeded demand during the past five years, resulting in lower charter rates across the International Flag fleet. Since December 2014, current prices of crude oil have generally been below future prices, resulting in an increase in vessels used for storage. However, the duration of this trend of higher future prices cannot be predicted. If this trend ceases or reverses, the charter rates for the Company’s International Flag vessels could decrease to levels experienced during the past five years, which were well below historical averages. Any such development would have a material adverse effect on OSG’s revenues, profitability and cash flows if sustained over a long period of time.

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses.

OSG’s vessels and their cargoes are at risk of being damaged or lost because of events including, but not limited to:

•	marine disasters;

•	bad weather;

•	mechanical failures;

•	human error;

•	war, terrorism and piracy;

•	grounding, fire, explosions and collisions; and

•	other unforeseen circumstances or events.

23	Overseas Shipholding Group, Inc.

In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. These hazards may result in death or injury to persons; loss of revenues or property; the payment of ransoms; environmental damage; higher insurance rates; damage to OSG’s customer relationships; and market disruptions, delay or rerouting, which may also subject OSG to litigation. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers. Any of these events could result in loss of revenues, decreased cash flows and increased costs.

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

Constraints on capital availability have adversely affected the tanker industry and OSG’s business.

Constraints on capital that have occurred during recent years have adversely affected the financial condition of certain of the Company’s customers, joint venture partners, financial lenders and suppliers. Entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG including the refusal or inability of customers to pay charter hire to OSG or the inability or unwillingness of joint venture partners or financial lenders to honor their commitments to contribute funds to a joint venture or lend funds. While OSG seeks to monitor the financial condition of its customers, joint venture partners, financial lenders and suppliers, the availability and accuracy of information about the financial condition of such entities and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be limited. Any such failure could have a material adverse effect on OSG’s revenues, profitability and cash flows. In addition, adverse financial conditions may inhibit these entities from entering into new commitments with OSG, which could also have a material adverse effect on OSG’s revenues, profitability and cash flows.

The Company also faces other potential constraints on capital relating to counterparty credit risk and constraints on OSG’s ability to borrow funds. See also Item 1A, “Risk Factors—Risks Related to Our Company—The Company is subject to credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings” and Item 1A, “Risk Factors—Risks Related to Our Company—OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect OSG’s ability to fulfill its obligations under that indebtedness.”

OSG conducts its operations internationally, which subjects the Company to changing economic, political and governmental conditions abroad that may adversely affect its business.

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including:

•	regional or local economic downturns;

•	labor rules and collective bargaining arrangements in foreign jurisdictions;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of countries in which OSG or its customers operate;

•	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;

24	Overseas Shipholding Group, Inc.

•	the effect of applicable tax structures, including potential liabilities relating to domestic and foreign withholding taxes and potential negative consequences from changes in tax laws;

•	trade relations with foreign countries in which OSG’s customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;

•	general economic and political conditions, which may interfere with, among other things, the Company’s supply chain, its customers and all of OSG’s activities in a particular location;

•	difficulty in the enforcement of contractual obligations in foreign jurisdictions and the collection of accounts receivable from foreign accounts;

•	different regulatory regimes in the various countries in which OSG operates;

•	inadequate intellectual property protection in foreign countries;

•	the difficulties and increased expenses in complying with multiple and potentially conflicting domestic and foreign laws, regulations, security, product approvals and trade standards, anti-bribery laws, government sanctions and restrictions on doing business with certain nations or specially designated nationals;

•	import and export duties and quotas;

•	demands for improper payments from port officials or other government officials;

•	domestic and foreign customs, tariffs and taxes;

•	foreign currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;

•	international incidents;

•	transportation delays or interruptions;

•	local conflicts, acts of war, terrorist attacks or military conflicts;

•	changes in oil prices or disruptions in oil supplies that could substantially affect global trade, the Company’s customers’ operations and the Company’s business;

•	the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate; and

•	expropriation of OSG’s vessels.

The occurrence of such events could have a material adverse effect on the Company’s business. In addition, OSG’s international operations subject it to certain risks regarding taxation of foreign subsidiary income, see “—Risks related to our Company— OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the United States.”

OSG must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, anti-money laundering laws; and anti-competition regulations. Moreover, the shipping industry is generally considered to present elevated risks in these areas. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although OSG has policies and procedures designed to achieve compliance with these laws and regulations, OSG cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures.

25	Overseas Shipholding Group, Inc.

Changes in fuel prices may adversely affect profits.

Fuel is a significant, if not the largest, expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control, including geopolitical developments; supply and demand for oil and gas; actions by the Organization of Petroleum Exporting Countries, or OPEC, and other oil and gas producers; war and unrest in oil producing countries and regions; regional production patterns; and environmental concerns. Fuel may become much more expensive in the future, which could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation.

Acts of piracy on ocean-going vessels could adversely affect the Company’s business.

The frequency of pirate attacks on seagoing vessels remains high, particularly in the western part of the Indian Ocean, off the west coast of Africa and in the South China Sea. If piracy attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden has been, or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks.

In addition, while OSG believes the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and it is therefore entitled to cancel the charter party, a claim the Company would dispute. The Company may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on the Company. In addition, hijacking as a result of an act of piracy against the Company’s vessels, or an increase in the cost (or unavailability) of insurance for those vessels, could have a material adverse impact on OSG’s business, financial condition, results of operations and cash flows. Such attacks may also impact the Company’s customers, which could impair their ability to make payments to the Company under its charters.

Terrorist attacks and international hostilities and instability can affect the tanker industry, which could adversely affect OSG’s business.

Terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters. In addition, OSG operates in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities. In the past, political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

Risks Related to Our Company

OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect OSG’s ability to fulfill its obligations under that indebtedness.

As of December 31, 2014, OSG had $1.67 billion of outstanding indebtedness. OSG’s substantial indebtedness and interest expense could have important consequences, including:

•	limiting OSG’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because OSG must dedicate a substantial portion of these funds to service its debt;

•	to the extent OSG’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments;

26	Overseas Shipholding Group, Inc.

•	limiting OSG’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;

•	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry;

•	limiting OSG’s ability to satisfy its obligations under its indebtedness;

•	increasing OSG’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;

•	placing OSG at a competitive disadvantage as compared to its less-leveraged competitors;

•	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and

•	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

OSG’s ability to continue to fund its obligations and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund the Company’s debt requirements or reduce debt could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

Additionally, the actual or perceived credit quality of the Company’s charterers (as well as any defaults by them) could materially affect the Company’s ability to obtain the additional capital resources that it will require to purchase additional vessels or significantly increase the costs of obtaining such capital. The Company’s inability to obtain additional financing at a higher-than-anticipated cost, or at all, could materially affect the Company’s results of operation and its ability to implement its business strategy.

The Company may not be able to generate sufficient cash to service all of its indebtedness, and could in the future breach covenants in its credit facilities and term loans.

The Company’s earnings, cash flow and the market value of its vessels vary significantly over time due to the cyclical nature of the tanker industry, as well as general economic and market conditions affecting the industry. As a result, the amount of debt that OSG can manage in some periods may not be appropriate in other periods and its ability to meet the financial covenants to which it is subject or may be subject in the future may vary. Additionally, future cash flow may be insufficient to meet the Company’s debt obligations and commitments. Any insufficiency could negatively impact OSG’s business.

Each Exit Financing Facility contains certain restrictions relating to new borrowings and, the movement of funds between the borrowers thereunder and OSG, as set forth in the respective loan agreements. In addition, the OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels (each as defined in that loan agreement) at greater than or equal to $500.0 million at the end of the each fiscal quarter. None of the other Exit Financing Facilities have financial covenants. Furthermore, drawdowns under the OBS ABL Facility borrowings are limited based upon the available borrowing base, as defined in that loan agreement and, if availability falls below a certain amount for a specified period of time, the administrative agent could exercise cash dominion rights permitting it to invoke control rights over certain of our accounts. While the Company was in compliance with these requirements as of December 31, 2014, a decrease in vessel values or a failure to meet this ratio could cause the Company to breach certain covenants in its existing credit facilities and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the OIN Revolver Facility. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If OSG does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

•	refinancing or restructuring its debt;

27	Overseas Shipholding Group, Inc.

•	selling tankers or other assets;

•	reducing or delaying investments and capital expenditures; or

•	seeking to raise additional capital.

Undertaking alternative financing plans, if necessary, might not allow OSG to meet its debt obligations. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access to such markets and its financial condition at that time. Any refinancing of debt could be at higher interest rates and might require the Company to comply with more onerous covenants, which could further restrict OSG’s business operations. In addition, the terms of existing or future debt instruments may restrict OSG from adopting some of certain alternatives. These alternative measures may not be successful and may not permit OSG to meet its scheduled debt service obligations. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet the covenants of its credit agreements and term loans and/or to obtain alternative financing in such circumstances, could materially and adversely affect OSG’s business, financial condition, results of operations and cash flows.

The Company will be required to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all of its vessels, which depend on additional financing.

The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points. If OSG is unable to fulfill its obligations under any memorandum of agreement or newbuilding construction contract for future vessel acquisitions, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a newbuilding vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

The Company depends on third party service providers for technical and commercial management of its International Flag fleet.

The Company currently outsources to third party service providers certain management services of its International Flag fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements with V.Ships that assign technical management responsibilities to V.Ships for each vessel in the Company’s owned or bareboat chartered-in International Flag conventional tanker fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of its International Flag conventional tanker fleet to certain other third party service providers, principally shipping pools.

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

The third-party service providers the Company has selected may not provide a standard of service comparable to that the Company provided for such vessels prior to any outsourcing. Furthermore, damage to any such third party’s reputation, relationships or business may reflect on the Company directly or indirectly, and could have a material adverse effect on the Company’s reputation and business.

28	Overseas Shipholding Group, Inc.

V.Ships has the right to terminate the Ship Management Agreements at any time with 90 days’ notice. If V.Ships exercises that right, the Company will be required either to enter into substitute agreements with other third parties or to assume those management duties. The Company may not succeed in negotiating and entering into such agreements with other third parties and, even if it does so, the terms and conditions of such agreements may be less favorable to the Company. Furthermore, if the Company is required to dedicate internal resources to managing the International Flag conventional tanker fleet (including, but not limited to, hiring additional qualified personnel or diverting existing resources), that could result in increased costs and reduced efficiency and profitability. Any such changes could disrupt the Company’s business and have a material adverse effect on the Company’s business, results of operations and financial condition.

The contribution of the Company’s joint ventures to its profits and losses may fluctuate, which could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

The Company currently owns an interest in six of its vessels through two 50%-owned joint ventures, together with other third-party vessel owners and operators in the Company’s industry. See Item 1, “Business – Fleet Operations.” The Company’s ownership in these joint ventures is accounted for using the equity method, which means that the Company’s allocation of profits and losses of the applicable joint venture is included in its consolidated financial statements. The contribution of the Company’s joint ventures to the Company’s profits and losses may fluctuate, including the distributions that it may receive from such entities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

A joint venture involves certain risks such as:

•	OSG may not have voting control over the joint venture;

•	OSG may not be able to maintain good relationships with its joint venture partner;

•	The joint venture partner at any time may have economic or business interests that are inconsistent with OSG’s;

•	The joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to OSG;

•	The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and OSG;

•	The joint venture or venture partner could lose key personnel; and

•	The joint venture partner could become bankrupt requiring OSG to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

If events relating to any of these risks were to come to pass, that could adversely affect the Company’s participation in the relevant joint venture, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

OSG’s business depends on spot charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 51% of OSG’s aggregate TCE revenues in 2014, 52% in 2013 and 64% in 2012. Accordingly, OSG’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. For example, over the past five years, VLCC spot market rates (expressed as a time charter equivalent) have ranged from a high of $87,500 per day to negative values, and in December 2014 were $87,500 per day on the benchmark route between the Middle East Gulf and Japan. The successful operation of OSG’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. If spot charter rates decline in the future, then OSG may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, OSG will generally experience delays in realizing the benefits from, or experiencing the detriments of those changes. See also Item 1, “Business—Operations—Charter Types.”

29	Overseas Shipholding Group, Inc.

OSG may not be able to renew time charters when they expire or enter into new time charters for newbuilds.

OSG’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2014, OSG employed 20 vessels on time charters, with four of those charters expiring in 2015, nine expiring in 2016, three expiring in 2017, three expiring in 2018 and two expiring in 2020 or thereafter. The Company’s existing time charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when OSG is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), OSG may not be able to obtain charters at attractive rates or at all. If, upon expiration of the existing time charters or delivery of newbuilds, OSG is unable to obtain time charters or voyage charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, OSG’s relationship with any of the pools in which it participates could adversely affect its business.

As of December 31, 2014, all six of the Company’s VLCCs participate in the TI pool; four of OSG’s seven Aframaxes participate in the SIGMA pool; four of the Company’s eight crude Panamaxes and one of its two Panamax Product Carriers participate directly in the PI pool; nine of its MRs participate in the CPTA pool; five of its MRs participate in the HDT pool; and five of its MRs participate in the CPI pool (an aggregate of 19 MRs out of a total of 22). OSG’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools, decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

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

In the highly competitive international market, OSG may not be able to compete effectively for charters.

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

OSG may not realize the benefits it expects from past acquisitions or acquisitions it may make in the future.

OSG’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the tanker industry and of individual tankers. The success of OSG’s acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include OSG’s ability to:

•	identify suitable tankers and/or shipping companies for acquisitions at attractive prices, which may not be possible if asset prices rise too quickly;

•	obtain financing;

•	identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;

30	Overseas Shipholding Group, Inc.

•	integrate any acquired tankers or businesses successfully with the OSG’s then-existing operations; and

•	enhance OSG’s customer base;

OSG intends to finance these acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing shareholders. At any given time OSG may be engaged in a number of discussions that may result in one or more acquisitions, some of which may be material to OSG as a whole. These opportunities require confidentiality and may involve negotiations that require quick responses by OSG. Although there can be no certainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of OSG’s securities.

Acquisitions can also involve a number of special risks and challenges, including:

•	diversion of management time and attention from the Company’s existing business and other business opportunities;

•	delays in closing or the inability to close an acquisition for any reason, including third-party consents or approvals;

•	any unanticipated negative impact on the Company of disclosed or undisclosed matters relating to any vessels or operations acquired; and

•	assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business.

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses or assets into OSG’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company or asset. OSG may not realize the strategic and financial benefits that it expects from any of its past acquisitions, or any future acquisitions. Further, if a portion of the purchase price of a business is attributable to goodwill and if the acquired business does not perform up to expectations at the time of the acquisition some or all of the goodwill may be written off, adversely affecting OSG’s earnings. We have recorded material write-offs of goodwill and intangible assets in prior years related to earlier acquisitions consummated by us.

Changes in demand in specialized markets in which the Company currently trades may lead the Company to redeploy certain vessels to other markets.

The Company deploys its vessels in several specialized markets, including, without limitation, Lightering in the Delaware Bay. The Company conducts those Lightering operations with two articulated tug barges (“ATBs”) which were constructed using funds withdrawn from the Company’s CCF. If lower demand in these markets adversely affects the Company’s financial position, the Company may have to consider redeploying these two ATBs in other markets. If that occurs, the Company may not be able to compete profitably in the new markets, and the ATBs may not be able to be redeployed to new markets without substantial modification.

Operating costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events relating to secondhand vessels and the consolidation of suppliers.

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2014, the weighted average age of the Company’s total owned and operated fleet was 10.2 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates are also expected to increase with the age of a vessel, since older vessels may be less desirable to charterers. Accordingly, it is likely that the operating costs of OSG’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require OSG to make additional expenditures for new equipment. In order to add such equipment, OSG may be required to take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its older vessels profitably even if those vessels remain operational.

31	Overseas Shipholding Group, Inc.

In addition, the Company’s fleet includes a number of secondhand vessels. While the Company typically inspects secondhand vessels before it purchases them, those inspections do not necessarily provide OSG with the same level of knowledge about those vessels’ condition that OSG would have had if these vessels had been built for and operated exclusively by it. The Company may not discover defects or other problems with such vessels before purchase, which may lead to expensive, unanticipated repairs, and could even result in accidents or other incidents for which the Company could be liable.

Furthermore, recent mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. With respect to certain items, OSG is generally dependent upon the original equipment manufacturer for repair and replacement of the item or its spare parts. Supplier consolidation may result in a shortage of supplies and services, thereby increasing the cost of supplies or potentially inhibiting the ability of suppliers to deliver on time. These cost increases or delays could result in downtime, and delays in the repair and maintenance of the Company’s vessels and FSOs and have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

The Company derives a substantial portion of its U.S. Flag segment’s revenue from a limited number of customers, and the loss of, or reduction in business by, any of these customers could materially adversely affect the U.S. Flag segment’s business, financial condition and results of operations.

The U.S. Flag segment’s largest customers account for a significant portion of its revenues. The U.S. Flag segment’s top five customers comprised approximately 56% of the U.S. Flag segment’s revenues during 2014. The loss of, or reduction in business by, any of these customers could materially adversely affect the U.S. Flag segment’s business, financial condition and results of operations.

Certain potential customers will not use vessels older than a specified age, even if they have been subsequently rebuilt.

All of the Company’s existing ATBs with the exception of the OSG Vision/OSG 350 and the OSG Horizon/OSG 351were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a Classification Society as being built and maintained in accordance with the rules of that Classification Society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Other customers may not continue to view rebuilt vessels as suitable. If more customers differentiate rebuilt vessels, time charter rates for the Company’s rebuilt ATBs will likely be adversely affected or they may not be employable.

The Company’s significant operating leases could be replaced on less favorable terms or may not be replaced.

The Company’s operating fleet includes 18 vessels that have been chartered-in under operating leases. The significant operating leases of the Company in its various businesses expire at various points in the future and may not be replaced at all or on as favorable terms, which could have a material adverse effect on the Company’s future financial position, results of operations and cash flows.

The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The Company has entered into, and in the future will enter into, various contracts, including charter agreements, joint venture agreements and other agreements associated with the operation of its vessels. The Company charters its vessels to other parties, who pay the Company a daily rate of hire. The Company also enters COAs and Voyage Charters. Historically, the Company has not experienced material problems collecting charter hire but the global economic downturn of recent years has affected charterers more severely than the prior recessions that have occurred since the Company’s establishment more than 45 years ago. The Company also time charters or bareboat charters some of its vessels from other parties and its continued use and operation of such vessels depends on the vessel owners’ compliance with the terms of the time charter or bareboat charter. Additionally, the Company enters into derivative contracts (interest rate swaps and caps) from time to time. As a result, the Company is subject to credit risks. The ability of each of the Company’s counterparties to perform its obligations under a contract with it will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the overall financial condition of the counterparty; charter rates received for specific types of vessels; and various expenses. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that is currently under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

32	Overseas Shipholding Group, Inc.

The counterparty to OSG’s largest Delaware Bay Lightering contract has approached the Company about restructuring the contract to lower the minimum volumes contained therein and has indicated that the termination or reduction payment that they would be required to make under the terms of the underlying contract would pose an unreasonable economic burden. If the counterparty fails to comply with the terms of the existing long-term contract, including provisions requiring that compensation be paid to the Company under certain circumstances, and OSG is unable to obtain replacement time charters at desirable rates, the Company’s profitability and cash flows may be adversely affected.

We cannot be certain that the bankruptcy proceedings will not adversely affect our operations going forward.

We emerged from bankruptcy on August 5, 2014. The full extent to which our bankruptcy will impact our business operations, reputation and relationships with our customers, employees, regulators and agents may not be known for some time and could have a material adverse effect on OSG’s business, financial condition and results of operations.

The Company depends on its key personnel and may have difficulty attracting and retaining skilled employees.

OSG’s success depends to a significant extent upon the abilities and efforts of its key personnel. The loss of the services of key personnel or the Company’s inability to attract, motivate and retain qualified personnel in the future could have a material adverse effect on OSG’s business, financial condition and operating results. In addition, all of the Company’s seven executive officers have served in their current positions for less than nine months and all the members of the Board were first elected in August 2014.

Work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries may adversely affect OSG’s operations.

As of December 31, 2014, OSG had 890 regular full-time employees, of which 632 employees were covered by collective bargaining agreements with unions. See Item 1, “Business – Employees.” In addition, OSG relies on the services of third parties who employ persons covered by collective bargaining agreements. OSG could be adversely affected by actions taken by employees of OSG or other companies in related industries (including third parties providing services to OSG) against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices or the failure of OSG or other companies in its industry to successfully negotiate collective bargaining agreements.

The Company may face unexpected drydock costs for its vessels.

Vessels must be drydocked periodically. For example, the U.S. Coast Guard requires the Company’s vessels to be drydocked for inspection and maintenance twice every five years. The cost of repairs and renewals required at each drydock are difficult to predict with certainty, can be substantial and the Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage, and OSG’s insurance may not cover all of these costs. Vessels in drydock will generally not generate any income. Large drydocking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly the length of time that a vessel may be off-hire may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.

The charter rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. If new tankers are built that are more efficient or more flexible or have longer physical lives than the Company’s vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter payments the Company receives for its vessels once their initial charters expire and the resale value of the Company’s vessels could significantly decrease. As a result, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

33	Overseas Shipholding Group, Inc.

Interruption or failure of OSG’s information technology and communications systems could impair its ability to operate and adversely affect its business.

OSG is highly dependent on information technology systems. These dependencies include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and communication systems. Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. OSG may experience failures caused by the occurrence of a natural disaster, computer hacking or viruses or other unanticipated problems at OSG’s facilities, aboard its vessels or at third-party locations. Any failure of OSG’s or third-party systems could result in interruptions in service, reductions in its revenue and profits, damage to its reputation or liability for the release of confidential information.

A portion of OSG’s revenues are subject to seasonal variations.

OSG operates its tankers in markets that have historically exhibited seasonal variations in demand for tanker capacity, and therefore, charter rates. Peaks in tanker demand quite often precede seasonal oil consumption peaks, as refiners and suppliers anticipate consumer demand. Charter rates for tankers are typically higher in the fall and winter months as a result of increased oil consumption in the Northern Hemisphere. Unpredictable weather patterns and variations in oil reserves disrupt tanker scheduling. Because a majority of the Company’s vessels trade in the spot market, seasonality has affected OSG’s operating results on a quarter-to-quarter basis and could continue to do so in the future. Such seasonality may be outweighed in any period by then current economic conditions or tanker industry fundamentals.

Risks Related to Legal and Regulatory Matters

The Company’s business would be adversely affected if it failed to comply with the Jones Act’s limitations on U.S. coastwise trade, or if these limitations were waived, modified or repealed, or if changes in international trade agreements were to occur.

Certain of the Company’s U.S. Flag operations are conducted in the U.S. coastwise trade and are governed by U.S. federal laws commonly known as the “Jones Act”. The Jones Act restricts waterborne transportation of goods between points in the United States to vessels meeting certain requirements, including ownership and control by “U.S. Citizens” as defined thereunder (as so defined, “U.S. Citizens”). The Company is responsible for monitoring the foreign ownership of its common stock and other interests to ensure compliance with the Jones Act. The Company could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of the equity interests in the Company. Such loss would have a material adverse effect on the Company’s business and results of operations. In addition, under certain circumstances failure to comply with the Jones Act may result in the Company being deemed to have violated other U.S. federal laws that prohibit a foreign transfer of U.S. documented vessels without government approval, resulting in severe penalties, including permanent loss of U.S. coastwise trading privileges or forfeiture of the vessels deemed transferred, and fines.

Additionally, maritime transportation services are currently excluded from the General Agreement on Trade in Services (“GATS”) and are the subject of reservations by the United States in the North American Free Trade Agreement (“NAFTA”) and other international free trade agreements. If maritime transportation services were included in GATS, NAFTA or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international flag or foreign built vessels. During the past several years, interest groups have lobbied Congress, and legislation has been introduced, to repeal certain provisions of the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act. The Company expects that continued efforts will be made to modify or repeal the Jones Act. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

34	Overseas Shipholding Group, Inc.

Governments could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.

A government could requisition one or more of the Company’s vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes the owner. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. In addition, two OSG vessels participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. These vessels are required to trade outside the United States but are eligible for government-sponsored business. Under the program, OSG receives an annual fee, subject in each case to annual Congressional appropriations, in exchange for a guarantee that the ships will be made available to the U.S. government in the time of war or national emergency. Government requisition of one or more of the Company’s vessels may negatively impact the Company’s business, financial condition, results of operations and available cash.

The Company’s vessels may be directed to call on ports located in countries that are subject to restrictions imposed by the U.S. government, which could negatively affect the trading price of the Company’s common shares.

From time to time, certain of the Company’s vessels, on the instructions of the charterers or pool manager responsible for the commercial management of such vessels, have called and may again call on ports located in countries or territories, and/or operated by persons, subject to sanctions and embargoes imposed by the U.S. government, the United Nations (“UN”) or the EU and countries identified by the U.S. government, the UN or the EU as state sponsors of terrorism. The U.S., UN and EU sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Some sanctions may also apply to transportation of goods (including crude oil) originating in sanctioned countries (particularly Iran), even if the vessel does not travel to those countries, or otherwise acting on behalf of sanctioned persons. Sanctions may include the imposition of penalties and fines against companies violating national law or companies acting outside the jurisdiction of the sanctioning power themselves becoming the target of sanctions.

Although OSG believes that it is in compliance with all applicable sanctions and embargo laws and regulations and intends to maintain such compliance, and OSG does not, and does not intend to, engage in sanctionable activity, OSG might fail to comply or may engage in a sanctionable activity in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation or sanctionable activity could result in fines or other penalties, or the imposition of sanctions against the Company, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company and negatively affect OSG’s reputation and investor perception of the value of OSG’s common stock.

Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business.

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictional waters of the countries in which OSG’s vessels operate, as well as the countries of its vessels’ registration. Many of these requirements are designed to reduce the risk of oil spills. They also regulate other water pollution issues, including discharge of ballast water and effluents and air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on OSG, including, without limitation, ones related to engine adjustments and ballast water treatment.

Environmental laws and regulations also can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could also become subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

35	Overseas Shipholding Group, Inc.

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

In addition, in complying with OPA 90, IMO regulations, EU directives and other existing laws and regulations and those that may be adopted, shipowners likely will incur substantial additional capital and/or operating expenditures in meeting new regulatory requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Key regulatory initiatives that are anticipated to require substantial additional capital and/or operating expenditures in the next several years include more stringent limits on the sulfur content of fuel oil for vessels operating in certain areas and more stringent requirements for management and treatment of ballast water. See Item 1, “Business— Environmental and Security Matters Relating to Bulk Shipping.” Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to OSG’s financial statements. Additionally, the failure of a shipowner or bareboat charterer to comply with local, domestic and foreign regulations may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. For example, in February 2015, the U.S. Coast Guard personnel detained the tanker Overseas Jademar in Port Angeles, Washington for violation of safety regulations, which included non-functioning distress signaling equipment and fire safety systems. If any of our vessels are denied access to, or are detained in, certain ports, reputation, business, financial results and cash flows could be materially and adversely affected.

Accidents involving highly publicized oil spills and other mishaps involving vessels can be expected in the tanker industry, and such accidents or other events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company’s operations or its ability to do business and which could have a material adverse effect on OSG’s business, financial results and cash flows. In addition, the Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes its vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety and environmental laws and regulations and are insured against usual risks for such amounts as the Company’s management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require the Company to incur significant capital expenditures with respect to its ships to keep them in compliance.

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the EU, the IMO and the UN, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business — Environmental and Security Matters Relating to Bulk Shipping.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

36	Overseas Shipholding Group, Inc.

The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.

The Company has been and is, from time to time, involved in various litigation matters and subject to government inquiries and investigations. These matters may include, among other things, regulatory proceedings and litigation arising out of or relating to matters related to the restatement of the Company’s financial statements in 2012, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business. In particular, the Company is subject to an investigation by the SEC’s Division of Enforcement related to tax issues raised in the Company’s October 22, 2012 Form 8-K, and the SEC filed a proof of claim against the Company in the Bankruptcy Court in connection with that investigation. To the extent this claim is allowed by the Bankruptcy Court, the Equity Plan provides a maximum reserve of up to $5 million as the exclusive source from which to satisfy any liabilities on account of that claim. In the event that the SEC asserts separate claims against individuals affiliated with the Company, liabilities associated with such claims are not included in this reserve, and any such liabilities not covered by insurance may be subject to reimbursement by the Company, subject to the terms of the Equity Plan. Additionally, there are a number of pending lawsuits alleging injuries related to purported asbestos exposure in various state and federal courts, as well as certain proofs of claim alleging such exposure pending before the Bankruptcy Court. The Company believes it has insurance coverage for the majority, though not all, of these cases.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to OSG’s tariffs, rates, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See “Item 3 — Legal Proceedings” and Note 21, “Contingencies,” to the Company’s consolidated financial statements included in “Item 8 — Financial Statement and Supplementary Data.”

We may be subject to claims that were not discharged in the Chapter 11 Petitions, which could have a material adverse effect on our results of operations and profitability.

Substantially all of the claims against us that arose prior to our emergence from bankruptcy were resolved during our Chapter 11 Petitions or are in the process of being resolved in the Bankruptcy Court as part of the claims reconciliation process. Although we anticipate that the remaining claims will be handled in due course with no material adverse effect to our business, financial operations or financial conditions, we cannot assure you that this will be the case or that the resolution of such claims will occur in a timely manner or at all. Subject to certain exceptions, and as set forth in the Plan, all claims against and interests in us and our subsidiaries that filed for Chapter 11 and which arose prior to our emergence from bankruptcy are (1) subject to the compromise and/or treatment provided for in the Plan and/or (2) discharged in accordance with the Bankruptcy Code, the terms of the Plan, and the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”). Pursuant to the terms of the Plan, the provisions of the Plan constitute a good faith compromise or settlement, or resolution of all such claims and the Confirmation Order, as well as other orders resolving objections to claims, constitute the Bankruptcy Court’s approval of the compromise settlement, or resolution arrived at with respect to all such claims. Circumstances in which claims and other obligations that arose prior to our emergence from bankruptcy may not have been discharged include instances where the Plan provides for reinstatement of such claims, or where a claimant had inadequate notice of the bankruptcy filing.  As such, some parties whose claims were expunged during the bankruptcy or discharged by the Plan and Confirmation Order may seek to re-assert their claims in state or federal court. While the terms of the Plan and the Bankruptcy Court’s orders generally foreclose that reassertion, there are limited instances, such as where a court finds an insufficient notice of the bankruptcy, in which a plaintiff may be able to proceed despite an expungement or discharge. In that event, the continuation of such a lawsuit could have a material adverse effect.

37	Overseas Shipholding Group, Inc.

The smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.

The Company expects that its vessels will call in ports where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent the Company’s vessels are found with contraband, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of its crew, we may face governmental or other regulatory claims which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Maritime claimants could arrest OSG’s vessels, which could interrupt cash flows.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of the Company’s vessels could interrupt OSG’s cash flow and require it to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel that is subject to the claimant’s maritime lien and any “associated” vessel, meaning any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in the Company’s fleet for claims relating to another vessel in its fleet which, if successful, could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s U.S. federal income tax position in respect of certain credit agreement borrowings used by OIN is not free from doubt.

The Company has taken the position that certain drawdowns by the Company under the Unsecured Revolving Credit Facility used solely by OIN should not be taken into account in determining amounts includible in OSG’s income as deemed dividends under section 951(a)(1)(B) and section 956 of the Internal Revenue Code of 1986, as amended, for taxable years 2013 and earlier. Although the Company believes that it has a strong basis for taking this position, there is no authority directly on point and the Company has established a reserve in accordance with Financial Accounting Standards Board Accounting Standards Codification 740.  If the IRS were to challenge the Company’s position, the Company’s total cash exposure could exceed the reserve, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company has recognized tax benefits but certain of these items may be subject to audit and material adjustment by the Internal Revenue Service.

The Company currently plans to treat certain payments made by Overseas Shipholding Group, Inc. in connection with the Company’s emergence from bankruptcy as having been made in its capacity as guarantor of the obligations of subsidiaries of OSG International, Inc., a wholly owned subsidiary of the Company incorporated in the Marshall Islands, arising under certain loan agreements and deductible for U.S. income tax purposes. In connection with these payments, the Company has recorded a tax benefit; however, due to significant uncertainty as to whether the IRS will agree with the Company’s position on the deductibility of those payments, or instead take the position that those payments gave rise to a non-deductible capital contribution, the Company has established a reserve in accordance with Financial Accounting Standards Board Accounting Standards Codification 740 to fully offset the benefit. Certain of these items may be subject to audit and material adjustment by the IRS.

Transfers or issuances of the Company’s equity may impair or reduce the Company’s ability to utilize its net operating loss carryforwards and certain other tax attributes in the future.

Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 imposes an annual limitation on the use of pre-ownership change NOLs, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If the Company were to undergo an “ownership change,” it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

38	Overseas Shipholding Group, Inc.

OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the United States.

As a result of changes made by the American Jobs Creations Act of 2004 (“2004 Act”), the Company does not include in its U.S. tax return on a current basis the unrepatriated shipping income earned by its international flag vessels, which in recent years represented substantially all of the Company’s pre-tax income. These changes in the 2004 Act were made to make U.S.-controlled shipping companies competitive with foreign-controlled shipping companies, which are generally incorporated in jurisdictions in which they either do not pay income taxes or pay minimal income taxes. The taxation of OSG’s foreign subsidiaries under U.S. laws is a complex area and is subject to ongoing analysis and recalculation, which can have a material impact on the Company. See Note 13, “Taxes,” to the Company’s consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data.”

The President and several Congressmen and Senators have announced support for repealing certain tax provisions that purportedly incentivize companies to move jobs from the United States to foreign countries. While the Company believes that the changes made in the 2004 Act with respect to foreign shipping income do not “incentivize moving jobs offshore,” and, in fact, have enabled the Company to expand its U.S. Flag fleet and create jobs in the United States, Congress may decide to repeal the changes made in the 2004 Act with respect to taxation of foreign shipping income for the aforementioned reason or as part of initiatives to reduce the U.S. budget deficit or to reform the U.S. corporate tax regime. Such repeal, either directly or indirectly by limiting or reducing benefits received under the 2004 Act, could have a materially adverse effect on the Company’s business, financial results and cash flows.

Risks Related to the Common Stock and Warrants

The market price of the Company’s securities may fluctuate significantly.

The market price of the Company’s securities may fluctuate substantially. You may not be able to resell your Class A or Class B Common Stock or Class A or Class B Warrants at or above the price you paid for such securities due to a number of factors, some of which are beyond the Company’s control. These risks include those described or referred to in this “Risk Factors” section and under “Forward –Looking Statements,” as well as, among other things: fluctuations in the Company’s operating results; activities of and results of operations of the Company’s competitors; changes in the Company’s relationships with the Company’s customers or the Company’s vendors; changes in business or regulatory conditions; changes in the Company’s capital structure; any announcements by the Company or its competitors of significant acquisitions, strategic alliances or joint ventures; additions or departures of key personnel; investors’ general perception of the Company; failure to meet market expectations; future sales of the Company’s securities by it, directors, executives and significant stockholders; changes in domestic and international economic and political conditions; and other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

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

The Company’s Class A Common Stock and Class A Warrants are currently traded as “restricted securities” in the over-the-counter market and in privately negotiated transactions among individual holders pursuant to exemptions from the Securities Act of 1933. Transactions are reported as taking place only sporadically. Certain broker-dealers report quotes for the purchase and sale of Class A Common Stock and Class A Warrants. While the Company intends to apply for listing of the Class A Common Stock and Class A Warrants on the New York Stock Exchange (“NYSE”) at such time as it meets the NYSE’s listing requirements, the Company may not be able to qualify for listing, and a more liquid market may never be developed or maintained. The Company cannot assure you as to the liquidity of any market that may develop for the Class A Common Stock and Class A Warrants, your ability to sell your Class A Common Stock and Class A Warrants or the price at which you would be able to sell such securities.

39	Overseas Shipholding Group, Inc.

In addition, the Company’s Class B Common Stock is listed on NYSE MKT. However, trading volume has been relatively low. Low levels of liquidity may make it difficult for you to sell your Class B Common Stock at any particular time.

The exercise of outstanding warrants may result in substantial dilution to the Company’s stockholders.

As of March 2, 2015, the Company had outstanding:

•	210,145,872 Class A warrants with an exercise price of $0.01 per share exercisable into an aggregate of 209,715,245 shares of Class A common stock; and

•	2,251,022 Class B warrants with an exercise price of $0.01 per share exercisable into an aggregate of 2,246,409 shares of Class B common stock.

Collectively, if exercised, the shares of common stock underlying these warrants would represent approximately 40.3% of the Company’s outstanding common stock following such exercise. Accordingly, any such exercise would result in substantial dilution to the Company’s stockholders.

The Company’s common stock is subject to restrictions on foreign ownership, which could have a negative impact on the transferability of the Company’s common stock, its liquidity and market value, and on a change of control of the Company.

The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize its Board of Directors to establish with respect to any class or series of capital stock of the Company certain rules, policies and procedures, including procedures with respect to transfer of shares, to assist in monitoring and maintaining compliance with the Jones Act ownership restrictions. In order to provide a reasonable margin for compliance with the Jones Act, the Company’s Board of Directors has determined that until further action by it, at least 77% (the “Minimum Percentage”) of the outstanding shares of each class of capital stock of the Company must be owned by U.S. Citizens. Moreover, the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws provide that any purported transfer of equity interests in the Company that caused the percentage of outstanding shares of a class of capital stock of the Company to fall below the Minimum Percentage will be ineffective to transfer the equity interests or any voting, dividend or other rights associated with such interests.

The percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates based on daily trading, and at times in the past has declined to the Minimum Percentage. At and during such time that the Minimum Percentage is reached with respect to outstanding shares of a class of the Company’s stock, the Company is unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens among other things. The existence and enforcement of these ownership restrictions could have an adverse impact on the liquidity or market value of the Company’s equity securities. Furthermore, under certain circumstances, the ownership restrictions could discourage, delay or prevent a change of control of the Company.

The Company’s outstanding warrants are not subject to the above ownership restrictions, but the warrants include provisions limiting the right of non-U.S. Citizens to exercise warrants if the shares of common stock that would be issued upon exercise would cause the percentage of the Company’s outstanding common stock held by U.S. Citizens to decline below the Minimum Percentage.

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

40	Overseas Shipholding Group, Inc.

•	give the sole ability to then-current members of its board of directors to fill a vacancy on the board of directors;

•	require the affirmative vote of two-thirds or more of the combined voting power of the outstanding shares of its capital stock in order to amend or repeal certain provisions of its Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws; and

•	establish advance notice requirements for nomination for elections to its board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease four properties which house offices used in the administration of our operations: a property of approximately 30,000 square feet in New York, New York, a property of approximately 18,300 square feet in Tampa, Florida, a property of approximately 3,600 square feet in Houston, Texas and a property of approximately 2,500 square feet in Newark, Delaware.

We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2014, the Company owned or operated an aggregate of 81 vessels. See tables presented under Item 1, “Business.”

ITEM 3. LEGAL PROCEEDINGS

See Note 21, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

41	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock was listed for trading in the over-the-counter (“OTC”) market under the trading symbol “OSGIQ” from November 12, 2012 through August 5, 2014. Pursuant to an order by the Bankruptcy Court, the Company suspended trading of the Company’s common stock in the OTC market on June 3, 2014 in order to ensure that all trades in those securities would be able to settle no later than the June 6, 2014 voting record date for the Company’s reorganization plan. At emergence on August 5, 2014, the Company’s common stock was cancelled and the Company issued Class A and Class B common stock (See Item 8, “Financial Statements and Supplementary Data,” Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” and Note 14, “Capital Stock and Stock Compensation,” for additional information relating to the Company’s emergence from bankruptcy and capital structure, respectively). The Company’s Class B common stock was subsequently approved for listing on the NYSE MKT on October 9, 2014 under the trading symbol “OSGB”. The Company’s Class A common stock is not currently listed on any securities exchange.

The following table summarizes the quarterly high and low closing sales prices of the Company’s Class B common stock (OSGB) as reported on the NYSE MKT since October 9, 2014 and the quarterly high and low bid quotations of the Company’s common stock as reported on the OTC market (OSGIQ) for the period from January 1, 2013 through June 3, 2014 (the date trading was suspended by the Company). The OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. OSGIQ common stock quotations are not reported for the third quarter of 2014 due to the suspension of trading on June 3, 2014 and the cancellation of the Company’s common stock effective August 5, 2014. No quotations are reported for the Class B common stock for the third quarter of 2014 due to the absence of an established published trading market. Class A common stock quotations are not reported due to the absence of an established public trading market.

2014	High	Low
	(In dollars)
First Quarter (OSGIQ)	8.99	4.70
Second Quarter (OSGIQ)	8.40	5.28
Third Quarter (a)	—	—
Fourth Quarter(OSGB)	6.25	4.60

2013	High	Low
First Quarter (OSGIQ)	4.00	0.88
Second Quarter (OSGIQ)	4.51	2.82
Third Quarter (OSGIQ)	4.73	1.75
Fourth Quarter (OSGIQ)	8.43	1.65

(a) Not available for the reasons set forth above

On March 6, 2015,  there were 19 stockholders of record of the Company’s Class A common stock and 228 stockholders of record of the Company’s Class B common stock.

On February 9, 2012, to preserve liquidity and maintain financial flexibility, the Company's then Board of Directors suspended the payment of regular quarterly dividends until further notice. The Company has no current plans to resume paying dividends and its ability to do so may be limited by certain of the Company’s loan agreements. Future cash dividends, if any, will be at the discretion of the Board of Directors of the Company (“Board of Directors”) and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

42	Overseas Shipholding Group, Inc.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between October 9, 2014 and December 31, 2014 comparing the percentage change in the cumulative total stockholder return on the Company’s Class B common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd., Teekay Tankers, Ltd., Kirby Corporation, Tsakos Energy Navigation Limited, Ship Finance International Limited, Nordic American Tankers Limited, DHT Holdings, Inc., Matson, Inc., Ardmore Shipping Corporation, Scorpio Tankers, Inc. and the Company, referred to as the Peer Group index. The Company believes that this peer group index is relevant for comparative purposes.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s Class B common stock and each index was $100 on October 9, 2014 and that all dividends were reinvested.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s Class A common stock that may be issued under the Management Incentive Compensation Plan and the Non-Employee Director Incentive Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2014, in connection with the issuance of shares and warrants as part of the Company’s emergence from bankruptcy and in order to complete the proper allocation of securities under the Equity Plan, we issued (i) 6,309,983 Class A shares in exchange for an equal number of Class A warrants; (ii) 2,747,995 Class A warrants in exchange for an equal number of shares of Class A stock; (iii) 13,639 Class B shares in exchange for an equal number of Class B warrants; and (iv) 1,093,913 Class B warrants in exchange for an equal number of Class B shares, in each case pursuant to Section 3(a)(9) of the Securities Act.

43	Overseas Shipholding Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. The unaudited selected consolidated financial data for the years ended December 31, 2014, 2013 and 2012, and at December 31, 2014 and 2013, are derived from the audited consolidated financial statements of the Company set forth in Item 8, “Financial Statements and Supplementary Data,” which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the year ended December 31, 2011 and at December 31, 2012 and 2011 are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by PricewaterhouseCoopers LLP. The selected consolidated financial data at December 31, 2010 is unaudited.

This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In thousands, except per share amounts and as otherwise stated	2014	2013	2012	2011	2010
Shipping revenues	$957,434	$1,015,996	$1,137,134	$1,049,531	$1,045,610
Income/(loss) from vessel operations	95,102	(367,198)	(379,233)	(142,188)	(79,295)
(Loss)/income before reorganization items and income taxes	(95,608)	(325,805)	(440,482)	(199,377)	(141,699)
Reorganization items, net	(171,473)	(327,170)	(41,113)	-	-
Loss before income taxes	(267,081)	(652,975)	(481,595)	(199,377)	(141,699)
Net loss	(152,273)	(638,230)	(480,114)	(201,363)	(122,542)
Depreciation and amortization	151,758	176,276	201,284	179,721	170,670
Net cash (used by)/provided by operating activities	(714,418)	141,896	(32,899)	(61,061)	(27,714)
Total vessels, deferred drydock and other property at net book amount (a)	2,275,630	2,416,600	2,911,706	3,292,946	3,245,515
Total assets	3,436,491	3,644,494	4,043,535	3,993,545	4,178,038
Debt (b)	1,668,667	2,561,650	2,574,381	2,065,892	1,986,190
Reserve for deferred income taxes and unrecognized tax benefits	317,797	631,162	712,250	720,082	678,113
Total equity/(deficit)	1,286,087	(60,247)	534,246	1,002,292	1,283,154
Per share amounts:
Basic and Diluted loss - Class A and Class B	(0.65)	-	-	-	-
Basic and Diluted net loss - Common Stock	-	(20.94)	(15.82)	(6.67)	(4.15)
Equity per share	2.43	(1.96)	17.28	32.90	42.20
Cash dividends paid	-	-	-	1.53	1.75
Weighted average shares outstanding (in thousands) for:
Basic and Diluted earnings per share
Class A(c)	212,508	-	-	-	-
Class B and Common Stock(d)	21,372	30,483	30,339	30,228	29,498
Other data:
Time charter equivalent revenues (e)	761,359	763,328	840,846	790,201	853,278
EBITDA (f)	117,168	(476,349)	(186,890)	60,242	96,015

44	Overseas Shipholding Group, Inc.

(a)	Includes vessels held for sale of $3,305 at December 31, 2010.
(b)	Amounts do not include debt of affiliated companies in which the Company participates. 2013 balances are included in liabilities subject to compromise in the accompanying consolidated balance sheet.
(c)	The weighted average common shares outstanding for Class A Common Stock basic and diluted was calculated using no Class A Common Stock and no Class A Warrants outstanding for the period January 1, 2014 through August 4, 2014. 310,419,766 Class A Common Stock and 210,153,431 Class A Warrants were used in calculating the weighted average common shares outstanding for the period August 5, 2014 through December 31, 2014.
(d)	The weighted average common shares outstanding for Class B Common Stock basic and diluted was calculated using the common shares outstanding for each of the years in the four year period ended December 31, 2013 and for the period January 1, 2014 through August 4, 2014 and Class B Common Stock outstanding and Class B Warrants outstanding for the period August 5, 2014 through December 31, 2014. As of December 31, 2014 there are 2,908,149 Class B Warrants outstanding.
(e)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2014	2013	2012	2011	2010
Time charter equivalent revenues	$761,359	$763,328	$840,846	$790,201	$853,278
Add: Voyage expenses	196,075	252,668	296,288	259,330	192,332
Shipping revenues	$957,434	$1,015,996	$1,137,134	$1,049,531	$1,045,610

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

(f)	EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should not be considered a substitute for net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net (loss)/income attributable to the Company, as reflected in the consolidated statements of operations, to EBITDA:

For the year ended December 31,	2014	2013	2012	2011	2010
Net loss	$(152,273)	$(638,230)	$(480,114)	$(201,363)	$(122,542)
Income tax (benefit)/provision	(114,808)	(14,745)	(1,481)	1,986	(19,157)
Interest expense	232,491	350	93,421	79,898	67,044
Depreciation and amortization	151,758	176,276	201,284	179,721	170,670
EBITDA	$117,168	$(476,349)	$(186,890)	$60,242	$96,015

45	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2014 and 2013 and its results of operations comparing the years ended December 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

The Company’s operating fleet as of December 31, 2014, consisted of 81 vessels aggregating 7.5 million dwt and 864,800 cbm, including 18 vessels that have been chartered-in under operating leases. The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels.

Our Emergence from Bankruptcy

During the period from November 14, 2012 through August 4, 2014, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. We emerged from bankruptcy on August 5, 2014. Pursuant to the Equity Plan, all claims allowed by the Bankruptcy Court (other than subordinated claims) are either reinstated or paid in full in cash plus interest for the period from November 14, 2012 through the Effective Date, at either the contractual rate as provided by statute, or, at the rate of 2.98%, as set forth in the Equity Plan.

As part of an overall strategy to position the Company to successfully emerge from Chapter 11 with a smaller, more-concentrated fleet without the need for costly systems, multiple offices and the associated expenses, we embarked on an organizational restructuring process over the past 24-months that notably involved (i) rejecting 25 executory contracts relating to above-market charter agreements (17 of the vessels were redelivered and 8 were renegotiated), (ii) exiting our full service International Crude Tankers Lightering business to focus only on ship-to-ship Lightering services, (iii) outsourcing the technical and commercial management of our International Flag conventional tanker fleet and (iv) deleveraging our balance sheet by using a combination of cash on hand and proceeds from two exit financing facilities and an equity offering to pay down $2,131,290 of our pre-petition debt obligations of $2,577,290 (gross of original issue discount). As of December 31, 2014, our total debt (including the Exit Financing Facilities) was $1,668,667. We believe these actions have positioned us to compete more effectively in the markets in which we operate.

See Item 1, “Business – Overview and Recent Developments” for a further description of the Chapter 11 Cases, the proceedings in the Bankruptcy Court and OSG’s emergence from bankruptcy.

OPERATIONS AND OIL TANKER MARKETS

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy and level of OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time or Bareboat Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter of 2014 at 93.5 million barrels per day (“b/d”), an increase of 0.7 million b/d, or 0.8%, over the same quarter in 2013. The increase was mainly caused by high demand in non-OECD areas. The estimate for global oil consumption for all of 2014 is 92.4 million b/d, an increase of 0.7%. OECD demand in 2014 was lackluster, decreasing by 0.2 million b/d with small declines seen in the Americas, Europe and Asia / Oceania.

46	Overseas Shipholding Group, Inc.

Global oil production in the fourth quarter of 2014 reached 93.9 million b/d, an increase of 2.2 million b/d over the fourth quarter of 2013. OPEC crude oil production reversed previous declines and production averaged 30.2 million b/d in the fourth quarter of 2014 up from 29.6 million b/d in the fourth quarter of 2013, although down 0.1 million b/d from the third quarter of 2014. OPEC production for the year declined by 0.2 million b/d to 30.0 million b/d, partially due to continuing production and political issues in Libya. Non-OPEC production growth was largely driven by the United States, which increased production by 1.6 million b/d in the fourth quarter of 2014 compared with the fourth quarter of 2013 to reach 12.4 million b/d. Annual oil production in the United States increased by 1.5 million b/d in 2014 to 11.7 million b/d, making the United States the largest oil producer in the world, ahead of Russia at 10.9 million b/d.

U.S. refinery throughput increased by about 1.7 million b/d in the fourth quarter compared with the comparable quarter in 2013. Crude oil imports, however, decreased by about 0.4 million b/d as local production growth more than offset the change in crude runs. Imports from OPEC countries were reduced by 0.8 million b/d, mainly due to reductions of imports from Venezuela, West Africa and Saudi Arabia. Chinese imports in December 2014 increased to the highest levels on record at 7.2 million b/d, with 2014 averaging 6.2 million b/d. This led to a strong increase in VLCC rates in the fourth quarter of 2014 and the first quarter of 2015.

During the fourth quarter of 2014, the worldwide tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 2.4 million dwt as the crude fleet increased by 1.7 million dwt, while the product carrier fleet expanded by 0.7 million dwt. During 2014, the size of the worldwide tanker fleet increased by 7.0 million dwt with VLCC and MRs increasing by 4.1 million dwt each and other sectors decreasing.

During the fourth quarter of 2014, the worldwide tanker orderbook decreased by 1.4 million dwt, with decreases in the VLCC, Aframax and MR orderbooks, while there were increases in the Suezmax and Panamax orderbooks. During 2014, the total tanker orderbook gained 3.7 million dwt attributable to increases in the VLCC, Suezmax and Panamax orderbooks.

VLCC freight rates improved significantly in the last quarter of 2014 driven by higher Chinese imports, lower bunker prices, as well as a contango in the oil market (where future prices are higher than current prices), luring tonnage away from the spot market into period storage fixtures. The other crude segments followed the VLCC lead with improved rates late in 2014. MR earnings, weak during the first part of the year, showed dramatic improvement in the fourth quarter, due to increased demand driven by increased production from refineries capitalizing on low crude prices, but have weakened in early 2015.

Spot TCE rates for prompt Jones Act Product Carriers and large ATBs averaged $94,500 and $60,350 per day, respectively, during 2014, representing increases of 9% and 11%, respectively, for each class of vessel compared with average rates of $87,000 and $54,600 per day, respectively, for 2013. These are estimated rates as there was little spot market activity in 2014 because nearly all vessels were committed to time charters in the U.S. Flag coastwise trades. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage. The increase in rates in 2014 compared with 2013 can largely be attributed to an increase in the coastwise domestic crude oil trade, primarily Eagle Ford crude. The average monthly rate of production from the Eagle Ford formation increased by approximately 0.45 million b/d in December 2014 compared with December 2013. Eagle Ford oil is transported by pipeline to Corpus Christi, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi and the Philadelphia area. Approximately 34% of the Jones Act fleet of Product Carriers and large ATBs is engaged in transporting domestic crude oil. A year ago, it was 25%. The steep drop in crude oil prices since mid-November 2014 and the contemporaneous narrowing of the spread in pricing between Brent and WTI created uncertainty in the Jones Act charter market. The estimated spot TCE rates declined slightly in the fourth quarter to average $93,000 and $59,100 per day.

As of December 31, 2014, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 0.14 million barrels and 0.35 million barrels, which excludes numerous tank barges below 0.14 million barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 73 vessels as there were no newbuild deliveries or vessels scrapped during the year. The industry’s firm Jones Act orderbook as of December 31, 2014, with deliveries scheduled between the third quarter of 2015 and the second quarter of 2017 consisted of 14 Product Carriers and nine large ATBs. Options for an additional two Product Carriers and five ATBs remain open. In addition, two late-1970s-built Alaskan crude tankers (Kodiak and Sierra) have been sold by Exxon to competitors who will redeploy them into the Lower-48 coastwise trade. The Kodiak, renamed the Eagle Ford, has been redeployed into the Eagle Ford crude trade from Corpus Christi to refineries located in the Northeast. Exxon is expected to deliver the Sierra in the second quarter of 2015 at which time it is expected to join the Eagle Ford trade.

Delaware Bay lightering volumes averaged 0.10 million b/d in 2014 compared with 0.19 million b/d in 2013. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports. Our lightering ATBs have offset reduced lightering demand by occasionally carrying crude from the U.S. Gulf Coast to refineries in the Philadelphia area.

47	Overseas Shipholding Group, Inc.

RESULTS FROM VESSEL OPERATIONS

During 2014, income from vessel operations improved by $462,300 to $95,102 from an operating loss of $367,198 in 2013. This increase resulted from there being no impairment charges recorded in 2014, a significant decrease in charter hire expense and lower non-bankruptcy related general and administrative expenses and depreciation. Increases in severance and technical management transition costs, as well as marginally lower TCE revenues, partially offset these favorable impacts.

The decrease in charter hire expense in 2014 compared with the prior year reflected the Company’s rejection of leases and redelivery of 15 time and bareboat chartered-in International Flag vessels between early-January 2013 and mid-April 2013. Such rejections were executed as part of the Company’s Chapter 11 restructuring process. In addition to the rejected charters, five Suezmaxes were redelivered to their owners by the Company at the expiry of their respective charters after the first quarter of 2013. Also contributing to the decrease were the redeliveries of ten vessels (eight Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters-in in 2014.

The lower depreciation expense in 2014 was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $365,976 recorded by the Company on 15 International Flag vessels in the fourth quarter of 2013.

Offsetting these favorable variances was a decrease in TCE revenues of $1,969, or 0.3%, to $761,359 in 2014 from $763,328 in 2013. This decrease was due to (i) a significant decrease in revenue days of 4,158 days reflecting the vessel redeliveries discussed above as well as the Company’s exit from the full service International Flag Lightering business and (ii) a weakening of rates in the International Flag Handysize Product Carrier fleet. These negative factors were substantially offset by a strengthening in rates throughout the International Crude Tankers segment, particularly in the Aframax and VLCC fleets, along with the continued strength in the Jones Act market that benefitted the U.S. Flag segment.

Income from vessel operations in 2014 reflects third-party technical management fees. As discussed in further detail in Item 1 – “Business Overview – Operations – Technical Management,” the Company began transferring management of 46 of its International Flag conventional tankers to V.Ships in March 2014 and completed all of the vessel transfers by September of 2014. Vessel operating expenses are expected to increase by approximately $1,800 per quarter in 2015 as the vessel transfers are completed. In addition, the Company incurred one-time third-party manager set up costs of approximately $3,400 during 2014. These increases in vessel expenses will be offset by a decrease in general and administrative expenses, which is expected to exceed the aggregate technical management fees incurred, since the vessel transfers are completed and the employees impacted by the reduction in force announced in January 2014 have left the Company.

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

Partially offsetting these favorable variances were decreases in TCE revenues compared with the 2012 period. These decreases were due to (i) a significant decrease in revenue days reflecting the vessel redeliveries discussed above, (ii) $40,400 being recognized in shipping revenues during 2012 in relation to the termination, settlement and replacement agreement with Sunoco, which is discussed in the U.S. Flag section below and (iii) lower rates in 2013 in the Suezmax fleet. These negative factors were partially offset by growth in TCE revenues in the U.S. Flag segment as supply-demand fundamentals in the U.S. Flag market continued to strengthen, as well as an increase in average daily blended rates in the International Product Carriers segment.

Impairment charges aggregating $365,976 on 15 International Flag vessels were recorded in the fourth quarter of 2013, exceeding similar charges recorded on 15 International Flag vessel in 2012. In addition to the vessel impairment charges, impairment charges of $16,214 were also recorded in the fourth quarter of 2013 in relation to goodwill and intangible assets associated with the Company’s International Crude Tankers Lightering business. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” Note 3, “Summary of Significant Accounting Policies,” Note 6, “Vessels, Deferred Drydock and Other Property,” and Note 9, “Intangible Assets” to the Company’s consolidated financial statements for additional information relating to impairments.

48	Overseas Shipholding Group, Inc.

See Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers

	2014	2013	2012
TCE revenues	$228,295	$209,876	$256,843
Vessel expenses	(79,270)	(88,719)	(99,667)
Charter hire expenses	(27,283)	(62,877)	(144,527)
Depreciation and amortization	(56,210)	(76,086)	(83,558)
Income/(loss) from vessel operations(a)	$65,532	$(17,806)	$(70,909)
Average daily TCE rate	$19,836	$14,699	$15,076
Average number of owned vessels(b)	27.8	28.5	28.0
Average number of vessels chartered-in under operating leases	5.5	12.1	19.8
Number of revenue days(c)	11,509	14,278	17,036
Number of ship-operating days:(d)
Owned vessels	10,134	10,388	10,240
Vessels bareboat chartered-in under operating leases	217	429	1,456
Vessels time chartered-in under operating leases	1,555	3,401	4,798
Vessels spot chartered-in under operating leases	246	604	980

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs, gain/(loss) on disposal of vessels and impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

49	Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2014, 2013 and 2012 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the Commercial Pools or commercial joint ventures in which the segment’s vessels participate.

	2014		2013		2012
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
VLCCs: *
Average rate	$25,803	$16,748	$18,519	$17,630	$18,880	$-
Revenue days	3,484	10	3,494	146	4,421	-
Suezmaxes:
Average rate	$15,603	$-	$10,852	$18,410	$17,459	$20,107
Revenue days	38	-	821	14	2,057	216
Aframaxes:
Average rate	$19,897	$-	$14,413	$15,394	$13,937	$14,928
Revenue days	4,768	-	6,516	13	6,536	309
Panamaxes:
Average rate	$22,414	$12,064	$17,638	$11,172	$15,117	$12,585
Revenue days	1,443	1,765	1,787	1,398	1,734	1,397

* Effective as of the end of the second quarter of 2012, the Tankers International Pool commenced reporting the earnings of its VLCC fleet in two groups: VLCCs under 15 years and VLCCs aged 15 years and older. The average rates reported in the above tables for VLCCs commencing with the second quarter of 2012 represent VLCCs less than 15 years of age.  Average rates for periods prior to the second quarter of 2012 have not been adjusted. The average spot TCE rates earned by Company's VLCCs on an overall basis during 2014, 2013 and 2012 were $24,358, $17,983 and $18,344, respectively.

During 2014, TCE revenues for the International Crude Tankers segment increased by $18,419, or 9%, to $228,295 from $209,876 in 2013. This increase in TCE revenues resulted from higher average rates across all fleets in the segment, with the increased rates in the Aframax and VLCC sectors being the primary drivers. Partially offsetting the strengthened rates was a 2,769 day decrease in revenue days. The decrease in revenue days reflects a reduction in the International Crude Tankers Lightering fleet associated with the Company’s exit from the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014 and included the sale of two 1994-built Aframaxes, one in March 2014 and the second in September 2014. Also contributing to the decrease in revenue days were fewer chartered-in days in the Aframax and Suezmax fleets of 1,121 and 797, respectively, as well as the Company’s sale of a 1996-built VLCC, a 1997-built VLCC and a 2004-built Panamax in the fourth quarter of 2014.

Vessel expenses decreased by $9,449 to $79,270 from $88,719 in 2013. The decrease in vessel expense is due to a 466 day decrease in owned and bareboat chartered-in vessels, along with a decrease in average daily vessel expenses of $550. The reduction in days reflects the vessel sales described above. The decreased average daily vessel expenses were driven by lower crew and insurance costs, and the timing of the delivery of spares, partially offset by the technical management fees paid to V.Ships. Charter hire expenses decreased by $35,594 to $27,283 in 2014 from $62,877 in 2013, primarily resulting from a decrease of 2,416 chartered-in days in the current year. Such decrease was driven by the return of the Suezmaxes and Aframaxes discussed above, along with the reduction in the International Flag Lightering chartered-in fleet. Depreciation expense decreased by $19,876 to $56,210 from $76,086 in 2013, reflecting the impact of reductions in vessel bases that resulted from impairment charges on thirteen vessels in the segment recorded in the fourth quarter of 2013.

Excluding depreciation and amortization expenses, operating results for the International Crude Tankers Lightering business for 2014 were approximately $4,121 lower than 2013. Weaker results reflect, in part, reductions in the size of the Lightering business’ owned and chartered-in fleet due to the exit from providing full service Lightering in September 2014 and lower numbers of service-only lighterings following the announcement of the intent to exit the full service business. The decreases were partially offset by lower charter hire expenses due to the return of several workboats to their owners after the first quarter of 2013.

50	Overseas Shipholding Group, Inc.

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

Excluding depreciation and amortization expenses, operating results for the International Crude Tankers Lightering business for 2013 were approximately $7,500 better than the comparable 2012 period. Improved results reflected, in part, the return of several workboats to their owners during 2013, reductions in the size of the core fleet and increases in the higher margin service only business.

International Product Carriers
	2014	2013	2012
TCE revenues	$118,669	$149,349	$172,356
Vessel expenses	(54,711)	(46,693)	(62,623)
Charter hire expenses	(33,679)	(49,920)	(125,534)
Depreciation and amortization	(26,850)	(30,226)	(43,577)
Income/(loss) from vessel operations	$3,429	$22,510	$(59,378)
Average daily TCE rate	$12,544	$14,336	$11,610
Average number of owned vessels	18.4	18.0	18.0
Average number of vessels chartered-in under operating leases	8.3	10.9	22.9
Number of revenue days	9,460	10,418	14,846
Number of ship-operating days:
Owned vessels	6,730	6,570	6,593
Vessels bareboat chartered-in under operating leases	1,095	1,100	2,926
Vessels time chartered-in under operating leases	1,934	2,868	5,455

51	Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2014, 2013 and 2012 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2014		2013		2012
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$16,094	$-	$-	$-	$-	$-
Revenue days	146	-	-	-	-	-
Panamax Product Carriers:
Average rate	$27,050	$13,829	$17,089	$12,568	$13,278	$12,772
Revenue days	374	1,063	823	729	1,565	631
Handysize Product Carriers:
Average rate	$12,036	$10,630	$14,428	$12,930	$11,104	$14,619
Revenue days	7,101	776	7,927	939	11,568	1,082

During 2014, TCE revenues for the International Product Carriers segment decreased by $30,680, or 21%, to $118,669 from $149,349 in 2013. This decrease resulted from a combination of a decrease in average daily blended rates earned by the Handysize Product Carriers and a 958 day decrease in revenue days. The reduction in revenue days was primarily driven by the Company’s redelivery of 14 vessels (two chartered-in Panamax Product Carriers and 12 chartered-in Handysize Product Carriers) during the first four months of 2013 in conjunction with its Chapter 11 restructuring process and a 165 day increase in drydock and repair days in 2014 compared with 2013. The delivery of a newbuild LR2 in July 2014 and increased daily rates in the Panamax Product Carrier fleet somewhat mitigated the decrease in TCE revenues for the Handysize Product Carriers.

Vessel expenses increased by $8,018 to $54,711 in 2014 from $46,693 in 2013. This change principally reflects an increase of average daily vessel expenses by $1,108 per day, primarily as a result of V.Ships technical management fees, higher damage repair costs and the timing of the delivery of lubricating oils. The newbuild LR2 delivery discussed above also contributed to the increase. Charter hire expenses decreased by $16,241 to $33,679 from $49,920 in 2013 primarily due to the leases that were rejected and renegotiated during the Company’s 2013 restructuring process as referred to above. Depreciation and amortization decreased by $3,376 to $26,850 in 2014 from $30,226 in 2013, as a result of the reductions in vessel bases that resulted from the impairment charges on two vessels recorded in the fourth quarter of 2013, partially offset by the LR2 newbuild delivery.

During 2013, TCE revenues for the International Product Carriers segment decreased by $23,007, or 13%, to $149,349 from $172,356 in 2012. This decrease in TCE revenues resulted primarily from a 4,428 day reduction in revenue days driven by the Company’s redelivery of two chartered-in Panamax Product Carriers and thirteen Handysize Product Carriers to their owners between late-December 2012 and mid-April 2013. One of these Handysize Product Carriers was delivered back to OSG in May 2013 at a reduced rate. These redeliveries followed the Company’s rejection of the associated charters during the Chapter 11 restructuring process. Partially offsetting this decrease were period-over-period increases in average daily blended rates earned by both the Handysize and Panamax Product Carrier fleets.

Vessel expenses decreased by $15,930 to $46,693 in 2013 from $62,623 in 2012. This change principally reflects a decrease of 1,849 bareboat chartered-in and owned days. Average daily vessel expenses also decreased by $354 per day, primarily due to the timing of delivery of lubricating oils, stores and spares. Charter hire expenses decreased by $75,614 to $49,920 in 2013 from $125,534 in 2012 due to the rejected leases referred to above. Reductions in charter hire expense also resulted from the Company’s rejection of leases on six additional Handysize Product Carriers and entry into new agreements at lower rates commencing in March 2013. Depreciation and amortization decreased by $13,351 to $30,226 in 2013 from $43,577 in 2012, as a result of the reductions in vessel bases that resulted from the impairment charges on ten vessels in the segment recorded in the fourth quarter of 2012.

52	Overseas Shipholding Group, Inc.

U.S. Flag

	2014	2013	2012
TCE revenues	$414,373	$400,878	$401,576
Vessel expenses	(135,079)	(129,704)	(120,922)
Charter hire expenses	(91,061)	(90,595)	(93,233)
Depreciation and amortization	(66,584)	(67,146)	(68,757)
Income from vessel operations	$121,649	$113,433	$118,664
Average daily TCE rate	$49,231	$46,783	$47,150
Average number of owned vessels	14.0	14.0	14.0
Average number of vessels chartered-in under operating leases	10.0	10.0	10.0
Number of revenue days	8,417	8,569	8,517
Number of ship-operating days:
Owned vessels	5,110	5,110	5,115
Vessels bareboat chartered-in under operating leases	3,650	3,650	3,660
Vessels time chartered-in under operating leases	8	-	-

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2014, 2013 and 2012 between spot and fixed earnings and the related revenue days.

	2014		2013		2012
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$58,478	$-	$56,098	$45,234	$52,628
Revenue days	-	4,205	-	4,311	34	4,264
Non-Jones Act Handysize Product Carriers:
Average rate	$27,487	$13,528	$28,815	$-	$27,083	$-
Revenue days	656	73	724	-	703	-
ATBs:
Average rate	$-	$35,372	$29,380	$33,251	$29,286	$25,778
Revenue days	-	2,750	311	2,485	1,730	743
Lightering:
Average rate	$70,316	$-	$63,016	$-	$44,536	$-
Revenue days	733	-	738	-	1,043	-

During 2014, TCE revenues for the U.S. segment increased by $13,495, or 3%, to $414,373 from $400,878 in 2013. The increase was attributable to the continued strong rate environment in the U.S. Flag market, which allowed the Company’s ATBs to operate entirely on time charters at robust rates during 2014. Incremental revenue was also earned in 2014 relating to coastwise voyages performed by the ATBs employed in the Delaware Bay Lightering business. Such increases more than offset a 160 day increase in drydock and repair days in the current year. The majority of the increase in drydock and repair days related to the period in which the Company converted a bareboat chartered-in Jones Act Handysize Product Carrier to a shuttle tanker.

U.S. Flag vessel expenses increased by $5,375 to $135,079 in 2014 from $129,704 in 2013, primarily due to an increase in average daily vessel expenses of $614 per day, which resulted principally from higher crew costs.

During 2013, TCE revenues for the U.S. Flag segment decreased by $698, or 0.2%, to $400,878 from $401,576 in 2012. This marginal decrease reflected the continued improvement of the fundamentals in the U.S. Flag market, including the replacement of time charters on the Handysize Product Carriers that have expired since 2012 with time charters at or above expiring rates. In addition, the Company’s ATBs, which operated in the spot market for approximately 70% of their revenue days in 2012 were all fixed on time charters at attractive rates during 2013 with a minimum average remaining term of approximately 1.9 years as of December 31, 2013. Such increases in TCE revenues were offset by the impact of the September 1, 2012 termination, settlement and replacement agreement with Sunoco discussed below. One of the rebuild ATBs employed in the Delaware Bay Lightering business was redeployed in the coastwise petroleum products trade effective February 1, 2013. This ATB commenced a four-year time charter in April 2013. The redeployment of one of the vessels employed in the Delaware Bay Lightering business contributed to the increase in that sector’s TCE rate in 2013 compared with 2012.

53	Overseas Shipholding Group, Inc.

U.S. Flag vessel expenses increased by $8,782 to $129,704 in 2013 from $120,922 in 2012, principally due to an increase in average daily vessel expenses of $1,027 per day, which resulted from higher crew and repair costs, as well as the timing of the delivery of stores and spares. The decrease in the subsidy received from the Company’s vessels in the U.S. Maritime Security Program (the “Program”), as discussed further below, also contributed to this increase in average daily expenses.

Effective September 1, 2012, the Company entered into a termination, settlement and replacement agreement with Sunoco, a core customer of the Company’s Delaware Bay Lightering business. The agreement, among other things, provided for (i) a 50% reduction of the required minimum barrel volumes under the long-term Lightering contract, (ii) Sunoco’s relinquishment of any right to approximately $27,100 previously paid to the Company and accounted for as deferred revenues, which otherwise would have been carried forward and applied toward the cost of Lightering barrels for Sunoco in excess of the minimum barrel volumes stated in the original Lightering contract, and (iii) the payment by Sunoco of $13,300 as additional compensation for the reduction in the minimum barrels under the replacement agreement. A total of $40,400 was recognized in shipping revenues during the quarter ended September 30, 2012 related to this termination, settlement and replacement agreement. The new agreement runs through April 2020 and has been assumed by Philadelphia Energy Solution (“PES”).

As further described in Item 1A, “Risk Factors,” PES has approached the Company about restructuring the contract to lower the volumes and had indicated it may have liquidity issues related to any termination or reduction payment. The Company currently believes that under current market conditions, if it were to suffer a reduction in that lightering business, it could replace the potential lost Lightering revenues for these vessels with revenues from other time charters.

Two reflagged U.S. Product Carriers participate in the Program, which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company received authorization from the Bankruptcy Court to assume agreements relating to the Program, which extend the Company’s participation in the Program through 2025. The Company is scheduled to receive $3,100 per year for each vessel from 2015 through 2018, $3,500 from 2019 through 2021, and $3,700 from 2022 through 2025. Our ships in the Program received approximately 85% of their normal monthly stipend in August 2013 and none in September 2013, an aggregate reduction of $595, because of the effect of sequestration on the U.S. federal budget. The receipt of the monthly subsidy resumed as scheduled commencing in October 2013.

General and Administrative Expenses

During 2014, general and administrative expenses decreased by $13,947 to $83,716 from $97,663 in 2013 principally because of the following:

•	a decrease in compensation and benefits for shore-based staff of approximately $15,742 principally attributable to (i) a reduction in the number of shore-based staff as a result of the Outsourcing RIF, (ii) the classification in the 2014 period of 2014 incentive bonus related accruals associated with staff included in the restructuring plan announced in January 2014 as part of severance costs in the accompanying consolidated financial statements and (iii) a decrease in retention bonuses under programs approved by the Bankruptcy Court in late-March 2013. These decreases were partially offset by reductions in management fees (expense reimbursements) paid by the Commercial Pools for which the Company was the commercial manager and the recognition of a higher level of stock compensation forfeitures in 2013 compared with 2014; and

•	a decrease in rent and facility related expenses and travel and entertainment totaling $3,350.

These decreases were partially offset by the following:

•	higher audit and legal fees of $3,403;

•	higher consulting fees of $1,949 principally attributed to restructuring advisory costs incurred in the period subsequent to the Company’s emergence from bankruptcy, partially offset by lower non-bankruptcy-related tax compliance fees and lower nonrecurring costs incurred during 2014; and

54	Overseas Shipholding Group, Inc.

•	an increase in liability insurance of $1,457, principally related to the acceleration of Directors and Officers liability insurance costs in the third quarter of 2014, since the then existing coverage ended upon the Company’s emergence from bankruptcy, and a one-time premium paid in the third quarter of 2014 for runoff coverage, partially offset by the recognition in the 2013 period of the portion of the premium for increased coverage covering the period from the Petition date through March 2013 when such increased coverage was approved by the Bankruptcy Court.

During 2013, general and administrative expenses increased by $8,818 to $97,663 from $88,845 in 2012 principally because of the following:

•	an increase in compensation and benefits for shore-based staff of approximately $12,198 principally attributable to reductions in management fees (expense reimbursements) paid by the Commercial Pools for which the Company was the commercial manager and an increase in incentive compensation and retention bonuses under programs approved by the Bankruptcy Court in late-March 2013;

•	higher audit related fees of $1,470; and

•	higher directors fees, due to the restoration of fees that the Company’s directors had voluntarily reduced through December 31, 2012 and the inclusion of a mark-to-market loss resulting in a reduction in deferred director fees (as explained below) in 2012, and directors and officers liability insurance costs, due to increased levels of coverage in 2013, aggregating $2,926.

These increases were partially offset by lower travel and entertainment costs, rent related expenses and legal and consulting expenses not included in reorganization items in the accompanying financial statements aggregating $8,469.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2014, equity in income of affiliated companies remained relatively flat, increasing by only $461 to $41,355 from $40,894 in 2013. During 2013, equity in income of affiliated companies increased by $7,408 to $40,894 from $33,486 in 2012. This increase was principally attributable to an increase in charter hire revenue earned on the FSO Africa due to the commencement of a new service contract with Maersk Oil Qatar (“MOQ”). On October 1, 2012, the FSO Africa commenced a new five year FSO services contract with MOQ replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provided for an increase in the daily hire rate to the same daily hire rate schedule as for the existing MOQ service contract for the FSO Asia. Also contributing to the year-over-year increase were changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s debt. The Company’s share of such mark-to-market gains or losses recognized in equity in income from affiliated companies for the years ended December 31, 2013 and 2012, were gains of $280 and losses of $2,216, respectively. This increase of $2,496 was partially offset by the inclusion in 2012 of the Company’s share of a retroactive increase in the operating expense component of charter hire rates on the LNG vessels.

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

	2014		2013		2012
	Revenue	% of	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	708	49.9%	727	49.9%	715	49.9%
FSOs operating on long-term charter	365	50.0%	365	50.0%	366	50.0%
Total	1,073		1,092		1,081

55	Overseas Shipholding Group, Inc.

INTEREST EXPENSE

The components of interest expense are as follows:

For the year ended December 31,	2014	2013	2012
Interest before impact of interest rate swaps, caps and capitalized interest	$232,491	$350	$86,018
Impact of interest rate swaps and caps	-	-	8,464
Capitalized interest	-	-	(1,061)
Interest expense	$232,491	$350	$93,421

In accordance with applicable accounting guidance for financial reporting in reorganization, upon the commencement of the Chapter 11 Cases, the Company reclassified the outstanding principal balances, related accrued interest and unamortized debt discount relating to the Company’s Unsecured Revolving Credit Facility, Unsecured Senior Notes due in 2013, 2018 and 2024, Unsecured Forward Start Revolving Credit Agreement and Secured Loan Facilities maturing in 2020 and 2023 as Liabilities Subject to Compromise in the accompanying consolidated balance sheet as of December 31, 2013 and ceased accruing interest.

Interest expense was $232,491 in 2014 compared with $350 in 2013, primarily as a result of the Company’s Equity Plan, which provided for the payment of contractual post-petition interest from the Petition Date through the effective date of the Equity Plan for claims entitled to post-petition interest. Interest expense in 2014 reflects interest expense of $92,220 and $32,367 associated with the Company’s reinstated Unsecured Senior Notes and the Exit Financing Facilities, respectively. The balance of interest expense recognized during the current year represents contractual post-petition interest on allowed claims associated with our pre-reorganized OSG loan agreements (excluding reinstated Unsecured Senior Notes) and certain rejected executory contracts. Therefore interest expense for the year ended December 31, 2014 is not indicative of the expense that will be recognized in future years.

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

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 43.0%, 2.3% and 0.3%, respectively. The Company’s effective tax rates are affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, permanent differences (and their relative amount versus income) and discrete items that may occur in one year but are not consistent from year to year.

For the year ended December 31, 2014, our effective tax rate increased by approximately 40% compared with the prior year, primarily as a result of the mix of domestic versus foreign income as well as a result of the impact of an increase in nondeductible reorganization costs and payments made by OSG in its capacity as guarantor for which a tax benefit is not being recognized, and an increase in interest expense related to the IRS exam settlement, offset in part by a reversal of the deferred tax liability on the investment in OIN (described in the paragraphs below) and release of uncertain tax positions upon settlement of the IRS examination.

On February 11, 2013, the IRS filed its original claim with the U.S. Bankruptcy Court seeking taxes and interest. In 2014, as part of the confirmation of the Equity Plan, the 2004 through 2012 tax years were settled and a payment (including post-petition interest) of $270,465 was made to the IRS.

During the year ended December 31, 2014, the Company repaid the Unsecured Revolving Credit Facility, for which OIN was liable on a joint and several basis. As a result, because OIN was no longer liable on a joint and several basis for the year ended December 31, 2014, the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess Unsecured Revolving Credit Facility over the cumulative potential deemed dividends arising from the drawdowns by OSG under such facility, and recorded an income tax benefit of $55,602. As of December 31, 2014, the Company’s tax basis in its investment in OIN exceeds the book basis of such investment and the Company has therefore not recorded any deferred tax asset for the unremitted earnings of its foreign subsidiaries.

56	Overseas Shipholding Group, Inc.

The Company currently plans to treat certain payments made in the amount of $477,835 by OSG in connection with the Company’s emergence from bankruptcy in August 2014 as having been made in its capacity as guarantor of the obligation of subsidiaries of OIN, a wholly owned subsidiary of the Company incorporated in the Marshall Islands, arising under certain loan agreements and deductible for U.S. income tax purposes. In connection with these payments, the Company has established an unrecognized tax benefit equal to the full amount of the benefits. The Company has submitted an application with the IRS for a pre-filing agreement regarding the deductibility of the payments. The Company expects to receive a decision within the next 12 months and, as such, the amount of unrecognized tax benefits associated with the position may change significantly. If the IRS accepts the Company’s position, we would record deferred tax assets related to the tax effect of an increase in net operating loss carryforwards of up to $438,363 and a decrease in its tax basis in foreign subsidiaries of up to $477,835, both depending on the final determination by the IRS of the allowed amount of payments as guarantor.

During 2014, expenses recognized as (i) payments as guarantor, (ii) interest expense, including post-petition interest covering the period from November 14, 2012 through August 5, 2014, and (iii) other bankruptcy related items contributed significantly to the loss from domestic operations in the amount of $722,646 reflected in the components of loss table included in Note 13, “Taxes.” These expenses offset the positive operating results of the U.S Flag fleet.

For the year ended December 31, 2013, our effective tax rate increased by approximately 2% compared with 2012 primarily as a result of an increase in nondeductible reorganization costs and deemed repatriations by foreign subsidiaries, partially offset by a reduction in interest on uncertain tax positions.

EBITDA

The Company uses certain non-GAAP financial measures including EBITDA that differ from financial measures calculated in accordance with accounting principles generally accepted in the United States. EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA should be considered in addition to, and not as a substitute for, or superior to, net income/(loss) attributable to the Company or cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. The Company believes that its disclosure of these non-GAAP financial measures provides investors greater transparency to the information used by management for its financial and operational decision-making and enables investors to better understand its period-over-period operating performance. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net loss, as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA:

For the year ended December 31,	2014	2013	2012

Net loss	$(152,273)	$(638,230)	$(480,114)
Income tax benefit	(114,808)	(14,745)	(1,481)
Interest expense	232,491	350	93,421
Depreciation and amortization	151,758	176,276	201,284
EBITDA	$117,168	$(476,349)	$(186,890)

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

57	Overseas Shipholding Group, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital at December 31, 2014 was approximately $598,000. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at December 31, 2014 reflects the Company’s emergence from bankruptcy with sufficient cash to settle allowed claims and fund ongoing working capital cash needs.

As of December 31, 2014, we had approximately $512,404 of cash and cash equivalents on hand (of which $123,178 is restricted). Management has designated cash reserves of $53,085 as of December 31, 2014 to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Additionally, restricted cash as of December 31, 2014 includes approximately $70,000 of legally restricted cash relating to the OIN Term Loan. The OIN Term Loan stipulates that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the OIN Term Loan. It is management’s intent to pursue opportunistic acquisitions of vessel assets during 2015 as part of the overall business strategy of modernizing the Company’s larger International Flag Crude Tanker fleet.

Approximately 48% of cash on hand, including restricted cash, at December 31, 2014 is held by the Company’s foreign subsidiaries.

Our current sources of funds are operating cash flows, proceeds from issuances of equity securities, borrowings under our Exit Financing Facilities, additional borrowings as permitted under the Exit Financing Facilities and the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete similar transactions consistent with achieving the objectives of our business plan. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, and repay our outstanding loan facilities. The OBS Term Loan and OIN Term Loan Exit Financing Facilities require, commencing with the year ended December 31, 2015, that Excess Cash Flow (as that term is defined in the respective term loan agreements) be used to make mandatory prepayments of outstanding loans. To the extent permitted under the terms of the OBS Term Loan and OIN Term Loan Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to establish and grow our fleet. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any dividends since the third quarter of 2011. Our ability to pay cash dividends is restricted under both the OBS Term Loan and OIN Term Loan Exit Financing Facilities. We do not currently intend to resume the payment of cash dividends on our common stock in the foreseeable future. Furthermore, our ability to pay cash dividends is also restricted by the amount of consolidated retained earnings which represents undistributed earnings of 50% or less owned investments accounted for by the equity method of approximately $74,100 of December 31, 2014. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

Impact of Exit Financing Facilities and Equity Issuance on Liquidity

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below. Upon our emergence from Bankruptcy, we closed on the Exit Financing Facilities and drew down the full amount available under the secured term loans of $1,231,375 and received proceeds net of issuance and deferred financing costs of $1,176,664. We combined such funds with $1,510,000 of proceeds of equity issuances under the Rights Offering and Equity Commitment Agreement (net of a 5% underwriting commission paid in shares of Class A Common Stock and warrants) and cash and cash equivalents on hand to make payments relating to the Chapter 11 Cases.

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for mandatory pre-payments. Beginning with the annual period commencing January 1, 2015, the OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow, as discussed above.

58	Overseas Shipholding Group, Inc.

The OBS Term Loan and the OIN Term Loan mature on August 5, 2019 and the OBS ABL Facility and the OIN Revolver Facility mature on February 5, 2019. The maturity dates for the Exit Facilities are subject to acceleration upon the occurrence of certain events, including a change in control event or other events of default as defined in the respective loan agreements.

The OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of the each fiscal quarter; none of the other Exit Financing Facilities have financial covenants. The Company was in compliance with this covenant at December 31, 2014. Each Exit Financing Facility contains certain restrictions relating to new borrowings and, the movement of funds between the borrowers thereunder and OSG, as set forth in the respective loan agreements. Furthermore, drawdowns under the OBS ABL Facility borrowings are limited based upon the available borrowing base, as defined in the loan agreement.

We have remaining unused credit availability under the OBS ABL Facility of $75,000 and under the OIN Revolver Facility of $50,000. The OBS Term Loan provides that OBS may request an increase of the term loan commitment by an amount which may not exceed the greater of (i) $75,000 and (ii) an additional amount, if, after giving effect to the increase of such additional amount on a Pro Forma Basis, OBS is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that, among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OBS shall be in compliance with a loan to value requirement. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder.

The OBS ABL Facility provides that OBS may request an increase of the revolving term loan commitments by up to $25,000, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately before and after giving effect to such increase, Suppressed Availability may not be less than $10,000. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder.

The OIN Term Loan and OIN Revolver Facility (collectively, the “OIN Facilities”) provides that the borrowers thereunder may request an increase of the term loan and revolving loan commitments by an amount which may not exceed, collectively, the greater of (i) $75,000 and an additional amount, if, after giving effect to the increase of such additional amount, on a Pro Forma Basis, OIN is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OIN shall be in compliance with a loan to value requirement. However, no Lender is obligated to increase the amount of their loan commitment thereunder, and the borrowers thereunder may not obtain more than a $25,000 increase in the revolving loan commitments.

Reinstated Debt

As discussed above, pursuant to the Equity Plan, the allowed claims under the Company’s pre-petition debt facilities – the Unsecured Revolving Credit Facility, the Unsecured Senior Notes and Secured Loan Facilities – were paid in full upon the Company’s emergence from bankruptcy. The Company has the following separate series of reinstated unsecured notes outstanding as of December 31, 2014:

8.125% Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consist of $300,000 in face value, which are due on March 30, 2018. As of the Effective Date, the 8.125% Notes were reinstated. The 8.125% Notes (i) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (ii) may not be redeemed prior to their respective maturity dates; (iii) are subject to repurchase upon certain changes of ownership or control (as further described below); (iv) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur (as such term (and all capitalized terms hereafter in this paragraph) are defined within the applicable indenture, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (v) restrict the Company’s ability to merge or consolidate with another person. Upon a “Change of Control Triggering Event,” which requires both a ‘‘Change of Control’’ and a ‘‘Rating Decline,” as such terms are defined within the 8.125% Notes indenture, we would be obligated to make an offer to purchase all outstanding 8.125% Notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of purchase. Additionally, upon certain Events of Default, the Trustee or the Holders of not less than 25% in aggregate principal amount of the outstanding 8.125% Notes may declare the entire unpaid principal of and accrued interest on the 8.125% Notes to be due and payable immediately.

59	Overseas Shipholding Group, Inc.

 7.5% Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consisted of $146,000 in face value, which were due on February 15, 2024. The Equity Plan provided for either a reinstatement of the 7.5% Notes and a cash payment equal to unpaid and overdue interest or an alternative distribution of new notes and cash payments as discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” to the accompanying consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

The Election 1 Notes have substantially the same terms as the 2024 Notes, other than the maturity date. The Election 2 Notes have substantially the same terms as the 2024 Notes, other than the (i) the maturity date and (ii) definitions and provisions related to a holder’s right to require the Company to repurchase such holder’s Election 2 Notes upon the occurrence of certain changes in the ownership or control of OSG. Under the Third Supplemental indenture, such right is triggered only upon the occurrence of both, a Change of Control and a Rating Decline (each as defined in the Third Supplemental Indenture). Both the Election 1 Notes and the Election 2 Notes (i) will accrue interest at the rate of 7.50% per annum from August 5, 2014, payable on February 15 and August 15 of each year, beginning on February 15, 2015, to holders of record on the immediately preceding February 1 and August 1; (ii) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (iii) may not be redeemed prior to their respective maturity dates; (iv) are subject to repurchase upon certain changes of ownership or control (the provisions of which, as noted above, are different between the two series of notes); (v) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur, as such term (and all capitalized terms hereafter in this paragraph) are defined within the applicable indenture, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (vi) restrict the Company’s ability to merge or consolidate with another person.

The Company’s credit was not rated by Moody’s Investors Service or Standard & Poor’s Rating Services during the bankruptcy period. However, ratings were assigned to the Company’s post-emergence long-term debt between June 2014 and August 2014 when the Company emerged from bankruptcy. In August 2014, Moody’s Investors Service assigned Caa1 ratings to the Company’s reinstated Unsecured Senior Notes and affirmed the Company’s long-term corporate credit rating of B2 and a credit rating of B1 on the OBS Term Loan and Ba2 on the OIN Term Loan. Moody’s also indicated a ratings outlook of stable. Also, in August 2014, Standard & Poor’s assigned a B long-term corporate credit rating with a ratings outlook of stable. With respect to the Company’s outstanding debt, Standard & Poor’s assigned a B/4 rating to the Company’s reinstated Unsecured Senior Notes and a BB-/1 rating to the Company’s Exit Financing Facilities.  The ratings do not impact any of the existing covenants contained in the Company’s debt agreements, which do not contain ratings triggers, nor do they increase the Company’s current cost of funds, but if a downgrade were to occur, it could increase the cost of future borrowings it seeks to negotiate.

For additional information relating to the Rights Offering, the Equity Commitment Agreement, the Exit Financing Facilities and our historical debt facilities discussed above, see Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” Note 10, “Debt,” and Note 14, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

Outlook

We believe the actions we have taken to improve our liquidity position including (i) deleveraging our balance sheet by using cash on hand and proceeds from drawdowns on our Exit Financing Facilities and issuance of equity under the Rights Offering and Equity Commitment Agreement to settle our allowed pre-petition debt and other claim liabilities, (ii) exiting the full service International Crude Tankers Lightering business, (iii) selling certain of our older vessels (specifically two International Flag Aframaxes, which had been employed in Lightering operations, two VLCCs and one Panamax, all of which operated in our International Crude Tankers segment), (iv) completing our newbuild program with the delivery of the Overseas Shenandoah in July 2014, and (v) reducing our overhead costs through the outsourcing of the technical and commercial management of our International Flag conventional fleet, have positioned us to generate sufficient cash to support our operations over the next twelve months as well as increasing our flexibility to actively pursue fleet renewal or growth opportunities that may arise within the diverse sectors in which we operate. Accordingly, we intend to reinvest the proceeds from the post emergence sales of certain International Flag vessels into vessel assets to modernize and/or grow our fleet.

60	Overseas Shipholding Group, Inc.

Cost Associated with Exit or Disposal Activities

As noted under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General,” on January 13, 2014, the Company announced the outsourcing of certain management services for vessels in our International Flag conventional fleet to V.Ships. Charges relating to the employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind-down and transitions costs (“Transition Costs”) are included separately in the consolidated statement of operations. Outsourcing RIF severance costs of $17,020 incurred for the year ended December 31, 2014 included $3,428 and $7,651 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. Management does not expect to incur any significant Outsourcing RIF costs in 2015. Transition Costs of $3,427 incurred for the year ended December 31, 2014 included $1,672 and $1,260 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. Management does not expect to incur significant additional costs relating to winding down activities of its foreign office locations in 2015.

Carrying Value of Vessels

Fifty-three of the Company’s owned vessels are pledged as collateral under the Exit Financing Facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their estimated market values are below their carrying values as of December 31, 2014. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its International Flag vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations of any kind. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies – Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values, after taking into consideration the impairment charges of $365,976 recorded as of December 31, 2013 and $278,345 recorded as of December 31, 2012.

The Company believes that the availability, quality and reliability of fair market valuations of U.S Flag vessels are limited given the fact that the U.S. Flag market is relatively small and illiquid with very limited second hand sales and purchases activity from which to benchmark vessel values. The valuations below were obtained from third party vessel valuation specialists approved under the Exit Financing Facilities.

61	Overseas Shipholding Group, Inc.

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2014
Vessel Type	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value

International Flag Crude Tankers
VLCCs (includes ULCC)	10.1	9	$494,604
Aframaxes	9.6	7	202,928
Panamaxes	12.3	8	121,518
Total International Flag Crude Tankers(1)	10.3	24	819,050

International Flag Product Carriers
LR2	0.4	1	72,490
Panamax	6.1	4	156,953
Handysize	9.8	14	258,049
Total International Flag Product Carriers(2)	7.7	19	487,492

Total U.S. Flag Vessels	7.4	14	$894,034

(1)	As of December 31, 2014, the International Flag Crude Tankers segment includes vessels with an aggregate carrying value of $399,529, which the Company believes exceeds their aggregate market value of approximately $343,167 by $56,362.

(2)	As of December 31, 2014, the International Flag Products Carriers segment includes vessels with an aggregate carrying value of $303,182, which the Company believes exceeds their aggregate market value of approximately $223,000 by $80,182. The International Flag Product Carriers segment includes four Handysize Product Carriers which were tested for impairment as of December 31, 2014, as further described below in “Critical Accounting Policies — Vessel Impairments.”

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of December 31, 2014, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $860,774, of which $ 715,378 was nonrecourse to the Company.

As of December 31, 2014, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt and interest rate swap obligations was $79,530 and the carrying amount of the liability related to this guarantee was $0. See Note 7, “Equity Method Investments,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

62	Overseas Shipholding Group, Inc.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2014 follows:

						Beyond
	2015	2016	2017	2018	2019	2019	Total
Long-term debt(1)
Unsecured senior notes - fixed rate	$35,325	$35,325	$35,325	$323,138	$10,950	$162,601	$602,664
OBS term loan - floating rate	37,895	37,660	37,253	36,932	598,756	-	748,496
OIN term loan - floating rate	42,652	42,384	41,919	41,553	626,224	-	794,732
Operating lease obligations(2)
Bareboat Charter-ins	97,817	99,038	98,219	93,200	111,819	39,278	539,371
Time Charter-ins	24,581	1,045	-	-	-	-	25,626
Office space	1,890	1,059	523	314	-	-	3,786
Total	$240,160	$216,511	$213,239	$495,137	$1,347,749	$201,879	$2,714,675

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $446,000 as of December 31, 2014 range from 7.5% to 8.125%. The interest obligations for floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 5.25% and 5.75%, respectively. Amounts shown for the OBS Term Loan and OIN Term Loan exclude any estimated repayments as a result of Excess Cash Flows.
(2)	As of December 31, 2014, the Company had charter-in commitments for 18 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2014, related to pension and other post-retirement benefit plans as follows:

	2015	2016	2017	2018	2019
Defined benefit pension plan contributions(1)	$-	$-	$312	$491	$940
Postretirement health care plan obligations(2)	189	194	207	214	209

(1)	Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.
(2)	Amounts are estimated based on the 2014 cost taking the assumed health care cost trend rate for 2015 to 2019 into consideration. See Note 17, “Pension and Other Postretirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8,” Financial Statements and Supplementary Data”. Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

RISK MANAGEMENT

Interest rate risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company manages its ratio of fixed-to-floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts or to receive payments if floating interest rates rise above a specified cap rate. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

63	Overseas Shipholding Group, Inc.

At December 31, 2014, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a forward start date of February 15, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a Cap Rate of 2.5% through February 5, 2017, at which time the Cap Rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a Cap Rate of 2.5% through the termination date of February 5, 2017.

The filing of the Chapter 11 Cases constituted an event of default under the interest rate swap agreements to which the Company was a party to as of the Petition Date. As such, the outstanding obligations under said agreements were reclassified to Liabilities Subject to Compromise on the consolidated balance sheets as of December 31, 2013 and 2012. Therefore, tabular disclosure with respect to derivative financial instruments and other financial instruments that are sensitive to changes in interest rates has been omitted for the 2013 and 2012 periods in Item 7A, “Quantitative and Qualitative Disclosures about Market Risks.”

Currency and exchange rate risk

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, such as vessel and general and administrative expenses, in currencies other than the U.S. Dollar, and the foreign exchange risk associated with these operating expenses is immaterial. If foreign exchange risk becomes material in the future, the Company may seek to reduce its exposure to fluctuations in foreign exchange rates through the use of short-term currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness would be assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss.

Fuel price volatility risk

Prior to the commencement of the Chapter 11 Cases, the Company managed its exposure to future increases in fuel prices in the normal course of its International Crude Tankers Lightering business, which included a number of fixed rate Contracts of Affreightment, by entering into standalone bunker swaps. In September 2012, the Company closed out its positions in the three open swap contracts by entering into swap contracts to sell equal volumes of bunkers to a counterparty. The Company’s exit from its full-service International Crude Tankers Lightering business in September 2014 coupled with the outsourcing of its International Flag conventional tanker fleet and the predominant deployment of the U.S. Flag fleet on time charter agreements currently limits the Company’s direct exposure to fluctuations in fuel prices as a component of voyage expenses.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

								Fair Value at
						Beyond		Dec. 31,
At December 31, 2014	2015	2016	2017	2018	2019	2019	Total	2014
Liabilities
Long-term debt*
Fixed rate	$-	$-	$-	$300.0	$-	$146.0	$446.0	$431.3
Average interest rate	-	-	-	8.125%	-	7.50%
Variable rate	$12.3	$12.3	$12.3	$12.3	$1,176.0	$-	$1,225.2	$1,208.8
Average spread over LIBOR	5.58%	5.58%	5.58%	5.58%	5.58%	0.00%

*	Including current portion

As of December 31, 2014, the Company had two secured term loans (OBS Term Loan and OIN Term Loan) and two revolving credit facilities (OBS ABL Facility and OIN Revolver Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. There were no amounts outstanding under either the OBS ABL Facility or the OIN Revolver Facility as of December 31, 2014.

64	Overseas Shipholding Group, Inc.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools is sufficiently significant so as to determine that OSG has effective control of the pool. Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participated. Such pool was not a legal entity but operated under a contractual agreement. Therefore, effective July 1, 2013 through June 30, 2014, when the Company’s participation in this pool ended, the Company’s allocated TCE revenues for such pool were reported on a gross basis as voyage charter revenues and voyage expenses in the consolidated statement of operations. The impact of this method of presenting earnings for this pool was an increase in both voyage charter revenues and voyage expenses of $40,454 and $70,817 for the years ended December 31, 2014 and 2013, respectively.

65	Overseas Shipholding Group, Inc.

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

The Company estimates the scrap value of all of its International Flag vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, which averaged over $400 per lightweight ton in the Indian subcontinent during 2014, the historic pattern of annual average scrap rates over the five years ended December 31, 2014, which ranged from $420 to $490 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Industry publications indicate a year-over-year decline in scrapping activity in the Asian markets and the likelihood of a further decline in the near term, particularly in the Indian subcontinent where markets are under severe pressure as a result of the excess supply of housing in China, which has resulted in weaker Chinese demand for scrap steel. Other market conditions that could influence the volume and pricing of scrapping activity in 2015 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys including first generation double hull vessels.

Although management believes that the assumptions used to determine the scrap rate for its International Flag vessels are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

The United States has not adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the Convention is not in effect in the United States, the U.S. Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation (“MarAd”) have, from time to time, required the owners of U.S. Flag vessels to make certifications regarding the presence of certain toxic substances onboard vessels that they are seeking to sell to parties who (a) are not citizens of the United States and (b) intend to recycle the vessels after they have been purchased (the "Recycling Purchasers"). In the event that more stringent requirements are imposed upon the owners of U.S. Flag vessels seeking to sell their vessels to the Recycling Purchasers, such requirements could (a) negatively impact the sales prices obtainable from the Recycling Purchasers or (b) require companies, including OSG, to incur additional costs in order to sell their U.S. Flag vessels to the Recycling Purchasers or to other foreign buyers intending to use such vessels for further trading. Management currently believes that $300 per lightweight ton is a reasonable estimate of recycling prices for OSG's U.S. Flag vessels.

Vessel Impairment

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. Management evaluates the carrying amounts of vessels held and used by the Company for impairment only when it determines that it will sell a vessel or when events or changes in circumstances occur that cause management to believe that future cash flows for any individual vessel will be less than its carrying value. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

66	Overseas Shipholding Group, Inc.

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management is choosing to use the published 12-year historical average rates in its current year assumptions as opposed to the 10-year historical average rates that had been used in 2013 and 2012 because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to stronger charter rate levels in the medium term. Management notes that this change from the use of 10-year historical average rates to 12-year historical average rates did not change the conclusion reached for the 2014 impairment evaluation discussed below. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Finally, utilization is based on historical levels achieved and estimates of a residual value are consistent with the pattern of scrap rates used in management’s evaluation of salvage value.

In estimating the fair value of vessels for the purposes of step 2 of the impairment tests, the Company utilizes a market approach by using third party appraisals.

The more significant factors that could impact management’s assumptions regarding time charter equivalent rates include (i) loss or reduction in business from significant customers, (ii) unanticipated changes in demand for transportation of crude oil and petroleum products, (iii) changes in production of or demand for oil and petroleum products, generally or in particular regions, (iv) greater than anticipated levels of tanker newbuilding orders or lower than anticipated levels of tanker scrappings, and (v) changes in rules and regulations applicable to the tanker industry, including legislation adopted by international organizations such as IMO and the EU or by individual countries. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values of International Flag vessels will remain at their current relatively low levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels, future assessments of vessel impairment would be adversely affected.

International Flag Fleet

2014 Impairment evaluation – Management gave consideration to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2014:

(i)	A significant year-over-year decline in third party valuation appraisals of four MRs securing the OIN term loan;

(ii)	the impact, if any, of management’s intent to dispose of or continue to trade certain vessels during 2015; and

(iii)	the impact, if any, of outsourcing technical and commercial management of the Company’s International Flag conventional tanker fleet.

Management determined that the latter two factors had no impact on the carrying value of the Company’s International Flag fleet as of December 31, 2014. However, the decline in the third party valuation appraisals on four modern MRs, which were built between 2009 and 2011, was deemed to be an impairment indicator requiring the need to test the recoverability of the carrying value of these vessels. Based on tests performed, it was determined that the vessels will generate undiscounted cash flows in excess of their December 31, 2014 carrying values over the remainder of their useful lives.

2013 Impairment evaluation – Management gave consideration to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2013:

67	Overseas Shipholding Group, Inc.

(i)	the Company’s intentions relative to two older, non-core Aframaxes employed in Lightering through 2013, specifically, management’s assessment of whether or not the Company would drydock and continue to trade such vessels, given the then current and expected rate environment;

(ii)	a significant year-over-year decline in third party valuation appraisals of three Aframaxes that were not pledged as collateral under certain secured facilities the Company was party to at the time and all nine older Panamaxes vessels in the Company’s International Flag fleet; and

(iii)	the inability to reach mutually agreeable terms on how the Company might refinance the term loan facilities the Company had with certain banks in order to retain the five VLCCs, three Aframaxes, five MRs and two LR1s securing these loans after emergence from bankruptcy protection.

Management determined that the existence of these factors at December 31, 2013 were strong indicators of the need to test the recoverability of the carrying value of these 29 vessels. Management also considered whether or not there were additional impairment triggers for the remaining vessels in its International Flag fleet and believed there were no impairment indicators for these vessels as of December 31, 2013.

Based on the tests performed, impairment charges totaling $365,976 were recorded on two VLCCs, two Aframaxes and two LR1s that were pledged as collateral under secured facilities, and nine Panamaxes, to write-down their carrying values to their estimated fair values at December 31, 2013. Such impairment charges included $211,491 applicable to vessels that were pledged as collateral under certain term loans the Company was party to at the time.

2012 Impairment evaluation – Management gave consideration to the following events and changes in circumstances in determining whether there were any indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2012:

(i)	the impact of the Company’s Chapter 11 Cases;

(ii)	the fact that average spot rates achieved in the Company’s International Flag segments continued to face downward pressure since the industry’s cyclical downturn that began in the fourth quarter of 2008 and the likelihood that the markets existing at the time could continue in the near term and put continued pressure on second hand tanker values, which had experienced significant declines in the preceding twenty-four months; and

(iii)	Management’s then assessment on whether to drydock and continue to trade certain older or non-core vessels, given the then current and expected weak rate environment.

Management determined that the existence of these factors at December 31, 2012 were strong indicators of the need to test the recoverability of the carrying value of all of the Company’s operating and newbuild International Crude and Products fleet.

Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that were pledged as collateral under the certain term loans the Company was party to at the time) to write-down their carrying values to their estimated fair values at December 31, 2012.

68	Overseas Shipholding Group, Inc.

U.S. Flag Fleet

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2014 and 2013, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the resolution during 2012 of uncertainties concerning two recently built ATBs employed in the Delaware Bay Lightering business, the overall turnaround in the Company’s U.S. Flag business over the past four years and the lack of similar downward rate pressure as that seen in the international markets. Specifically, during the three years ending December 31, 2014, spot and time charter rates increased due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. Shale Oil. In addition, since 2013, all of the Company’s U.S. Flag ATBs have been on time charter employment and all the U.S. Flag tankers continue to operate under long-term time charters, many of which have been extended at higher than the then existing daily charter rates, further evidencing the strong fundamentals in the market. Management considered the impact of the recent drop in oil prices on potential production developments in the U.S. but concluded that forecasts for increased domestic production during 2015, coupled with the mid to long-term time charter coverage currently locked in for the Company’s U.S. Flag fleet mitigate such risks. Accordingly, Management concluded that no negative events or changes in circumstances that warranted impairment testing of the U.S. Flag fleet existed at December 31, 2014 or 2013.

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

The Company tested the goodwill in its reporting units for impairment at least annually, or more frequently if impairment indicators arise, by comparing the estimated fair value of each operating segment with its net book value. OSG derives the fair value of each of its reporting units primarily based on discounted cash flow models. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows. The discounted cash flow models incorporated revenue assumptions based on actual existing contracts and historical utilization rates for vessels not under contract. The related costs and expenses were consistent with the Company’s historical levels to support revenue growth. The weighted average cost of capital reflected the risks associated with the underlying cash flows taking into consideration both the industry and general economic conditions at the time of testing.

There is no goodwill asset on the consolidated balance sheet at December 31, 2014. The goodwill remaining on the consolidated balance sheet at December 31, 2013 prior to the interim impairment assessment was related to the Lightering business in the International Crude Tankers reportable segment. The interim impairment assessment was triggered by the Company’s announcement on January 13, 2014 of its decision to exit its full service International Crude Lightering business. The Company reduced its estimates of future cash flows from this business to reflect the consideration noted above, as well as a projected decline in the number of ship-to-ship transfers based on an exit from full service lightering. The Company recorded a goodwill impairment charge of $9,589 in the quarter ended December 31, 2013 to write-down its carrying value to estimated fair value.

Similarly, the January 13, 2014 announcement referenced above also triggered the need for an impairment test of other long lived assets utilized in the Company’s full service International Crude Tankers Lightering business. The full service International Crude Tankers Lightering business assets were tested as a group because the cash flows relating to this business are largely independent of the cash flows of other groups of assets and liabilities. The assets of the full service International Crude Tankers Lightering business include the customer relationship intangible assets, an Aframax vessel (the Overseas Eliane) and transportation equipment used to service the customers in the full service Lightering business. As such, the carrying values and cash flows that were included in the impairment test are solely the assets and cash flows related to the full service Lightering business. Based on the estimated cash flows used to measure the fair value of the asset group, the Company recorded an impairment charge of $6,625 representing the full value of the customer relationships intangible assets related to the full service International Crude Tankers Lightering business in the fourth quarter ended December 31, 2013.

69	Overseas Shipholding Group, Inc.

As discussed in Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” at December 31, 2014, the Company’s remaining intangible assets represent long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. (U.S. Flag segment). Management determined there were no impairment indicators relating to the U.S. Flag segment at December 31, 2014, that would warrant the need for an impairment test of such intangible assets.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations across our global operations. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits of the position. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We recognize tax liabilities and reductions in deferred tax assets in accordance with ASC 740 and we adjust these liabilities and deferred tax assets when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Pension Benefits

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The Company has recorded pension benefit costs based on complex valuations developed by its actuarial consultants. These valuations are based on key estimates and assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management's best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the Maritrans Plan and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

70	Overseas Shipholding Group, Inc.

In determining the benefit obligations at the end of year measurement date, the Company used the equivalent single discount rate, rounded to the nearest 25 basis points, that matches the Citigroup Above Median Pension Discount Curve when applied to the future payouts under the Maritrans Plan at December 31, 2014 (3.75%) and 2013 (4.50%), respectively. Management believes these rates to be appropriate for ongoing plans with a long duration such as the Maritrans Plan. The Company also assumed a long term rate of return on the Maritrans Plan assets of 7% at December 31, 2014 and 2013, based on the asset mix as of such dates and management’s estimate of the long term rate of return that could be achieved over the remaining duration of the Maritrans Plan. Based on the current asset mix, management believes the probability of achieving a long term return of 7% over the remaining duration of the Maritrans Plan is more likely than not. Because the benefits under the Maritrans Plan were frozen in 2006, changes in discount rate and asset return assumptions do not have a material impact on the Company’s operating results.

In late 2014, the Society of Actuaries published a new set of mortality tables (RP-2014) and a related, new, two-dimensional mortality improvement scale (MP-2014). The new tables reflect longer life expectancy than projected by past tables, the impact of which is higher benefit obligations. The mortality table used in determining the 2014 net periodic benefit cost was the RP-2000 Static Table projected to 2019 by Scale AA. Separate male and female tables were used. The set of mortality tables used in determining the benefit obligations at December 31, 2014, is the RP-2014 Total Dataset tables, with separate rates for male non-annuitants and annuitants and for female non-annuitants and annuitants. Gender-distinct generational mortality improvements under Scale MP-2014 were included. Management believes the use of the total dataset tables is appropriate given the diversity of the participants of the Maritrans Plan, which include inter-waterway tug officers and office employees.

The duration of the benefit obligation at December 31, 2014, under the RP-2014 Total Dataset mortality table is 12.44 years. The duration of the benefit obligations of the Maritrans Plan at December 31, 2013, under the RP-2000 mortality table projected to 2019 was 11.32 years.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

Newly Issued Accounting Standards

See Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management” and “— Interest Rate Sensitivity.”

71	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

72	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$389,226	$601,927
Restricted cash	123,178	-
Voyage receivables, including unbilled of $85,094 and $113,336	101,513	147,964
Income tax recoverable	55,856	3,952
Other receivables	8,293	16,838
Inventories	7,987	16,884
Prepaid expenses and other current assets	16,303	24,284
Deferred income taxes	5,312	5,464
Total Current Assets	707,668	817,313
Vessels and other property, less accumulated depreciation	2,213,217	2,359,352
Deferred drydock expenditures, net	62,413	57,248
Total Vessels, Deferred Drydock and Other Property	2,275,630	2,416,600
Investments in and advances to affiliated companies	334,863	323,327
Intangible assets, less accumulated amortization	54,817	60,167
Other assets	63,513	27,087
Total Assets	$3,436,491	$3,644,494

LIABILITIES AND EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$96,066	$121,582
Income taxes payable, including reserve for uncertain tax positions of $234,623 (2013)	906	256,258
Current installments of long-term debt	12,314	-
Total Current Liabilities	109,286	377,840
Reserve for uncertain tax positions	34,520	26,585
Long-term debt	1,656,353	-
Deferred income taxes	283,277	369,954
Other liabilities	66,968	42,189
Liabilities subject to compromise	-	2,888,173
Total Liabilities	2,150,404	3,704,741

Commitments and contingencies

Equity/(Deficit):
Common stock - Class A ($0.01 par value; 1,000,000,000 shares authorized; 310,744,763 shares issued and outstanding)	3,108	-
Common stock - Class B ($0.01 par value; 7,926,805 shares authorized; 5,017,330 shares issued and outstanding)	50	-
Common stock ($1 par value; 120,000,000 shares authorized; 44,290,759 shares issued; 44,290,759 shares cancelled August 5, 2014)	-	44,291
Paid-in additional capital	1,507,334	413,753
(Accumulated deficit)/Retained earnings	(141,025)	386,250
	1,369,467	844,294
Cost of treasury stock (13,743,949 shares cancelled August 5, 2014, and 13,575,339 shares (2013))	-	(835,197)
	1,369,467	9,097
Accumulated other comprehensive loss	(83,380)	(69,344)
Total Equity/(Deficit)	1,286,087	(60,247)
Total Liabilities and Equity/(Deficit)	$3,436,491	$3,644,494

See notes to consolidated financial statements

73	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2014	2013	2012

Shipping Revenues:
Pool revenues, including $85,967 in 2014, $90,668 in 2013 and $78,523 in 2012 received from companies accounted for by the equity method	$180,813	$177,068	$241,314
Time and bareboat charter revenues	392,669	370,689	299,267
Voyage charter revenues	383,952	468,239	583,253
Sunoco termination fee	-	-	13,300
	957,434	1,015,996	1,137,134

Operating Expenses:
Voyage expenses	196,075	252,668	296,288
Vessel expenses	268,852	265,146	285,023
Charter hire expenses	152,016	206,873	370,405
Depreciation and amortization	151,758	176,276	201,284
General and administrative	83,716	97,663	88,845
Technical management transition costs	3,427	-	-
Severance and relocation costs	17,020	3,097	3,163
Goodwill and other intangibles impairment charge	-	16,214	-
(Gain)/loss on disposal of vessels, including impairments	(10,532)	365,257	271,359
Total Operating Expenses	862,332	1,383,194	1,516,367
Income/(Loss) from Vessel Operations	95,102	(367,198)	(379,233)
Equity in Income of Affiliated Companies	41,355	40,894	33,486
Operating Income/(Loss)	136,457	(326,304)	(345,747)
Other Income/(Expense)	426	849	(1,314)
Income/(Loss) before Interest Expense, Reorganization Items and Taxes	136,883	(325,455)	(347,061)
Interest Expense	(232,491)	(350)	(93,421)
Loss before Reorganization Items and Income Taxes	(95,608)	(325,805)	(440,482)
Reorganization Items, net	(171,473)	(327,170)	(41,113)
Loss before Income Taxes	(267,081)	(652,975)	(481,595)
Income Tax Benefit	114,808	14,745	1,481
Net Loss	$(152,273)	$(638,230)	$(480,114)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted - Class A	212,507,963	-	-
Basic and Diluted - Class B and Common Stock	21,372,197	30,482,818	30,339,258

Per Share Amounts:
Basic and Diluted net loss - Class A and Class B	$(0.65)	$-	$-
Basic and Diluted net loss - Common Stock	$-	$(20.94)	$(15.82)

See notes to consolidated financial statements

74	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2014	2013	2012

Net Loss	$(152,273)	$(638,230)	$(480,114)
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	(49)	15
Net change in unrealized losses on cash flow hedges	(2,284)	39,674	5,617
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	4	5	6
Net change in unrecognized prior service costs	(77)	(237)	1,731
Net change in unrecognized actuarial losses	(11,679)	5,044	(1,843)
Other Comprehensive Income/(Loss)	(14,036)	44,437	5,526
Comprehensive Loss	$(166,309)	$(593,793)	$(474,588)

See notes to consolidated financial statements

75	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2014	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(152,273)	$(638,230)	$(480,114)
Items included in net loss not affecting cash flows:
Depreciation and amortization	151,758	176,276	201,284
Loss on write-down of vessels and other fixed assets	-	366,439	279,382
Goodwill and other intangibles write-down	-	16,214	-
Amortization of deferred gain on sale and leasebacks	-	42	(5,905)
Amortization of debt discount and other deferred financing costs	3,973	-	3,198
Deferred financing costs write-off	-	-	12,540
Compensation relating to restricted stock/stock unit and stock option grants	1,009	(131)	7,910
Dedesignation of interest rate swap agreements	-	-	1,866
Deferred income tax benefit	(82,432)	(7,398)	(29,751)
Unrealized gains on forward freight agreements and bunker swaps	-	-	(156)
Undistributed earnings of affiliated companies	(32,534)	(35,826)	(22,771)
Deferred payment obligations on charters-in	3,232	5,446	5,600
Reorganization items, non-cash	23,715	261,221	34,676
(Gain)/loss on sublease contracts	-	(896)	895
Other – net	2,139	2,243	7,133
Items included in net loss related to investing and financing activities:
Loss on sale or write-down of securities and investments - net	-	198	3,166
Gain on disposal of vessels, net	(10,532)	(1,182)	(8,023)
Payments for drydocking	(37,817)	(22,024)	(45,990)
Bankruptcy and IRS claim payments	(584,369)	-	-
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	46,451	33,453	(30,324)
Security deposits with vendors and lenders	10,369	-	(10,344)
Decrease in deferred revenue (Sunoco deferred revenue - 2012)	(2,989)	-	(27,104)
Net change in prepaid items and accounts payable, accrued expenses and other current and long-term liabilities	(66,849)	(13,949)	69,933
Net cash (used in)/provided by operating activities	(727,149)	141,896	(32,899)
Cash Flows from Investing Activities:
Increase in restricted cash	(123,178)	-	-
Proceeds from sale of marketable securities and investments	-	459	13,000
Expenditures for vessels	(32,412)	(36,377)	(52,604)
Proceeds from disposal of vessels	78,426	485	12,886
Expenditures for other property	(489)	(2,181)	(2,862)
Distributions from affiliated companies, net	29,722	2,097	6,608
Other – net	593	979	563
Net cash used in investing activities	(47,338)	(34,538)	(22,409)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	1,510,000	-	-
Purchases of treasury stock	(162)	(42)	(307)
Issuance of debt, net of issuance and deferred financing costs	1,176,664	-	572,000
Payments on debt, including adequate protection payments	(2,124,716)	(12,731)	(63,990)
Issuance of common stock upon exercise of stock options	-	-	70
Net cash provided by/(used in) financing activities	561,786	(12,773)	507,773
Net (decrease)/increase in cash and cash equivalents	(212,701)	94,585	452,465
Cash and cash equivalents at beginning of year	601,927	507,342	54,877
Cash and cash equivalents at end of year	$389,226	$601,927	$507,342

See notes to consolidated financial statements

76	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

		Paid-in	Retained Earnings			Accumulated Other
	Common	Additional	/ (Accumulated	Treasury Stock		Comprehensive
	Stock	Capital	Deficit)	Shares	Amount	Loss	Total

Balance at December 31, 2011	$44,291	$413,016	$1,504,594	13,826,882	$(840,302)	$(119,307)	$1,002,292
Net Loss			(480,114)				(480,114)
Other Comprehensive Income, net of taxes						5,526	5,526
Issuance of Restricted Stock Awards		(5,084)		(458,029)	5,316		232
Compensation Related to Options Granted, net of true-up for actual forfeitures		1,795					1,795
Amortization of Restricted Stock Awards, net of true-up for actual forfeitures		6,115					6,115
Options Exercised and Employee Stock Purchase Plan		(68)		(11,041)	138		70
Tax Impact of Vesting of Stock Awards		(1,363)					(1,363)
Purchases of Treasury Stock				38,508	(307)		(307)
Balance at December 31, 2012	44,291	414,411	1,024,480	13,396,320	(835,155)	(113,781)	534,246
Net Loss			(638,230)				(638,230)
Other Comprehensive Income, net of taxes						44,437	44,437
Forfeitures of Restricted Stock Awards				138,649			-
Compensation Related to Options Granted, net of true-up for actual forfeitures		(192)					(192)
Amortization of Restricted Stock Awards, net of true-up for actual forfeitures		61					61
Tax Impact of Vesting of Stock Awards		(527)					(527)
Purchases of Treasury Stock				40,370	(42)		(42)
Balance at December 31, 2013	44,291	413,753	386,250	13,575,339	(835,197)	(69,344)	(60,247)
Net Loss			(152,273)				(152,273)
Other Comprehensive Loss, net of taxes						(14,036)	(14,036)
Forfeitures of Restricted Stock Awards		3,110	-	138,330	(3,110)		-
Cancellation of Common Stock	(44,291)	(419,176)	(375,002)	(13,743,949)	838,469		-
Issuance of Common Stock	3,148	1,506,852					1,510,000
Class B warrants converted to Class B Common Stock	7	(7)					-
Issuance of Restricted Stock Awards	3	(3)					-
Compensation Related to Options Granted, net of true-up for actual forfeitures		278					278
Amortization of Restricted Stock Awards, net of true-up for actual forfeitures		2,035					2,035
Compensation Related to Class A Options Granted		60					60
Amortization of Class A Restricted Stock and Restricted Stock Unit Awards		432					432
Purchases of Treasury Stock				30,280	(162)		(162)
Balance at December 31, 2014	$3,158	$1,507,334	$(141,025)	-	$-	$(83,380)	$1,286,087

See notes to consolidated financial statements

77	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries (the “Company” or “OSG”, or “we” or “us” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method. Dollar amounts, except per share amounts, are in thousands.

The Company owns and operates a fleet of oceangoing vessels engaged in the transportation of liquid cargoes in the international market and the U.S. Flag trades through its wholly owned subsidiaries OSG International, Inc. (“OIN”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York Corporation, respectively.

NOTE 2 — CHAPTER 11 FILING AND EMERGENCE FROM BANKRUPTCY

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title II of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under OSG’s $1,500,000 credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of OSG, which the Debtors determined to be more favorable to the Debtors’ creditors and equity interest holders than the Lender Plan (the “Equity Proposal”). Accordingly, the Debtors filed with the Bankruptcy Court a plan of reorganization that effectuates the terms of the Equity Proposal (as subsequently amended, the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy.

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

Amended and Restated Certificate of Incorporation

On the Effective Date, the Company amended and restated its certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) to among other things, authorize the Company to issue 1,067,926,805 shares of stock consisting of the following classes: (a) 1,000,000,000 shares of Class A Common Stock, par value $0.01 per share, (b) 7,926,805 shares of Class B Common Stock, par value $0.01 per share and (c) 60,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in one or more series as the Board of Directors may determine from time to time.

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

78	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

For additional information regarding the Company’s capital structure see Note 14, “Capital Stock and Stock Compensation,” to these consolidated financial statements.

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

79	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Election 1 and Election 2 Notes and Entry into Second and Third Supplemental Indentures

Pursuant to the Equity Plan, on the Effective Date, the Company issued two series of 7.50% Notes due 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes” and, together with the Election 1 Notes, the “Election Notes”) to holders of the Company’s 7.50% Senior Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The Election Notes will mature on February 15, 2021. The Election 1 Notes were issued pursuant to a Second Supplemental Indenture dated August 5, 2014 (the “Second Supplemental Indenture”), between the Company and Wilmington Trust Company, as trustee (the “Trustee”), to the Indenture dated as of March 7, 2003, between the Company and the Trustee (the “Base Indenture”). The Election 2 Notes were issued pursuant to a Third Supplemental Indenture dated August 5, 2014 (the “Third Supplemental Indenture”), between the Company and the Trustee, to the Base Indenture. Each electing holder received Election 1 Notes or Election 2 Notes, as applicable, in a principal amount equal to that of the 2024 Notes previously owned by such holder together with, in the case of the Election 1 Notes, a cash payment equal to 1% or, in the case of the Election 2 Notes, a cash payment equal to 3%, of the principal amount of 2024 Notes previously held by such holder. In addition, each electing holder received a cash payment equal to the amount of unpaid and overdue interest that would have been owed under the 2024 Notes held by such holder if the 2024 Notes were reinstated and interest was paid through the Effective Date. Holders of Election 2 Notes did not receive interest on overdue interest. Holders of 2024 Notes that did not elect to receive Election Notes, had their 2024 Notes reinstated in an aggregate principal amount of $784 and received a cash payment equal to the amount of unpaid and overdue interest.

The table below presents changes to our debt outstanding, as a result of the Equity Plan effects:

	Debt as of		Debt		Debt as of
	December 31,	Less Debt	Reinstated or	Exit	December 31,
	2013 (a)	Repaid	Exchanged	Financing (c)	2014
Unsecured Revolving Credit Facility	$1,489,000	$(1,489,000)	$-	$-	$-
8.125% Notes due 2018	300,000		300,000		300,000
7.50% Notes due 2021					-
through 2024	146,000		146,000		146,000
8.75% Debentures due 2013	63,603	(63,603)	-		-
Secured Term Loans due					-
through 2023 (b)	565,956	(565,956)			-
OBS Term Loan due 2019		(3,015)		601,520	598,505
OIN Term Loan due 2019		(3,142)		627,304	624,162
	$2,564,559	$(2,124,716)	$446,000	$1,228,824	$1,668,667

(a)	Debt (reflects add back of $2,909 of original issue discount) classified as liabilities subject to compromise at December 31, 2013.
(b)	Debt was reported in liabilities subject to compromise net of Adequate Protection Interest Payments of $12,731, which had been classified as a reduction of debt through March 31, 2014.
(c)	OBS and OIN Term Loan balances are net of unamortized original issue discounts as of December 31, 2014 of $1,480 and $1,071, respectively.

For additional information regarding the Company’s Exit Financing Facilities see Note 10, “Debt,” to these consolidated financial statements.

The Company believes the actions it has taken, including implementing the Equity Plan, closing on the Exit Financing Facilities, issuing equity under the Rights Offering and Equity Commitment Agreement, reducing its activities in certain non-core areas and disposing of underperforming assets, will allow the Company to generate sufficient cash to support its operations over the next twelve months and beyond. The Company’s ability to generate sufficient cash is dependent upon, among other things, continuing to improve the profitability of its operations and future cash flows which contemplates an improvement in industry conditions.

80	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Prior to emergence, pre-petition liabilities that were subject to compromise were required to be reported at the amounts expected to be allowed. Therefore liabilities subject to compromise in the table below reflected management’s estimates of amounts expected to be allowed by the Bankruptcy Court, based upon the status of negotiations with creditors. Upon emergence or shortly thereafter, amounts recorded as liabilities subject to compromise were either settled, as reflected in the table below or such amounts have been reclassified to current or non-current liabilities in the consolidated balance sheet, based upon management’s judgment as to the timing for settlement of such claims.

81	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liabilities subject to compromise as of December 31, 2013 which were settled or reclassified during the year ended December 31, 2014:

		Change in
		Estimated
	December 31,	Allowed Claim	Cash		December 31,
Liabilities Subject to Compromise	2013	2014	Payment	Reclassified (a)	2014
Pre-petition accounts payable and other accrued liabilities	$4,565	$21,748	$(12,821)	$(13,492)	$-
Secured long-term debt and accrued interest	569,408	20,577	(589,985)	-	-
Unsecured senior notes	500,780	8,823	(63,603)	(446,000)	-
Unsecured revolving credit facility	1,489,000	-	(1,489,000)	-	-
Accrued interest on unsecured revolving credit facility and senior notes	10,878	167,909	(177,018)	(1,769)	-
Derivative liabilities	3,566	186	(3,662)	(90)	-
Accrued post-petition interest on other claims	-	880	-	(880)	-
Accrued liabilities related to rejected executory contracts	282,599	14,550	(296,958)	(191)	-
Pension and other postretirement benefit plan liabilities	27,377	(1,257)	(14,429)	(11,691)	-
Total liabilities subject to compromise	$2,888,173	$233,416	$(2,647,476)	$(474,113)	$-

(a)	Amounts reclassified included $16,231 to accounts payable, accrued expenses and other current liabilities, $446,000 to long-term debt relating to the Unsecured Senior Notes and $11,882 to other liabilities.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

For the year ended December 31,	2014	2013	2012
Trustee fees	$2,751	$3,006	$672
Professional fees	112,678	62,823	7,889
Provision for and expenses incurred on rejected executory
contracts including post-petition interest	6,864	256,522	30,187
Deferred financing fees write-off	-	4,603	2,365
Provision for post-petition interest on debt facilities	15,416	-	-
Provision for post-petition interest on claims	1,073	-	-
2004 Stock Incentive Plan	1,796	-	-
Provision for class action lawsuit and other subordinated claims	17,000	-	-
Other claim adjustments	13,895	216	-
	$171,473	$327,170	$41,113

The table above reflects a provision for the Company’s agreement to a stipulated settlement for a Class Action claim filed with the Bankruptcy Court, which provides for cash payments of $15,000 and certain payments contingent upon the outcome of the Company's malpractice lawsuit against Proskauer and other events. The Company incurred fees totaling $15,258, $14,950 and $2,632 during the years ended December 31, 2014, 2013 and 2012, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by a member of the Company’s Board of Directors. Such related party expenses are included in professional fees in the table above.

82	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Contractual post-petition interest for debt facilities and certain rejected executory contracts is reported as interest expense in the consolidated statement of operations for the year ended December 31, 2014. See Note 10, “Debt.”

Cash paid for reorganization items was $443,296, $65,949 and $6,437 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Cash and cash equivalents— Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $53,085 as of December 31, 2014 to be utilized for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Additionally, restricted cash as of December 31, 2014 includes $70,093 of legally restricted cash relating to the OIN Term Loan. The OIN Term Loan stipulates that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the OIN Term Loan. Activity relating to restricted cash is reflected in investing activities in the consolidated statements of cash flow. See Note 10, “Debt,” for a further discussion of the OIN Term Loan.

2.	Inventories—Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

3.	Vessels, deferred drydocking expenditures and other property—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton.

Other property, including buildings and leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $0 in 2014 and 2013 and $1,060 in 2012.

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

4.	Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. If using an income approach in determining the fair value of a vessel, the Company will consider the discounted cash flows resulting from highest and best use of the vessel asset from a market-participant’s perspective. Alternatively, if using a market approach, the Company will obtain third party appraisals of the estimated fair value of the vessel. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 6, “Vessels, Deferred Drydock and Other Property,” for further discussion on the impairment charges recognized during the three years ended December 31, 2014.

83	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

5.	Goodwill and intangible assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may be impaired.

The Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. (a component of the U.S. Flag business segment) and the 2007 purchase of the Heidmar Lightering business (a component of the International Crude Tankers business segment). The long-term customer relationships are being amortized on a straight-line basis over 20 years. The Company’s January 2014 announcement of its plans to (i) outsource the technical and commercial management of substantially all of its International Flag fleet and (ii) to exit the full service International Crude Tankers Lightering business by September 30, 2014 were determined to be triggering events warranting an interim impairment test of the $9,589 December 31, 2013 carrying value of Goodwill related to the acquisition of the Heidmar Lightering business as well as all the long-lived assets utilized in the International Crude Tankers Lightering business. To measure fair value, the Company reduced its estimates of future cash flows from this business to reflect the consideration above. The Company recorded a goodwill impairment charge of $9,589 in the quarter ended December 31, 2013.

See Note 9, “Intangible Assets,” for further information on intangible assets impairment charges recognized during the three years ended December 31, 2014.

6.	Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt. Unamortized deferred finance charges of $48,186 relating to the Exit Financing Facilities are included in other assets on the consolidated balance sheet as of December 31, 2014.

On November 14, 2012, amortization ceased on $10,517 of deferred financing costs relating to the Unsecured Senior Notes, the $1,500,000 Unsecured Revolving Credit facility and the secured term loans, when such indebtedness and the related deferred financing costs were reclassified to Liabilities Subject to Compromise in the consolidated balance sheets (see Note 10,“Debt”).

As of December 2013, the Company had determined that it was more likely than not that the Unsecured Revolving Credit Facility and the Secured Term Loan facilities would not exist in the post emergence period and therefore the related aggregate unamortized deferred financing costs of $4,603 were written off and recorded as a charge to reorganization items, net in the consolidated statement of operations for the year ended December 31, 2013.

As of December 2013, liabilities subject to compromise included reserves for estimated allowed claims relating to the Company’s Unsecured Senior Notes due in 2013, 2018 and 2024. Under ASC 852, original issue discounts and deferred financing costs are viewed as part of the valuation of the pre-petition debt that is subject to compromise. Therefore, the Company recorded charges of $2,909 and $5,914 as reorganization items in the consolidated statement of operations for the year ended December 31, 2014 for unamortized original issue discount and unamortized deferred financing costs related to the Unsecured Senior Notes since such Unsecured Senior Notes were reinstated at the full amount of face value outstanding.

Interest expense relating to the amortization of deferred financing costs amounted to $3,973 in 2014, $0 in 2013 and $15,260 in 2012. The 2012 interest expense includes the write-off of $12,540 in deferred financing costs relating to the $900,000 Unsecured Forward Start credit facility as the Company’s Chapter 11 filing effectively terminated this credit facility agreement.

7.	Revenue and expense recognition—Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. OSG does not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

84	Overseas Shipholding Group, Inc.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company’s customers.

For the Company’s vessels operating in pools, revenues and voyage expenses are pooled and allocated to each pool’s participants on a time charter equivalent (“TCE”) basis in accordance with an agreed-upon formula. Such TCE revenues are reported as pool revenues in the accompanying consolidated statement of operations. For the pools in which the Company participates, management monitors, among other things, the relative proportion of the Company’s vessels operating in each of the pools to the total number of vessels in each of the respective pools, and assesses whether or not OSG’s participation interest in each of the pools is sufficiently significant so as to determine that OSG has effective control of the pool. Management determined that as of June 30, 2013, it had effective control of one of the pools in which the Company participated. Such pool is not a legal entity but operates under a contractual agreement. Therefore, effective July 1, 2013 and through to June 30, 2014, when the Company exited this pool, the Company’s allocated TCE revenues for such pool were reported on a gross basis as voyage charter revenues and voyage expenses in the consolidated statement of operations. The impact of this method of presenting earnings for this pool was an increase in both voyage charter revenues and voyage expenses of $40,454 and $70,817 for the years ended December 31, 2014 and 2013, respectively.

8.	Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2014 and 2013 are net of an allowance for doubtful accounts of $352 and $2,024, respectively. The provisions for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 were not material.

During the three years ended December 31, 2014, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 77% and 58% of consolidated voyage receivables at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company increased both the number of vessels placed in pools for commercial management and the number of pools in which it participates.

9.	Derivatives—ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

85	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings, unless it is designated in a new hedging relationship.

During the year ended December 31, 2014, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap is recognized as an adjustment of interest expense over the shorter of the remaining term of the cap or the hedged debt. See Note 11, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and other financial instruments.

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

11.	Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of goodwill, intangible and other long-lived assets, liabilities incurred relating to pension benefits, liabilities subject to compromise and income taxes. Actual results could differ from those estimates.

12.	Issuance of shares or units by subsidiaries—The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

86	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

13.	Recently adopted accounting standards—In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP guidance. This accounting standard was effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 31, 2013. The Company’s adoption of this new accounting guidance on January 1, 2014 did not have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to address the diversity in practice in presenting unrecognized tax benefits on the balance sheet. The standard provides explicit guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when certain circumstances enumerated in the standard exist. The required presentation should better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax carryforwards exist. The amendments in this update were effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company’s adoption of this new accounting guidance on January 1, 2014 did not have a significant impact on its consolidated financial statements.

14.	Recently issued accounting standards— In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (ASC 205) and Property Plant and Equipment (ASC 360), which amends the criteria for reporting discontinued operations. The amendments require that only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. Therefore disposals of small groups of assets that are recurring in nature are less likely to qualify for discontinued operations presentation as a result of the amendments. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of the amendments to the accounting standards to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public companies and early adoption is not permitted. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on its consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205) that explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of this accounting standard to have a significant impact on its consolidated financial statements.

87	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 4 — EARNINGS PER COMMON SHARE:

As discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” all shares of our common stock prior to the Effective Date were cancelled pursuant to the Equity Plan. Post-emergence, the Company presents common share information for the Class A and Class B securities.

Basic earnings per share is computed by dividing earnings/(loss), after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. Participating securities are defined by ASC 260, Earnings Per Share, as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

Class A

There were 324,997 shares considered to be participating securities as of December 31, 2014. Such participating securities were allocated a portion of income under the two class method for the three months ended December 31, 2014, but no allocation of loss for the year ended December 31, 2014 since the holders of the participating securities do not participate in losses.

As management deemed the exercise price for the Class A Warrants of $0.01 per share to be nominal, warrant proceeds are ignored and shares issuable upon Class A Warrant exercise are included in the calculation of Class A basis weighted average common shares outstanding for the period.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of December 31, 2014 there were 196,349 shares of Class A restricted stock units and 453,586 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock.

As discussed in Note 2, all shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity Plan. Although loss per share information for the years ended December 31, 2013 and 2012 is presented it is not comparable to the information presented for the year ended December 31, 2014 due to the changes in our capital structure.

88	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

For the year ended December 31,	2014	2013	2012

Net loss	$(152,273)	$(638,230)	$(480,114)

Weighted average common shares outstanding:
Common stock - basic and diluted		30,482,818	30,339,258
Class A Common stock - basic and diluted (1)	212,507,963
Class B Common stock - basic and diluted (2)	21,372,197

(1)	The weighted average common shares outstanding for Class A Common Stock basic and diluted was calculated using no Class A Common Stock and no Class A Warrants outstanding for the period January 1, 2014 through August 4, 2014. 310,419,766 Class A Common Stock and 210,153,431 Class A Warrants were used in calculating the weighted average common shares outstanding for the period August 5, 2014 through December 31, 2014.

(2)	The weighted average common shares outstanding for Class B Common Stock basic and diluted was calculated using the common shares outstanding for each of the years in the two year period ended December 31, 2013 and for the period January 1, 2014 through August 4, 2014 and Class B Common Stock outstanding and Class B Warrants outstanding for the period August 5, 2014 through December 31, 2014. As of December 31, 2014 there are 2,908,149 Class B Warrants outstanding.

For annual earnings per share calculations, there were no dilutive equity awards outstanding as of December 31, 2014, 2013 or 2012. Awards of 974,932, 1,041,723 and 2,383,896 shares of common stock for 2014, 2013 and 2012, respectively, were not included in the computation of annual diluted earnings per share because inclusion of these awards would be anti-dilutive.

89	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 5 — BUSINESS AND SEGMENT REPORTING:

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

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs, severance costs, goodwill and intangible assets impairment charges, and gain/(loss) on disposal of vessels, including impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

The U.S. Flag segment includes an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but was still owned by a U.S. domiciled corporation through June 30, 2014. As a result of the June 30, 2014 intercompany sale of the vessel to a Marshall Islands domiciled subsidiary of the Company, effective July 1, 2014, the results of this vessel, subsequent to its reflagging to the Marshall Islands in November 2012, were removed from the U.S. Flag segment and presented in the International Product Carriers segment for all periods presented.

Information about the Company’s reportable segments as of and for each of the years in the three year period ended December 31, 2014 follows:

90	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
2014
Shipping revenues	$363,331	$153,665	$22	$440,416	$957,434
Time charter equivalent revenues	228,295	118,669	22	414,373	761,359
Depreciation and amortization	56,210	26,850	2,114	66,584	151,758
Gain/(loss) on disposal of vessels,
including impairments	8,017	(44)	1,970	589	10,532
Income/(loss) from vessel operations	65,532	3,429	(1,877)	121,649	188,733
Equity in income of affiliated companies	30,925	-	7,040	3,390	41,355
Investments in and advances to affiliated companies at December 31, 2014	277,816	11,334	42,286	3,427	334,863
Total assets at December 31, 2014	1,191,490	551,693	42,286	1,052,056	2,837,525
Expenditures for vessels	1,437	20,017	-	10,958	32,412
Payments for drydockings	5,286	6,792	-	25,739	37,817
2013
Shipping revenues	352,871	229,202	3,286	430,637	1,015,996
Time charter equivalent revenues	209,876	149,349	3,225	400,878	763,328
Depreciation and amortization	76,086	30,226	2,818	67,146	176,276
Gain/(loss) on disposal of vessels, including impairments	(328,146)	(38,395)	117	1,167	(365,257)
Goodwill and other intangibles impairment charge	(16,214)	-	-	-	(16,214)
Income/(loss) from vessel operations	(17,806)	22,510	(3,104)	113,433	115,033
Equity in income of affiliated companies	29,746	-	7,542	3,606	40,894
Investments in and advances to affiliated companies at December 31, 2013	271,009	4,505	44,278	3,535	323,327
Total assets at December 31, 2013	1,356,796	565,387	44,591	1,040,541	3,007,315
Expenditures for vessels	26,106	7,619	(3)	2,655	36,377
Payments for drydockings	8,003	2,270	-	11,751	22,024
2012
Shipping revenues	343,541	332,922	10,156	450,515	1,137,134
Time charter equivalent revenues	256,843	172,356	10,071	401,576	840,846
Depreciation and amortization	83,558	43,577	5,392	68,757	201,284
Gain/(loss) on disposal of vessels	(102,242)	(160,706)	8,085	(16,496)	(271,359)
Income/(loss) from vessel operations	(70,909)	(59,378)	(4,243)	118,664	(15,866)
Equity in income/(loss) of affiliated companies	18,658	-	11,378	3,450	33,486
Investments in and advances to affiliated companies at December 31, 2012	241,198	6,000	1,700	3,500	252,398
Total assets at December 31, 2012	1,739,740	642,379	2,333	1,101,720	3,486,172
Expenditures for vessels	33,488	18,567	6	543	52,604
Payments for drydockings	20,063	7,166	-	18,761	45,990

The joint venture with four LNG Carriers is included in Other along with one chartered-in Chemical Carrier, which was redelivered to its owners in October 2013 and one owned Pure Car Carrier, which was disposed of in October 2012. The joint venture with two floating storage and offloading service vessels is included in the International Crude Tankers Segment.

91	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2014	2013	2012
Time charter equivalent revenues	$761,359	$763,328	$840,846
Add: Voyage expenses	196,075	252,668	296,288
Shipping revenues	$957,434	$1,015,996	$1,137,134

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

Reconciliations of income/(loss) from vessel operations of the segments to loss before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2014	2013	2012
Total income (loss) from vessel operations of all segments	$188,733	$115,033	$(15,866)
General and administrative expenses	(83,716)	(97,663)	(88,845)
Technical management transition costs	(3,427)	-	-
Severance and relocation costs	(17,020)	(3,097)	(3,163)
Goodwill and other intangibles impairment charge	-	(16,214)	-
Gain/(loss) on disposal of vessels, including impairments	10,532	(365,257)	(271,359)
Consolidated income/(loss) from vessel operations	95,102	(367,198)	(379,233)
Equity in income of affiliated companies	41,355	40,894	33,486
Other income (expense)	426	849	(1,314)
Interest expense	(232,491)	(350)	(93,421)
Loss before reorganization items and income taxes	$(95,608)	$(325,805)	$(440,482)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2014	2013

Total assets of all segments	$2,837,525	$3,007,315
Corporate cash and cash equivalents	389,226	601,927
Restricted cash	123,178	-
Other unallocated amounts	86,562	35,252
Consolidated total assets	$3,436,491	$3,644,494

92	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2014 follows:

		International
	Consolidated	Flag	U.S. Flag
2014
Shipping revenues	$957,434	$517,018	$440,416
Total vessels, deferred drydock and other property at
December 31, 2014	2,275,630	1,348,044	927,586
2013
Shipping revenues	1,015,996	585,359	430,637
Total vessels, deferred drydock and other property at
December 31, 2013	2,416,600	1,466,970	949,630
2012
Shipping revenues	1,137,134	686,619	450,515
Total vessels, deferred drydock and other property at
December 31, 2012	2,911,706	1,911,228	1,000,478

NOTE 6 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

As of December 31,	2014	2013
Vessels, at cost	$2,804,179	$2,784,023
Accumulated depreciation	(603,603)	(495,391)
Vessels, net	2,200,576	2,288,632

Construction in progress	-	54,644

Other property, at cost	34,360	45,633
Accumulated depreciation and amortization	(21,719)	(29,557)
Other property, net	12,641	16,076

Total Vessels and other property	$2,213,217	$2,359,352

93	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

A breakdown of the carrying value of the Company’s vessels, excluding construction in progress, by reportable segment and fleet as of December 31, 2014 and 2013 follows:

As of December 31, 2014
					Average
		Accumulated	Net Carrying		Vessel Age	Number of Owned
	Cost	Depreciation	Value		(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$681,743	$(187,139)	$494,604		10.1	9
Aframaxes	269,728	(66,800)	202,928		9.6	7
Panamaxes	128,564	(7,046)	121,518		12.3	8
Total International Flag Crude Tankers	1,080,035	(260,985)	819,050	(1), (4)	10.3	24

International Flag Product Carriers
Aframax	73,681	(1,191)	72,490		0.4	1
Panamax	196,472	(39,519)	156,953		6.1	4
Handysize	297,928	(39,879)	258,049		9.8	14
Total International Flag Product Carriers	568,081	(80,589)	487,492	(2), (4)	7.7	19

Total U.S. Flag Vessels	1,156,063	(262,029)	894,034	(3)	7.4	14

Fleet Total	$2,804,179	$(603,603)	$2,200,576		9.5	57

(1)	Includes one ULCC, eight VLCCs, seven Aframaxes and seven Panamaxes that are pledged as collateral under both the OIN Revolver Facility due on February 5, 2019 and the OIN Secured Term Loan due on August 5, 2019 with an aggregate carrying value of $802,604.

(2)	Includes one Aframax, four Panamaxes and 13 Handysize Product Carriers that are pledged as collateral under both the OIN Revolver Facility and the OIN Secured Term Loan with an aggregate carrying value of $478,473.

(3)	Includes one Handysize Product Carrier and eight ATB tug barge units that are pledged as collateral under the OBS ABL Facility due on February 5, 2019 and three Handysize Product Carriers that are pledged as collateral under the OBS Term Loan due on August 5, 2019. The OBS Term Loan has a second lien on the vessels pledged under the OBS ABL Facility and the OBS ABL Facility has a second lien on the vessels pledged under the OBS Term Loan. Vessels pledged as collateral under the OBS Term Loan and OBS ABL Facility have aggregate carrying values of $526,036. (See Note 10, “Debt,” to these consolidated financial statements for additional information regarding secured loan facilities).

(4)	The International Flag Crude Tankers segment and the International Flag Product Carriers segment include vessels with an aggregate carrying value of $399,529 and $303,182, respectively, which the Company believes exceeds their aggregate market values of approximately $343,167 and $223,000, by $56,362 and $80,182, respectively.

94	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of December 31, 2013
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels

International Flag Crude Tankers
VLCCs (includes ULCC)	$722,863	$(164,911)	$557,952	10.5	11
Aframaxes (includes OSG Lightering fleet)	279,506	(57,403)	222,103	10.7	9
Panamaxes	145,168	-	145,168	11.1	9
Total International Flag Crude Tankers	1,147,537	(222,314)	925,223	10.6	29

International Flag Product Carriers
Panamax	196,470	(31,856)	164,614	5.1	4
Handysize	297,565	(26,602)	270,963	8.8	14
Total International Flag Product Carriers	494,035	(58,458)	435,577	7.6	18

Total U.S. Flag Vessels	1,142,451	(214,619)	927,832	6.4	14

Fleet Total	$2,784,023	$(495,391)	$2,288,632	9.8	61

Vessel activity, excluding construction in progress, for the three years ended December 31, 2014 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at December 31, 2011	$3,776,344	$(818,555)	$2,957,789
Purchases and vessel additions	7,983	-
Transfers from construction in progress	189,105	-
Disposals and transfers to held for sale	(29,653)	25,104
Depreciation	-	(154,997)
Impairment	(635,966)	357,192

Balance at December 31, 2012	3,307,813	(591,256)	2,716,557
Purchases and vessel additions	2,809	-
Transfers from construction in progress	71,553	-
Disposals	(4,951)	1,837
Depreciation	-	(133,197)
Impairment	(593,201)	227,225

Balance at December 31, 2013	2,784,023	(495,391)	2,288,632
Purchases and vessel additions	27,236	-
Transfers from construction in progress	62,475	-
Disposals	(69,555)	4,808
Depreciation	-	(113,020)

Balance at December 31, 2014	$2,804,179	$(603,603)	$2,200,576

95	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The total of purchases and vessel additions and transfers from construction in progress will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of expenditures for vessels remaining under construction at the beginning and end of each respective period.

Vessel Impairments

International Fleet

In evaluating whether or not events or circumstances existing during the fourth quarter of 2014 resulted in a triggering event for impairment testing to the International Flag fleet, Management gave consideration to average TCE rates earned by the Company’s vessels versus the Company’s 2014 budget, near term rate forecasts, and significant changes in third party valuation appraisals of vessels. Management noted a decline in valuations for certain of its Handysize Product Carriers and determined that four such vessels (built between 2009 and 2011) having market valuations below their carrying values at December 31, 2014 should be tested for impairment. Based on tests performed, it was determined that the vessels will generate undiscounted cash flows in excess of their December 31, 2014 carrying values over the remainder of their useful lives. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management chose to use the published 12-year historical average rates in its current year assumptions as opposed to the 10-year historical average rates that have been used in 2013 and 2012 because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods which results in an average mid-cycle rate that is more in line with management’s forecast of a return to stronger charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

Management also gave consideration as to whether other events or changes in circumstances had occurred since December 31, 2013 that could indicate that the carrying amounts of the remaining vessels in its International Flag fleet may not be recoverable as of December 31, 2014. Management concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 31, 2013 test.

At December 31, 2013, Management determined that certain events had occurred during the fourth quarter of 2013 with respect to certain vessels within the Company’s International Flag fleet that Management viewed as impairment indicators, triggering the need for an impairment assessment as of December 31, 2013. Such events included (i) the Company’s intentions relative to two older, non-core Aframaxes employed in Lightering through 2013, specifically, management’s assessment of whether or not the Company would drydock and continue to trade such vessels, given the current and expected rate environment, (ii) a significant year-over-year decline in third party valuation appraisals of three Aframaxes that are not pledged as collateral under certain secured facilities and all nine older Panamaxes in the Company’s International Flag fleet and (iii) the inability to reach mutually agreeable terms on how the Company might refinance the pre-petition secured term loan facilities the Company had with certain banks in order to retain the five VLCCs, three Aframaxes, five MRs and two LR1s securing these loans after emergence from bankruptcy protection.

96	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Accordingly, the Company performed impairment tests on 29 of its owned operating International Crude and Products vessels as of December 31, 2013, including five Product Carriers for which impairment charges were taken in 2012. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Management prepared undiscounted cash flows weighted based on probabilities assigned to possible outcomes for the vessels, including a probability that all the vessels will continue to be held for use for the remainder of their useful lives and a probability that such vessels will be sold or transferred to the respective lenders at fair value during 2014. Specifically, in estimating future charter rates, management took into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 10-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of then current economic data and trends in the shipping and oil and gas industries. In addition, the Company took into consideration the potentially favorable impact of the Lender Plan Support Agreement which increased the probability that the fifteen vessels securing the pre-petition term loans would continue to be held for use as part of the International Flag fleet. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach consisting of using an average of three third party appraisals net of a customary 2% broker commissions. Based on the tests performed, impairment charges totaling $365,976 were recorded on two VLCCs, two Aframaxes and two LR1s that were pledged as collateral under the term loans and nine Panamaxes to write-down their carrying values to their estimated fair values at December 31, 2013. Such impairment charges include $211,491 applicable to vessels that are pledged as collateral under the above referenced pre-petition secured term loans.

Management also gave consideration as to whether other events or changes in circumstances had occurred since December 31, 2012 that could indicate that the carrying amounts of the remaining vessels in its International Flag fleet may not be recoverable as of December 31, 2013. Management concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 31, 2012 test.

In connection with the goodwill and intangible assets impairment tests performed as of December 31, 2013 (see Note 9, “Intangible Assets”), the Company also recorded a write down aggregating $462 on transportation equipment utilized in the full-service operations of the Company’s International Crude Lightering business.

At December 31, 2012, the Company gave consideration to events or changes in circumstances that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable, including factors such as the impact of the Chapter 11 Cases, as well as the fact that average spot rates achieved in the Company’s International Flag segments continued to face downward pressure since the industry’s cyclical downturn that began in the fourth quarter of 2008. These factors combined with the likelihood that the current markets would continue in the near term, putting continued pressure on second hand tanker values, were indicators warranting impairment tests of the Company’s International Flag fleet as of December 31, 2012. Accordingly, the Company performed impairment tests on all of its owned operating and newbuild International Crude and Products vessels as of December 31, 2012. The forecasted rates used in the impairment test performed at December 31, 2012 were lower than those used during the prior quarters of 2012 as there was increasing evidence (as noted in forecasts published by analysts at the time) that the recovery in the Crude and Products markets would be both delayed and not as pronounced, thus delaying recovery to historical averages. The Company also took into consideration the Company’s long-term intentions relative to certain of its older or non-core vessels, including management’s assessment of whether the Company would drydock and continue to trade them given the then existing and expected weak rate environment. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions were based on historical trends as well as future expectations. The basis for estimating daily time charter equivalent rates for fixed and unfixed days were consistent with those described above. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company utilized a market approach by using third party appraisals. Based on the tests performed, impairment charges totaling $278,345, including $608 recorded as a reduction in deferred drydock costs, were recorded on one ULCC, two VLCCs, two International Flag Aframaxes engaged in lightering in the U.S. Gulf and ten Handysize Product Carriers (including $94,288 applicable to five Handysize Product Carriers that are pledged as collateral under certain term loans the Company was party to at the time) to write-down their carrying values to their estimated fair values at December 31, 2012.

U.S. Flag fleet

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2014, 2013 and 2012, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the positive impact of the resolution of uncertainties concerning two ATB assets employed in the Delaware Bay Lightering business in the third quarter of 2012, the overall turnaround in the Company’s U.S. Flag business over the past four years and the lack of similar downward rate pressure as that seen in the international markets during the same period. Specifically, since 2012 spot rates have continued to increase due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in U.S. Shale Oil. As a result, the Company’s U.S. Flag fleet ATB’s have been able to secure term charter business at rates that are sufficient to recover their carrying values. U.S. Flag market fundamentals are expected to remain strong during 2015 as there are currently no idle vessels in the marketplace.

97	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In December 2012, the Company recognized an impairment charge of $1,037 to write-down the carrying value of a spare tug boat that had been idle since mid-2011 to its estimated sales price less costs to dispose. This tug boat was subsequently delivered to buyers in April 2013.

Vessel Deliveries

During the year ended December 31, 2014, the Company completed construction of an International Flag LR2, which is a coated Aframax. During the year ended December 31, 2013, the Company completed construction of an International Flag Aframax. During 2012, the Company completed construction of a VLCC and an International Flag Handysize Product Carrier.

Vessel Sales

For the year ended December 31, 2014, the Company recognized a gain on disposal of vessels of $10,532 including a gain of $10,325 relating to the sale of five International Flag Crude Tankers including two VLCCs, a Panamax and two Aframaxes which had been employed in Lightering operations. The Company recognized a gain on disposal of vessels of $1,167 for the year ended December 31, 2013 relating to the sale of vessel engine parts and the spare U.S. Flag tug boat referred to above. In the fourth quarter of 2012, the Company delivered its Car Carrier, the Overseas Joyce, to buyers and recognized a gain of approximately $8,078 on this sale.

Drydocking activity for the three years ended December 31, 2014 is summarized as follows:

For the year ended December 31,	2014	2013	2012
Balance at January 1	$57,248	$74,418	$66,023
Payments for drydocking	37,817	22,024	45,990
Sub-total	95,065	96,442	112,013
Drydock amortization	(30,288)	(32,648)	(34,382)
Amounts recognized upon sale/redelivery of vessels and non-cash adjustments	(2,364)	(6,546)	(2,605)
Impairments	-	-	(608)
Balance at December 31	$62,413	$57,248	$74,418

NOTE 7 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2014, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating, Storage and Offloading Service Vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service (“FSO”) Vessels

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture, held indirectly by OSG International, Inc. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which was secured by, among other things, the service contracts and the FSOs themselves. Approximately $145,396 and $196,500 was outstanding under this secured facility as of December 31, 2014 and 2013, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. On August 29, 2013 the long-term bank financing agreement was amended and restated to, among other things, reschedule a $45,000 balloon payment due on August 30, 2013 to be paid in seven quarterly installments of $6,250, with the first installment due November 30, 2013, with a final payment of $1,250 due on August 31, 2015 and increase the margin on such debt by 50 basis points. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of both December 31, 2014 and 2013, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $0.

98	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On October 1, 2012, the FSO Africa commenced a new five-year FSO services contract with MOQ, replacing the existing service contract that was originally scheduled to expire in August 2013. The new service contract provides for an increase in the daily hire rate to the same daily hire rate schedule as for the existing service contract for the FSO Asia.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions all of which were being accounted for as cash flow hedges as of December 31, 2009. The interest rate swaps, covering notional amounts aggregating $254,308 and $304,472 at December 31, 2014 and 2013, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. These agreements have maturity dates ranging from July to September 2017. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa the Company concluded in the first quarter of 2010, that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, amounts previously included in accumulated comprehensive loss and all subsequent changes in the market value of the swaps have been recognized in the joint venture’s statement of operations. The Company’s share of such (gains)/losses recognized in equity in income from affiliated companies for the years ended December 31, 2014, 2013 and 2012 were $470, $(280), and $2,216, respectively. As of December 31, 2014 and 2013, the joint venture had a liability of $13,665 and $22,083, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $2,944 and $5,064 at December 31, 2014 and 2013, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa were de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (II) (“QG II”). QTGC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. (“NMS”). The aggregate construction cost for such new buildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $715,378 and $750,576 was outstanding under this secured facility as of December 31, 2014 and 2013. The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $693,072 and $727,663 at December 31, 2014 and 2013, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2014 and 2013, the joint venture recorded a liability of $116,819 and $108,725, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $58,240 and $54,199 at December 31, 2014 and 2013, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

In September 2012, the LNG joint venture entered into charter addendums to, among other things; increase the operating expense portion of the charter hire rates on the LNG Carriers retroactively from June 1, 2010. The Company’s share of the retroactive increases recognized in equity in income from affiliates for the year ended December 31, 2012 was $4,103.

See Note 11, "Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures," and Note 15, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

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

99	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

A condensed summary of the combined assets and liabilities of the equity method investments follows:

As of December 31,	2014	2013
Current assets	$165,931	$197,625
Vessels, net	1,512,559	1,576,692
Other assets	57,982	53,274
Total assets	$1,736,472	$1,827,591
Current liabilities	$155,408	$179,913
Long-term debt and other non-current liabilities	1,415,798	1,548,484
Equity	165,266	99,194
Total liabilities and equity	$1,736,472	$1,827,591

As of December 31, 2014 and 2013, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $860,774 and $947,076, respectively, of which $715,378 and $750,576, respectively, was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

A condensed summary of the results of operations of the equity method investments follows:

For the year ended December 31,	2014	2013	2012
Shipping revenues	$383,424	$384,040	$368,802
Ship operating expenses	(249,704)	(248,924)	(240,950)
Income from vessel operations	133,720	135,116	127,852
Other expense	(1,735)	(1,588)	(1,419)
Interest expense	(51,024)	(54,007)	(65,936)
Net income	$80,961	$79,521	$60,497

NOTE 8 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2014, the Company participates in six commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note 7, “Equity Method Investments”). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all nine arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that two of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

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

100	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The FSO joint venture described in Note 7, “Equity Method Investments,” was determined to be a VIE. The formation agreements of the joint venture state that all significant decisions must be approved by the majority of the board. As a result, the Company shares power to make all significant economic decisions that affect this joint venture and does not control a majority of the board and is not considered a primary beneficiary. Accordingly, the Company accounts for this investment under the equity method of accounting.

The joint venture’s formation agreements require the Company and its joint venture partner to provide financial support as needed. The Company has provided and will continue to provide such support as described in Note 7, “Equity Method Investments.”

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of December 31, 2014 and 2013:

Consolidated Balance Sheet as of December 31,	2014	2013
Investments in Affiliated Companies	$276,856	$275,261

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in and advances to these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt and swap liabilities. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2014.

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$356,400

In addition, as of December 31, 2014, the Company had approximately $35,859 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2014. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

101	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 9 —INTANGIBLE ASSETS

Intangible Assets

Intangible assets activity for three years ended December 31, 2014 is summarized as follows:

	International
	Crude
	Tankers	U.S. Flag
	Segment	Segment	Other	Total
Balance at January 1, 2012	$7,625	$69,277	$256	$77,158
Amortization	(500)	(4,667)	(16)	(5,183)
Balance at December 31, 2012	7,125	64,610	240	71,975
Amortization	(500)	(4,667)	(16)	(5,183)
Impairment loss	(6,625)	-	-	(6,625)
Balance at December 31, 2013	-	59,943	224	60,167
Amortization	-	(5,126)	(224)	(5,350)
Balance at December 31, 2014	$-	$54,817	$-	$54,817

As discussed in Note 3, “Summary of Significant Accounting Policies,” the Company’s intangible assets consist primarily of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. and the 2007 purchase of the Heidmar Lightering business. The Company’s re-organization planning discussed in Note 3 was determined to be an impairment triggering event under the ASC 360, Property, Plant, and Equipment, held-for-use model for the long-lived asset group relating to the Company’s full service International Crude Tankers Lightering business as of December 31, 2013. The full service International Crude Tankers Lightering business assets were tested as a group because the cash flows relating to this business are largely independent of the cash flows of other groups of assets and liabilities. The assets of the full service International Crude Tankers Lightering business include the customer relationship intangible assets, an Aframax vessel (the Overseas Eliane) and transportation equipment used to service the customers in the full service Lightering business. As such, the carrying values and cash flows that were included in the impairment test are solely the assets and cash flows related to the full service Lightering business. Based on the estimated cash flows used to measure the fair value of the asset group, the Company recorded an impairment charge of $6,625 representing the full value of the customer relationships intangible assets related to the full service International Crude Tankers Lightering business in the quarter ended December 31, 2013. Refer to Note 6, “Vessels, Deferred Drydock and Other Property,” for a discussion on the impairment charges allocated to the transportation equipment used in this business.

The gross intangible assets were $92,000 and $93,331 at December 31, 2014 and 2013, respectively. Accumulated amortization was $37,183 and $33,164 at December 31, 2014 and 2013, respectively. Amortization of intangible assets for the five years subsequent to December 31, 2014 is expected to approximate $4,600 per year.

102	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 10 —DEBT:

Debt consists of the following:

As of December 31,	2014(1)	2013 (2)
OBS term loan, net of unamortized discount of $1,480	$598,505	$-
OIN term loan, net of unamortized discount of $1,071	624,162	-
8.125% notes due 2018, net of unamortized discount of $2,898 (2013)	300,000	297,102
7.50% notes due 2024	784	146,000
7.50% Election 1 notes due 2021	6,508	-
7.50% Election 2 notes due 2021	138,708	-
Unsecured revolving credit facility	-	1,489,000
8.75% Debentures due 2013, net of unamortized discount of $11 (2013)	-	63,592
Floating rate secured term loans, due 2016 through 2023	-	565,956
Total debt	1,668,667	2,561,650
Less current portion	12,314	-
Long-term portion	$1,656,353	$2,561,650

(1) The weighted average effective interest rate for debt outstanding as of December 31, 2014 was 6.21%.

(2) Classified as liabilities subject to compromise as of December 31, 2013.

Exit Financing Facilities

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below. As discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” the Exit Financing Facilities include (i) the OBS ABL Facility - a secured asset-based revolving loan facility of $75,000, (ii) the OBS Term Loan - a secured term loan of $603,000, and (iii) the OIN Term Loan and OIN Revolver Facility - a secured term loan facility of $628,375 and a revolving loan facility of $50,000. On August 5, 2014, the available amounts under each of the OBS Term Loan and OIN Term Loan were drawn in full. As of December 31, 2014, no amounts had been drawn under the OBS ABL Facility or the OIN Revolver Facility.

The OBS Term Loan provides that OBS may request an increase of the term loan commitment by an amount which may not exceed the greater of (i) $75,000 and (ii) an additional amount, if, after giving effect to the increase of such additional amount on a Pro Forma Basis, OBS is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that, among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OBS shall be in compliance with the Loan to Value Test. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder.

The OBS ABL Facility provides that OBS may request an increase of the revolving term loan commitments by up to $25,000, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately before and after giving effect to such increase, Suppressed Availability may not be less than $10,000. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder.

The OIN Term Loan and OIN Revolver Facility (collectively, the “OIN Facilities”) provides that the borrowers thereunder may request an increase of the term loan and revolving loan commitments by an amount which may not exceed, collectively, the greater of (i) $75,000 and an additional amount, if, after giving effect to the increase of such additional amount, on a Pro Forma Basis, OIN is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OIN shall be in compliance with the Loan to Value Test. However, no Lender is obligated to increase the amount of their loan commitment thereunder, and the borrowers thereunder may not obtain more than a $25,000 increase in the revolving loan commitments.

103	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest on the Exit Facilities is calculated, at the Company’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (i.e., the prime rate published in The Wall Street Journal), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) in the case of the OBS Term Loan, the OIN Term Loan and the OIN Revolver Facility, 2.00% per annum. The OBS ABL Facility applicable margin varies based upon undrawn availability under the commitment and is subject to certain pricing adjustments. The OBS ABL Facility provides for quarterly payment of commitment fees at a rate of 0.50% for each quarter during which the daily average Total Revolving Exposure is less than 50% of Total Revolving Commitments or 0.375% for each quarter during which the daily average the Total Resolving Exposure is greater than or equal to 50% of Total Revolving Commitments. The OIN Revolver Facility provides for quarterly payment of commitment fees at a rate of 0.50% of the average daily unused amount of each lenders Revolving Commitments.

The applicable margins and floor interest rates for each Exit Financing Facility is as follows:

Flag	US Flag				International Flag
Facility	OBS ABL Facility		OBS Term Loan		OIN Term Loan		OIN Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR
Floor	None	None	2.00%	1.00%	2.00%	1.00%	2.00%	1.00%
Applicable Margin	1.25%-1.75%	2.25%-2.75%	3.25%	4.25%	3.75%	4.75%	3.50%	4.50%

During the year ended December 31, 2014, the Company paid issuance and deferred financing fees aggregating $2,748 and $51,963, respectively, for the Exit Financing Facilities. Issuance costs incurred by the Exit Facilities lenders (“Exit Facilities Lenders”), or on behalf of the Exit Facilities Lenders, have been treated as a reduction of the debt proceeds. (See Note 3, “Significant Accounting Policies” for additional information relating to deferred financing charges).

Interest expense, including amortization of issuance and deferred financing costs, for the year ended December 31, 2014 was $32,367 for the Exit Financing Facilities comprised of $15,282 relating to the OBS Term loan and OBS ABL Facility and $17,085 relating to the OIN Term Loan and OIN Revolver Facility. Interest paid for the year ended December 31, 2014 was $8,094 and $9,239 for the OBS Term Loan and the OIN Term Loan, respectively.

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans. Each of the Exit Financing Facilities stipulates if annual aggregate cash proceeds of asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the Exit Financing Facilities. See Note 3, “Significant Accounting Policies,” for additional information relating to restricted cash as of December 31, 2014. Beginning with the annual period commencing January 1, 2015, the OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

The OBS Term Loan and the OIN Term Loan mature on August 5, 2019 and the OBS ABL Facility and the OIN Revolver Facility mature on February 5, 2019. The maturity dates for the Exit Financing Facilities are subject to acceleration upon the occurrence of certain events, including a change in control event or other events of default as defined in the respective loan agreements.

The OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company was in compliance with this covenant at December 31, 2014. None of the other Exit Financing Facilities have financial covenants. Each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG, who is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. Furthermore, drawdowns under the OBS ABL Facility are subject to certain limitations based upon the available borrowing base, as defined in the OBS ABL loan agreement.

104	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The Company has the following separate series of unsecured notes issued and outstanding as of December 31, 2014.

8.125% Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consist of $300,000 in face value, which are due on March 30, 2018. As of the Effective Date, the 8.125% Notes were reinstated and contractual interest through the last missed coupon date was paid. The 8.125% Notes (i) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (ii) may not be redeemed prior to their respective maturity dates; (iii) are subject to repurchase upon certain changes of ownership or control (as further described below); (iv) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur, as such term (and all capitalized terms hereafter in this paragraph) are defined within the applicable indenture, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (v) restrict the Company’s ability to merge or consolidate with another person. Upon a “Change of Control Triggering Event,” which requires both a ‘‘Change of Control’’ and a ‘‘Rating Decline,” as such terms are defined within the 8.125% Notes indenture, we would be obligated to make an offer to purchase all outstanding 8.125% Notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of purchase. Additionally, upon certain Events of Default, the Trustee or the Holders of not less than 25% in aggregate principal amount of the outstanding 8.125% Notes may declare the entire unpaid principal of and accrued interest on the 8.125% Notes to be due and payable immediately.

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

The Election 1 Notes have substantially the same terms as the 2024 Notes, other than the maturity date. The Election 2 Notes have substantially the same terms as the 2024 Notes, other than the (i) the maturity date and (ii) definitions and provisions related to a holder’s right to require the Company to repurchase such holder’s Election 2 Notes upon the occurrence of certain changes in the ownership or control of OSG. Under the Third Supplemental indenture, such right is triggered only upon the occurrence of both, a Change of Control and a Rating Decline (each as defined in the Third Supplemental Indenture). Both the Election 1 Notes and the Election 2 Notes (i) will accrue interest at the rate of 7.50% per annum from August 5, 2014, payable on February 15 and August 15 of each year, beginning on February 15, 2015, to holders of record on the immediately preceding February 1 and August 1; (ii) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (iii) may not be redeemed prior to their respective maturity dates; (iv) are subject to repurchase upon certain changes of ownership or control (the provisions of which, as noted above, are different between the two series of notes); (v) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur as such term (and all capitalized terms hereafter in this paragraph) are defined within the applicable indenture,, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (vi) restrict the Company’s ability to merge or consolidate with another person.

105	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table summarizes contractual interest expense (including default interest, as applicable) and reorganization items relating to default interest and changes in estimates of allowed claims relating to the Unsecured Revolving Credit Facility and the Unsecured Senior Notes, as applicable, pursuant to the Equity Plan recognized during the year ended December 31, 2014. The table also summarizes total contractual interest paid for those periods:

	For the year ended
	December 31, 2014
	Unsecured	Unsecured
	Revolving	Senior
	Credit Facility	Notes
Contractual Interest (including default interest)	$78,625	$92,220
Reorganization expense	-	14,181
	$78,625	$106,401

For the year ended December 31, 2013 no interest expense was recorded relating to the Unsecured Revolving Credit Facility and the Unsecured Senior Notes.

For the year ended
December 31, 2012
	Unsecured	Unsecured
	Revolving	Senior
	Credit Facility	Notes
Contractual Interest	$13,218	$36,825

Secured Term Loan Facilities

The pre-reorganized OSG loan facilities included floating rate (based on LIBOR) secured terms loans with Danish Ship Finance (“DSF”) and the Export-Import Bank of China (“CEXIM”), with principal outstanding as of the Petition Date aggregating $266,936 and $311,751, respectively. These facilities provided that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The Company believed that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and therefore classified these secured term loans and related accrued interest as liabilities subject to compromise in the consolidated balance sheet at December 31, 2013. As of December 31, 2013, the loan-to-value ratios were estimated to approximate 97% and 91%, respectively. Pursuant to the Bankruptcy Court orders [D.I. 0459 and 0460] issued on February 5, 2013, the Company made Adequate Protection Interest payments to CEXIM and DSF during the post-petition period in consideration for the lenders not repossessing the secured vessels. In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments had been classified as reductions of outstanding principal through the quarter ended March 31, 2014. Pursuant to the Equity Plan that provided for payment in full of principal outstanding under the Secured Loan Facilities as of the Petition Date, Adequate Protection Interest Payments made during the period from April 1, 2014 to December 31, 2014 are reflected as a component of operating activities in the consolidated statement of cash flows for the year ended December 31, 2014. For the year ended December 31, 2014 and December 31, 2013, the Company made Adequate Protection Interest Payments relating to the DSF and CEXIM secured term loans aggregating $9,466 and $12,731, respectively. The principal outstanding and unpaid accrued interest for the DSF and CEXIM secured term loans were repaid on the Effective Date.

106	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

For the years ended December 31, 2014, 2013 and 2012 the Company recorded charges of $5,545, $0 and $3,316 respectively, relating to the DSF secured term loans. The charge for the year ended December 31, 2014 reflects interest expense relating to a) $4,662 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and b) $882 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment dates through August 5, 2014 at the contractual interest rate. For the year ended December 31, 2014, the Company also recorded charges of $4,627 to reorganization items relating to a settlement of disputed default interest for the period from November 14, 2012 through August 5, 2014.

For secured term loans with CEXIM, for the years ended December 31, 2014, 2013 and 2012 the Company recorded charges of $14,915, $0 and $8,588, respectively. The charge for the year ended December 31, 2014 reflects interest expense relating to a) $10,452 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and b) $4,462 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment date through August 5, 2014 at the contractual interest rate. For the year ended December 31, 2014, the Company also recorded charges of $5,456 to reorganization items for a settlement of disputed default interest for the period from November 14, 2012 through August 5, 2014.

Letters of Credit

The letter of credit of $9,146 issued in connection with certain arbitration proceedings the Company was involved in had been fully cash collateralized. Such cash collateral was considered restricted cash and was included in other assets in the consolidated balance sheet as of December 31, 2013. Upon settlement of the arbitration proceedings in the fourth quarter of 2014, the letter of credit was terminated and the previously restricted cash was reclassified to cash and cash equivalents.

The aggregate annual principal payments required to be made on debt are as follows:

As of December 31, 2014
2015	$12,314
2016	12,314
2017	12,314
2018	312,314
2019	1,175,963
Thereafter	146,000
$1,671,219

Interest paid, excluding capitalized interest, amounted to $209,716 in 2014, $0 in 2013 and $75,278 in 2012.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt—The fair values of the Company’s publicly traded and non-public debt at December 31, 2014 are estimated based on quoted market prices. At December 31, 2013, all of the Company’s debt was subject to compromise (see Note 10, “Debt”) as a result of the Company’s filing of the Chapter 11 Cases.

Forward freight agreements and bunker swaps—The fair values of Forward Freight Agreements (“FFAs”) and bunker swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, which include an adjustment for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the agreements.

107	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest rate swaps and caps—The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company's own credit risk.

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2014 and 2013, are as follows:

	Fair Value	Level 1	Level 2
December 31, 2014:
Cash (1)	$512,404	$512,404	$-
8.125% notes due 2018	(294,300)	-	(294,300)
7.5% notes due 2024	(626)	-	(626)
7.5% Election 1 notes due 2021	(5,511)	-	(5,511)
7.5% Election 2 notes due 2021	(131,773)	-	(131,773)
OBS Term loan	(589,863)	-	(589,863)
OIN Term loan	(618,981)	-	(618,981)

December 31, 2013:
Cash and cash equivalents	$601,927	$601,927	$-
Unsecured Senior Notes	$(559,441)	$-	$(559,441)

(1) Includes restricted cash of $123,178.

The Company’s debt was included in liabilities subject to compromise as of December 31, 2013. Having filed the Chapter 11 Cases, the Company would not have been able to enter into credit facilities similar to its Unsecured Revolving Credit Facility and the floating rate Secured Term Loans. It was impractical to therefore obtain fair value estimates for such floating rate debt as of December 31, 2013 and such debt is excluded from the above table. The fair values of the Unsecured Senior Notes were derived from quoted market prices, but because the Unsecured Senior Notes are thinly traded in 2014 and 2013, the fair value estimates are considered to be Level 2 of the fair value hierarchy.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. The risks, managed by using derivative instruments, are volatility with respect to spot (voyage) charter rates, fuel prices, interest rates and foreign currency exchange rates.

108	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Spot Market Rate Volatility Risk

The Company entered into FFAs and bunker swaps with an objective to utilize them as (i) economic hedging instruments some of which qualified as cash flow hedges for accounting purposes that reduced its exposure to changes in TCE revenue earned by some of its vessels operating in the spot market; and (ii) from time to time for trading purposes to take advantage of short term fluctuations in the market. The FFAs and bunker swaps involved contracts to provide a fixed number of theoretical voyages at fixed rates, which generally ranged from one month to one year and settled monthly based on a published index. There were no contracts outstanding as of December 31, 2014 and 2013.

Fuel Price Volatility Risk

The Company entered into stand-alone bunker swaps to protect the Company against future increases in fuel prices in the normal course of its International Crude Tankers Lightering business, which includes a number of fixed rate Contracts of Affreightment. These swap contracts, which did not qualify as cash flow hedges for accounting purposes, settled on a net basis at the end of each calendar month, based on the average daily closing prices, as quoted by the Baltic Exchange, of the commodity during each month. The Company closed its trading account and settled all open positions prior to the Petition Date. Accordingly, there were no bunker swap agreements outstanding as of December 31, 2014 and 2013.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate and were designated and qualified as cash flow hedges. At December 31, 2014, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a forward start date of February 15, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a Cap Rate of 2.5% through February 5, 2017, at which time the Cap Rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a Cap Rate of 2.5% through the termination date of February 5, 2017.

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

The filing of the Chapter 11 Cases (see Note 2, “Chapter 11 Filing and Emergence from Bankruptcy”) constituted an event of default or termination under the seven interest rate swap agreements to which the Company was a party as of the Petition Date. Accordingly, on November 14, 2012, outstanding interest rate swap obligations (including accrued interest) totaling $3,566 were reclassified to liabilities subject to compromise on the consolidated balance sheet and the Company de-designated all of its interest rate swaps, other than those entered into by the joint ventures in which it participates, from hedge accounting. The related balances in accumulated other comprehensive loss aggregating $1,866 were reclassified into earnings as of the Petition Date. The outstanding interest rate swap obligations as of the Petition Date represented general unsecured claims against the Company which were settled at Emergence or shortly thereafter.

Tabular disclosure of derivatives location

Derivatives are recorded in the December 31, 2014 balance sheet on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the December 31, 2014 balance sheet on a gross basis by transaction. As noted above, as a result of the Chapter 11 Cases, all derivative obligations outstanding as of the Petition Date were reclassified to liabilities subject to compromise as they represented general unsecured claims against the Company and are excluded from the balance sheet presentation below.

109	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
December 31, 2014	Location	Amount	Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:

Long-term portion	Other assets	$2,115	Other liabilities	$-
Total derivatives designated as hedging instruments		2,115		-
Total derivatives not designated as hedging instruments		-		-
Total derivatives		$2,115		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive loss.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income (effective portion), including hedges of equity method investees, for the years ended December 31, 2014, 2013 and 2012 follows:

For the year ended December 31,	2014	2013	2012
Interest rate swaps	$(21,372)	$19,114	$(20,709)
Interest rate caps	(478)	-	-
Total	$(21,850)	$19,114	$(20,709)

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The Company’s interest rate cap agreements had no effect on the consolidated statement of operations for the year ended December 31, 2014. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the year ended 2012 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2012	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate swaps	Interest expense	$(7,697)	Interest expense	$-
Total		$(7,697)		$-

The effect of the gain/(loss) recognized on derivatives not designated as hedging instruments on the consolidated statements of operations, excluding hedges of equity method investees, for the years ended December 31, 2014, 2013 and 2012 are as follows:

For the year ended December 31,		2014	2013	2012
	Location
FFAs and bunker swaps	Other income/(expense)	$-	$-	$1,376
Total		$-	$-	$1,376

110	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 15, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following tables present the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at December 31, 2014:
Derivative Assets (interest rate caps)	$2,115	$-	$2,115	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the year ended December 31, 2013 (there were none for 2014):

				Total
				Impairment
Description	Fair Value	Level 2	Level 3	Charges
Assets for the year ended December 31, 2013:
International Crude Tankers impairment
Vessels held for use(1)	$359,252	$359,252	$-	$(327,675)
Other fixed assets held for use(2)	$750	$-	$750	$(462)
Intangible assets (2)	$-	$-	$-	$(6,625)
Goodwill(3)	$-	$-	$-	$(9,589)
International Product Carriers impairment
Vessels held for use(1)	$67,947	$67,947	$-	$(38,301)

(1)	Aggregate pre-tax impairment charges of $365,976 were recorded in the fourth quarter of 2013, related to 15 vessels held for use in the International Crude Tanker and International Product Carriers segments. The fair value measurement used to determine the impairment for the vessels held for use was based upon a market approach, which utilized the expected sales prices of the vessels obtained from third party appraisals. Because sales of vessels occur somewhat infrequently, the expected sales prices are considered to be Level 2.

(2)	Aggregate pre-tax impairment charges of $7,087 were recorded in the fourth quarter of 2013, including $6,625 related to customer relationship intangible assets and $462 related to transportation equipment held for use in the International Crude Tanker's Lightering business. The fair value measurement used to determine the impairment for the intangible assets and equipment held for use was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

(3)	Aggregate pre-tax impairment charges of $9,589 were recorded in the fourth quarter of 2013, related to goodwill of the International Crude Tanker's Lightering business. The fair value measurement used to determine the impairment for goodwill was based upon the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

111	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accounts payable, accrued expenses and other current liabilities follows:

At December 31,	2014	2013
Accounts payable	$4,422	$22,002
Payroll and benefits	19,060	30,589
Interest	21,218	-
Due to owners on chartered in vessels	3,776	3,452
Accrued drydock and repair costs	1,983	4,335
Bunkers and lubricants	1,626	7,907
Charter revenues received in advance	15,693	18,682
Insurance	920	573
Accrued vessel expenses	4,233	7,529
Bankruptcy claims accruals	13,506	-
Accrued general and administrative expenses	6,895	16,380
Other	2,734	10,133
	$96,066	$121,582

NOTE 13 —TAXES:

Income of foreign shipping companies earned before 1976 is not subject to U.S. income taxation unless distributed. From January 1, 1976 through December 31, 1986, foreign shipping income was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. The Company’s qualified investments continue to exceed the base amount. From January 1, 1987 through December 31, 2004, earnings of foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) were subject to U.S. income taxation in the year earned and could therefore be distributed to the U.S. without further tax. For years beginning after December 31, 2004, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not deemed repatriated to the U.S.

The components of loss before income taxes follow:

For the year ended December 31,	2014	2013	2012
Foreign	$455,565	$(662,480)	$(484,306)
Domestic	(722,646)	9,505	2,711
	$(267,081)	$(652,975)	$(481,595)

In connection with the 2014 income and loss reported above, the Company treated certain payments made by OSG in connection with the Company’s emergence from bankruptcy in August 2014 in the amount of $477,835 as having been made in its capacity as guarantor of the obligation of subsidiaries of OIN, a wholly owned subsidiary of the Company incorporated in the Marshall Islands, arising under certain loan agreements. In connection with these payments, the Company has included these amounts in the loss reported above for domestic income/(loss). As OIN and its subsidiaries were relieved of their obligations to satisfy the amounts paid by OSG, cancellation of indebtedness income was reflected in an amount equal to the OSG payment and has been included in the foreign income/(loss) reported in the components of loss before income taxes in the table above.

The foreign income/(loss) reflected in the table above is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax.

112	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The components of the income tax (provisions)/benefits follow:

For the year ended December 31,	2014	2013	2012
Current	$32,376	$7,347	$(28,270)
Deferred	82,432	7,398	29,751
	$114,808	$14,745	$1,481

The income tax (provision)/benefits are primarily attributable to U.S. federal and state income tax.

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2014	2013
Deferred tax liabilities:
Vessels and other property	$289,229	$290,620
Unremitted earnings of foreign subsidiaries	-	55,602
Prepaid expenditures	15,816	12,010
Post-petition interest expense	-	35,368
Other—net	9,635	9,966
Total deferred tax liabilities	314,680	403,566
Deferred tax assets:
Loss carryforwards	26,419	17,052
Employee compensation and benefit plans	14,263	32,403
Financing and professional fees	4,386	832
Accrued expenses and other	5,185	2,266
Total deferred tax assets	50,253	52,553
Valuation allowance	13,538	13,477
Net deferred tax assets	36,715	39,076
Net deferred tax liabilities	$277,965	$364,490

These amounts are classified in the balance sheet as follows:

Current deferred tax assets	$(5,312)	$(5,464)
Noncurrent deferred tax liabilities	283,277	369,954
Net deferred tax liabilities	$277,965	$364,490

Certain prior year amounts have been reclassified to conform with current year classifications.

During the year ended December 31, 2014, the Company repaid the $1,500,000 Unsecured Revolving Credit Facility, for which OIN was liable on a joint and several basis. As a result, the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess of the $1,500,000 facility limit over the cumulative potential deemed dividends arising from drawdowns by OSG under such facility and recorded an income tax benefit of $55,602. As of December 31, 2014, the Company’s tax basis in its investment in OIN exceeds its book basis and no deferred tax asset has been recorded.

As of December 31, 2014, the Company had U.S. federal net operating loss carryforwards of $438,363 which are available to reduce future taxes, if any. The federal net operating loss carryforwards expire in 2034. Additionally, as of December 31, 2014 and December 31, 2013, the Company had U.S. state net operating loss carryforwards of $403,634 and $130,021, respectively. These U.S. state net operating loss carryforwards expire in various years ending from December 31, 2017 to December 31, 2037. As of December 31, 2014 and December 31, 2013, the Company had net operating loss carryforwards related to foreign operations of $45,005 and $42,102. These net operating loss carryforwards, some of which have indefinite lives, begin to expire in 2018. The amount of net operating loss carryforwards reflected in this paragraph are presented on a tax return basis and differ from the amounts in the deferred tax table above which reflect the future tax benefit of the losses and are reflected net of unrecognized tax benefits. As such, the federal net operating loss carryforward of $438,363 includes the potential deduction for the payments made by OSG in its capacity as guarantor as mentioned above.

113	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In connection with the emergence from bankruptcy, under applicable tax regulations, the Company underwent an ownership change. As a result, there is an annual limitation on the use of pre-ownership change net operating losses, tax credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. The Company does not believe that the limitations imposed will impact its ability to utilize any pre ownership change net operating losses before the carryforward period expires but could cause the timing of utilization to be impacted.

The Company assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed. However, for certain state and foreign deferred tax assets, a significant piece of negative evidence was the cumulative loss incurred over the preceding three-year period. On the basis of the evaluation, the Company established a valuation allowance of $13,538 and $13,477 as of December 31, 2014 and 2013, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance increased by $61, $5,213 and $1,635 in 2014, 2013 and 2012, respectively, as a result of additional losses generated.

During the years ended December 31, 2014, 2013 and 2012, the Company paid (net of refunds received) $266,867, $60,687, and $293, respectively, of income taxes of which $270,465 related to the settlement with the IRS in 2014, as part of the confirmation of the Equity Plan, settling the 2004 through 2012 tax years and $58,747 related to U.S. Federal income taxes in 2013.

Reconciliations of the effective income tax rate attributable to pretax results and the U.S. statutory income tax rate follow:

For the year ended December 31,	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Adjustments due to:
Foreign income not subject to tax(1)	59.7%	(36.2)%	(31.3)%
State taxes, net of federal benefit	0.6%	0.5%	(1.8)%
Interest on unrecognized tax benefits	(3.4)%	4.9%	(1.1)%
Nondeductible reorganization costs	(6.7)%	(1.4)%	(0.4)%
Foreign income and repatriations taxed in the U.S.	(0.9)%	(1.6)%	1.7%
Unremitted earnings of foreign subsidiaries	20.8%	-	-
Deferred compensation	(1.9)%	-	-
Tax examination settlement	1.9%	-	-
Payments as guarantor	(62.6)%	-	-
Change in tax status of subsidiary	-	0.9%	(0.1)%
U.S. income subject to tonnage tax	0.8%	0.4%	(0.6)%
Other	(0.3)%	(0.2)%	(1.1)%
Effective tax rate	43.0%	2.3%	0.3%

(1) In 2014, includes cancellation of indebtedness income associated with payments as guarantor which is separately reflected in the reconciliation of the effective income tax rate.

114	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	2014	2013
Balance of unrecognized tax benefits as of January 1,	$391,830	$374,826
Increases for positions taken in prior years	2,876	59
Decreases for positions taken in prior years	-	(14,240)
Increases for positions related to the current year	180,509	31,838
Amounts of decreases related to settlements	(354,886)	-
Reductions due to lapse of statutes of limitations	(5,001)	(653)
Balance of unrecognized tax benefits as of December 31,	$215,328	$391,830

Included in the balances of unrecognized tax benefits as of December 31, 2014 and 2013 are $211,075 and $28,527, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line in the consolidated balance sheet. Related to the unrecognized tax benefits noted above, during the year ended December 31, 2014, the Company recorded additional interest expense of $15,259, primarily as a result of post-petition interest due to the IRS. At the Effective date, the Company paid interest of $28,473 to the IRS in settlement of its tax examination. As of December 31, 2014 the Company had recognized a liability for interest of $534. During 2013, the Company reduced the amount recorded for interest by a net of $49,101 as a result of the years in which the IRS’ claim included potential deemed dividends and other foreign income in taxable income and as of December 31, 2013, had recognized a liability for interest of $14,923.

The Company has filed an application for a Pre-Filing Agreement with the IRS with respect to OSG’s payments as guarantor made during 2014. As a result, the Company believes that it is reasonably possible that a decrease of up to $179,151 in unrecognized tax benefits may occur within the next twelve months. Such decrease could result in an increase in the Company’s deferred tax assets for net operating loss carryforwards or an increase in its tax basis in foreign subsidiaries.

After taking into consideration tax attributes, such as net operating loss carryforwards, and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $34,520 as of December 31, 2014. As of December 31, 2013, after taking into consideration such tax attributes, such as net operating loss carryforwards, and interest, the Company’s unrecognized tax benefits represent a liability for uncertain tax positions of $234,623 which is included in income taxes payable and a noncurrent reserve of approximately $26,585.

As of December 31, 2014, the Company generally is not subject to examination by U.S. federal tax authorities for years before 2013.

NOTE 14 — CAPITAL STOCK AND STOCK COMPENSATION:

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Change in Capital Structure

See Note 2, “Chapter 11 Filing and Emergence From Bankruptcy,” for information relating to the Equity Plan and Rights Offering. The holders of our common stock are entitled to one vote per share, and holders of the Class A Common Stock and Class B common stock are entitled to vote together as a class, on any matter to be voted upon by the stockholders, other than as described below.

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

115	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Our Class B Common Stock carries an entitlement to distribution of a percentage of the proceeds from the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners, net of related out-of-pocket expenses incurred by us, including legal fees, all reasonable and documented costs and expenses incurred and all payments made or to be made by us in respect of certain counterclaims or pursuant to indemnification obligations, as determined by our board of directors in good faith (such net amount, the “Net Litigation Recovery”). The aggregate amount of the Net Litigation Recovery that will be distributed to holders of the Class B Common Stock as of the relevant record date (the “Aggregate Available Distribution”) will be an amount equal to the product of the Net Litigation Recovery multiplied by 0.1. The holders of record of Class B Common Stock on the relevant record date will be entitled to receive, in respect of each share of Class B common stock held by such holder, a pro rata portion of the Aggregate Available Distribution calculated as a fraction thereof, the numerator of which shall be one and the denominator of which shall be 7,926,805. Any portion of the Aggregate Available Distribution that is not distributed to holders of Class B Common Stock as a result of shares of Class B Common Stock being converted into Class A Common Stock prior to the relevant record date will be property of the Company.

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

In order to preserve the status of OSG as a Jones Act company, the percentage of each class of its common stock that may be owned by non-U.S. citizens is limited. In addition, the Company has established policies and procedures to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our board of directors has determined that until further action by our board of directors, at least 77% of the outstanding shares of each class of capital stock of the Company must be owned by U.S. Citizens. As of December 31, 2014, the maximum percentage of shares of each of Class A and Class B Common Stock held by non-U.S. Citizens allowable under such policies and procedures had not been reached. At and during such time that the limit is reached with respect to shares of Class A Common Stock or Class B Common Stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens.

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

Registration Rights Agreement

On May 2, 2014, the Debtors entered into a registration rights agreement with each Commitment Party (as subsequently amended, the “Registration Rights Agreement”). On May 26, 2014, the Debtors and each of the Commitment Parties entered into an amendment to the Registration Rights Agreement which added, as parties to the Registration Rights Agreement, all Commitment Parties that were not Initial Commitment Parties. Pursuant to the Registration Rights Agreement, we are required to register, on a registration statement filed with the Securities and Exchange Commission (“SEC”), the resale of certain shares of Class A Common Stock and Class A Warrants for the benefit of the Commitment Parties and potentially certain other shareholders.

116	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Under the terms of the Registration Rights Agreement, the selling securityholders are provided with certain demand registration rights subject to certain conditions and limitations. At any time and from time to time after a shelf registration statement has been declared effective by the SEC, any one or more of the selling securityholders may request to sell all or any portion of their Registrable Securities (as defined in the Registration Rights Agreement) in an underwritten offering, provided that the total offering price of the securities to be offered in such offering is reasonably expected to exceed, in the aggregate (i) in the case of a demand by at least one selling securityholder that is an “affiliate” (within the meaning of Rule 405 under the Securities Act), $25 million or (ii) in all other cases, $75 million.

Director Compensation -Restricted Common Stock

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

Management Compensation - Restricted Stock Units and Stock Options

On September 29, 2014 (the “ Grant Date”), the Company awarded to certain members of senior management an aggregate 196,349 restricted stock units (“RSUs”) which may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each RSU represents a contingent right to receive one share of Class A Common Stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the Grant Date. Settlement of the vested RSUs may be in either shares of Class A Common Stock or cash, as determined at the discretion of the Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A Common Stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A Common Stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration. As of the Grant Date, management deemed the fair value of the Class A Common Stock to be $3.65.

117	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On the Grant Date, the Company awarded to certain members of senior management an aggregate 453,586 stock options, which may not be transferred, pledged, assigned or otherwise encumbered prior to exercise. Each stock option represents an option to purchase one share of Class A Common Stock for an exercise price of $3.65 per share. Each stock option will vest in equal installments on each of the first three anniversaries of the Grant Date. The stock options expire on the business day immediately preceding the tenth anniversary of the Grant Date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options. The grant date fair value of the stock options of $1.58 was estimated using the Black-Scholes valuation model as further described below.

A total of 38,503,722 shares of the Company’s Class A Common Stock may be issued or used as the basis for awards under the Incentive Plans as of December 31, 2014.

The 2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) enabled the Company to grant stock-based awards, including stock options, stock appreciation rights, restricted stock and performance awards to employees, consultants and non-employee directors. On May 21, 2014, the Company filed notice with the Bankruptcy Court that it was rejecting the Company’s 2004 Plan effective June 1, 2014. As a result of the rejection of the 2004 Plan, all unvested awards and any OSG equity interests thereunder were cancelled and holders of unvested awards were not entitled to participate in the Rights Offering (see Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” to these consolidated financial statements) or to vote on or receive distributions under the Equity Plan (see Note 2). As a result of the cancellation of the unvested awards, the unrecognized stock compensation expense relating to unvested stock options, restricted common stock and restricted stock units was accelerated, and a charge of $1,796 was recorded to reorganization items in the consolidated statements of operations for the year ended December 31, 2014.

There were no stock options, restricted common stock, restricted stock units or performance related grants under the 2004 Plan during the period from January 1, 2014 through the May 21, 2014 rejection of the 2004 Plan, nor during the year ended December 31, 2013.

The Company granted a total of 45,000 restricted stock units during the year ended 2012 to certain of its non-employee directors. At the date of the award the fair market value of the Company’s stock was $10.00 per share. Each restricted stock unit represented a contingent right to receive one share of common stock upon the non-executive director’s termination of service as a board member. Such restricted stock units vested ratably over a four-year period, which period could have been accelerated provided that the director has served until the earlier of (a) the first anniversary of the grant date or (b) the next annual meeting of the Company’s stockholders. The restricted stock units had no voting rights and could not be transferred or otherwise disposed of while the non-employee director was a director.

During the year ended December 31, 2012, the Company awarded a total of 401,409 shares of restricted common stock at no cost to certain of its employees, including senior officers. Restrictions limited the sale or transfer of these shares until they vest, which occurs over a four year period. During the restriction period, the shares will have voting rights and cash dividends would be paid if declared. The weighted average fair value of the restricted stock issued during the year ended December 31, 2012 was $10.09. At the Company’s emergence from bankruptcy, all unvested shares were cancelled.

118	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the year ended December 31, 2012, the Company granted certain of its senior officers performance awards valued at an aggregate of approximately $1,307 on the grant date. Each performance award represented a contingent right to receive cash or, at the Company’s option, shares of common stock of the Company, based upon certain market related performance goals being met and the covered employees being continuously employed through the end of the three-year period over which the performance goals are measured. The performance related grants were valued using a Monte Carlo pricing model that takes into account the market related performance goals described in the grants. It was the Company’s intention (but not an obligation) to settle the awards in shares of the Company’s common stock to the extent such shares are available for issuance under the 2004 Plan on the settlement date.

No performance related restricted stock units or performance related options vested during three years ended December 31, 2014, since the market related performance goals were not met.

For both the Incentive Plans and the 2004 Plan compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of all of these grants of restricted stock, restricted stock units and performance related awards was $2,467, $61 and $6,115 during each of the years ended December 31, 2014, 2013 and 2012, respectively. Such compensation expense for 2014 and 2013 is net of benefits of $279 and $3,935, respectively, relating to the true up of estimated forfeiture estimates to reflect actual experience for the 2004 Plan restricted stock grants.

Activity with respect to restricted common stock and restricted stock units under all plans during the three years ended December 31, 2014 is summarized as follows:

Activity for the three years ended December 31, 2014	Class A Common Stock	Common Stock

Nonvested Shares Outstanding at December 31, 2011		509,060
Granted		446,409
Vested ($39.41 to $64.92 per share)		(159,530)
Forfeited		(15,345)
Nonvested Shares Outstanding at December 31, 2012		780,594
Vested ($10.00 to $43.40 per share)		(155,932)
Forfeited		(379,163)
Nonvested Shares Outstanding at December 31, 2013	-	245,499
Granted	521,346	-
Vested ($10.00 to $43.40 per share)	-	(82,722)
Forfeited	-	(42,887)
Cancelled	-	(119,890)
Nonvested Shares Outstanding at December 31, 2014	521,346	-

119	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Stock option activity under all plans during the three years ended December 31, 2014 is summarized as follows:

Activity for the three years ended December 31, 2014	Class A Common Shares	Common Stock

Options Outstanding at December 31, 2011		1,868,687
Granted		377,653
Forfeited		(41,559)
Exercised		-
Options Outstanding at December 31, 2012		2,204,781
Granted		-
Forfeited		(1,523,825)
Exercised		-
Options Outstanding at December 31, 2013	-	680,956
Granted	453,586	-
Forfeited	-	(39,848)
Exercised	-	-
Cancelled	-	(641,108)
Options Outstanding at December 31, 2014	453,586	-
Options Exercisable at December 31, 2014	-	-

The weighted average remaining contractual life of the outstanding stock options at December 31, 2014 was 9.7 years. The range of exercise prices of the stock options outstanding at December 31, 2014 was $3.65 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2014 and 2013 were $3.65 and $39.48 per share, respectively. None of the stock options which vested during the three year period ended December 31, 2014 were “in-the-money.”

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the 2014 and 2012 grants: risk free interest rates of 2.2% and 1.2%, dividend yields of 0% and 1.9%, expected stock price volatility factors of .42 and .54, and expected lives of 6.0 years. The weighted average grant-date fair values of options granted in 2014 and 2012 were $1.58 and $3.83, respectively.

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

Net compensation expense/(income) as a result of the grants of stock options described above was $338, $(192) and $1,764 during each of the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, there was $1,917 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.53 years.

120	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 15 —ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2014	2013
Unrealized losses on derivative instruments, substantially entered into by the Company’s equity method joint venture investees	$(61,547)	$(59,263)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(21,833)	(10,081)
	$(83,380)	$(69,344)

Net unrealized gains or losses on the Company’s investments in marketable securities that are classified as available-for-sale securities are also reported as a component of accumulated other comprehensive loss. There were no such securities held by the Company as of December 31, 2014 and 2013.

121	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2014.

	Unrealized gains/(losses) on available- for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)
Current period change excluding amounts reclassified from accumulated other comprehensive income	-	(21,850)	(11,969)	(33,819)
Amounts reclassified from accumulated other comprehensive loss	-	19,566	217	19,783
Total change in accumulated other comprehensive loss	-	(2,284)	(11,752)	(14,036)
Balance as of December 31, 2014	$-	$(61,547)	$(21,833)	$(83,380)

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)
Current period change excluding amounts reclassified from accumulated other comprehensive loss	(181)	19,114	4,336	23,269
Amounts reclassified from accumulated other comprehensive loss	132	20,560	476	21,168
Total change in accumulated other comprehensive loss	(49)	39,674	4,812	44,437
Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)

Balance as of December 31, 2011	$34	$(104,554)	$(14,787)	$(119,307)
Current period change excluding amounts reclassified from accumulated other comprehensive loss	(836)	(20,709)	(409)	(21,954)
Amounts reclassified from accumulated other comprehensive loss	851	26,326	303	27,480
Total change in accumulated other comprehensive loss	15	5,617	(106)	5,526
Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)

122	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2014.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2014	2013	2012	Statement of Operations Line Item

Unrealized losses on available-for-sale securities:
Impairment recorded relating to securities held by the Company's foreign subsidiaries	$-	$(132)	$(851)	Other income/(expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(19,566)	(20,560)	(20,864)	Equity in income of affiliated companies

Interest rate swaps entered into by the Company's subsidiaries	-	-	(7,697)	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(260)	(678)	(526)	General and administrative expenses

Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	97	65	(24)	Vessel expenses
	(19,729)	(21,305)	(29,962)	Total before tax
	(54)	137	2,482	Tax (provision) or benefit (1)
	$(19,783)	$(21,168)	(27,480)	Total net of tax

(1)	The tax (provision)/benefit relates to the net periodic benefit costs of the Company's pension and postretirement benefit plans as well as interest rate swaps entered into by the Company's domestic subsidiaries

The following amounts are included in accumulated other comprehensive loss at December 31, 2014, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $1,112 ($419 net of tax) and unrecognized actuarial losses $29,907 ($22,252 net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2015 are a gain of $235 ($118 net of tax) and a loss of $1,152 ($819 net of tax), respectively.

123	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

At December 31, 2014, the Company expects that it will reclassify $19,083 net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of the Company’s FSO and LNG equity method investees and interest rate caps held by the Company’s subsidiaries.

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 11, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Tax (expense)/ benefit on unrealized gains/(losses) on cash flow hedges	Tax (expense)/ benefit on items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2014
Current period change excluding amounts reclassified from accumulated other comprehensive income	$115	$3,639
Amounts reclassified from accumulated other comprehensive income	-	54
Total change in accumulated other comprehensive loss	$115	$3,693

For the year ended December 31, 2013
Current period change excluding amounts reclassified from accumulated other comprehensive income	$-	$(2,899)
Amounts reclassified from accumulated other comprehensive income	-	(137)
Total change in accumulated other comprehensive loss	$-	$(3,036)

For the year ended December 31, 2012
Current period change excluding amounts reclassified from accumulated other comprehensive income	$131	$118
Amounts reclassified from accumulated other comprehensive income	(2,235)	(247)
Total change in accumulated other comprehensive loss	$(2,104)	$(129)

NOTE 16 — LEASES:

1.	Charters-in:

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

124	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s policy is to calculate estimates for lease termination costs related to the rejected charters using a market participant’s discount rate. For the years ended December 31, 2013 and 2012, the Company recorded estimated charges for lease termination costs totaling $248,839 and $30,187, respectively, related to the rejected vessel charters that had been redelivered to their owners or amended through April 30, 2013. These charges, which are included in reorganization items, net in the consolidated statements of operations, reflect revisions made to the charges originally recorded as a result of the Bankruptcy Court’s approval of agreements entered into with the counterparties for the 25 chartered-in International Flag vessels that have resulted in agreed amended claims. The related reserve of $282,599 was included in Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2013.

Effective August 5, 2014, the Company emerged from bankruptcy and during the month of August, allowed claims related to the rejected or amended vessel charters described above were settled. These settlements resulted in interest expense charges of $7,453 for post-petition contractual interest and reorganization item charges of $6,419 for post-petition interest required by the Equity Plan, for the year ended December 31, 2014. See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for additional information.

As of December 31, 2014, the Company had commitments to charter-in 18 vessels. All of the charter-ins are accounted for as operating leases, of which 13 are bareboat charters and five are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the consolidated statements of operations.

Bareboat Charters-in:

At December 31, 2014	Amount	Operating Days
2015	$97,817	4,745
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
Thereafter	39,278	1,568
Net minimum lease payments	$539,371	23,183

Time Charters-in:

At December 31, 2014	Amount	Operating Days
2015	$24,581	2,279
2016	1,045	76
Net minimum lease payments	$25,626	2,355

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

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

125	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

		Revenue
At December 31, 2014	Amount	Days
2015	$423,230	9,268
2016	274,875	4,927
2017	180,087	2,825
2018	124,536	1,719
2019	78,067	933
Thereafter	176,082	2,078
Net minimum lease payments	$1,256,877	21,750

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $26,559 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price, and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

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

3.	Office space:

The future minimum commitments under lease obligations for office space are as follows:

At December 31, 2014
2015	$1,890
2016	1,059
2017	523
2018	314
Net minimum lease payments	$3,786

In April 2013, the Bankruptcy Court approved the Company’s rejection of the lease agreement for its then corporate headquarters office space. The Company vacated the office space on June 30, 2013 and recorded a provision of $3,646 for the estimated damages it expected the Bankruptcy Court would allow the building owner to claim, which is included in its provision for estimated claims on rejected executory contracts, a component of Reorganization items, net in the consolidated statement of operations. The Company also recorded a $1,638 non-cash write-off of the unamortized cost of leasehold improvements and other property for the year ended December 31, 2013. For the year ended December 31, 2014, the Company recorded charges to reorganization items in the consolidated statement of operations of $646, relating to changes in estimate of the expected allowed claim. In conjunction with the Company’s emergence from bankruptcy, $4,132, inclusive of post-petition interest, was paid in settlement of the office lease claim.

126	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $2,264 in 2014, $3,959 in 2013 and $4,550 in 2012.

NOTE 17 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

For the years ended December 31, 2014 and December 31, 2013 pension and other benefit liabilities are included in other liabilities in the consolidated balance sheets, except for pension and other postretirement benefit liabilities relating to plans associated with Debtor entities, which were classified as liabilities subject to compromise as of December 31, 2013, in accordance with ASC 852.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2014, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

At the Petition Date, the Company had obligations under an unfunded, nonqualified supplemental defined benefit pension plan, which was terminated in December 2005, to five former employees entitled to deferred benefits. The Company’s obligations to pay benefits under the unfunded, nonqualified supplemental defined benefit pension plan were terminated in connection with the Company’s filing for bankruptcy. Accordingly, the obligation had been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2013. All claims relating to this nonqualified supplemental defined benefit pension plan were allowed by the Bankruptcy Court and paid as of the Effective Date or shortly thereafter. Such settlements are reflected as benefits paid in the change in benefit obligation during the year ended December 31, 2014 in the table below.

Certain of the Company’s foreign subsidiaries have or had pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the consolidated balance sheets as of December 31, 2014 and 2013. In August 2014, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), which superseded entirely a guarantee previously entered into in November 2010, in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($7,601 at December 31, 2014).

Multiemployer Pension and Postretirement Benefit plans

Certain of the Company’s domestic subsidiaries are parties to collective-bargaining agreements that require them to make contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. All three plans, the American Maritime Officers (“AMO”) Pension Plan, the Seafarers Pension Plan (“SIU”) and the Marine Engineers’ Beneficial Association (“MEBA”) Defined Benefit Pension Plan, are deemed individually significant by management. Management assessed these plans as individually significant because of the potential withdrawal liabilities under the AMO Pension Plan and the MEBA Defined Benefit Pension Plan and because the Company’s contributions to the SIU plan constituted more than 5% of total employer contributions to the plan during the pension plan year ending in 2013.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

127	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

		Pension Protection Act			Contributions made
		Zone Status			by the Company
Pension Plan	EIN / Pension Plan Number	2014	2013	Rehabilitation Plan Status	2014	2013	2012

AMO Pension Plan	13-1936709	Yellow (1)	Yellow (1)	Implemented	$994	$975	$890

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	-	-	-

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	396	407	416
				Total contributions	$1,390	$1,382	$1,306

(1) A "Red" Zone Status plan is a plan that is funded less than 65% and currently has a funding deficiency or a funding deficiency that is projected in the near term.  A "Yellow" Zone Status plan is a plan that has a funding ratio between 65% and 80%.  A "Green" Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2014 and any such contributions are subject to negotiations between the employers and the unions. In January 2012, MEBA and the employers agreed to reduce pension benefit accrual rates for future service. Additionally, MEBA and OSG agreed to contractual changes transferring pension contribution obligations to the union members through reallocation of amounts paid by OSG for wages and certain other compensation. In October 2009, the AMO plan filed with the Department of Labor as being in critical status as defined by the Pension Relief Act of 2010. The related rehabilitation plan, which was implemented in 2010, eliminated or reduced certain adjustable benefits, including cost of living adjustments, early retirement and disability pensions. In addition, AMO froze their plan effective January 1, 2010 for the future accrual of benefits and imposed a 5% surcharge during 2011 on the contribution rate per man day. The AMO plan shifted from critical to endangered status as of the end of the 2012 plan year. The MEBA and SIU plans utilized the special 29-year amortization rules under Pension Protection Act to amortize their investment losses from 2008, instead of 15 years. In order to take advantage of this extended amortization period, the plans were not permitted to increase benefits through the 2012 plan years unless the increases were funded by additional contributions and other conditions were met. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2013, the Company’s estimated withdrawal liability was approximately $17,503. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2013, the Company’s estimated withdrawal liability was approximately $32,365. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2014.

The AMO, SIU and MEBA collective bargaining agreements expire in March 2015, June 2017 and June 2020, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2014.

Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of all these plans were not material during the three years ended December 31, 2014.

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

128	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$46,036	$51,022	$3,919	$4,466
Cost of benefits earned (service cost)	-	-	89	118
Interest cost on benefit obligation	1,951	1,775	193	178
Actuarial (gains)/losses	8,957	(4,500)	1,043	(621)
Benefits paid	(4,526)	(2,261)	(125)	(222)
Benefit obligation at year end	52,418	46,036	5,119	3,919
Change in plan assets:
Fair value of plan assets at beginning of year	36,023	31,392	-	-
Actual return on plan assets	1,014	5,574	-	-
Employer contributions	1,063	1,318	-	-
Benefits paid	(2,395)	(2,261)	-	-
Fair value of plan assets at year end	35,705	36,023	-	-
Unfunded status at December 31	$(16,713)	$(10,013)	$(5,119)	$(3,919)

Information for domestic defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2014	2013
Projected benefit obligation	$52,418	$46,036
Accumulated benefit obligation	52,418	46,036
Fair value of plan assets	35,705	36,023

	Pension benefits			Other benefits
For the year ended December 31,	2014	2013	2012	2014	2013	2012
Components of expense:
Cost of benefits earned	$-	$-	$-	$89	$118	$195
Interest cost on benefit obligation	1,951	1,775	2,032	193	178	237
Expected return on plan assets	(2,494)	(2,092)	(1,873)	-	-	-
Amortization of prior-service costs	-	-	-	(316)	(333)	(233)
Amortization of transition obligation	-	-	-	7	7	10
Recognized net actuarial loss	-	504	316	129	171	160
Gain due to curtailment	-	-	-	(42)	-	-
Net periodic (benefit)/cost	$(543)	$187	$475	$60	$141	$369

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2014	2013	2014	2013
Discount rate	3.75%	4.50%	4.00%	5.00%
Rate of future compensation increases	-	-	-	-

129	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The selection of a discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2014	2013	2012	2014	2013	2012
Discount rate	4.50%	3.75%	4.50%	5.00%	4.00%	4.50%
Expected (long-term) return on plan assets	7.00%	6.75%	6.50%	-	-	-
Rate of future compensation increases	-	-	-	-	-	-

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 8% for 2015 over the actual 2014 rates, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2014	$34	$(29)
Effect on postretirement benefit obligation as of December 31, 2014	$465	$(434)

Expected benefit payments are as follows:

	Pension benefits	Other benefits
2015	$2,468	$189
2016	2,597	194
2017	2,629	207
2018	2,738	214
2019	2,842	209
Years 2020-2024	15,624	1,190
	$28,898	$2,203

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

130	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category are as follows:

Description	Fair Value	Level 1	Level 2
Cash and cash equivalents	$1,099	$1,099	$-
Equity securities:
U.S. companies	17,259	17,259	-
International companies	7,333	7,333	-
Corporate debt securities	1,710	-	1,710
Mutual funds(1)	3,352	3,352	-
U.S. Treasury securities	3,923	3,923	-
Federal agency mortgage-backed securities	974	974	-
Sovereign securities	55	55	-
Total	$35,705	$33,995	$1,710

(1)	The mutual fund investments are invested in intermediate term bonds and fixed income instruments including (but not limited to) mortgage and other asset-backed securities and corporate debt securities of U.S. and non-U.S. issuers.

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company contributed $1,063, $1,318 and $1,545 to the Maritrans Plan in 2014, 2013, and 2012, respectively. The Company does not expect to make contributions to the Maritrans Plan in 2015 because any minimum contributions required for 2015 will be met from excess contributions made during 2014 as a result of the provisions of the Highway and Transportation Funding Act of 2014 enacted in August 2014.

Employee Savings Plans

The Company also had defined contribution plans covering all eligible U.S. employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. The Company’s contributions to the plan during each of the three years ended December 31, 2014 were not material. All contributions to the plans are at the discretion of the Company.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2014 and 2013 were $1,225 and $13,275, respectively. The unfunded obligations were included in other liabilities and in Liabilities Subject to Compromise, respectively, in the consolidated balance sheets as of December 31, 2014 and 2013. The decrease in the unfunded obligation as of December 31, 2014 reflects the cash settlement of obligations to participants terminated as part of the reduction in force announced in January 2014. See Note 19, “Severance and Relocation Costs and Agreements with Executive Officers,” for additional information. The cash settlements were made at the later of the Effective Date or the participant’s termination date (or shortly thereafter).

131	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTE 18 —OTHER INCOME/(EXPENSE):

Other income/(expense) consists of:

For the year ended December 31,	2014	2013	2012
Investment income:
Interest	$359	$856	$431
Dividends	-	-	36
Gain/(loss) on sale or write-down of securities and investments	-	(197)	(3,166)
	359	659	(2,699)
Gain on derivative transactions	-	-	1,376
Miscellaneous—net	67	190	9
	$426	$849	$(1,314)

Proceeds from sales of available-for-sale securities and gross realized losses on such sales that were included in income before taxes during the years ended December 31, 2013 and 2012 were not material.

As a matter of policy, the Company evaluates all material declines in fair value for impairment whenever the fair value of a security classified as available-for-sale has been below its cost basis for more than six consecutive months. In the period in which a decline in fair value is determined to be other than temporary, the carrying value of that security is written down to its fair value at the end of such period, thereby establishing a new cost basis. Unrealized holding gains and losses on investments in marketable securities that are classified as trading securities are included in other income on the consolidated statement of operations. During 2013 and 2012, in accordance with the Company’s accounting policy on other-than-temporary declines in fair value of available-for-sale securities, the Company recorded impairment losses aggregating $132 and $816, respectively. The Company also recorded a $2,600 loss on a cost method investment in a joint venture the Company exited during 2012.

NOTE 19 —SEVERANCE AND RELOCATION COSTS AND AGREEMENTS WITH EXECUTIVE OFFICERS:

Severance and Relocation

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). Charges relating to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind-down and transitions costs (“Transition Costs”) are included separately in the consolidated statement of operations. Outsourcing RIF severance costs of $17,020 incurred for the year ended December 31, 2014 included $3,428 and $7,651 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. Management does not expect to incur any significant additional Outsourcing RIF costs in 2015. Transition Costs of $3,427 incurred for the year ended December 31, 2014 included $1,672 and $1,260 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. Management does not expect to incur significant additional costs relating to winding down activities of its foreign office locations in 2015.

132	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In conjunction with the aforementioned, on January 7, 2014, the then current Board of Directors of OSG (the “Predecessor Board”) and the Compensation Committee of the Predecessor Board approved a transitional incentive program for certain non-executive employees (the “Transition NEIP”), which was subsequently approved by the Bankruptcy Court on February 3, 2014. In order to achieve the restructuring described above, the Company required the commitment of the employees whose responsibilities would ultimately be outsourced or rendered unnecessary by virtue of the outsourcing (the “Transitional Employees”). The Transition NEIP, a component of the employee transition and termination benefits and similar transition and termination costs described above, is a broad based plan intended to offer compensation incentives to substantially all of the non-executive Transitional Employees (the “Eligible Employees”) upon the achievement of specific objectives (“Objectives”) related to the operations and restructuring of OSG’s international operations. For Eligible Employees, the annualized target awards ranged from 25% to 75% of base salary. The total cost of the incentive payments under the Transition NEIP was approximately $3,463.

In April 2013, thirty-seven employees, including three senior executive officers of the Company, were terminated as part of a reduction in force (“April 2013 RIF”). April 2013 RIF severance costs for the years ended December 31, 2014 and 2013 were a release of reserves of $192 and a charge of approximately $3,427. April 2013 RIF severance costs allocated to the Company’s three business segments were immaterial for both years.

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards, which is reflected in general and administrative in the statement of operations for the year ended December 31, 2013.

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

Activity relating to the reserves for the Outsourcing and April 2013 RIFs for the two years ended December 31, 2014 is summarized as follows:

	Outsourcing RIF	April 2013 RIF
Activity for the year ended December 31, 2013:
Provision		$3,824
Change in estimate		25
Utilized		(2,059)
Release of excess reserves		(422)
Balance at December 31, 2013	$-	1,368
Provision	18,616	-
Change in estimate	(1,831)	-
Utilized	(15,626)	(1,176)
Release of excess reserves	-	(192)
Balance at December 31, 2014	$1,159	$-

The above table excludes related professional fees which are expensed as incurred.

Agreements with Executive Officers

On August 11, 2014, Captain Robert E. Johnston, President and Chief Executive Officer of the Company, retired from his positions as Chief Executive Officer and President and ceased to be an employee of the Company. On August 11, 2014, the Company entered into a letter agreement with Captain Johnston, which supersedes entirely the letter agreement previously entered into between the Company and Captain Johnston on March 22, 2013 and provides, among other things, that Captain Johnston will serve the Company as a consultant until December 31, 2015 (the “Consulting Period”). In exchange for Captain Johnston’s consulting services, the Company will pay Captain Johnston a monthly fee of $56 during the Consulting Period. In addition to severance in the amount of $675 under the Company’s severance plan, pursuant to the letter agreement, Captain Johnston was paid $1,013 with respect to his 2014 bonus and $6,399 in full satisfaction of his entitlement under the Company’s unfunded, non- qualified supplemental savings plan.

133	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On June 15, 2012, the Company entered into agreements with the Company’s then-current Chief Financial Officer and the Head of U.S. Strategic Business unit (the then-current President and Chief Executive Officer referred to in the preceding paragraph), to pay each executive officer a lump sum retention bonus of $1,500 in order to encourage their continued employment through to June 30, 2014. Each executive officer was responsible to repay the full gross amount of the retention bonus to the Company within thirty days if they are terminated by the Company for cause or resign without good reason, as defined within the agreements.

NOTE 20 — 2014 AND 2013 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31, (1)	June 30, (1)	Sept. 30, (1)	Dec. 31,
2014
Shipping revenues	$292,446	$241,777	$206,283	$216,928
Gain on disposal of vessels, including impairments	1,477	4	2,753	6,298
Income/(loss) from vessel operations	34,630	(1,529)	14,525	47,476
Interest expense (2)	(123)	(174,511)	(29,111)	(28,746)
Reorganization items, net	(29,256)	(86,123)	(49,756)	(6,338)
Income tax benefit/(provision) (3)	(1,329)	50,414	63,544	2,179
Net income/(loss)	12,550	(201,967)	10,614	26,530
Basic and Diluted net income/(loss) per share - Common Stock	$0.41	$(6.61)	$-	$-

Basic and Diluted net income/(loss) per share - Class A and Class B	$-	$-	$0.03	$0.05

(1)	The quarterly information included in the table above for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 has been revised from that previously reported in the Quarterly Reports on Form 10-Q for the respective periods to reflect the correction of an error identified during the fourth quarter financial close reporting process related to the overstatement of depreciation expense recorded on certain vessels. The error did not impact periods prior to 2014. The Company assessed the materiality of the error on previously issued interim financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and concluded that the revisions were not material to the condensed consolidated financial statements for any of the affected quarterly periods. The quarters ended March 31, 2014 and September 30, 2014 presented in the table above reflect an increase of $2,133 and $2,169, respectively, in the previously reported amounts of income from vessel operations and net income, and an increase of $0.07 and $0.01, respectively, in previously reported basic and diluted earnings per share. The quarter ended June 30, 2014 presented in the table above reflects a reduction of $2,144 in the previously reported loss from vessel operations and net loss, and a reduction of $0.07 in previously reported basic and diluted loss per share.

(2)	Interest expense of $73,637 for the Unsecured Revolving Credit Facility and interest expense of $73,660 for the Unsecured Senior Notes relating to post-petition contractual interest (which includes default interest) were recorded in the second quarter.

(3)	As discussed in Note 13, "Taxes," there was an income tax benefit for the year ended December 31, 2014 due to a) a change in the mix of U.S. and foreign income and losses, primarily occurring in the second quarter and b) the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess of the $1,500,000 facility limit over the cumulative potential deemed dividends arising from drawdowns by OSG under such facility and recorded an income tax benefit of $55,602 in the third quarter.

134	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2013
Shipping revenues	$247,438	$228,114	$267,342	$273,102
Gain/(loss) on disposal of vessels, including impairments (1)	(22)	1,228	(63)	(382,614)
Income/(loss) from vessel operations	1,221	432	7,768	(376,619)
Interest expense (2)	(288)	(31)	(3)	(28)
Reorganization items, net (3)	(184,621)	(37,503)	(14,705)	(90,341)
Income tax benefit/(provision)	5,835	1,899	(1,947)	8,958
Net income/(loss)	(167,762)	(24,147)	960	(447,281)
Basic and diluted net income/(loss) per share	$(5.51)	$(0.79)	$0.03	$(14.67)

(1)	As discussed in Note 6, "Vessels, Deferred Drydock and Other Property," vessel impairment charges aggregating $365,976 were recorded in the fourth quarter. Further, as discussed in Note 3, "Summary of Significant Accounting Policies," and Note 9, "Intangible Assets," impairment charges of $9,589 for goodwill and $6,625 for intangible assets related to the International Crude Tankers Lightering business were recorded in the fourth quarter.

(2)	As discussed in Note 2, "Chapter 11 Filing and Emergence from Bankruptcy," and Note 10, "Debt," the Debtors filed a petition for relief under Chapter 11 and its debt agreements were classified as liabilities subject to compromise as of December 31, 2013. For the quarter ended December 31, 2013, interest expense of $17,168 was accordingly not recorded.

(3)	Also discussed in Note 2, the Company adjusts its accrued liabilities relating to rejected executory contracts when new information becomes available. In the fourth quarter, the Company increased its accruals by $69,154 based upon such new information.

NOTE 21 — CONTINGENCIES:

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

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On July 2, 2014, the Southern District issued a scheduling order provided that discovery would be completed by July 22, 2015. On October 20, 2014, the plaintiffs moved for leave to file another amended complaint alleging claims under the Exchange Act against the Company’s current and former independent registered public accounting firms, and on November 28, 2014, the Southern District denied the plaintiffs’ motion. On February 17, 2015, the Company’s former independent registered public accounting firm requested that the Southern District strike the class allegations in the active complaint as they relate to that firm. On March 2, 2015, the Southern District stayed all depositions to allow the Company’s former independent registered public accounting firm to move for summary judgment or judgment on the pleadings. Briefing on that motion is expected to be completed by April 17, 2015.

135	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Proskauer Action

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company. The plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by Proskauer and four of its partners filed motions to dismiss the action. On June 9, 2014, the plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014 the defendants filed motions to dismiss the plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the plaintiffs’ amended complaint against the defendants. On March 2, 2015, the plaintiffs appealed the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department.

On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against such defendants in the Supreme Court. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action, and on September 10, 2014, the Supreme Court denied the motion to dismiss the legal malpractice for breach of duty of care claim but granted the motion to dismiss the legal malpractice for breach of duty of loyalty claim as subsumed within the duty of care claim. Proskauer and four of its partners appealed this decision to the Appellate Division of the Supreme Court, First Department and on February 11, 2015 the appellate court heard oral argument on the appeal. A ruling on the appeal is pending. In addition, on December 3, 2014, the Company filed a motion with the Supreme Court for partial summary judgment on whether the “joint and several” liability provisions of certain of the Company’s prior loan agreements, which are the focus of the malpractice action, are unambiguous as a matter of law. That motion is fully briefed, and a court hearing on this motion is scheduled for June 11, 2015.

136	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On May 15, 2014, the Supreme Court issued a scheduling order for discovery in the Company’s malpractice action against Proskauer. Discovery has now commenced. Under the terms of the scheduling order, all discovery will be completed by September 30, 2015.

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. On June 4, 2014 the U.S. Coast Guard accepted the Company’s self-reporting of this matter under the Coast Guard’s voluntary disclosure policy. Under such policy, the Coast Guard will not recommend to the U.S. Department of Justice or other prosecuting authority that criminal charges be brought against the Company arising from this matter. The Company is cooperating with the Department of Justice in its investigation resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated as of December 31, 2014.

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

137	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors  and Shareholders of

Overseas Shipholding Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity/(deficit) and cash flows present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

New York, New York

March 16, 2015

138	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

139	Overseas Shipholding Group, Inc.

PART III

Dollar amounts in Part III are expressed in whole dollars unless otherwise noted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s board of directors consists of nine directors. The Company’s Amended and Restated Certificate of Incorporation provides that the board of directors shall consist of at least seven directors but no more than 11 directors. The Amended and Restated Certificate of Incorporation does not provide for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of common stock can elect all of the directors standing for election, and the holders of the remaining shares are not able to elect any directors. OSG’s Amended and Restated By-Laws provide that directors will be elected by a majority of the shares voting once a quorum is present.

The following table sets forth the name, age as of March 13, 2015 and position of each current director. Each director has served in such capacity since the Company’s emergence from bankruptcy on August 5, 2014, other than Ian T. Blackley, who was elected to such position on March 3, 2015.

Name	Age

Douglas D. Wheat, Chairman	64

Timothy J. Bernlohr	55

Ian T. Blackley	60

Alexander D. Greene	56

Samuel H. Norton	56

Nikolaus D. Semaca	56

Ronald Steger	60

Gary Eugene Taylor	61

Gregory A. Wright	65

Douglas D. Wheat has served as Chairman of the Board of the Company since December 19, 2014. He has been a Managing Partner of Southlake Equity Group, a private equity firm which he founded, since its inception in 2007. From 1992 until 2006, Mr. Wheat was President of Haas Wheat & Partners. Prior to the formation of Haas Wheat, Mr. Wheat was a founding member of the merchant banking group at Donaldson, Lufkin & Jenrette where he specialized in leveraged buyout financing. From 1974 to 1984, Mr. Wheat practiced corporate and securities law in Dallas, Texas. Mr. Wheat is currently the Chairman of the Board of AMN Healthcare Services, Inc. He has been a director since 1999, becoming Chairman in 2007. He also serves as Vice Chairman of Dex Media, Inc. and served as Chairman of SuperMedia prior to its merger with Dex One. Mr. Wheat has also previously served as a member of the board of directors of several other companies including among others: Playtex Products, Dr Pepper/Seven-Up Companies, Inc., Dr Pepper Bottling of the Southwest, Inc., Walls Industries, Inc., Alliance Imaging, Inc., Thermadyne Industries, Inc., Sybron International Corporation, Nebraska Book Corporation, ALC Communications Corporation, Mother’s Cookies, Inc. and Stella Cheese Company. Mr. Wheat received both his Juris Doctor and Bachelor of Science degrees from the University of Kansas in 1974 and 1972, respectively. Mr. Wheat’s finance and legal expertise and experience serving on numerous boards of directors make him a valuable asset to OSG’s board of directors.

140	Overseas Shipholding Group, Inc.

Timothy J. Bernlohr is the Founder and Managing Member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including restructurings, interim executive management and strategic planning services, since 2005. He is also the former President and Chief Executive Officer of RBX Industries, Inc. (“RBX”), which was a nationally recognized leader in the design, manufacture and marketing of rubber and plastic materials to the automotive, construction and industrial markets. Prior to joining RBX in 1997, Mr. Bernlohr spent 16 years in the International and Industry Products division of Armstrong World Industries, where he served in a variety of management positions. Mr. Bernlohr currently serves as a Director of Atlas Air Worldwide Holdings, Inc., Rock-Tenn Corporation and Lead Director for Chemtura Corp. Additionally, Mr. Bernlohr serves as Chairman of Champion Home Builders, Inc., Chairman of Contech Engineered Solutions, both privately-held corporations. Within the past five years, Mr. Bernlohr served as an independent director of the following publically-held companies: WCI Steel Company, Ambassador’ International, Smurfit Stone Container Corporation, Aventine Renewable Resources and Cash Store Financial Services, Inc. Mr. Bernlohr is a graduate of Pennsylvania State University. Mr. Bernlohr’s experience serving as a chief executive of an international manufacturing company and his varied directorship positions make him a valuable asset to OSG’s board of directors.

Ian T. Blackley is the President and Chief Executive Officer (“CEO”) of the Company having been elected to such position on January 20, 2015. Since joining the Company in 1991, Mr. Blackley has held numerous operating and financial positions. Prior to his election as President and CEO, Mr. Blackley served as Executive Vice President and Chief Operating Officer of the Company from December 19, 2014. Mr. Blackley served as Senior Vice President from May 2009 through December 2014, as Chief Financial Officer from April 2013 through December 2014, and Head of International Shipping from January 2009 through April 2013. Mr. Blackley also served as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd. from September 2005 through April 2013. Mr. Blackley began his seagoing career in 1971, serving as a captain from 1987 to 1991. He holds a diploma in Nautical Science from Glasgow College of Nautical Studies and a Master Mariner Class I license.

Alexander D. Greene has over 30 years of corporate finance and private equity experience. From December 2005 to March 2014, he was a Managing Partner and head of U.S. Private Equity at Brookfield Asset Management, a global asset manager with over $175 billion of assets under management. At Brookfield, he led a team that invested in companies where operational improvement and strategic guidance were primary drivers of value creation. Prior to joining Brookfield, Mr. Greene served as an investment banker to large- and middle-cap businesses, boards of directors and other constituencies, focusing on leveraged finance, merger and acquisition and recapitalization transactions. His positions included serving as a Managing Director and co-head of Carlyle Strategic Partners and as a Managing Director of Wasserstein Perella & Co. Mr. Greene currently is a director of USA Truck and served as a director of Longview Fibre Paper and Packaging from 2007 to 2013, and CWC Energy Services from 2007 to 2014. He is a member of the Armonk New York Fire Department and serves on the Budget and Finance Advisory Committee for the Town of North Castle, New York. He holds a Bachelor of Business Administration in Finance from the George Washington University. Mr. Greene’s extensive financial expertise and experience in commercial banking, investment banking and private equity with leading organizations make him a valuable asset to the Company’s board of directors.

Gary Eugene Taylor is a former member of the U.S. Congress, having served for 21 years until January 2011. Mr. Taylor served as a senior member of the House Armed Services Committee and most recently as Chairman of the Seapower Subcommittee, providing oversight of expenditures for Navy and Marine Corps programs. As Chairman, Mr. Taylor worked with senior Navy leadership to develop a 30 year shipbuilding plan. As a member of the Merchant Marine Committee, Mr. Taylor helped guide passage of the Oil Pollution Act of 1990, the U.S. law that regulates the shipment of petroleum products on U.S. waters. Gene Taylor also served as a senior member of the House Transportation and Infrastructure Committee. He co-chaired the Shipbuilding Caucus, the Coast Guard Caucus, the National Guard and Reserve Caucus and the Expeditionary Warfare Caucus. After leaving Congress, Mr. Taylor worked in business development for E.N. Bisso in the ship assist business on the Mississippi River. From September 2011 until December 2013, Mr. Taylor served as a consultant for Navistar Defense on the Mine Resistant Ambush Protected vehicle program. Mr. Taylor has served as a Commissioner on the Hancock County Port and Harbor Commission since June 20122, providing oversight for the Port Bienville Industrial Park and Stennis International Airport in Hancock County, Mississippi. He is a graduate of Tulane University. Mr. Taylor’s extensive expertise in shipping regulation makes him a valuable asset to OSG’s board of directors.

141	Overseas Shipholding Group, Inc.

Samuel H. Norton co-founded in 2006 SeaChange Maritime, LLC, an owner and operator of container ships, and has served as its Chairman and Chief Executive Officer since the company’s inception. Mr. Norton spent the seventeen-year period ending July 2005 as a senior executive officer at Tanker Pacific Management (Singapore) Pte. Ltd. In 1995, Mr. Norton initiated and led the entry of the Sammy Ofer Group into the container segment, and acquired and operated the first container vessels in the group's fleet. While at Tanker Pacific, Mr. Norton also conceived and started a related business, Tanker Pacific Offshore Terminals (TPOT), which owns and operates a fleet of floating, offshore oil storage terminals (FSO). Prior to joining the Ofer group, Mr. Norton played a lead role in the Asian distressed assets group of the First National Bank of Boston, a position which acquainted him with the shipping industry and the Ofer family. Mr. Norton holds a Bachelor of Arts in Chinese Language and Literature from Dartmouth College where he graduated in 1981. Mr. Norton’s substantial experience in the shipping industry makes him a valuable asset to OSG’s board of directors.

Nikolaus D. Semaca is a Director Emeritus of McKinsey & Company (“McKinsey”), a global management consulting firm. From the time that he joined the firm in 1984 through his retirement in 2013 he served clients across a wide range of industries including airlines, railroads, hotels, mining, agriculture, energy and many others. While with McKinsey, Mr. Semaca led two of the firm’s industry practices, the Travel and Logistics Practice (from 2004 to 2010) and the Energy and Materials Practice (from 2011 through 2013), and he also led the firm’s Purchasing and Supply Management Practice from 2000 through 2004. Mr. Semaca also worked for a number of years at PepsiCo, specifically in their international restaurants group at Pizza Hut. His time there included work in Dallas, London, San Francisco and San Juan, Puerto Rico, where he was responsible for the Pizza Hut business in the Caribbean. Mr. Semaca is a 1980 graduate of the Stevens Institute of Technology with a Bachelor’s Degree with High Honors in Chemical Engineering, and a 1984 graduate of the Kellogg School at Northwestern where he received a Master of Management degree with Distinction. He currently serves as a director on the board of The Night Ministry, a Chicago-based homeless services non-profit, and also as a director of Frontier Professional Baseball LLC. Mr. Semaca’s broad consulting experience serving clients in a variety of industries makes him a valuable asset to the Company’s board of directors.

Ronald Steger began his career with KPMG, an audit, tax and advisory firm, in 1976 and was admitted into the partnership in 1986. He served as an SEC Reviewing Partner, one of the firm’s most senior audit technical positions, from 2003 to 2013, and has extensive experience serving the needs of a wide variety of Fortune 1000 companies in the technology industry. Mr. Steger worked as the Global Leader of KPMG’s semiconductor practice as well as the National Industry Director for electronics. He has presented to various trade associations and client conferences related to the global semiconductor industry, was a frequent panelist with KPMG’s Audit Committee Institute and serves on the Advisory Board of ATREG, a global advisory firm specializing in the semiconductor and related advanced technology verticals. After working for the firm for the past 37 years in New York, Munich, Silicon Valley, Orange County, and Austin, Mr. Steger retired from KPMG on December 31, 2013. Mr. Steger holds a Bachelor of Science in Accounting from Villanova University. Mr. Steger’s extensive financial and accounting expertise makes him a valuable asset to OSG’s board of directors.

Gregory A. Wright co-founded One Cypress Energy LLC in 2011 and has served as its Chief Financial Officer since inception. Mr. Wright is the former Chief Financial Officer and Chief Administrative Officer of Tesoro Corporation. Mr. Wright worked for Tesoro from 1995 until his retirement in 2010, leading the company from a small exploration and production company into the third largest independent refining and marketing company in the United States. Prior to joining Tesoro, Mr. Wright worked for Valero Energy Corporation for 14 years in various positions including Vice President of Finance, Vice President of Business Development, Vice President of Planning and Vice President of Investor Relations. Prior to joining Valero, he worked for nine years for Columbia Gas Systems Inc. in various positions in accounting, budgeting and corporate planning. He graduated from The Ohio State University with a Bachelor of Business Administration in accounting and received his Masters of Business Administration with a concentration in finance from the University of Delaware. Mr. Wright’s extensive financial leadership experience and accounting expertise make him a valuable asset to the Company’s board of directors.

Executive Officers

The table below sets forth the name and age of each executive officer of the Company other than Mr. Ian T. Blackley, the President and CEO, who is also a director and is listed earlier in table of directors, and the date such executive officer was elected to his current position with the Company. The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, and until the election and qualification of his or her successor. There is no family relationship between the executive officers.

142	Overseas Shipholding Group, Inc.

Name	Age	Position Held	Has Served as Such Since

Rick F. Oricchio	58	Senior Vice President and Chief Financial Officer	January 2015
Lois K. Zabrocky	45	Co- President of Head of International Flag Strategic Business Unit	August 2014
Henry P. Flinter	50	Co-President of Head of U.S. Flag Strategic Business Unit	August 2014
James D. Small III	46	Senior Vice President, Secretary and General Counsel	March 2015
Adewale O. Oshodi	35	Vice President and Controller	July 2014
Geoffrey L. Carpenter	51	Vice President and Treasurer	September 2014

Prior to joining OSG in January 2015, Mr. Oricchio worked for 30 years at Deloitte, LLP, the accounting, tax and management consulting firm, the last 23 years as a partner. While at Deloitte, Mr. Oricchio was responsible for the management and coordination of multi-national engagements and relationships in a variety of industries including transportation, private equity firms and manufacturing. As a partner at Deloitte, Mr. Oricchio provided tax services to the Company during the Chapter 11 proceedings.

Ms. Zabrocky served as Senior Vice President of the Company from June 2008 through August 2014. Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Unit from May 2011 until her appointment as Head of International Flag Strategic Business Unit and as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior to May 2011.

Mr. Flinter served as Senior Vice President of the Company from July 2014 through August 2014, Vice President from July 2013 through July 2014, interim Head of the U.S. Flag Strategic Business Unit from February 2013 until July 2013 and Chief Financial Officer of the U.S. Flag Strategic Business Unit from January 2009 until February 2013.

Prior to joining OSG in March 2015, Mr. Small worked for more than 18 years at Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), a law firm, the last seven years as counsel. At Cleary Gottlieb, Mr. Small's practice focused on corporate and financial transactions, U.S. securities law matters in U.S. and international capital markets transactions, mergers and acquisitions, and general corporate transactions. As counsel at Cleary Gottlieb, Mr. Small provided legal services to the Company since 2013.

Mr. Oshodi served as Secretary from July 2014 until March 2015 and as Director, Corporate Reporting from September 2010 when he joined the Company until July 2014. Mr. Oshodi began his career in the New York commercial audit practice of Deloitte & Touche, LLP in 2000. As an Audit Manager between 2005 and 2008 and as an Audit Senior Manager between 2008 and 2010, Mr. Oshodi worked primarily on audits of companies in the maritime industry.

Prior to joining the Company in September 2014, Mr. Carpenter served as Senior Vice President and Treasurer at Brightstar Corporation, a leading specialized wireless services company, from March 2013 and was Vice President and Treasurer of Amway Corporation from June 2009 to March 2013, overseeing the company’s worldwide treasury activities.

16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any persons holding more than 10% of the Company’s Common Stock are required to report their ownership of Common Stock, on a timely basis, to the SEC. Based on material provided to the Company, all such reports were filed on a timely basis in 2014.

143	Overseas Shipholding Group, Inc.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics which is an integral part of the Company’s business conduct compliance program and embodies the commitment of the Company and its subsidiaries to conduct operations in accordance with the highest legal and ethical standards. The Code of Business Conduct and Ethics applies to all of the Company’s officers, directors and employees. Each is responsible for understanding and complying with the Code of Business Conduct and Ethics. The Company also has an Insider Trading Policy which prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. The Insider Trading Policy also prohibits the Company directors and employees from hedging their ownership of securities of the Company. In addition, the Company has an Anti-Bribery and Corruption Policy which memorializes the Company’s commitment to adhere faithfully to both the letter and spirit of all applicable anti-bribery legislation in the conduct of the Company’s business activities worldwide. The Code of Business Conduct and Ethics, the Insider Trading Policy and the Anti-Bribery and Corruption Policy are posted on the Company’s website, which is www.osg.com, and are available in print upon the request of any stockholder of the Company. The Company’s website and the information contained on that site, or connected to that site, are not incorporated by reference in this Annual Report on Form 10-K.

Standing Committees of the Board

Audit Committee

The Company has an Audit Committee of its Board of Directors. The Audit Committee has a charter that is posted on the Company’s website and is available in print upon the request of any stockholder of the Company.

The Audit Committee is required to have no fewer than three members all of whom must be and are independent directors under the standards set forth in the Company’s Corporate Governance Guidelines, which are posted on the Company’s website. The standards in the Corporate Governance Guidelines are the same standards established by the New York Stock Exchange. From January 2014 through August 5, 2014, the Audit Committee consisted of Messrs. Thomas F. Robards (Chairman), Joel I. Picket and Ariel Recanati. The Board determined that Mr. Robards was an audit committee financial expert, as defined by rules of the SEC. The former Audit Committee met four times during 2014. Upon the Company’s emergence from bankruptcy, the Audit Committee consisted of Messrs. Wright (Chairman), Greene, Norton and Steger. The Board determined that Messrs. Steger and Wright are audit committee financial experts, as defined by rules of the SEC and NYSE MKT LLC. The Audit Committee met six times in 2014.

The Audit Committee oversees the Company’s accounting, financial reporting process, internal controls and audits and consults with management, internal auditors and the Company’s independent registered public accounting firm on, among other things, matters related to the annual audit, and published financial statements and the accounting principles applied, and the oversight of financial risk assessments associated with the Company’s operations. As part of its duties, the Audit Committee retains the Company’s independent registered public accounting firm.

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

Human Resources and Compensation Committee

The Company has a Human Resources and Compensation Committee of its Board of Directors (the “Compensation Committee”). The Compensation Committee has a charter that is posted on the Company’s website and is available in print upon the request of any stockholder of the Company.

The Compensation Committee is required to have no fewer than three members all of whom must be and are independent directors under the standards set forth in the Company’s Corporate Governance Guidelines, which are posted on the Company’s website. The standards in the Corporate Governance Guidelines are the same standards established by the New York Stock Exchange. From January 2014 through August 5, 2015 the former Compensation Committee, consisted of Messrs. Charles A. Fribourg (Chairman), Thomas B. Coleman, Oudi Recanati, Jean-Paul Vettier. The former Compensation Committee met twice in 2014. Upon emergence from bankruptcy the Compensation Committee consisted of Timothy J. Bernlohr (Chair), Nikolaus D. Semaca, Alexander D. Greene and Samuel H. Norton. The Compensation Committee met ten times in 2014.

144	Overseas Shipholding Group, Inc.

The Compensation Committee establishes, oversees, and carries out OSG’s compensation philosophy and strategy. It implements the Board’s responsibilities relating to compensation of the Company’s executive officers, and ensures that officers and senior executives of the Company are compensated in a manner consistent with OSG’s philosophy and competitive with the Company’s peers. As part of its duties, it monitors and oversees the preparation of the Company’s annual Compensation Discussion and Analysis for inclusion in the annual proxy statement, prepares an annual report on executive compensation, and provides guidance with respect to other compensation matters including recommendations for the Company’s CEO.

Corporate Governance and Risk Assessment Committee

The Company has a Corporate Governance and Risk Assessment Committee of its Board of Directors (the “Governance Committee”). The Governance Committee has a charter that is posted on the Company’s website and is available in print upon the request of any stockholder of the Company.

The Governance Committee is required to have no fewer than three members all of whom must be and are independent directors under the standards set forth in the Company’s Corporate Governance Guidelines, which are posted on the Company’s website. The standards in the Corporate Governance Guidelines are the same standards established by the New York Stock Exchange. From January 2014 through August 5, 2014 the former Governance Committee consisted of Oudi Recanati (Chair), Charles A. Fribourg, Joel I. Picket and Michael J. Zimmerman. The former Governance Committee did not meet in 2014. Upon emergence from bankruptcy the Governance Committee consists of Douglas D. Wheat (Chair), Ronald Steger, Gary Eugene Taylor and Nikolaus D. Semaca. The Governance Committee met ten times in 2014.

The Governance Committee assists the Board of Directors by identifying and recommending individuals qualified to become Board members to the Board for nomination at the next annual shareholder meeting. It develops and recommends to the Board the establishment of corporate governance guidelines for the Company, and it provides oversight over non-financial risk assessments associated with the Company’s operations. The Governance Committee’s risk assessment responsibilities include oversight of the Company’s quality of services, and the Company’s vessels’ adherence to environmental and regulatory requirements. As part of its duties, the Governance Committee also aids the Board by providing a review of the Board’s performance on an annual basis.

145	Overseas Shipholding Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (“CD&A”) provides information regarding the compensation program for all executive officers of the Company in 2014, each of whom is listed in the Summary Compensation Table in this Item 11 (collectively, the “Named Executive Officers” or “NEOs”). The CD&A describes the Company’s compensation philosophy, the objectives of the executive compensation programs and policies, the elements of the compensation program and how each element fits into the Company’s overall compensation philosophy. The Human Resources and Compensation Committee (the “Compensation Committee”) is responsible for overseeing the compensation paid to all executive officers of the Company, including the Named Executive Officers.

Executive Summary

The Company has a strong and measurable pay for performance philosophy. The following summarizes the fundamental objectives and key elements of the Company’s executive compensation program and describes the Company’s 2014 executive compensation highlights. In the aftermath of the Company filing voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware to commence the Chapter 11 restructuring process on November 14, 2012 (the “Bankruptcy”), the Company shifted its principal measure of success from maximizing shareholder value to maximizing value for the stakeholders in its estate and positioning the Company to reorganize successfully. The objectives and key elements of the executive compensation program were adapted to reflect this change until the Company emerged from Bankruptcy on August 5, 2014. Upon emergence, the Company’s compensation philosophy, among other matters, again focused on maximizing shareholder value.

Objectives and Key Elements of the Executive Compensation Program

•

The fundamental objective of the Company’s executive compensation program is to motivate and reward actions that the Compensation Committee believes will maximize shareholder value. The program is designed to attract, motivate, retain and reward outstanding, high-performing executives possessing the talent, experience and expertise to drive and sustain growth in long-term value for the Company’s shareholders.

•	During the Bankruptcy, the Company’s executive compensation program was effectively designed to align the interests of its executives with the interests of its stakeholders and was instrumental in permitting the Company to retain key personnel as it restructured its business. Historically, the Company’s executive compensation program was based on the traditional compensation elements of base pay, annual cash incentives, long-term incentives (usually in the form of equity awards) and employee benefits. Throughout the Bankruptcy, however, the Company suspended the use of long-term incentives in its compensation program, relying solely on base salary, annual (cash) incentives and employee benefits. In September 2014, following emergence from Bankruptcy, the Compensation Committee determined that it was appropriate to return to the use of long-term, equity-based incentives for OSG’s executives. The Company’s Compensation Committee reviews all elements of OSG’s executive compensation program annually.

•

The Company seeks to provide competitive levels of “fixed” compensation in the form of base salaries and employee benefits while emphasizing pay for performance by placing a larger portion of total compensation “at risk” in the form of (i) annual performance-based cash incentives that will only be paid if the Company achieves specified performance goals (“Annual Incentives”) and (ii) long-term incentives in the form of both time-based and performance-based equity awards that vest over multi-year periods.

•	In September 2014, following emergence from Bankruptcy, the Company entered into employment agreements with each of our NEOs, other than Messrs. Johnston and Edelson. Details of these agreements are described below under the heading, “Agreements with the Named Executive Officers.”

146	Overseas Shipholding Group, Inc.

•

Each NEO’s Annual Incentive is determined based on a combination of the Company’s performance relative to financial and operational goals for the Company, as well as the achievement of individual goals, all of which are established and approved by the Compensation Committee at the beginning of each year. As in past years, the financial performance measure for 2014 was the achievement of specified levels of earnings from shipping operations (“ESO”), defined as income from vessel operations before depreciation and amortization and gains and losses on vessel sales (including impairments) reduced by payments for drydocking and expenditures for vessels, at both the Company and the business unit levels. The operational metrics were based on quantifiable measures of the Company’s performance in commercial success, safety and quality.

•	Throughout 2014, the Compensation Committee was composed exclusively of independent directors. Upon the Company’s emergence from Bankruptcy, the Compensation Committee engaged Lyons, Benenson & Company Inc. (“LB&Co.”) as its independent compensation consultant. Prior to the Company’s emergence from Bankruptcy the Compensation Committee relied upon John J. Ray, III, as the Company’s Chief Reorganization Officer (“CRO”), and the Compensation Committee engaged Mercer (US) Inc. (“Mercer”) to advise it with respect to the Company’s executive compensation program and incentive compensation plan design.

•	The Company has an incentive compensation recoupment policy, an insider trading policy and equity ownership guidelines for executives and directors, each of which is discussed in greater detail below. The Company believes that these policies and guidelines serve as effective risk mitigation tools for the Company’s compensation programs.

Executive Compensation Highlights

•	On August 11, 2014, Mr. Robert E. Johnston, then President and Chief Executive Officer (“CEO”) of the Company, retired. The Company entered into a letter agreement with Mr. Johnston, which provides, among other things, that Mr. Johnston will advise the Company as a consultant until December 31, 2015 (the “Consulting Period”) for a monthly fee of $56,250. The letter agreement further provides that the Company will pay Mr. Johnston severance in the amount of $675,000 under the Company’s severance plan plus a bonus in respect of 2014 equal to $1,012,500 plus $6,399,259 in full satisfaction of the Company’s obligations to him under the Company’s Supplemental Executives Savings Plan (the “Supplemental Plan”) in accordance with his employment agreement dated on March 22, 2013. In connection with his retirement and subsequent consulting agreement, Mr. Johnston has agreed to non-competition and non-solicitation covenants that extend six months beyond the end of the Consulting Period, as well as customary confidentiality and non-disparagement covenants.

•	In September 2014, the Company entered into an employment agreement with Mr. Ian T. Blackley as Senior Vice President and Chief Financial Officer (“CFO”) of the Company. At that time, he was awarded an equity grant with a grant-date value of $600,000. In January 2015, Mr. Blackley was elected President and CEO of the Company and, in connection with this promotion, the Company and Mr. Blackley entered into a new employment agreement under which his annual salary was increased to $675,000 from $475,000, his annual target bonus was set at 150% of annual salary and that he is to be granted long-term (equity) incentive awards with a grant-date value of $2,500,000. Mr. Blackley’s agreement is described under “Agreements with the Named Executive Officers” below.

•

In September 2014, the Company entered into employment agreements with Ms. Zabrocky and Messrs. Flinter, Carpenter and Oshodi under which they are employed as co-President and Head of the International Flag SBU, co-President and Head of the U.S. Flag SBU, Vice President and Treasurer, and Vice President, Secretary and Controller, respectively, and with annual target bonuses of 150%, 125%, 40% and 55%, respectively. In accordance with his agreement, Mr. Flinter received a $50,000 increase in base salary to $385,000. The terms of these employment agreements are discussed below under “Agreements with the Named Executive Officers” below.

In July 2014, Mr. Oshodi received an increase in his base salary of $56,046 to $220,000, due to his promotion to Vice President, Secretary and Controller.

147	Overseas Shipholding Group, Inc.

•

In December 2014, the Company entered into an employment agreement with Rick F. Oricchio, Senior Vice President and CFO of the Company effective January 12, 2015. In connection with his employment, Mr. Oricchio’s annual salary was fixed at $475,000, his annual target bonus was set at 150% of his base salary, and he received receive a long-term, equity incentive award with a grant-date value of $1,500,000.

In February 2015, the Company entered into an employment agreement with James D. Small III, Senior Vice President, Secretary and General Counsel effective March 2, 2015. At that time Mr. Oshodi ceased to act as Secretary for the Company. In connection with his employment, Mr. Small’s annual salary was fixed at $475,000, his annual target bonus was set at 150% of his base salary and he is to be granted a long-term, equity incentive award with a grant-date value of $1,500,000.

•	In September 2014, the Compensation Committee adopted the Overseas Shipholding Group, Inc., Management Incentive Compensation Plan (the “Plan”), providing for the issuance of equity and cash incentive awards to management. Subsequently, the Compensation Committee granted stock options and time-based restricted stock units (“RSUs”) to the NEOs other than Messrs. Johnston and Edelson.

•

On December 19, 2014, the Board of Directors of the Company approved the Retention Bonus Plan for the NEOs, other than Mr. Johnston. The objective of this plan is to promote the interests of the Company by providing certain key employees with an appropriate incentive to stay with the Company through December 19, 2016 (the “Retention Period”). Awards under the Retention Bonus Plan will be paid in a lump sum following completion the Retention Period. If a participant voluntarily terminates employment or is terminated by the Company for cause before the end of the Retention Period, he or she will forfeit the full amount of the award. If a participant’s employment is terminated by the Company other than for cause during the Retention Period, or if the participant’s employment is terminated due to death or disability, the full amount of the retention award will be paid upon such termination. The retention awards for the NEOs were: Ian T. Blackley - $475,000; Lois K. Zabrocky - $525,000; Geoffrey L. Carpenter - $147,500; Adewale O. Oshodi - $220,000; and James I. Edelson - $377,000.

•	In view of the Bankruptcy, the Company did not hold a meeting of stockholders in 2014 and, accordingly, did not hold a say on pay vote in 2014.
•	The Company executed a settlement, release and indemnity agreement with Mr. Edelson on February 3, 2015. Such agreement was approved by the Bankruptcy Court on February 23, 2015. The agreement provides for the resolution of disputed claims filed by Mr. Edelson in connection with the Company’s bankruptcy filing, including the payment of $782,037 by the Company to Mr. Edelson and for the mutual release and indemnification of the Company and Mr. Edelson.

Compensation Philosophy and Objectives

The Company believes that a well-designed compensation program is a powerful tool to attract, motivate, retain and reward top executive and managerial talent. OSG further believes that its compensation program should align the interests of its executives with those of its shareholders in achieving and sustaining significant increases in shareholder value over the short- and long-terms. The Company has, therefore, structured its compensation program to drive and support these goals. The compensation program is designed with the following objectives in mind:

•	Attract, motivate, reward and retain highly-talented executives and managers, whose leadership and expertise are critical to the Company’s overall growth and success;

•	Compensate each executive based upon the scope and impact of his or her position as it relates to achieving OSG’s corporate goals and objectives, as well as on the potential of each executive to assume increasing responsibility within the Company;

•	Utilize the incentive compensation programs to align the interests of the Company’s executives with those of its shareholders by linking incentive compensation rewards to the achievement of performance goals that maximize shareholder value; and

148	Overseas Shipholding Group, Inc.

•	Structure the total compensation program to reward the achievement of both the short-term and long-term strategic objectives necessary for sustained optimal business performance.

Role of the Human Resources and Compensation Committee

General

Structure of The Compensation Committee: The Compensation Committee consists of four members of the Board of Directors, each of whom qualifies as independent under the New York Stock Exchange listing standards. Recognizing the importance of the independent perspectives, the Compensation Committee meets frequently in executive session, without any members of management present. Since emergence from Bankruptcy, the Compensation Committee held ten meetings in 2014, all of which ended with an executive session without management present.

Decision Making: The primary goals of OSG’s Compensation Committee are to establish the Company’s compensation philosophy and strategy and to fulfill the Board’s responsibility as it relates to the compensation of its executive officers and other senior executives, ensuring that all of its executives are compensated in a manner consistent with OSG’s compensation philosophy and strategy. The Compensation Committee takes many factors into account when making compensation decisions with respect to the NEOs and other senior executives, including the individual’s performance, tenure and experience; the ability of the individual to affect the Company’s long-term growth and success; overall Company performance; internal equity among the NEOs; and external, publicly available market data on competitive compensation practices and levels. Additionally, throughout the Bankruptcy and thereafter since emergence, the Compensation Committee has considered and taken into account potential executive retention concerns. Following the Company’s emergence from Bankruptcy, the Compensation Committee recognized that it was vitally important to consider the importance of retaining the management team through an indefinite period of volatility and uncertainty.  As a result, following emergence from Bankruptcy, the Compensation Committee, in consultation with John J. Ray, III, acting in his then capacity as Chairman of the Board, and with the full Board, took certain actions that were focused on executive retention.

Responsibilities: The Compensation Committee has responsibility for the following regarding OSG’s compensation program and policies, and discharges its duties carefully considering each of the tasks set forth below.

•	Make recommendations to the Board as to the Company’s general compensation philosophy.
•	Review and approve, at least annually, the corporate goals and objectives for the CEO, which shall be established by the Board, evaluate the performance of the CEO in light of those goals and objectives and determine and approve the CEO’s compensation based on this evaluation.
•	Review and approve annual compensation, including base salaries, incentive compensation, benefits and perquisites, of all executive officers of the Company, and report such determinations and actions to the Board.
•	Review and approve employment agreements, severance agreements, change of control agreements and other similar agreements (if any) relating to executive officers.
•	Make recommendations to the Board with respect to the establishment and terms of annual incentive-compensation plans and long-term, equity-based incentive plans and administer such plans, including determining any awards to be granted to management pursuant to these plans.
•	Oversee and monitor the preparation of the Company’s CD&A for inclusion in the annual proxy statement.
•	Prepare an Annual Report of the Compensation Committee on Executive Compensation affirming approval of the CD&A for inclusion in the Company’s annual proxy statement or Annual Report on Form 10-K in accordance with the applicable rules and regulations of the SEC.
•	Prepare and distribute to the Board an annual self-evaluation of the Committee’s performance setting forth to what extent it complied with its duties under its charter.
•	Review and reassess annually the adequacy of the Committee’s charter and recommend to the Board any changes indicated.
•	Periodically review the Company’s compensation program, including executive compensation arrangements, to evaluate the competitiveness and internal equity of the program, and to assess how well the program is meeting its objectives. In discharging this responsibility, the Committee takes into account factors it deems appropriate, including the Company’s business strategy, undue risks (if any) to the Company and its business that might result from the compensation program.

149	Overseas Shipholding Group, Inc.

•	Review and assess the results of any stockholder advisory votes with respect to the Company’s compensation programs, plans or arrangements.
•	Retain any compensation consultants or other advisors it believes are necessary to discharge its duties, and the Compensation Committee has the sole authority to approve the terms of any engagement and any associated fees.
•	Regularly report to the Board any significant issues considered by the Compensation Committee and any action it has taken.

Use of Outside Advisors

The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. In 2014, the Compensation Committee engaged LB&Co. to advise it about all post-Bankruptcy executive and director compensation arrangements and related governance matters. LB&Co. did not provide any other services to OSG in 2014. The Company incurred fees to LB&Co. of approximately $57,494 for all services rendered to the Compensation Committee in 2014.

Prior to emergence from Bankruptcy, the Compensation Committee relied upon John J. Ray, III, as the Company’s CRO, and the Compensation Committee engaged Mercer to advise it with respect to the Company’s executive compensation program and incentive compensation plan design. In 2014, Mercer also provided other benefits-related services to the Company. The Company incurred fees to Mercer of approximately $265,435 for all services rendered to the Compensation Committee.

Compensation Consultant Conflict Of Interest Assessment: As required by rules adopted by the SEC under the Dodd-Frank Act, the Compensation Committee assessed all relevant factors and determined that the work of LB&Co. did not raise any conflict of interest in 2014. In making this determination, the Compensation Committee considered all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

Role of the CEO, CRO and the Chairman of the Board in Setting CEO and Other Executives’ Compensation

All decisions relating to the CEO’s compensation are made by the Compensation Committee without the CEO or other members of management present. Following the Company’s emergence from Bankruptcy, the Compensation Committee was assisted in this effort by LB&Co. In 2014, the Compensation Committee was also advised by John J. Ray, III in his capacity as the CRO during the Bankruptcy and thereafter in his capacity as the Chairman of the Board.

In making determinations regarding compensation for the NEOs and selected other senior executives, the Compensation Committee generally considers the recommendations of the CEO (for all executives other than himself), and the advice received from LB&Co. In 2014, in the absence of a CEO after emergence from Bankruptcy, the Compensation Committee considered the recommendations of the Chairman. The Chairman recommended the compensation levels (including the compensation provisions contained in the employment agreements of those executives who have employment agreements) for the NEOs and for all others whose compensation is determined by the Compensation Committee. In making his recommendations, the Chairman evaluated the performance of each executive, considered each executive’s compensation in relation to other officers and executives of the Company and assessed the Company’s retention risks. The Compensation Committee then reported these discussions to the Board of Directors, who approved these actions. In 2014 during Bankruptcy, the Compensation Committee met twice and after emergence from Bankruptcy in 2014 the Compensation Committee met ten times.

Elements of the Company’s Compensation Program

The principal elements of the Company’s compensation program are base salary, annual cash incentive awards and long-term incentive compensation (usually in the form of equity based awards). The Company also provides for severance arrangements either by policy or, in the case of its executive officers, by employment agreement, welfare benefits (in the form of medical, dental, disability and life insurance) and retirement benefits. The executive compensation program is designed to reward the achievement of selected corporate and business unit goals and to attract, motivate, retain and reward executives in an increasingly competitive marketplace for talent. The Compensation Committee reviews each element of compensation annually to ensure alignment with the Company’s compensation philosophy and objectives, as well as to assess its executive compensation program and levels relative to the competitive landscape.

150	Overseas Shipholding Group, Inc.

Compensation Comparison Group

In general, the Company strives for total compensation to be competitive with a select group of companies that the Compensation Committee believes to be an appropriate reference group (the “Compensation Comparison Group”). At least annually, the Compensation Committee reviews the Compensation Comparison Group to affirm that it is comprised of companies that are similar to OSG in terms of industry focus and scope of operations, size (based on revenues), and the competitive marketplace for talent. For 2014, prior to the Company’s emergence from Bankruptcy on August 5, 2014, the Company’s Compensation Comparison Group consisted of twelve, publicly-traded marine transportation or service corporations, listed below, based in the United States whose executive compensation information is publicly available.

2014 Pre-emergence Compensation Comparison Group Companies
Alexander & Baldwin, Inc.	Hornbeck Offshore Services, Inc.
Bristow Group Inc.	Kirby Corporation
General Maritime Corporation	Pride International, Inc.
Global Industries, Ltd.	Rowan Companies, Inc.
GulfMark Offshore, Inc.	SEACOR Holdings, Inc.
Helmerich & Payne, Inc.	Tidewater Inc.

On August 5, 2014, the Compensation Committee changed the Compensation Comparison Group to eighteen companies, keeping six companies, removing six companies and adding twelve new companies. The revised group of companies, listed below, focuses on the marine transportation and other corporations with similar scope of operations and revenues to the Company.

2014 Post-emergence Compensation Comparison Group Companies
Atlas Air Worldwide Holdings, Inc.	Magellan Midstream Partners, L.P.
Bristow Group Inc.	Martin Midstream Partners, L.P.
Cal Dive International, Inc.	Matson, Inc.
DHT Holdings, Inc.	Rose Rock Midstream, L.P.
Diamond S Shipping Group, Inc.	SEACOR Holdings Inc.
GulfMark Offshore, Inc.	SemGroup Corporation
Helix Energy Solutions Group, Inc.	TAL International Group, Inc.
Hornbeck Offshore Services, Inc.	Tidewater Inc.
Kirby Corporation	Western Gas Partners, L.P.

While the Compensation Committee believes that the data derived from the Compensation Comparison Group is helpful, it also recognizes that benchmarking is not necessarily definitive in every case. Furthermore, the Compensation Comparison Group is limited to those companies for which executive compensation data is publicly available, which necessarily eliminates some of the Company’s closest competitors that are privately held and/or incorporated in jurisdictions that do not require public disclosure of executive compensation. The Compensation Committee uses the information from the Compensation Comparison Group for informational and analytical purposes, and, therefore, does not target a specific percentile or make compensation decisions based solely on the market data alone. Rather, consistent with OSG’s historical practices, in 2014 the Company utilized both Company performance and individual performance as the main drivers of decisions on compensation levels in addition to market data.

Fixed Compared with Variable Pay

The Company seeks to provide competitive “fixed” compensation (in the form of base salaries) and places an emphasis on pay for performance by placing a larger portion of total compensation “at risk” in the form of annual performance-based cash incentives (that will only be paid if the Company achieves specified performance goals) and long-term (equity) incentives, which vest over a multi-year period and, in certain cases, depend on achievement of specific performance goals.

151	Overseas Shipholding Group, Inc.

In 2014, after emergence from Bankruptcy, the Compensation Committee approved new equity grants for certain NEOs. These grants were comprised of time-based stock options and RSUs. The Compensation Committee has also agreed to grant performance stock unit awards to certain NEOs in 2015.

The following table sets forth the actual 2014 fixed and variable cash compensation percentages (at target) for our CEO and the average fixed and variable cash compensation percentages (also at target) for our NEOs. The annual (cash) incentive compensation percentages are based on the amount that would have been payable upon achievement of target percentages during 2014. The table below represents the division of fixed base salary and variable annual (cash) incentive pay.

Name	Base Salary	Annual (Cash) Incentive Compensation

CEO	40%	60%
Other NEOs	44%	56%

Base Salary

The Company pays base salaries to attract talented executives and provide a secure fixed level of compensation. The Compensation Committee typically reviews executive base salaries annually in the context of total compensation and compares the Company’s executive salaries to the salaries of senior management among the Compensation Comparison Group companies that are most comparable to the Company, bearing in mind that total compensation is the principal comparative measure of the competitiveness of our program. Based on its own experience and such comparison, the Compensation Committee determines whether the salaries of the NEOs are at levels sufficient to attract, motivate and retain, in concert with other elements of compensation, the executives essential to leading the Company and driving stockholder value.

Annual increases in base salary are not assured, and adjustments take into account individual performance, prior experience, position duties and responsibilities, internal equity and external market practices. The Compensation Committee largely relies on the CEO’s evaluation of each NEO’s performance (other than his own) in deciding whether to approve merit increases for any NEOs in a given year. In those instances where the duties and responsibilities of an NEO change, the CEO will recommend any changes believed to be warranted, and the Committee will consider all the factors enumerated above in determining whether to approve any such increases. In the case of the CEO’s base salary, the Compensation Committee considers the Board’s assessment of the CEO’s performance; whether any strategic actions have materially changed the nature or size of the Company; and external market conditions in deciding whether to recommend an increase in base salary for the CEO.

The base salaries of the NEOs for 2014, 2013, and 2012 are set forth in the Summary Compensation Table.

Annual Cash Incentive Awards

The Company’s annual cash incentive program is intended to focus the Company’s NEOs on critical, short-term business goals for the Company, such as increased earnings from shipping operations, enhanced risk management, competitive sources of financing and improved performance in the areas of safety, quality and environmental compliance. Pursuant to the Management Incentive Compensation Plan, NEOs may receive annual cash incentives based upon the achievement of the specified annual performance goals, which are established by the Compensation Committee during the first quarter of the performance year.

The annual incentive compensation target award levels are expressed as percentages of base salaries. For Messrs. Johnston and Blackley and Ms. Zabrocky, the potential actual incentive award range was 0 to 187.5%% of base salary with a threshold of 97.5%, a target bonus of 150% of base salary and a maximum of 187.5%. For Mr. Flinter, the potential incentive award range was from 0 to 156.3% of base salary, with a threshold of 81.3%, a target bonus of 125% of base salary and a maximum of 156.3%. For Mr. Edelson, the incentive award range was from 0 to 218.8% of base salary, with a threshold of 113.8%, a target bonus of 175% of base salary and a maximum of 218.8%. For Mr. Carpenter, the incentive award range was 0 to 50% of base salary with a threshold of 26%, a target bonus of 40% and a maximum of 50%. For Mr. Oshodi, the incentive award range was 0 to 69% of base salary with a threshold of 36%, a target bonus of 55% and a maximum of 69%. Annual incentives were based on ESO achievement relative to goal. ESO is an objective measure of performance. The ESO measure is the same measure that was used in the Cash Incentive Compensation Plan for 2013, although the goals were different for each year.

152	Overseas Shipholding Group, Inc.

The Compensation Committee approved several corporate, business unit and individual performance goals for determining the actual incentive awards for 2014: (i) the Company’s ESO; (ii) specific operational performance metrics and ESO of each executive’s business unit (if any); and (iii) the NEO’s achievement of individual goals. Each individual’s goals were carefully chosen to ensure integration and alignment with the Company’s long-term objectives. The Compensation Committee believes the performance measures selected are the most appropriate measures to determine actual incentive compensation, as they reflect the Company’s financial performance, the comparative performance of specified commercial and technical operations, and individual performance.

The weighting of each of the above performance measures were different for each of OSG’s executives, depending on his or her role within the Company. Annual incentives for members of the corporate staff, including the CEO, CFO, and Messrs. Carpenter, Oshodi and Edelson were based on corporate ESO (weighted at 50%) and individual performance (also weighted at 50%). For members of a business unit, including Ms. Zabrocky and Mr. Flinter, business unit performance was weighted at 50% (divided equally between business unit ESO and specific operational business unit performance goals) and Company ESO and individual performance measures, each weighted at 25% to reflect the philosophy that business unit members have the most direct effect on the unit’s financial and operational performance.

For 2014, the Company and business unit ESO goals have ratings assigned on a scale of 0% to 130%, with 100% representing the rating assigned for meeting each of (i) targeted ESO performance for the Company measure and (ii) targeted ESO performance for the business unit. The rating scale corresponds to a performance factor scale that ranges from 0% to 130% with 10% increments. A Company or business unit rating measure of 100% corresponds to a performance factor of 100%. If a rating for a measure is below 70%, the performance factor for that measure is zero, resulting in no bonuses being payable under that measure. The individual performance goals and the business unit operational metrics each have a performance factor assigned on a scale of 0% to 120%, with 100% as the performance factor assigned for meeting the specified individual and operational goals for such measure. If a rating for an individual measure is below 60%, the performance factor for that measure is zero, resulting in no bonuses being payable under that measure. The amount of each NEO’s actual annual cash incentive award is determined as follows:

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

The table below sets forth for the Company and business unit performance goals and the corresponding percentage of base salary that would be earned by the NEOs at each level of achievement.

153	Overseas Shipholding Group, Inc.

	Target ESO for the Company, International Flag Strategic Business Unit (“SBU”) or U.S. Flag Strategic Business Unit (in thousands)
Performance Percentage of Base Salary (Performance Factor)	Company	International SBU	US SBU
0%	-	-	-
70%	$114,933	$29,025	$85,907
80%	$126,289	$37,701	$88,588
90%	$137,646	$46,378	$91,268
100%	$149,003	$55,054	$93,949
110%	$183,034	$83,724	$99,310
120%	$217,065	$112,394	$104,671
130%	$251,096	$141,064	$110,032

In 2014, ESO for the Company was a gain of $208,133, ESO for the International Flag SBU was a gain of $92,431, and ESO for the U.S. Flag SBU was a gain of $122,161. Achievement levels in 2014 for the Company, the International Flag SBU, and the U.S. Flag SBU were 110%, 110%, and 130%, respectively.

For 2014, the International Flag business unit performance measures were business unit ESO and certain commercial and operational measures, which are weighted equally as the Compensation Committee deems both equally important.  The commercial metrics were divided into two categories, Crude and Product goals.  The Crude goals were (i) Aframax International pool (“AI”) spot time charter equivalent (“TCE”) rates compared with spot TCE rates of competitors; (ii) laden to ballast ratio–AI; (iii) earnings days–AI; and (iv) bunkering negotiations and market timing.  The Product goals were (i) Clean Products International Flag TCE compared with the Poten Index; (ii) optimize MR Product Carrier TCE rates; (iii) laden to ballast ratio; (iv) earning days; (v) reduction of idle time; and (vi) bunkering negotiations and market timing. The operational measures were (i) time not earning – technical; (ii) total recordable case frequency (“TRCF”); (iii) vetting observations; and (iv) V. Ships Key Performance Indicators (“KPIs”).  For 2014, the Crude commercial performance score was 110%, the Product commercial performance score was 100% and the operational performance score was 111%, for a blended overall score of 108%.

The operational performance measures for the U.S. Flag SBU for 2014 were divided into two categories: Tanker goals and articulated tug barge (“ATB”) goals. The goals under each of these performance measures were related to (i) time not earning –technical; (ii) TRCF; (iii) vetting observations; and (iv) officer retention. U.S. Flag SBU performance score for 2014 was 104%.

Each NEO has different individual performance goals, which were established by the Compensation Committee with assistance from Mr. John J. Ray, III in his capacity as CRO and then Chairman of the Board. Mr. Ray assessed each NEO’s level of achievement, with the exception of Mr. Oshodi whose individual performance achievement was assessed by Mr. Blackley in his role as CFO and Mr. Carpenter whose individual portion of his annual cash compensation award was guaranteed for 2014 in his employment letter.

The principal individual performance goals for 2014 for Mr. Johnston were to (i) right size the Company staffing and other general and administrative expenses for the Company’s reduced fleet size; (ii) stabilize OSG’s commercial relationships with joint venture partners, pool partners, and customers; (iii) maintain the vetting performance and the tanker management and self-assessment quality of the fleet and offices; (iv) lead the development of the new CFO, the Head of the U.S. Flag SBU, and the International Flag SBU leadership team; and (v) work with and support the CRO to emerge from Bankruptcy successfully. Upon Mr. Johnston’s retirement the above goals were deemed satisfied as part of his agreement.

The principal individual performance goals for 2014 for Mr. Blackley were to (i) reorganize the information technology (“IT”) department to serve the domestic and international business units effectively, and ensure the IT office move and co-location was completed successfully; (ii) in conjunction with other NEOs, manage the outsourcing of technical management, commercial management and supporting roles; (iii) assist with the development of an emergence plan from Bankruptcy; (iv) ensure financial reporting to the Unsecured Creditors Committee (“UCC”), and the issuance of timely and accurate financial statements of the Company; (v) in conjunction with external auditors, ensure controls and processes are in place to disclose required information and complete future audits with no material weaknesses; (vi) manage the renewal of all marine insurance to ensure effective coverage at competitive pricing; (vii) in conjunction with the other NEOs, manage the closure of all overseas offices in relation to international businesses and the lay-off of staff in those offices; and (viii) ensure the Company achieves 85% of Non-Executive Incentive Plan (“NEIP”) 1 milestones and 85% of NEIP II goals.

154	Overseas Shipholding Group, Inc.

Ms. Zabrocky’s principal individual goals were to (i) keep international business operating effectively and efficiently, ensure conventional fleet not negatively impacted by the outsourcing of technical management; (ii) affect outsource of conventional tankers; (iii) outline structure for international business to operate as an independent unit and develop a comprehensive plan; (iv) select new commercial managers that will maximize TCE for the Company; (v) transfer technical operations of the LNG joint venture’s ships to Nakilat and the FSO Africa to Euronav; (vi) separate full service lightering from ship to ship lightering and achieve profitability; and (vii) prepare to close international offices.

Mr. Flinter’s principal individual goals were to (i) assist in the creation of a quality of earnings report for the U.S. business; (ii) advise on exit financing and on syndication presentation derived from long-term business model, and participate in one-on-one meetings for loan syndication and lender conference; (iii) participate in the rating agency process; and (iv) oversee completion of numerous transition activities including accounting functions from Newcastle to Tampa, new vessel management system for U.S. Flag operations, transfer of knowledge from former CEO and succession plan for U.S. Flag senior management team.

Mr. Oshodi’s principal individual goals were to: (i) manage monthly reporting to bankruptcy courts, UCC and secured lenders; (ii) manage Form 10-K and Form 10-Q reporting and accounting policies; (iii) work with Newcastle, United Kingdom office’s Director of Financial Services Center (“FSC”) and Head of FSC vessel accounting team to develop a plan for transitioning financial accounting; (iv) develop financial reporting procedures for international business; (v) develop separate financial statements for the international business; and (vi) assist in developing any registration statements.

The principal goals for Mr. Edelson were to (i) assist in outlining the legal structure for International Flag SBU and U.S. Flag SBU upon emergence from Bankruptcy; (ii) coordinate dissolution of dormant or unneeded subsidiary or affiliated companies; (iii) lead creation of list of functions that are performed by the Legal Department that would serve as a checklist for matters to be assigned to the International Flag SBU and the U.S. Flag SBU; (iv) manage pending litigation against Company and advise on strategy to achieve best outcomes for Company; (v) coordinate and supervise population of contract database; and (vi) provide legal advice on outsourcing to ensure a successful transfer of technical and commercial management of the International Flag fleet.

Equity-Based Compensation

The Company’s equity-based compensation program is intended to align the interests of the Company’s executives with those of its shareholders, and to focus executives on the achievement of long-term performance objectives that are aligned with the Company’s business strategy, thereby establishing a direct relationship between compensation and operating performance. Until the Bankruptcy, the Company granted equity compensation under the Company’s 2004 Stock Incentive Plan, as amended and restated (the “Stock Incentive Plan”), through grants of restricted stock, stock options and performance unit awards which effectively balanced the Company’s objective of focusing the NEOs on delivering long-term value to shareholders and retaining those executives critical to the Company’s success. Following the Bankruptcy filing, and throughout the ensuing proceedings, the Compensation Committee determined that for 2012 and 2013 no equity compensation should be awarded to any employee.

OSG’s 2004 Stock Incentive Plan was terminated in June 2014 and all outstanding unvested equity awards were cancelled. The Management Incentive Compensation Plan (the “Plan”) became effective in September 2014 and provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, performance units, performance shares and other performance awards, restricted stock units and restricted stock, and other awards valued in whole or in part by reference to, or otherwise based on, the stock of OSG. The purpose of the Plan is to provide incentives that will attract, motivate, retain and reward highly competent officers, executives, managers and employees by providing them with appropriate incentives and rewards either through a proprietary interest in OSG’s long-term success or compensation based on their performance in fulfilling their personal responsibilities.

155	Overseas Shipholding Group, Inc.

Benefits

In general, the Company provides benefits to its employees that it believes are important to maintain a competitive total compensation program. Benefits are designed to provide a reasonable level of retirement income and to provide a safety net of protection against the financial concerns and catastrophes that can result from illness, disability or death. The benefits offered to the Company’s employees, including all the NEOs, are generally at least equal to the benefits offered by peer companies in the Compensation Comparison Group.

The Company provides a tax-qualified defined contribution employee benefit plan to employees, the Savings Plan for Employees of OSG Ship Management, Inc. (the “Savings Plan”). Under the Savings Plan, eligible employees may contribute, on a pre-tax basis, an amount up to the limit imposed by the Code. Under the Savings Plan, the Company will match 100% of the first 6% of a participant’s pre-tax contribution (subject to the Code limit). The maximum matching contribution for 2014 was $15,600. In addition, under the Savings Plan, the Company contributes to the plan account of each eligible employee an amount equal to 4% of the employee’s cash compensation up to the limits imposed by the Code.

The Company also sponsored a Supplemental Plan. Upon the Chapter 11 filing, account balances under the Supplemental Plan, including accruals and earnings thereon, were frozen, and the Company discontinued future contributions to the Supplemental Plan. In October 2014, the Company decided to pay interest on balances from the time of Bankruptcy filing until the termination of the participant’s employment at the annual rate of 2.98%.

Stock Ownership Guidelines

In March 2015, the Company adopted stock ownership guidelines for senior executives who are granted equity awards under the Management Incentive Compensation Plan. Each NEO is expected to own shares of common stock of the Company equal to a specified multiple of his or her salary within five years of first becoming eligible to receive grants under the Plan. For purposes of satisfying the guidelines, shares of common stock include shares of common stock units awarded, in-the-money stock options and shares of stock owned by the NEO, his or her spouse and minor children. For the President and CEO, the multiple is five times base salary, for the co-Presidents the multiple is three times, for the Senior Vice Presidents the multiple is two times and for the Vice Presidents, the multiple is one time.

Stock ownership guidelines for directors (discussed below in the section on Directors’ Compensation) were also adopted in March 2015.

Incentive Compensation Recoupment Policy for Executive Officers

The Company’s Incentive Compensation Recoupment Policy (the “Policy”) generally provides that if an executive officer, including any NEO, receives incentive compensation based on the achievement of a performance metric and the Board commences action to restate the calculation of such performance metric within five fiscal years due to a material misstatement or inaccuracy, the Company may require such executive officer to repay all or a portion of the amounts of such incentive compensation that the Board in good faith determines would not have been payable if not for the material misstatement or inaccuracy. The five-year look back limitation does not apply where the Board determines that the executive officer’s fraud, misconduct, negligence or other knowing actual involvement was a contributing factor to the need for the restatement. The Compensation Committee is monitoring the issuance of regulations under the Dodd-Frank Act relating to incentive compensation recoupment and will amend the Policy to the extent necessary to comply with Dodd-Frank.

Hedging and Insider Trading

The Company’s Insider Trading Policy prohibits directors and employees of the Company from hedging their ownership of securities of the Company, including investing in options, puts, calls, short sales, futures contracts or other derivative instruments relating to Company securities, regardless of whether such directors and employees have material nonpublic information about the Company. In addition, the Insider Trading Policy prohibits the Company’s directors and employees from purchasing or selling securities of the Company while in possession of material nonpublic information or otherwise using such information for their personal benefit. Directors and employees are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b-5 of the Exchange Act so that they can prudently diversify their asset portfolios and exercise their stock options before their scheduled expiration dates.

156	Overseas Shipholding Group, Inc.

Employment Agreements

The Company is a party to employment agreements with each of its NEOs, except Mr. Edelson who received a Letter Agreement. Full details on these agreements can be found under the section “Agreements with the Named Executive Officers.”

Risk Mitigation

The Compensation Committee believes that a significant portion of our NEOs’ total compensation should be variable and “at risk,” based upon company, division and individual performance. Performance measures are financial and operational at all three levels. To accomplish this, the Compensation Committee uses a balanced weighting of performance measures and metrics in the Company’s incentive compensation programs to promote the achievement of its annual operating plan and long-term business strategy, build long-term shareholder value and discourage excessive risk taking by eliminating any inducement to over-emphasize one goal to the detriment of others.

To further ensure OSG mitigates excessive risk taking:

•	The Company maintains policies prohibiting insider trading and hedging by directors and executives;
•	The Company has adopted the Incentive Compensation Recoupment Policy for Executive Officers; and
•	The Committee has adopted new stock ownership guidelines for executives and directors in March 2015.

Each of these policies is discussed in greater detail above.

Consideration of Section 162(m) of the Internal Revenue Code

Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million per year paid to the CEO and the three other most highly paid executive officers (other than the CFO). However, Section 162(m) provides an exemption for performance-based compensation. To be performance-based, the compensation must be (i) paid pursuant to a plan approved by stockholders at least once every five years, (ii) based on performance relative to an objective performance measure(s) that was identified in the plan as a possible performance measure, (iii) predicated on performance goal(s) established no later than the end of the first quarter of the performance period, and, in no case, later than 90 days into the performance period and (iv) administered by a committee of independent Directors (as that term is defined within the Section). The Management Incentive Compensation Plan has been structured such that compensation paid pursuant to the Plan may qualify for the performance-based exemption and will be submitted to the Company’s stockholders for approval so that awards granted under the Plan may qualify for the performance-based exemption The Committee intends to capture the tax deduction whenever possible, but believes that stockholder interests are best served if the Compensation Committee’s discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses. Such action may be necessary in order for the Company to meet competitive market pressures and to ensure that it is able to attract and retain top talent to lead the organization successfully.

157	Overseas Shipholding Group, Inc.

COMPENSATION COMMITTEE REPORT

The Compensation Committee, comprised entirely of non-employee, independent directors (as defined in securities law, NYSE listing standards and Section 162(m)), has reviewed the CD&A included in this Annual Report and discussed that CD&A with management. Based on its review and discussion with management, the Compensation Committee approved the CD&A and recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for 2014.

Compensation Committee:
Timothy J. Bernlohr, Chairman
Alexander D. Greene
Samuel H. Norton
Nikolaus D. Semaca

In accordance with the rules of the SEC, the report of the Compensation Committee does not constitute “soliciting material” and is not incorporated by reference in any filings with the SEC made pursuant to the Securities Act of 1933, as amended, or the Exchange Act.

158	Overseas Shipholding Group, Inc.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table includes individual compensation information for services in all capacities for the Company and its subsidiaries by the Named Executive Officers.

Name and Principal Position	Year	Salary (1)	Bonus (2)		Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation (5)	Total

Ian T. Blackley	2014	$493,269		$0	$200,000	$200,000	$819,375		$0	$146,086	$1,858,730
President and Chief	2013	$455,615		$0	$0	$0	$819,375		$0	$271,706	$1,546,696
Executive Officer	2012	$403,000		$0	$339,602	$167,352	$0		$0	$128,207	$1,038,161

Lois K. Zabrocky	2014	$545,192		$0	$200,000	$200,000	$882,000	$		$44,230	$1,871,422
Co- President and Head of	2013	$511,538		$0	$0	$0	$905,625		$0	$39,701	$1,456,864
International Flag SBU	2012	$475,000		$0	$339,602	$167,352	$0		$0	$49,412	$1,031,366

Henry P. Flinter	2014	$361,346		$63,180	$200,000	$200,000	$522,156		$0	$40,672	$1,387,354
Co-President and	2013	$277,302		$21,060	$0	$0	$397,826		$0	$184,763	$880,951
Head of U.S. Flag SBU	2012	$184,990	$		$76,500	$0	$46,247		$0	$40,672	$348,409

Adewale O. Oshodi	2014	$196,127		$159,130	$50,000	$50,000	$133,403		$0	$33,310	$621,970
Vice President	2013	$152,799		$6,210	$0	$0	$96,646		$0	$22,462	$278,117
and Controller	2012	$146,044		$0	$0	$0	$20,116		$0	$23,530	$189,690

Geoffrey L. Carpenter	2014	$100,981		$0	$66,667	$66,667	$41,300		$0	$78,849	$354,464
Vice President and
Treasurer (6)

Robert E. Johnston	2014	$456,615		$0	$0	$0	$1,012,500		$0	$7,334,379	$8,803,494
Former President and Chief Executive Officer	2013	$648,072		$0	$0	$0	$1,113,750		$0	$37,461	$1,799,283
	2012	$575,000		$1,500,000	$363,856	$179,305	$0		$0	$51,151	$2,669,312

James I. Edelson	2014	$391,500		$0	$0	$0	$692,738		$0	$825,409	$1,909,647
Former Senior Vice	2013	$377,000		$0	$0	$0	$541,938		$0	$39,701	$958,639
President, General Counsel	2012	$377,000		$0	$81,603	$191,013	$0		$0	$39,976	$689,592
and Secretary

(1)	The salary amounts reflect the actual salary received during the year. During 2014, the salaries for Messrs., Flinter and Oshodi were increased. The current annual salary for Mr. Flinter is $385,000 and for Mr. Oshodi is $220,000. All employees were paid for 27 pay periods in 2014 instead of 26 pay periods.

(2)	For 2012, the Company paid Mr. Johnston a retention bonus of $1,500,000 pursuant to Retention Bonus Agreements dated as of June 15, 2012. During Bankruptcy the Company put in place a NEIP. Mr. Flinter participated in this plan prior to becoming an NEO in 2013. As a result of his participation in the NEIP I he received payments in 2013 and 2014. Mr. Oshodi also participated in the NEIP I during 2013 and 2014 prior to becoming an NEO in July 2014. Mr. Oshodi received payments for this plan during 2013 and 2014. No other NEO participated in this plan.

(3)	These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to FASB ASC Topic 718. The equity awards granted for 2011 performance were made on February 23, 2012 and, in accordance with SEC disclosure rules, are included in this table for 2012. No equity awards were granted for 2012 or 2013. The equity awards granted in 2014 were made for 2014 performance.

(4)	The amounts in this column for 2014 and 2013 reflect the amounts paid in 2015 and 2014 under the Company’s Cash Incentive Compensation Plan for 2014 and 2013, respectively.

(5)	See All Other Compensation Table below for additional information.

(6)	Mr. Carpenter joined the Company on September 2, 2014.

159	Overseas Shipholding Group, Inc.

ALL OTHER COMPENSATION TABLE

The following table describes each component of the All Other Compensation column for 2014 in the Summary Compensation Table.

Name	Savings Plan Matching Contribution (1)	Qualified Defined Contribution Plan (2)	Nonqualified Defined Contribution Plan (3)	Life Insurance Premiums (4)	Other (5)	Total
Ian T. Blackley	$15,600	$10,400	$0	$1,134	$118,952	$146,086
Lois K. Zabrocky	$15,600	$10,400	$0	$1,134	$17,096	$44,230
Henry P. Flinter	$15,600	$10,400	$0	$1,134	$13,538	$40,672
Adewale O. Oshodi	$15,600	$10,400	$0	$871	$6,439	$33,310
Geoffrey L. Carpenter	$0	$2,269	$0	$378	$76,202	$78,849
Robert E. Johnston	$15,600	$10,400	$0	$2,861	$7,305,518	$7,334,379
James I. Edelson	$15,600	$10,400	$0	$1,134	$798,275	$825,409

(1)	Constitutes the Company’s matching contributions under the Savings Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(2)	Constitutes the Company’s four percent contributions under the Savings Plan, which is described in the Compensation Discussion and Analysis section of this Annual Report.

(3)	The Company’s Supplemental Plan was frozen upon the Company’s bankruptcy in November 2012. Interest on the balances accrued from the petition date of November 12, 2012 through December 31, 2014 are included as earnings, and no contributions were made in 2014.

(4)	Life insurance premiums represent the cost of term life insurance paid on behalf of the NEO.

(5)	Other includes (i) $94,760 paid to reimburse Mr. Blackley, a United States citizen, for the amount of income taxes he is required to pay to the United Kingdom tax authorities, a payment know as tax equalization and (ii) fees of $14,000 paid in 2014 to an accounting firm selected by the Company to prepare Mr. Blackley’s income tax returns and calculate the tax equalization amount. In addition, other includes (i) $75,000 in connection with relocation expenses for Mr. Carpenter; (ii) severance payments to Mr. Johnston of $675,000, whose employment terminated on August 11, 2014, and payment of $6,399,259 in full satisfaction of his entitlement under the Company’s Supplemental Executive Savings Plan per his agreement with the Company on March 22, 2013. In addition he will receive a monthly consulting fee of $56,250 during the consulting period ending on December 31, 2015 of which $225,000 was paid in 2014; and (iii) a settlement payment to Mr. Edelson from the Company in the amount of $782,037 to settle his claims arising from his pre-Bankruptcy employment arrangements. Other also includes the following amounts for each NEO under plans and arrangements generally maintained by the Company for all employees (other than “umbrella” liability insurance coverage): (a) medical and dental coverage premiums of $2,440 for Mr. Johnston, $5,461 for Mr. Blackley, $12,075 for each of Ms. Zabrocky and Mr. Edelson, $10,305 for Mr. Flinter, $4,541 for Mr. Oshodi and $570 for Mr. Carpenter; (b) long term and short term disability plan premiums of $2,627 for Mr. Johnston, $2,819 for Mr. Blackley, $3,109 for Ms. Zabrocky, $2,041 for Mr. Flinter, $1,177 for Mr. Oshodi, $592 for Mr. Carpenter and $2,250 for Mr. Edelson; (c) $720 paid under the Company’s Transportation Program, a tax-free, commuter subsidy program for employees located in New York (Messrs. Johnston and Flinter are not eligible for this program), except Mr. Carpenter who received $240; and (d) a premium for excess liability insurance coverage for each NEO of $1,192 except Messrs. Oshodi and Carpenter whose premium is $0.

160	Overseas Shipholding Group, Inc.

GRANTS OF PLAN-BASED AWARDS

The following table lists the grants made in fiscal 2014 to the NEOs under the Company’s Cash Incentive Compensation Plan and the Company’s Management Incentive Compensation Plan, the Company’s only incentive award plans in 2014. The former CEO retired from the Company in August 2014 and was paid his target cash incentive award at that time.

		Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Incentive Plan Awards			Threshold	Target	Maximum	Units	Options	Awards	Awards (3)
Name	Grant Date (1)	Threshold	Target	Maximum	(#)	(#)	(#)	(#)	(#)	($/Sh)

Ian T. Blackley	3/3/2014	$463,125	$712,500	$890,625	-	-	-	-	-	-	-
	9/29/2014	-	-	-	-	-	-	54,795	-	-	$200,000
	9/29/2014	-	-	-	-	-	-	-	126,582	$3.65	$200,000

Lois K. Zabrocky	3/3/2014	$511,875	$787,500	$984,375	-	-	-	-	-	-	-
	9/29/2014	-	-	-	-	-	-	54,795	-	-	$200,000
	9/29/2014	-	-	-	-	-	-	-	126,582	$3.65	$200,000
									-	-	-
Henry P. Flinter	3/3/2014	$312,813	$481,250	$601,563	-	-	-	-	-	-	-
	9/29/2014	-	-	-	-	-	-	54,795	-	-	$200,000
	9/29/2014	-	-	-	-	-	-	-	126,582	$3.65	$200,000

Adewale O. Oshodi	3/3/2014	$78,650	$121,000	$151,250	-	-	-	-	-	-	-
	9/29/2014	-	-	-	-	-	-	13,699	-	-	$50,000
	9/29/2014	-	-	-	-	-	-	-	31,646	$3.65	$50,000

Geoffrey L. Carpenter	9/2/2014	$76,700	$118,000	$147,500	-	-	-	-	-	-	-
(2)	9/29/2014	-	-	-	-	-	-	18,265	-	-	$66,667
	9/29/2014	-	-	-	-	-	-	-	42,194	$3.65	$66,667

Robert E. Johnston	3/3/2014	$658,125	$1,012,500	$1,281,875	-	-	-	-	-	-	-

James I. Edelson	3/3/2014	$428,838	$659,750	$824,688	-	-	-	-	-	-	-

(1)	Grant date is the date on which the Compensation Committee approved the goals under the Company’s Cash Incentive Compensation Plan for 2014. The grant date from Mr. Carpenter is set at his hire date with the Company.

(2)

These payout awards assume Mr. Carpenter was employed by the Company for all of 2014. Mr. Carpenter started his employment on September 2, 2014 and his actual estimated payout awards are a pro-rated portion of these amounts.

(3)	For information with respect to grant date fair values see Note 14, “Capital stock and Stock Compensation,” to the Company’s consolidated financial statements included in “Item 8 — Financial Statement and Supplementary Data.”

AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

The Company was a party to employment agreements with each of the NEOs, other than Messrs. Johnston and Edelson.

The employment agreements provide for annual base salaries of $675,000 for Mr. Blackley; $525,000 for Ms. Zabrocky; $385,000 for Mr. Flinter; $295,000 for Mr. Carpenter; and $220,000 for Mr. Oshodi. The employment agreements also provide that for each year of employment during their terms, the executives will be eligible for annual bonuses, which are based on performance relative to objective Company and individual performance criteria established by the Compensation Committee. The individual Target Bonus opportunities are 150% of base salary for Mr. Blackley and Ms. Zabrocky; 125% of base salary for Mr. Flinter; 40% of base salary for Mr. Carpenter; and 55% of base salary for Mr. Oshodi. Actual annual bonuses may range from zero up to a maximum of 130% of the Target Bonus.

161	Overseas Shipholding Group, Inc.

Under the terms of their agreements, the NEOs are variously entitled to special payments and/or bonuses. Mr. Blackley is entitled to a one-time payment of $475,000, as previously noted, under the Company’s Retention Bonus Plan. All of the employment agreements provide for vacation in accordance with the policy of OSG, as well as to participate in medical, dental and life insurance, retirement and other benefit plans as may be in effect from time to time.

Pursuant to the employment agreements, the NEOs are eligible to receive equity grants periodically, subject to the Board approval. The form(s) of equity granted and the specific vesting terms are to be established by the Compensation Committee at the time of each grant, and all grants are to be governed by the terms and conditions set forth in the specific grant agreements and the Company’s equity incentive plan.

The agreement of Mr. Blackley provides for an initial equity grant with a grant date value of $2,500,000. The form of Mr. Blackley’s grant is as follows: one-third in stock options, one-third in time-based restricted stock units and one-third in performance-based restricted stock units. The time-based equity will vest ratably on each of the first three anniversaries of the date of grant. The performance-based equity will vest subject to the achievement of the approved performance criteria as to be established by the Compensation Committee following the grant date of such award.

The NEO employment agreements provide for severance in the event of termination without cause or resignation with good reason as follows.

All NEOs are entitled to the Accrued Payments under their employment agreements, which include:  (i) any earned, unpaid base salary through the date of termination, (ii) any earned, unpaid Annual Bonus applicable to the performance year prior to the termination, (iii) payment for any accrued, but unused vacation through the date of termination and (iv) reimbursement of any business expenses not reimbursed as of the date of termination.

Additionally, the NEO employment agreements provide for the following:

Mr. Blackley –  (i) salary continuation for a period of 24 months, in accordance with the Company’s standard payroll practices, (ii) a lump sum payment in the amount equal to his Target Bonus in effect for the year of termination plus a payment equal to a pro rata Target Bonus for the year of termination and (iii) accelerated vesting of all unvested equity.

Ms. Zabrocky and Mr. Flinter –  (i) salary continuation for a period of 24 months, in accordance with the Company’s standard payroll practices and (ii) a lump sum payment in the amount equal to his or her Target Bonus in effect for the year of termination.

Messrs. Carpenter and Oshodi –  (i) salary continuation for a period of 18 months, in accordance with the Company’s standard payroll practices and (ii) a lump sum payment in the amount equal to his pro rata Target Bonus in effect for the year of termination, the pro rata portion calculated to be a fraction the numerator of which is the number of months worked from the effective date of the contract and the denominator of which is 36.

If an executive’s employment is terminated by the Company for cause or by the executive without Good Reason, the Company’s obligations will be limited to the Accrued Payments, which are essentially payments due through the date of termination.

If an executive’s employment is terminated by reason of Death or Disability, the Company will pay the executive or the executive’s estate, the Accrued Payments. Additionally, Mr. Blackley would receive accelerated vesting of his unvested equity awards.

In addition, on February 3, 2015, the Company entered into a letter agreement with Mr. Edelson, which provides that if his employment is terminated by the Company for any reason other than for cause or as a result of his death or disability, in each case as defined in such letter agreement, Mr. Edelson will be entitled to a pro-rata bonus for the year of termination. Mr. Edelson’s right to receive that pro-rata bonus is subject to his execution, following the termination of his employment, of a letter releasing the Company from certain claims.

The Company also executed a settlement, release and indemnity agreement with Mr. Edelson on February 3, 2015. Such agreement was approved by the Bankruptcy Court on February 23, 2015. The agreement provides for the resolution of disputed claims filed by Mr. Edelson in connection with the Company’s bankruptcy filing, including the payment of $782,037 by the Company to Mr. Edelson and for the mutual release and indemnification of the Company and Mr. Edelson.

162	Overseas Shipholding Group, Inc.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information as of December 31, 2014 concerning the holdings of stock options and stock awards by the NEOs. This table includes unexercised and unvested option and stock awards. Awards of options and restricted stock units vest in three equal annual installments commencing one year after the date of grant.. The market value of the stock awards is based on the deemed fair market value of the Company’s Class A common stock as of December 31, 2014, which was $3.65 per share. Additional information regarding these awards is included in the Compensation Discussion and Analysis section of this Annual Report.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Ian T. Blackley	-	126,582	(1)	-	$3.65	9	/29/24	54,795	(2)	$200,000	-	-

Lois K. Zabrocky	-	126,582	(1)	-	$3.65	9	/29/24	54,795	(2)	$200,000	-	-

Henry P. Flinter	-	126,582	(1)	-	$3.65	9	/29/24	54,795	(2)	$200,000	-	-

Adewale O. Oshodi	-	31,646	(1)	-	$3.65	9	/29/24	13,699	(3)	$50,000	-	-

Geoffrey L. Carpenter	-	42,194	(1)	-	$3.65	9	/29/24	18,265	(4)	$66,667	-	-

(1)	The option to purchase these shares of Common Stock was granted pursuant to the 2014 Overseas Shipholding Group, Inc. Management Incentive Compensation Plan and will become exercisable as to one third of such shares on each of the first, second and third anniversaries of the grant date of September 29, 2014.

(2)	Of these shares of restricted stock, 18,265 shares will vest on each of September 29, 2015, September 29, 2016 and September 29, 2017.

(3)	Of these shares of restricted stock, 4,566 shares will vest on each of September 29, 2015, and September 29, 2016 and 4,567 shares will vest on September 29, 2017.

(4)	Of these shares of restricted stock, 6,088 shares will vest each of on September 29, 2015, and September 29, 2016 and 6,089 shares will vest on September 29, 2017.

163	Overseas Shipholding Group, Inc.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the vesting of restricted stock held by the NEOs in 2014. There were no stock options exercised by the NEOs in 2014. On June 5, 2014 unvested restricted stock awards, stock options and performance awards were cancelled.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting
Ian T. Blackley	-	-	5,713	$30,565
Lois K. Zabrocky	-	-	5,802	$31,041
Henry P. Flinter	-	-	3,060	$16,371
Adewale O. Oshodi	-	-	472	$2,525
Geoffrey L. Carpenter	-	-	0	$0
Robert E. Johnston	-	-	6,135	$32,822
James I. Edelson	-	-	3,696	$19,774

(1)	The NEO acquired these shares of common stock on February 25, 2014 at a market price of $5.35 as a result of the lapse of vesting restrictions on these shares.

NONQUALIFIED DEFERRED COMPENSATION

The following table provides information with respect to the deferral of compensation on a non-tax qualified basis to the Supplemental Plan for each NEO in fiscal 2014. In connection with the Company’s Chapter 11 filing, the Company ceased to provide additional benefits under the Supplemental Plan and account balances under such plan were frozen as of November 14, 2012. The Plan was amended in October 2014 to provide for interest at an annual rate of 2.98% from the petition date of November 14, 2012 through the termination date of the participant. The plan remains frozen to new participants.

Name	Executive Contributions in 2014	Company Contributions in 2014	Aggregate Earnings/Losses in 2014(1)		Aggregate Withdrawals/ Distributions in 2014	Aggregate Balance at December 31, 2014(2)
Ian T. Blackley	$-	$-		$13,468	$-	$225,780
Lois K. Zabrocky	$-	$-		$10,511	$-	$176,199
Henry P. Flinter	$-	$-		$3,521	$-	$59,021
Adewale O. Oshodi	$-	$-		$-	$-	$0
Geoffrey L. Carpenter	$-	$-		$-	$-	$0
Robert E. Johnston	$-	$-	$		$6,399,259	$0
James I. Edelson	$-	$-		$11,326	$-	$189,863

•	The aggregate earnings constitute accrued interest from the petition date of November 12, 2012 through December 31, 2014. There were no executive or Company contributions in 2014.
•	Constitutes the aggregate balance under the Supplemental Plan for each NEO at the fiscal year end.

Tax Equalization Agreement and Housing Allowance Arrangement with Mr. Blackley

In connection with Mr. Blackley’s appointment as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd., a subsidiary of the Company, effective September 1, 2005, and his relocation from New York to Newcastle, United Kingdom, the Company agreed to reimburse Mr. Blackley, a United States citizen, for the amount of income taxes he is required to pay to the United Kingdom Inland Revenue Service (such payments are known as tax equalization payments). In 2014, the Company paid $94,760 on behalf of Mr. Blackley in tax equalization payments. Mr. Blackley is responsible for paying his United States income taxes. Mr. Blackley returned to New York in April 2013.

164	Overseas Shipholding Group, Inc.

POTENTIAL PAYMENTS UPON TERMINATION

The following table discloses the amounts that would have been payable to each NEO (other than Mr. Johnston who was not employed by the Company on December 31, 2014) upon termination of their employment, assuming for this purpose that such termination occurred on December 31, 2014. At December 31, 2014, no NEO was eligible for normal retirement at age 65. The table excludes amounts payable pursuant to the Supplemental Plan and pursuant to plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the Savings Plan.

Event(1)	Ian T Blackley	Lois K. Zabrocky	Henry P. Flinter	Adewale O. Oshodi	Geoffrey Carpenter	James I. Edelson

Voluntary Termination without Good Reason
Cash severance payment	$0	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0	$0

Involuntary Termination Without Cause or Voluntary Termination for Good Reason
Cash severance payment (2)	$950,000	$1,050,000	$770,000	$330,000	$442,500	$0
Pro rata short-term (annual) incentive (3)	$0	$0	$0	$10,083	$9,833	$377,000
Bonus Payment (4)	$712,500	$787,500	$481,250	$0	$0	$0
Retention Bonus Payment (5)	$475,000	$525,000	$0	$220,000	$147,500	$377,000
Total	$2,137,500	$2,362,500	$1,251,250	$560,083	$599,983	$754,000
Death / Disability
Pro rata short term (annual) incentive (3)	$0	$0	$0	$0	$0	$0
Retention Bonus Payment (5)	$475,000	$525,000	$0	$220,000	$147,500	$377,000
Total	$875,000	$525,000	$0	$220,000	$147,500	$377,000

Notes:

(1)	The values in this table reflect estimated payments associated with various termination scenarios. The table includes all outstanding grants through the assumed termination date of December 31, 2014.

(2)	Cash severance payment equal to 24 months of base salary for Messrs. Blackley and Flinter and Ms. Zabrocky and 18 months of base salary for Messrs. Oshodi and Carpenter.

(3)	Pro rata bonus equal to the NEO’s Target cash incentive bonus under the Management Incentive Compensation Plan, pro-rated based on the portion of the year that the NEO was employed. For Messrs. Oshodi and Carpenter, a lump sum payment in the amount equal to his pro rata Target Bonus in effect for the year of termination, the pro rata portion calculated to be a fraction the numerator of which is the number of months worked from the effective date of the contract and the denominator of which is 36. In connection with the settlement of his claims arising from his pre-Bankruptcy employment arrangements, Mr. Edelson entered into an agreement entitling him to receive a pro rata portion of his AIP in the event of a termination of his employment.

(4)	A lump sum payment in the amount equal to the NEOs Target Bonus in effect for the year of termination.

(5)	Under the Retention Bonus Plan certain employees are eligible to earn a retention award. The participant must remain employed by the Company through December 19, 2016 (the “Retention Period”). If the participant voluntarily terminates employment or is terminated by the company for cause before the end of the Retention Period, he or she will forfeit the full amount of the award. If the participant’s employment is terminated by the Company during the Retention Period, other than for cause, or the participant’s employment is terminated as a result of death or disability, the full amount of the retention award will be paid upon such termination. Awards under the Retention Bonus Plan will be paid in a lump sum payment following completion the Retention Period.

165	Overseas Shipholding Group, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2014, prior to the Company’s emergence from Bankruptcy on August 5, 2014 (the “First Seven Month Period”), the Compensation Committee consisted of Messrs. Charles A. Fribourg (Chairman), Oudi Recanati, Thomas B. Coleman and Jean-Paul Vettier and on and after August 5, 2014, (the “Last Five Month Period”) the Compensation Committee consisted of Timothy J. Bernlohr (Chairman), Alexander D. Greene, Samuel H. Norton and Nikolaus D. Semaca. No member of the Compensation Committee was, during fiscal year 2014, an officer or employee of the Company or was formerly an officer of the Company. In addition no member of the Compensation Committee, during fiscal year 2013, had any relationship requiring disclosure by the Company as a related party transaction under Item 404 of Regulation S-K promulgated under the Exchange Act. No executive officer of the Company served on any board of directors or compensation committee of any other company for which any of the Company’s directors served as an executive officer at any time during fiscal 2014.

DIRECTOR COMPENSATION

During the First Seven Month Period, directors of the Company received an annual retainer, payable quarterly, of $50,000 and a fee of $2,000 for each meeting of the Board of Directors they attended. During the First Seven Month Period, the non-Executive Chairman of the Board of Directors received an additional annual retainer, payable quarterly, of $125,000. During the First Seven Month Period, the Chairman of the Audit Committee, the Compensation Committee and the Corporation Governance and Nominating Committee received additional annual retainers payable quarterly of $15,000, $10,000 and $7,500, respectively. Each member of the three committees received a fee of $2,000 for each committee meeting he attended.

Under the 2004 Stock Incentive Plan, which was terminated during the First Seven Month Period, the Board had the discretion to grant various types of equity-based awards to non-employee directors. During the First Seven Month Period, the Board did not grant any equity-based awards to directors.

The following table shows the total compensation paid to the Company’s directors during the First Seven Month Period.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas B. Coleman	51,875	—	—	—	51,875
Charles A. Fribourg	57,850	—	—	—	57,850
Joel I. Picket	57,875	—	—	—	57,875
Ariel Recanati	55,875	—	—	—	55,875
Oudi Recanati	56,356	—	—	—	56,356
Thomas F. Robards	64,838	—	—	—	64,838
Jean-Paul Vettier	41,875	—	—	—	41,875
Michael J. Zimmerman	132,563	—	—	—	132,563

(1)	Consists of annual Board fees, annual Board Chairman and annual Chairman of the Audit, Compensation and Corporate Governance and Nominating Committees fees and Board and Committee meeting fees.

During the Last Five Month Period, directors of the Company other than the non-Executive Chairman of the Board received an annual retainer, payable quarterly, of $70,000 and a fee of $1,500 for each meeting of the Board of Directors or any committee of the Board of which they were a member they attended in excess of the first eight meetings. The non-Executive Chairman of the Board of Directors received an annual retainer of $125,000, payable quarterly, and a fee of $1,500 for each meeting of the Board of Directors he attended in excess of the first eight meetings. The Chairman of each of the Audit Committee, the Compensation Committee and Corporate Governance Committee, received additional annual retainers, payable quarterly, of $20,000 and each other member of such committees received additional annual retainers, payable quarterly, of $10,000.

166	Overseas Shipholding Group, Inc.

On August 12, 2014, the Board of Directors approved grants of 58,333 shares of Class A Common Stock to the non-Executive Chairman of the Board, having an aggregate fair market value of $175,000 and to each other director of 33,333 shares of Class A Common Stock having a fair market value of $100,000, in each case vesting in full on August 13, 2015, subject to the director continuing to provide services to the Company as of such date.

The following table shows the total compensation paid to the Company’s directors during the Last Five Month Period:

Name	Fees earned or Paid in Cash ($) (1)	Stock Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy J. Bernlohr	61,950	100,000	----	----	161,950
Alexander D. Greene	69,450	100,000	----	----	169,450
Samuel H. Norton	66,450	100,000	----	----	166,450
John J. Ray, III (2)	61,125	175,000	----	----	236,125
Nikolaus D. Semaca	75,450	100,000	----	----	175,450
Ronald Steger	69,450	100,000	----	----	169,450
Gary Eugene Taylor	57,900	100,000	----	----	157,900
Douglas D. Wheat	60,450	100,000	----	----	160,450
Gregory A. Wright	52,950	100,000	----	----	152,950

(1)	Consists of annual Board fees, annual Board Chairman and annual Chairman of the Audit, Compensation and Corporate Governance and Nominating Committees fees, and Board and Committee meeting fees.

(2)	Mr. Ray resigned from the Board of Directors on March 3, 2015.

At December 31, 2014, each non-employee director other than John J. Ray, III held 33,333 unvested shares of Class A Common Stock and Mr. Ray held 58,333 unvested shares of Class A Common Stock.

In January 2015, the Board increased the annual retainer for 2015 for each director of the Company other than the non-Executive Chairman of the Board to $120,000, payable quarterly, and eliminated all meeting fees. The Board also increased the annual retainer for 2015 for the non-Executive Chairman of the Board to $215,000, payable quarterly, and eliminated all meeting fees. The Board increased the additional annual retainers of each of the Chairman of the Audit Committee and the Compensation Committee to $30,000, payable quarterly, while maintaining the additional annual retainer of the Chairman of the Corporate Governance Committee at $20,000, payable quarterly. The Board also decreased the additional annual retainer for 2015 of each member (other than the Chairman) of the Audit Committee and the Compensation Committee to $15,000, payable quarterly, and decreased the additional annual retainer of each member of the Corporate Governance Committee to $10,000, payable quarterly. The Board also increased the annual equity retainer for 2015 for the Non-Executive Chairman of the Board to $180,000 while maintaining the annual equity retainer for each other director at $100,000.

Director Stock Ownership Guidelines

The Company encourages stock ownership by directors in order to more strongly align interests of directors with the long-term interests of the Company’s stockholders. To further stock ownership by directors, the Board believes that regular grants of equity compensation should be a significant component of director compensation.

On April 9, 2013, the Board waived the director stock ownership guidelines. In March 2015, the Board adopted stock ownership guidelines for non-employee directors. Under the stock ownership guidelines, each non-employee director is expected within the later of (i) five years after becoming a director and (ii) March 2020, to own shares of common stock (including restricted stock units convertible into shares of stock and stock owned by his spouse and minor children), whose market value would equal at least three times his annual cash base retainer.

167	Overseas Shipholding Group, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

INFORMATION AS TO STOCK OWNERSHIP

Principal Securityholders

The following table sets forth information as of March 2, 2015 regarding the beneficial ownership of Company’s common stock by (i) each person or group who beneficially owns more than 5% of the outstanding common stock, (ii) each of the Company’s five named executive officers, (iii) each of the Company’s directors and (iv) all of the Company’s executive officers and directors as a group. The percentage of beneficial ownership is based on 316,425,442 shares of the Company’s common stock outstanding as of March 2, 2015, consisting of 310,752,322 shares of the Company’s Class A Common Stock and 5,673,120 shares of the Company’s Class B Common Stock. On March 2, 2015, there were 210,145,872 Class A Warrants and 2,251,022 Class B Warrants that were not included in that calculation other than to the extent set forth below.

The information with respect to beneficial ownership by the foregoing stockholders was prepared based on information supplied to us by such stockholders. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options or warrants exercisable within 60 days are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to these tables and subject to applicable community property laws, the Company believes that each beneficial owner identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the beneficial owner. Unless otherwise indicated in the table or footnotes thereto, the address for each beneficial owner is c/o Overseas Shipholding Group, Inc., 1301 Avenue of the Americas, New York, NY 10019.

Name	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Class Beneficially Owned
5% Stockholders
Alden Funds(2)	34,798,966	11.0%
BlueMountain Funds(3)	57,474,992	18.2%
Luxor Funds(4)	33,120,444	10.5%
Caxton Funds(5)	43,486,841	13.7%
Paulson Funds(6)	61,384,234	19.5%
Cyrus Funds(7)	57,766,268	18.3%
Executive Officers and Directors
Ian T. Blackley	3,447	*
Lois K. Zabrocky	1,462	*
Henry P. Flinter	-	-
Adewale O. Oshodi	561	*
Geoffrey L. Carpenter	-	-
Douglas D. Wheat	33,333	*
Timothy J. Bernlohr	33,333	*
Alexander D. Greene	33,333	*
Samuel H. Norton	33,333	*
Nikolaus D. Semaca	33,333	*
Ronald Steger	33,333	*
Gary Eugene Taylor	33,333	*
Gregory A. Wright	33,333	*
Executive Officers and Directors as a Group (14 Persons)	272,134	*

* Less than 1%

168	Overseas Shipholding Group, Inc.

(1)	Includes shares of Class A Common Stock underlying all Class A Warrants owned and shares of Class B Common Stock underlying all Class B Warrants owned and assumes gross exercise of warrants without withholding pursuant to the cashless exercise procedures, from the number of shares of Class A Common Stock otherwise deliverable to the exercising warrantholder, a number of shares of stock equal in value to the aggregate price as to all shares required to be delivered pursuant to such exercise. The Class A Warrants and Class B Warrants are immediately exercisable, but may only be exercised with our consent and are subject to certain citizenship rules and limitations on exercise, sale, transfer or other disposition.

(2)	Based on Schedule 13G filed on August 15, 2014 with the SEC by the Alden Funds with respect to beneficial ownership of (i) 2,681,930 shares by Alden Global Adfero BPI Fund, Ltd. (“Alden Global Adfero”), (ii) 6,660,229 shares by Alden Global Opportunities Master Fund, L.P. (“Alden Global Master”), (iii) 1,430,972 shares by Wilshire Institutional Master Fund II SPC - Wilshire Alden Global Event Driven Opportunities Segregated Portfolio (“Wilshire Alden”), (iv) 17,438,054 shares by Alden Global Value Recovery Master Fund, L.P. (“Alden Global Value”), (v) 6,587,781 by Turnpike Limited, (vi) 34,798,966 by Alden Global Capital Limited and (vii) 34,798,966 by Alden Global Capital LLC. Alden Global Capital LLC is the investment manager to Alden Global Adfero and investment sub-adviser to Alden Global Master, Wilshire Alden, Alden Global Value and Turnpike Limited. Alden Global Capital Limited is investment sub-advisor to Alden Global Adfero and Wilshire Alden, and investment manager to Alden Global Master, Alden Global Value and Turnpike Limited. The address of the principal business office of Alden Global Adfero, Alden Global Master and Turnpike Limited is c/o Ogier Fiduciary Svcs (Cayman) Ltd., 89 Nexus Way, Camana Bay, Cayman Islands KY1-9007. The address of the principal business office of Wilshire Alden is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands. The address of the principal place of business of Alden Global Value and Alden Global Capital Limited is c/o Alden Global Capital Limited, Third Floor, One Waverley Place, Union Street, St. Helier, Jersey JE2 3RF. The address of the principal business office of Alden Global Capital LLC is 885 Third Avenue, 34th Floor, New York, NY 10022.

(3)	Based on Schedule 13D filed on August 15, 2014 with the SEC by the BlueMountain Funds with respect to beneficial ownership of (i) 57,474,992 shares by BlueMountain Capital Management, LLC (“Investment Manager”), (ii) 56,775,644 shares by BlueMountain GP Holdings, LLC (“GP Holdings”), (iii) 56,775,644 shares by BlueMountain Nautical LLC (“Nautical”), (iv) 56,775,644 shares by BlueMountain Guadalupe Peak Fund L.P. (“Guadalupe”), (v) 56,775,644 shares by BlueMountain Long/Short Credit GP, LLC (“General Partner”) and (vi) 699,348 shares by BlueMountain Long/Short Credit & Distressed Reflection Fund PLC, a sub fund of AAI BlueMountain Fund PLC (“AAI”). The principal business of: (i) each of Nautical, AAI and Guadalupe is to serve as a private investment fund; (ii) the General Partner is to serve as the general partner of Guadalupe and certain other private funds for which the Investment Manager serves as investment manager; (iii) GP Holdings is to serve as the sole owner of the General Partner and a number of other entities which act as the general partner of private investment funds for which the Investment Manager serves as investment manager (including Nautical, AAI and Guadalupe); and (iv) the Investment Manager is to serve as investment manager to a number of private investment funds (including Nautical, AAI and Guadalupe) and to make investment decisions on behalf of those private funds. The business address of Nautical, Guadalupe, the General Partner, Investment Manager and GP Holdings is 280 Park Avenue, 12th Floor, New York, New York 10017. The business address of AAI is Beaux Lane House, Mercer Street Lower, Dublin 2, Ireland.

(4)	Based on Schedule 13G filed on February 17, 2015 with the SEC by the Luxor Funds with respect to beneficial ownership of (i) 14,053,886 shares by Luxor Capital Partners, LP (the “Onshore Fund”), (ii) 2,853,602 shares by Luxor Wavefront, LP (the “Wavefront Fund”), (iii) 14,409,833 shares by Luxor Capital Partners Offshore Master Fund, LP (the “Offshore Master Fund”), (iv) 14,409,833 shares by Luxor Capital Partners Offshore, Ltd. (the “Offshore Feeder Fund”), (v) 889,567 shares by Luxor Spectrum Offshore Master Fund, LP (the “Spectrum Master Fund”), (vi) 889,567 shares by Luxor Spectrum Offshore, Ltd. (the “Spectrum Feeder Fund”), (vii) 32,206,888 shares by LCG Holdings, LLC (“LCG Holdings”), (viii) 33,120,444 shares by Luxor Capital Group, LP (“Luxor Capital Group”), (ix) 33,120,444 by Luxor Management, LLC (“Luxor Management”) and (x) 33,120,444 by Christian Leone (“Mr. Leone”). The Offshore Master Fund is a subsidiary of the Offshore Feeder Fund, and the Spectrum Master Fund is a subsidiary of the Spectrum Feeder Fund. LCG Holdings is the general partner of the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Spectrum Master Fund. Luxor Capital Group acts as the investment manager of the Onshore Fund, the Wavefront Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Spectrum Feeder Fund and the Spectrum Master Fund (collectively, the “Funds”) and to an account it separately manages (the “Separately Managed Account”). Luxor Management is the general partner of Luxor Capital Group. Mr. Leone is the managing member of Luxor Management. Mr. Leone is the managing member of LCG Holdings. By virtue of these relationships, LCG Holdings may be deemed to have voting and dispositive power with respect to the shares of Common Stock (as defined below) owned directly by the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Spectrum Master Fund. By virtue of these relationships, each of Luxor Capital Group, Luxor Management and Mr. Leone may be deemed to have voting and dispositive power with respect to the shares of Common Stock beneficially owned by the Funds and the Separately Managed Account. The principal business address of each of the Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, LCG Holdings and Mr. Leone is 1114 Avenue of the Americas, 29th Floor, New York, New York 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund, the Spectrum Master Fund and the Spectrum Feeder Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

169	Overseas Shipholding Group, Inc.

(5)	Based on Schedule 13D filed on August 7, 2014 with the SEC by the Caxton Funds with respect to beneficial ownership of 10,885,235 shares by each of Caxton International Limited (“Caxton International”), Caxton Associates LP (“Caxton”), Canterbury Holdings (USA) LLC (“Canterbury USA”), Canterbury Holdings Limited (“Canterbury Guernsey”), Andrew E. Law (“Law”) and Peter W. Agnes III (“Agnes”). The address of Caxton International is Maple Corporate Services (BVI) Ltd. Kingston Chambers, P.O. Box 173, Road Town, Tortola, B.V.I. The address of Caxton is 731 Alexander Road, Bldg. 2, Princeton, NJ 08540. The address of Canterbury USA is 500 Park Avenue, New York, NY 10022. The address of Law and of Agnes is c/o Caxton Associates LP, Attention Scott B. Bernstein, General Counsel, 731 Alexander Road, Bldg. 2, Princeton, NJ 08540.

(6)	Based on Schedule 13G filed on September 10, 2014 with the SEC by Paulson & Co. Inc. (“Paulson”) with respect to beneficial ownership of 61,384,234 shares by Paulson. Paulson is the investment manager of PCO Shipping LLC and certain separately managed accounts (collectively, the “Paulson Accounts”), which in the aggregate hold or own 56,425,082 shares of Class A Common Stock and 4,959,152 Class A Warrants. The address of Paulson and the Paulson Accounts is c/o Paulson & Co. Inc., 1251 Avenue of the Americas, 50 th Floor, New York, NY 10020.

(7)	Based on Schedule 13G filed on September 10, 2014 with the SEC by Cyrus Capital Partners, L.P. (“CCP”) with respect to beneficial ownership of 57,766,268 shares by each of CCP and Cyrus Capital Partners GP, L.L.C. (“CCPGP”). As the (i) principal of CCP and (ii) principal of Cyrus Capital Partners GP, L.L.C., the general partner of CCP, Stephen C. Freidheim (“Freidheim”) may be deemed the beneficial owner of 57,766,268 shares of Class A Common Stock. The address of each of CCP, CCPGP and Freidheim is 399 Park Avenue, 39 th Floor, New York, NY 10022.

The following table provides information as of December 31, 2014 with respect to the Company’s equity compensation plans, which have not yet been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans, see Note 14, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.” .

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans not approved by security holders	453,586	$3.65	38,503,722	*

*	Consists of 36,153,716 Class A shares eligible to be granted under the Company’s 2014 Management Incentive Compensation Plan and 2,350,006 shares under the 2014 Non-Employee Director Incentive Compensation Plan.

170	Overseas Shipholding Group, Inc.

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

Independence.

Under the Corporate Governance Guidelines, which incorporate the standards established by the NYSE, the Board must consist of a majority of independent directors. As determined by the Board, as of the date of this Annual Report on Form 10-K, all of the Company’s directors other than John J. Ray III have been determined to be independent under the Corporate Governance Guidelines because no relationship was identified that would automatically bar them from being characterized as independent, and any relationships identified were not so material as to impair their independence. The Board annually reviews relationships that directors may have with the Company to make a determination of whether there are any material relationships that would preclude a director from being independent.

 Mr. John J. Ray III was appointed by the Board as Chief Reorganization Officer (“CRO”) of the Company effective as of November 14, 2012. In connection with the appointment of Mr. Ray, the Company entered into an engagement letter agreement dated November 1, 2012 (the 2012 “Engagement Letter”) with Greylock Partners, LLC (“Greylock Partners”) for Greylock Partners to provide the Company with financial and reorganization consulting services. Mr. Ray is a Senior Managing Director and founder of Greylock Partners. None of the entities with which Mr. Ray has been principally occupied or employed over the five years prior to Mr. Ray’s appointment as CRO is or was a parent, subsidiary or other affiliate of the Company. Mr. Ray’s position as CRO ended on the Company’s emergence from bankruptcy.

171	Overseas Shipholding Group, Inc.

Mr. Ray was elected Chairman of the Board upon the Company’s emergence from bankruptcy. On August 6, 2014, the Company and Greylock Partners entered into another Engagement Letter (the “2014 Engagement Letter”) for Greylock Partners to provide the Company with services relating to bankruptcy claim distributions, claims reconciliation and resolution, periodic reporting to the U.S. Trustee’s office and other matters relating to emergence from the bankruptcy.

Each of the 2012 Engagement Letter and the 2014 Engagement Letter provides that the Company will pay to Greylock Partners hourly fees for services provided by individuals employed by Greylock Partners. The Company also agreed to reimburse Greylock Partners for reasonable expenses incurred in connection with provision of its services to the Company. The Company paid Greylock Partners fees of $15,258,000 for services rendered to the Company for 2014. Either the Company or Greylock Partners may terminate the 2012 Engagement Letter or the 2014 Engagement Letter upon 30 days’ notice. Mr. Ray is not an employee of the Company as his services are provided by Greylock Partners as an independent contractor. Mr. Ray is afforded indemnification by the Company and is provided coverage under the Company’s director and officer insurance policies. Mr. Ray resigned as Chairman of the Board on December 19, 2014 and as a director on March 3, 2015.

172	Overseas Shipholding Group, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed PricewaterhouseCoopers as independent registered certified public accounting firm for the Company and its subsidiaries for the year 2014. PricewaterhouseCoopers LLP, a well-known and well qualified firm of public accountants, has served as the independent registered public accounting firm of the Company for the past five years.

Audit Fees. Audit fees incurred by the Company to PricewaterhouseCoopers LLP in 2014 and 2013 for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013, the review of the financial statements included in the Company’s Forms 10-Q, Sarbanes-Oxley Section 404 attestation procedures, expenses incurred related to the performance of the services noted above, financial audits and reviews for certain of the Company’s subsidiaries, bankruptcy case administration and preparation of periodic fee applications, as well as those services that only the independent registered public accounting firm reasonably could have provided and services associated with documents filed with the SEC and other documents issued in connection with securities offerings, were $9,215,631 and $5,259,589, respectively.

Audit-Related Fees. Audit-related fees incurred by the Company to PricewaterhouseCoopers LLP in 2014 for matters related to public offerings and accounting consultations related to accounting, financial reporting or disclosure matters, not classified as “Audit services,” were $238,276. There were no audited-related fees incurred by the Company to PricewaterhouseCoopers LLP in 2013.

Tax Fees. Tax fees incurred by the Company to PricewaterhouseCoopers LLP in 2014 were $23,544 relating to the preparation of certain foreign tax returns. There were no tax fees incurred by the Company to PricewaterhouseCoopers LLP in 2013.

All Other Fees. Total other fees incurred by the Company to PricewaterhouseCoopers LLP in 2014 and 2013 were $294,158 and $182,172, respectively.

The Audit Committee considered whether the provision of services described above under “All Other Fees” are compatible with maintaining PricewaterhouseCoopers LLP’s independence. The Company does not believe that any reasonable concerns about the objectivity of PricewaterhouseCoopers LLP in conducting the audit of the Company’s financial statements are raised as a result of the fees paid for non-audit-related services in 2014 all of which were for services associated with providing assistance to the Company in meeting bankruptcy reporting requirements).

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

173	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	Schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.3).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

174	Overseas Shipholding Group, Inc.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference).

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Form of Debt Security of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).

4.12	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4.13	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

10.1	ABL Credit Agreement dated as of August 5, 2014, among the Registrant, OSG Bulk Ships, Inc. (“OBS”), certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, Wells Fargo Bank, National Association, as collateral agent and mortgage trustee, swingline lender and issuing bank (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.2	DTL Credit Agreement dated as of August 5, 2014, among the Registrant, OBS, certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.3	OIN Credit Agreement dated as of August 5, 2014, among the Registrant, OSG International, Inc. (“OIN”), OIN Delaware LLC, certain subsidiaries of OIN as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

*10.4	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10.5	Letter agreement dated March 22, 2013 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2013 and incorporated herein by reference) (superseded by the Letter Agreement dated August 11, 2014, filed as Exhibit 10.6 hereto).

*10.6	Letter Agreement dated August 11, 2014 with an executive officer (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

175	Overseas Shipholding Group, Inc.

*10.7	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.8	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

*10.9	Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference).

*10.10	Engagement letter dated as of August 6, 2014 by and between Registrant and Greylock Partners, LLC (filed as Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on September 30, 2014 and incorporated herein by reference).

*10.11**	Severance Plan of the Registrant effective April 1, 2013.

*10.12	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.13	Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.14	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.15	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.16	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.17	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.18**	Form of Officers Indemnity Agreement for the officers of the Registrant.

*10.19	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.20	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.21	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

176	Overseas Shipholding Group, Inc.

*10.22**	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive.

*10.23**	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive.

*10.24**	Amendment No. 1 dated as of March 2, 2015 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive.

*10.25**	Employment Agreement dated as of December 19, 2014 between the Registrant and an executive.

*10.26**	Employment Agreement dated as of January 20, 2015 between the Registrant and an executive.

*10.27**	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive.

*10.28**	Letter Agreement dated as of February 3, 2015 between the Registrant and an executive.

*10.29**	Employment Agreement dated as of February 13, 2015 between the Registrant and an executive.

**21	List of subsidiaries of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 ______________________

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

177	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ RICK ORICCHIO
Rick Oricchio
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Ian T. Blackley and Rick Oricchio, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

Name	Date

/s/ IAN T. BLACKLEY	March 16, 2015
Ian T. Blackley, Principal
Executive Officer and Director

/s/ RICK ORICCHIO	March 16, 2015
Rick Oricchio, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 16, 2015
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 16, 2015
Timothy Bernlohr, Director

/s/ ALEXANDER D. GREENE	March 16, 2015
Alexander D. Greene, Director

/s/ SAMUEL H. NORTON	March 16, 2015
Samuel H. Norton, Director

/s/ NIKOLAUS D. SEMACA	March 16, 2015
Nikolaus D. Semaca, Director

/s/ RONALD STEGER	March 16, 2015
Ronald Steger, Director

/s/ GARY EUGENE TAYLOR	March 16, 2015
Gary Eugene Taylor, Director

/s/GREGORY A. WRIGHT	March 16, 2015
Gregory A. Wright, Director

178	Overseas Shipholding Group, Inc.