Form 10-K/A
period 2014-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2015-03-24
CIK 75208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (the “Form 10-K”), is solely to add Schedule I – Condensed Financial Information of Parent Company, which was omitted from Part IV, Item 15 in the Original Filing. In addition, as further required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains certifications (the “Certifications”) by our principal executive officer and principal financial officer, filed as exhibits hereto.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

CONDENSED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,092	$180,508
Restricted cash	53,085	-
Income taxes recoverable	55,526	3,988
Prepaid expenses and other current assets	6,108	6,980
Total Current Assets	231,811	191,476
Investments in affiliated companies and subsidiaries	1,851,617	1,828,307
Intercompany loans and accrued interest receivables	-	53,169
Other intercompany receivables	1,904	388,386
Other assets	570	9,168
Total Assets	$2,085,902	$2,470,506

LIABILITIES AND (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$29,403	$14,438
Income taxes payable, including reserve for uncertain tax positions of $234,623 (2013)	56	255,987
Total Current Liabilities	29,459	270,425
Reserve for uncertain tax positions	34,520	26,585
Long-term debt	446,000	-
Deferred income taxes	283,277	369,942
Intercompany payables	6,559	13,327
Liabilities subject to compromise	-	1,850,474
Total Liabilities	799,815	2,530,753

Commitments and contingencies

EQUITY/(DEFICIT):
Common stock - Class A ($0.01 par value; 1,000,000,000 shares
authorized; 310,744,763 shares issued and outstanding)	3,108	-
Common stock - Class B ($0.01 par value; 7,926,805 shares
authorized; 5,017,330 shares issued and outstanding)	50	-
Common stock ($1 par value; 120,000,000 shares authorized;
44,290,759 shares issued; 44,290,759 shares cancelled August 5, 2014)	-	44,291
Paid in additional capital	1,507,334	413,753
(Accumulated deficit)/Retained earnings	(141,025)	386,250
	1,369,467	844,294
Cost of treasury stock	-	(835,197)
	1,369,467	9,097
Accumulated other comprehensive loss	(83,380)	(69,344)
Total Equity/(Deficit)	1,286,087	(60,247)
Total Liabilities and Equity/(Deficit)	$2,085,902	$2,470,506

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2014	2013	2012

Operating Expenses
General and administrative	$9,435	$7,096	$14,965
Total Operating Expenses	9,435	7,096	14,965
Equity in income/(loss) of affiliated companies and subsidiaries	50,741	(585,355)	(381,989)
Operating income/(loss)	41,306	(592,451)	(396,954)
Other income	1,511	2,519	2,124
Income/(loss) before interest expense, reorganization items and income taxes	42,817	(589,932)	(394,830)
Interest expense	(160,461)	-	(78,425)
Loss before reorganization items and income taxes	(117,644)	(589,932)	(473,255)
Reorganization items, net	(150,189)	(68,315)	(8,558)
Loss before income taxes	(267,833)	(658,247)	(481,813)
Income tax benefit	115,560	20,017	1,699
Net Loss	(152,273)	(638,230)	(480,114)

Other comprehensive (loss)/income, net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	(49)	15
Change in unrealized losses on cash flow hedges	(2,284)	39,674	5,617
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	4	5	6
Net change in unrecognized prior service cost	(77)	(237)	1,731
Net change in unrecognized actuarial losses	(11,679)	5,044	(1,843)
Other comprehensive (loss)/income	(14,036)	44,437	5,526
Comprehensive Loss	$(166,309)	$(593,793)	$(474,588)

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2014	2013	2012

Cash Flows from Operating Activities:
Net cash used in operating activities	$(84,829)	$(137,651)	$(31,299)

Cash Flows from Investing Activities:
Change in restricted cash	(53,085)	-	-
Contributions to subsidiaries	(14,316)	-	-
Distributions from affiliated companies and subsidiaries	392,414	-	-
Loans receivable from subsidiaries	-	-	(50,000)
Net cash provided by/(used in) investing activities	325,013	-	(50,000)

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	1,510,000	-	-
Purchases of treasury stock	(162)	(42)	(307)
Issuance of debt, net of issuance costs and deferred financing costs	-	-	375,000
Payments on debt	(1,335,603)	-	-
Payment on debt of subsidiaries guaranteed by the Parent	(477,835)	-	-
Issuance of common stock upon exercise of stock options	-	-	70
Net cash (used in)/provided by financing activities	(303,600)	(42)	374,763

Net (decrease)/increase in cash and cash equivalents	(63,416)	(137,693)	293,464
Cash and cash equivalents at beginning of year	180,508	318,201	24,737
Cash and cash equivalents at end of year	$117,092	$180,508	$318,201

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE A — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Overseas Shipholding Group, Inc. (the “Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. The condensed financial information and related notes have been prepared in accordance with Rule 12.04, Schedule I of Regulation S-X. This financial information should be read in conjunction with the consolidated financial statements and notes thereto of Overseas Shipholding Group, Inc., and subsidiaries (collectively, the “Company”).

As of December 31, 2014, the Parent owns 100% of OSG Bulk Ships, Inc. (“OBS”), which is incorporated in New York State, OSG International, Inc. (“OIN”), which is incorporated in the Marshall Islands, and OSG Financial Corp., which is incorporated in Delaware. OIN and OBS and their subsidiaries own and operate fleets of oceangoing vessels engaged in the transportation of crude oil and refined petroleum products in the international markets and the U.S. Flag trades.

NOTE B — BANKRUPTCY FILING AND AND EMERGENCE FROM BANKRUPTCY

On November 14, 2012 (the “Petition Date”), the Parent and 180 of its subsidiaries (together with Parent, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title II of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under the Parent’s $1,500,000 credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of the Company, which the Debtors determined to be more favorable to the Debtors’ creditors and equity interest holders than the Lender Plan (the “Equity Proposal”). Accordingly, the Debtors filed with the Bankruptcy Court a plan of reorganization that effectuates the terms of the Equity Proposal (as subsequently amended, the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy.

Summary of Emergence from Bankruptcy

The Equity Plan deleveraged the Company’s balance sheet by reducing debt and increasing stockholders’ equity. The financial restructuring was accomplished through exit financing and by using the proceeds from a shareholder rights offering (including Backstop Securities) and supplemental equity offering (Holdback Securities), as further discussed below, and cash on hand to reduce outstanding indebtedness. See below for a summary of the significant events affecting the Company’s capital structure as a result of the Equity Plan becoming effective. In conjunction with the plan of reorganization, OSG, OBS and OIN completed a series of capital contributions and distributions that resulted in OSG Ship Management, Inc. becoming wholly owned by OBS, Edindun Shipping Corporation, which was incorporated in the Marshall Islands and had owned 10.46% of OIN being liquidated, and OIN being wholly owned by OSG.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

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

For additional information regarding the Company’s capital structure see Note 14, “Capital Stock and Stock Compensation,” of the notes to the consolidated financial statements of the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

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

The Exit Financing Facilities contain restrictions on the ability of each of OBS and OIN to transfer funds after the Effective Date to the Parent, who is not a borrower under such facilities. The Parent’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under the Exit Financing Facilities. As of December 31, 2014, these restrictions permit the payment of an amount equal to $25,000 in respect to each of the OBS and OIN Term Loan. As a result, all but approximately $50,000 of the $1,851,617 reflected as investments in affiliates and subsidiaries on the balance sheet as of December 31, 2014 is deemed to be restricted net assets.

In connection with Exit Financing Facilities, the Parent entered into a new cost sharing agreement with OBS and OIN and a tax sharing agreement with OBS that provide for the reimbursement of certain expenses (as defined in the agreement) incurred by the Parent by each of OBS and OIN, and the reimbursement of income taxes payable by the Parent by OBS, as defined in the agreement.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE C—DEBT:

Debt consists of the following:

As of December 31,	2014	2013 (1)
8.125% notes due 2018, net of unamortized discount of $2,898 (2013)	$300,000	$297,102
7.50% notes due 2024	784	146,000
7.50% Election 1 notes due 2021	6,508	-
7.50% Election 2 notes due 2021	138,708	-
Unsecured revolving credit facility	-	1,272,000
8.75% Debentures due 2013, net of unamortized discount of $11 (2013)	-	63,592
	$446,000	$1,778,694

(1) Classified as liabilities subject to compromise as of December 31, 2013.

The aggregate annual principal payments required to be made on debt over the next five years and thereafter are $300,000 (2018), $145,216 (2021) and $784 (2024).

Unsecured Revolving Credit Facility and Related Party Loan Agreements

In 2006, the Company entered into a $1,800,000 seven-year Unsecured Revolving Credit Facility with a group of banks, which was scheduled to mature on February 8, 2013. OSG, OBS and OIN were co-obligors (together, the “Borrowers”) on a joint and several basis for amounts drawn under this credit facility.

The Parent made draw-downs under the Unsecured Revolving Credit Facility and transferred funds to OIN under two related party revolving credit agreements to meet OIN’s operating and capital expenditure requirements. One of the agreements, an unsecured revolving credit agreement dated December 20, 2011 provided a maximum availability of $300,000 and was scheduled to mature on December 19, 2014. A second agreement, a secured revolving credit agreement dated November 8, 2012, provided a maximum availability of $150,000 and was scheduled to mature on December 31, 2014 (the unsecured and secured related party agreements collectively, the “Related Party Loan Agreements”). See Note D, “Related Party Transactions.” Borrowings under the unsecured related party agreement bore interest at a base rate defined as the 110% of the quarterly short-term Applicable Federal Rate in Table 1 (“AFR”) plus a margin of 1% up to February 8, 2013 and 3% thereafter. Borrowings under the secured related party agreement bore interest at a base rate defined as the AFR plus a margin of 4.5%.

As of December 31, 2013 and immediately prior to emergence, the Company had $1,489,000 outstanding under the Unsecured Revolving Credit Facility, of which $217,000 had been transferred to OIN under the Related Party Loan Agreements, including $142,000 through the unsecured related party agreement and $75,000 through the secured related party agreement. The secured related party agreement was collateralized by certain of OIN’s receivables, general intangibles and other assets. As OIN was a joint and several co-obligor of the Unsecured Revolving Credit Facility, the $217,000 co-borrower obligation for funds transferred to OIN under the Related Party Loan Agreements, is not included in the above table as of December 31, 2013.

The Parent and OIN, as joint and several co-obligors of the Unsecured Revolving Credit Facility, repaid their respective portions of the principal outstanding and contractual interest thereon (which includes default interest) on the Effective Date.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

See Note 10, “Debt,” of the notes to the consolidated financial statements of the Company for additional information relating to the Parent’s debt.

NOTE D—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	For the year ended December 31,
	2014	2013	2012
General and administrative expenses reimbursed to/(by) subsidiaries
OSG Ship Management, Inc.	$9,659	$22,398	$16,408
OSG International, Inc.	(20,067)	(22,542)	(24,817)
Net reduction in general and administrative expenses	$(10,408)	$(144)	$(8,409)

	For the year ended December 31,
	2014	2013	2012
Equity in income/(loss) of investments in affiliated companies and subsidiaries
OSG Bulk Ships, Inc. (1)	$69,560	$116,188	$132,627
OSG Financial Corp.	-	(171)	62
OSG International, Inc. (2)(3)	(19,019)	(666,690)	(484,389)
OSG Ship Management, Inc. (1)	-	(34,467)	(29,599)
Tankers International L.L.C. (3)	200	(215)	(690)
	$50,741	$(585,355)	$(381,989)

(1)	OSG Ship Management, Inc. is wholly owned by OSG Bulk Ships as of December 31, 2014.
(2)	The equity in the loss of OSG International, Inc. in 2013 and 2012 includes both the 87.46% owned directly by the Parent and the amounts owned indirectly as follows:10.46% owned by Edindun Shipping Corporation; 2.05% owned by OSG Bulk Ships, Inc.; and 0.03% owned by OSG Ship Management, Inc.
(3)	In 2014, in connection with the plan of reorganization, Tankers International L.L.C., a joint venture in which the Parent owned a less than 50% interest in 2013 and 2012, was transferred to OSG International, Inc.

	For the year ended December 31,
	2014	2013	2012
Interest income on intercompany loans receivable
OSG Bulk Ships, Inc.	$1,535	$2,477	$350
OSG International, Inc.	-	-	1,746
	$1,535	$2,477	$2,096

Interest income on intercompany loans receivable is included in other (expense)/income in the statements of operations and comprehensive loss. See below for a description of the terms of the intercompany loans.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

	As of December 31,
	2014	2013
Intercompany loans and accrued interests receivable
OSG Bulk Ships, Inc.	$-	$52,826
OSG International, Inc.	-	343
	$-	$53,169

In accordance with the Parent’s central treasury policies, the Parent transferred funds to OBS under a related party revolving credit agreement to meet OBS’s operating and capital expenditure requirements. This agreement was a secured revolving credit agreement dated November 8, 2012, which provided a maximum availability of $150,000 and was scheduled to mature on December 31, 2014 (the “OBS Loan Agreement”). The $50,000 outstanding under the OBS Loan Agreement as of December 31, 2013, was collateralized by certain of OBS’s equity interests in its subsidiaries. Borrowings under the OBS Loan Agreement bore interest at a base rate defined as the 110% of the quarterly short-term Applicable Federal Rate in Table 1 plus a margin of 4.5%.

	As of December 31,
	2014	2013
Intercompany receivables
Crown Tanker Corporation*	$-	$18
First Shipco Inc.*	-	4,632
International Seaways, Inc.*	-	5,818
OSG America Operating Company LLC**	-	106
OSG Bulk Ships, Inc.	-	76,881
OSG International, Inc.	1,904	173,948
OSG Lightering LLC*	-	590
OSG Lightering Services Inc.*	-	313
OSG New York, Inc.*	-	110
OSG Overseas Ship Management (Canada) Inc.*	-	6
OSG Ship Management (GR) Ltd.*	-	1,967
OSG Ship Management (UK) Ltd.*	-	2,891
OSG Ship Management Asia Pacific Pte. Ltd.*	-	438
OSG Ship Management, Inc.	-	4,862
OSG Tankers (UK) Ltd.*	-	534
Overseas ST Holding LLC**	-	115,235
Africa Tanker Corporation*	-	37
	$1,904	$388,386

Intercompany receivables as of December 31, 2013 as shown in the above table include pre-petition balances aggregating $355,682 and post-petition balances aggregating $32,704.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

	As of December 31,
	2014	2013
Intercompany payables
Eighth Aframax Tanker Corporation*	$-	$11
First Pacific Corporation*	-	672
OSG America Operating Company LLC**	-	227
OSG Bulk Ships, Inc.	965	13,100
OSG CNG Transportation Corporation*	-	72
OSG Financial Corp.	-	8,672
OSG International, Inc.	-	26
OSG Ship Management, Inc.**	5,594	35,351
OSG Ship Management Manila, Inc.*	-	20
Seventh Aframax Tanker Corporation*	-	11
	$6,559	$58,162

* Subsidiary of OSG International, Inc. as of December 31, 2014

** Subsidiary of OSG Bulk Ships, Inc. as of December 31, 2014

Intercompany payables as of December 31, 2013 as shown in the above table include pre-petition balances aggregating $44,835, which were reflected in liabilities subject to compromise on the condensed balance sheet.

Neither OBS nor OIN made cash dividend distributions to the Parent for the years ended December 31, 2013 and 2012. On August 5, 2014, concurrent with OSG’s Emergence and as part of the plan of reorganization, OBS and OIN made cash distributions to the Parent of $600,400 and $53,225, respectively, including cash dividends of $207,986 and $53,255, respectively, and a $392,414 return of capital from OBS. The cash dividends and the return of capital distributions received by the Parent are reflected in the condensed statement of cash flows as cash flows from operating activities and investing activities, respectively. In connection with its emergence, the Parent made certain payments to creditors aggregating $477,835, in its capacity as guarantor of the secured term loans of subsidiaries of OIN, which are reported as financing activities in the condensed statement of cash flows.

In accordance with the Equity Plan, on emergence all amounts, including the related party loans, then due between Parent and OIN and its subsidiaries and OBS and its subsidiaries were deemed uncollectible and considered settled through non-cash capital contributions by the Parent. Supplemental cash flow information for the year ended December 31, 2014 associated with the aforementioned non-cash capital contributions aggregating $611,877 were non-cash investing activities.

NOTE E — GUARANTEES:

Africa Tanker Corporation, a subsidiary of OIN, has a 50% investment in a joint venture that owns and operates two Floating, Storage and Offloading (“FSO”) Service Vessels. The joint venture has secured bank financing, for which the joint venture partners severally issued guarantees. The Parent’s several guarantee is for 50% of such joint venture debt outstanding, which was $145,396 and $196,500 as of December 31, 2014 and 2013, respectively. See Note 7, “Equity Method Investments,” of the notes to the consolidated financial statements of the Company for additional information relating to the FSO joint venture.

The Parent has issued performance guarantees under lease agreements for certain chartered-in International Flag vessels.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS

NOTE F — CONTINGENCIES:

See Note 21, “Contingencies,” of the notes to the consolidated financial statements of the Company for information with respect to the Parent’s contingencies.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Board of Directors

of Overseas Shipholding Group, Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of Overseas Shipholding Group, Inc. referred to in our report dated March 16, 2015, appearing in the 2014 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 23, 2015

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

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	I – Condensed Financial Information of Parent Company All other schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.3).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference).

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Form of Debt Security of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed January 13, 2004 and incorporated herein by reference).

4.12	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4.13	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

10.1	ABL Credit Agreement dated as of August 5, 2014, among the Registrant, OSG Bulk Ships, Inc. (“OBS”), certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, Wells Fargo Bank, National Association, as collateral agent and mortgage trustee, swingline lender and issuing bank (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.2	DTL Credit Agreement dated as of August 5, 2014, among the Registrant, OBS, certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.3	OIN Credit Agreement dated as of August 5, 2014, among the Registrant, OSG International, Inc. (“OIN”), OIN Delaware LLC, certain subsidiaries of OIN as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

*10.4	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10.5	Letter agreement dated March 22, 2013 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2013 and incorporated herein by reference) (superseded by the Letter Agreement dated August 11, 2014, filed as Exhibit 10.6 hereto).

*10.6	Letter Agreement dated August 11, 2014 with an executive officer (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

*10.7	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.8	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 19, 2010 and incorporated herein by reference).

*10.9	Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference).

*10.10	Engagement letter dated as of August 6, 2014 by and between Registrant and Greylock Partners, LLC (filed as Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on September 30, 2014 and incorporated herein by reference).

*10.11	Severance Plan of the Registrant effective April 1, 2013.

*10.12	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.13	Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.14	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.15	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.16	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.17	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.18	Form of Officers Indemnity Agreement for the officers of the Registrant.

*10.19	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.20	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.21	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.22	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive.

*10.23	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive.

*10.24	Amendment No. 1 dated as of March 2, 2015 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive.

*10.25	Employment Agreement dated as of December 19, 2014 between the Registrant and an executive.

*10.26	Employment Agreement dated as of January 20, 2015 between the Registrant and an executive.

*10.27	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive.

*10.28	Letter Agreement dated as of February 3, 2015 between the Registrant and an executive.

*10.29	Employment Agreement dated as of February 13, 2015 between the Registrant and an executive.

21	List of subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended, related to Amendment No. 1 to the Registrant’s Annual report on Form 10-K.

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended, related to Amendment No. 1 to the Registrant’s Annual report on Form 10-K.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, related to Amendment No. 1 to the Registrant’s Annual report on Form 10-K.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 ______________________

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2015

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ RICK F. ORICCHIO Rick F. Oricchio Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

*	March 23, 2015
Ian T. Blackley, Principal
Executive Officer and Director

*	March 23, 2015
Rick F. Oricchio, Principal
Financial Officer and
Principal Accounting Officer

*	March 23, 2015
Douglas D. Wheat, Director

*	March 23, 2015
Timothy Bernlohr, Director

*	March 23, 2015
Alexander D. Greene, Director

*	March 23, 2015
Samuel H. Norton, Director

*	March 23, 2015
Nikolaus D. Semaca, Director

*	March 23, 2015
Ronald Steger, Director

*
Gary Eugene Taylor, Director	March 23, 2015

*	March 23, 2015
Gregory A. Wright, Director

*By: /s/ Rick F. Oricchio
Rick F. Oricchio, Attorney-in-Fact

