Form 10-Q
period 2015-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2015-05-11
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___         to         ____

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

YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2015: Class A common stock, par value $0.01– 310,742,504 shares; Class B common stock, par value $0.01– 5,814,661 shares. Excluded from these amounts are penny warrants for the purchase of 209,499,270 shares of Class A common stock and 2,103,771 shares of Class B common stock, which were outstanding as of May 4, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$477,321	$389,226
Restricted cash	118,010	123,178
Voyage receivables, including unbilled of $70,486 and $85,094	78,740	101,513
Income tax recoverable	56,324	55,856
Other receivables	6,209	8,293
Inventories, prepaid expenses and other current assets	24,934	24,290
Deferred income taxes	5,312	5,312
Total Current Assets	766,850	707,668

Vessels and other property, less accumulated depreciation of $650,659 and $625,322	2,178,627	2,213,217
Deferred drydock expenditures, net	64,995	62,413
Total Vessels, Deferred Drydock and Other Property	2,243,622	2,275,630

Investments in and advances to affiliated companies	331,411	334,863
Intangible assets, less accumulated amortization of $38,333 and $37,183	53,667	54,817
Other assets	61,767	63,513
Total Assets	$3,457,317	$3,436,491

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$78,002	$96,066
Income taxes payable	3,385	906
Current installments of long-term debt	72,314	12,314
Total Current Liabilities	153,701	109,286
Reserve for uncertain tax positions	42,635	34,520
Long-term debt	1,593,298	1,656,353
Deferred income taxes	275,339	283,277
Other liabilities	66,079	66,968
Total Liabilities	2,131,052	2,150,404

Equity:
Common stock	3,164	3,158
Paid-in additional capital	1,507,685	1,507,334
Accumulated deficit	(98,124)	(141,025)
	1,412,725	1,369,467
Accumulated other comprehensive loss	(86,460)	(83,380)
Total Equity	1,326,265	1,286,087
Total Liabilities and Equity	$3,457,317	$3,436,491

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Shipping Revenues
Pool revenues, including $13,824 and $21,837 received from companies accounted for by the equity method	$78,769	$45,067
Time and bareboat charter revenues	107,942	95,128
Voyage charter revenues	46,831	152,251
	233,542	292,446

Operating Expenses
Voyage expenses	11,900	77,893
Vessel expenses	69,239	66,671
Charter hire expense	31,898	45,482
Depreciation and amortization	37,119	37,945
General and administrative	19,282	24,425
Technical management transition costs	40	194
Severance and relocation costs	5	6,683
Gain on disposal of vessels and other property	(1,073)	(1,477)
Total operating expenses	168,410	257,816
Income from vessel operations	65,132	34,630
Equity in income of affiliated companies	12,412	8,494
Operating income	77,544	43,124
Other income	73	134
Income before interest expense, reorganization items and income taxes	77,617	43,258
Interest expense	(28,569)	(123)
Income before reorganization items and income taxes	49,048	43,135
Reorganization items, net	(3,487)	(29,256)
Income before income taxes	45,561	13,879
Income tax provision	(2,660)	(1,329)
Net Income	$42,901	$12,550

Weighted Average Number of Common Shares Outstanding
Basic - Class A	520,583,598	-
Diluted - Class A	520,587,201	-
Basic and Diluted - Class B and Common Stock	7,924,944	30,516,394

Per Share Amounts
Basic net income - Class A and Class B	$0.08	$-
Diluted net income - Class A and Class B	$0.08	$-
Basic and diluted net income - Common Stock	-	$0.41

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$42,901	$12,550
Other Comprehensive (Loss)/Income, net of tax:
Net change in unrealized losses on cash flow hedges	(3,576)	(1,778)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(10)	5
Net change in unrecognized actuarial losses	506	(109)
Other Comprehensive Loss, net of tax:	(3,080)	(1,882)
Comprehensive Income	$39,821	$10,668

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash Flow from Operating Activities
Net income	$42,901	$12,550
Items included in net income not affecting cash flows:
Depreciation and amortization	37,119	37,945
Amortization of debt discount and other deferred financing costs	2,501	-
Compensation relating to restricted stock and stock option grants	357	542
Deferred income tax provision/(benefit)	(7,622)	8,461
Undistributed earnings of affiliated companies	(9,073)	(4,996)
Reorganization items, non-cash	55	14,259
Other-net	82	567
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property - net	(1,073)	(1,477)
Payments for drydocking	(7,876)	(5,738)
Bankruptcy claim payments	(3,084)	-
Changes in operating assets and liabilities	12,127	(18,055)
Net cash provided by operating activities	66,414	44,058
Cash Flows from Investing Activities:
Change in restricted cash	5,167	-
Expenditures for vessels	-	(9,510)
Proceeds from disposal of vessels and other property	7,757	7,594
Expenditures for other property	(65)	(54)
Investments in and advances to affiliated companies	(500)	-
Repayments of advances from affiliated companies	12,500	-
Other - net	-	131
Net cash provided by/(used in) investing activities	24,859	(1,839)
Cash Flows from Financing Activities
Purchases of treasury stock	-	(162)
Payments on debt, including adequate protection payments	(3,178)	(5,307)
Net cash used in financing activities	(3,178)	(5,469)
Net increase in cash and cash equivalents	88,095	36,750
Cash and cash equivalents at beginning of year	389,226	601,927
Cash and cash equivalents at end of period	$477,321	$638,677

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

			(Accumulated			Accumulated
		Paid-in	Deficit)/			Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital**	Earnings	Shares	Amount	Loss***	Total
Balance at January 1, 2015	$3,158	$1,507,334	$(141,025)	-	$-	$(83,380)	$1,286,087
Net income			42,901				42,901
Other comprehensive loss						(3,080)	(3,080)
Compensation related Class A options granted		59					59
Compensation related to Class A restricted stock awards		298					298
Conversion of Class B Warrants to Class B Common Stock	6	(6)					-
Balance at March 31, 2015	$3,164	$1,507,685	$(98,124)	-	$-	$(86,460)	$1,326,265

Balance at January 1, 2014	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)
Net income			12,550				12,550
Other comprehensive loss						(1,882)	(1,882)
Forfeitures of restricted stock awards		138		9,847	(138)		-
Compensation related to options granted		95					95
Amortization of restricted stock awards		447					447
Purchases of treasury stock				30,280	(162)		(162)
Balance at March 31, 2014	$44,291	$414,433	$398,800	13,615,466	$(835,497)	$(71,226)	$(49,199)

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares outstanding as of March 31, 2014, cancelled as of August 5, 2014; Par value $0.01 per share; 1,000,000,000 Class A shares authorized; 310,726,271 Class A shares outstanding as of March 31, 2015; and Par value $0.01 per share; 7,926,805 Class B shares authorized; 5,711,847 shares outstanding as of March 31, 2015.
**	Includes outstanding warrants issued at $3.00 per warrant comprised of 210,145,872 Class A warrants and 2,212,204 Class B warrants as of March 31, 2015.
***	Amounts are net of tax

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly owned subsidiaries (the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag and U.S. Flag trades through its wholly owned subsidiaries OSG International, Inc. (“OIN”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York corporation, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

The quarterly information for the quarter ended March 31, 2014 has been revised from that previously reported in the March 2014 Quarterly Report on Form 10-Q to reflect the correction of an error related to the overstatement of depreciation expense recorded on certain International Flag vessels. The error was identified and corrected during the 2014 year-end financial close and reporting process. The Company assessed the materiality of the error on previously issued interim financial statements for the quarters ended March 31, June 30, and September 30, 2014, in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the revisions were not material to the condensed consolidated financial statements for any of the affected quarterly periods. The condensed consolidated statement of operations for the three months ended March 31, 2014 presented herein reflects a decrease of $2,133 in previously reported depreciation and amortization and total operating expenses. Additionally there was an increase of $2,133 in each of income from vessel operations, operating income, income before interest expense, reorganization items and income taxes, income before reorganization items and income taxes, income before income taxes and net income, and an increase of $0.07 in previously reported basic and diluted earnings per share. The condensed consolidated statement of comprehensive income for the three months ended March 31, 2014 reflects an increase of $2,133 in previously reported net income and comprehensive income. The condensed consolidated statement of cash flows for the three months ended March 31, 2014 reflects a decrease of $2,133 in previously reported depreciation and amortization and an increase of $2,133 in previously reported net income. The condensed consolidated statement of changes in equity for the three months ended March 31, 2014 reflects an increase of $2,133 in previously reported net income and total equity.

Dollar amounts, except per share amounts are in thousands.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

Chapter 11 Filing

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of May 8, 2015, only three of the original 181 Chapter 11 cases remain open as the Debtors continue to negotiate settlements on disputed claims.

Reorganization Items, net

The Company prepared its consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which requires that financial statements for periods subsequent to the Petition Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly all transactions (including but not limited to, all professional fees and other expenses, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the condensed consolidated statements of operations.

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended
	March 31,
	2015	2014
Trustee fees	$140	$751
Professional fees	3,227	28,505
Other claim adjustments	120	-
	$3,487	$29,256

The Company incurred fees totaling $2,178 and $4,484 during the three month periods ended March 31, 2015 and March 31, 2014, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by a former member of the Company’s Board of Directors. Of such related party expenses, $696 and $4,484 incurred during the three month periods ended March 31, 2015 and March 31, 2014, respectively, are included in professional fees in the table above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for reorganization items was $6,096 and $16,636 for the three months ended March 31, 2015 and 2014, respectively.

Note 3—Significant Accounting Policies:

Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $40,011 as of March 31, 2015, to be utilized for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Additionally, restricted cash as of March 31, 2015 includes $77,999 of legally restricted cash relating to the OIN Term Loan (as defined in Note 5, “Debt,”). The OIN Term Loan stipulates that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the OIN Term Loan. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Deferred finance charges—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $45,809 and $48,186 relating to the Exit Financing Facilities are included in other assets on the consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,377 for the three months ended March 31, 2015.

For the three months ended March 31, 2014, there was no interest expense relating to the amortization of deferred financing charges for pre-petition debt of the Company as amortization had ceased upon the commencement of the Company’s Chapter 11 cases.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three month periods ended March 31, 2015 and 2014, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 80% and 77% of consolidated voyage receivables at March 31, 2015 and December 31, 2014, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (ASC 205) and Property Plant and Equipment (ASC 360), which amends the criteria for reporting discontinued operations. The amendments require that only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. Therefore disposals of small groups of assets that are recurring in nature are less likely to qualify for discontinued operations presentation as a result of the amendments. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company’s adoption of this new accounting guidance on January 1, 2015 had no impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public companies and early adoption is not permitted. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205), which explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. Management does not expect the adoption of this accounting standard to have any impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASC 835), which amends the requirement to recognize debt issuance costs as deferred charges. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying cost of that debt liability, consistent with debt discounts. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company expects to adopt this new accounting standard on January 1, 2016. Based on the Company’s current unamortized debt issuance costs the impact of the retrospective adoption on its March 31, 2015 and December 31, 2014 balance sheets would be reductions of both other assets and long-term debt by $45,809 and $48,186, respectively.

Note 4 — Earnings per Common Share:

All the shares of our common stock prior to the Effective Date were cancelled pursuant to the Equity Plan. Post-emergence, the Company presents earnings per common share information for the Class A and Class B securities.

Basic earnings/(loss) per common share is computed by dividing earnings/(loss), after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. Participating securities are defined by ASC 260, Earnings Per Share, as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

Class A

There were 266,664 shares of unvested Class A restricted common stock shares considered to be participating securities as of March 31, 2015. Such participating securities were allocated a portion of income under the two class method for the three months ended March 31, 2015, Holders of the participating securities do not participate in losses.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As management deemed the exercise price for the Class A Warrants of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A Warrant exercise are included in the calculation of Class A basic weighted average common shares outstanding for the period.

The computation of diluted earnings/(losses) per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. As of March 31, 2015, there were 196,349 shares of Class A restricted stock units and 453,586 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock.

Pre-reorganized OSG common shares

All shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity Plan. Although earnings per share information for the three months ended March 31, 2014 is presented, it is not comparable to the information presented for the three months ended March 31, 2015 due to the changes in our capital structure.

The components of the calculation of basic earnings/(loss) per share and diluted earnings/(loss) per share are as follows:

		Three Months Ended
		March 31,
		2015	2014

Net income		$42,901	$12,550

Weighted average common shares outstanding:

Class A common stock – basic	(1)	520,583,598

Class A common stock – diluted	(1)	520,587,201

Class B common stock - basic and diluted	(2)	7,924,944

Common stock - basic and diluted			30,516,394

(1)	The weighted average common shares outstanding for Class A Common Stock was calculated using the Class A Common Stock outstanding and the Class A Warrants outstanding for the period January 1, 2015 through March 31, 2015. As of March 31, 2015 there were 310,726,271 shares of Class A Common Stock outstanding and 210,145,872 Class A Warrants outstanding.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	The weighted average common shares outstanding for Class B Common Stock basic and diluted was calculated using Class B Common Stock outstanding and Class B Warrants outstanding for the period January 1, 2015 through March 31, 2015. As of March 31, 2015 there were 5,711,847 shares of Class B Common Stock outstanding and 2,212,204 Class B Warrants outstanding.

There were 3,603 dilutive equity awards outstanding as of March 31, 2015. Awards of options for 453,586 shares of Class A Common Stock and 854,644 shares of pre-reorganized common stock for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Debt:

Debt consists of the following:

	March 31,	December 31,
As of	2015	2014
8.125% notes due 2018	$300,000	$300,000
OBS term loan due 2019, net of unamortized discount of $1,408 and $1,480	597,070	598,505
OIN term loan due 2019, net of unamortized discount of $1,020 and $1,071	622,642	624,162
7.50% Election 1 notes due 2021	6,508	6,508
7.50% Election 2 notes due 2021	138,708	138,708
7.50% notes due 2024	684	784
Total debt	1,665,612	1,668,667
Less current portion	72,314	12,314
Long-term debt	$1,593,298	$1,656,353

The weighted average effective interest rate for debt outstanding as of March 31, 2015 and December 31, 2014 was 6.21%.

Exit Financing Facilities

Capitalized terms used hereafter have the meanings given in this Quarterly Report on Form 10-Q or in the respective transaction documents referred to below. On the Effective Date, to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, (the “OBS ABL Facility”) secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries; and (iii) a secured term loan facility of $628,375 (the “OIN Term Loan”) and a revolving loan facility of $50,000 (the “OIN Revolver Facility” and, together with the OIN Term Loan, the “OIN Facilities” and collectively with the OBS ABL Facility and the OBS Term Loan, the “Exit Financing Facilities”), among OSG, OIN, OIN Delaware LLC, the sole member of which is OIN, certain OIN subsidiaries, Jefferies, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries. On August 5, 2014, the available amounts under each of the OBS Term Loan and OIN Term Loan were drawn in full. As of March 31, 2015, no amounts had been drawn under the OBS ABL Facility or the OIN Revolver Facility.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans. Each of the OBS Term Loan and the OIN Facilities stipulates if annual aggregate net cash proceeds of asset sales exceed $5,000, net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the respective facility. See Note 3, “Significant Accounting Policies,” for additional information relating to restricted cash as of March 31, 2015. Beginning with the annual period commencing January 1, 2015, the OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow. Management has determined that it has Excess Cash Flows for the three months ended March 31, 2015 and has projected the amounts of Excess Cash Flows for the year ended December 31, 2015 based on the facts at March 31, 2015. The first mandatory prepayments, which are estimated to aggregate approximately $60,000 for the OBS Term Loan and the OIN Term Loan, will be due during the first quarter of 2016, and are therefore included in current installments of long-term debt on the consolidated balance sheet as of March 31, 2015.

Drawdowns under the OBS ABL Facility are subject to certain limitations based upon the available Borrowing Base, as described therein. Furthermore, each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG (as Parent Company), who is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under their respective facilities. As of December 31, 2014, these restrictions permit the payment of an amount equal to $25,000 in respect to each of the OBS and OIN Term Loan. As a result, all but approximately $50,000 of the $1,851,617 reflected as investments in affiliates and subsidiaries on the Parent Company’s (separate company) balance sheet as of December 31, 2014 is deemed to be restricted net assets.

The OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at both March 31, 2015 and December 31, 2014. None of the other Exit Financing Facilities have financial covenants.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended March 31, 2015 was $19,703 for the Exit Financing Facilities, comprised of $9,313 relating to the OBS Term Loan and OBS ABL Facility and $10,390 relating to the OIN Term Loan and OIN Revolver Facility. Interest paid for the three months ended March 31, 2015 was $8,062 and $9,201 for the OBS Term Loan and the OIN Term Loan, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Senior Notes

The Company has the following separate series of unsecured notes issued and outstanding as of both March 31, 2015 and December 31, 2014.

8.125% Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consist of $300,000 in face value, which are due on March 30, 2018.

7.5% Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consisted of $146,000 in face value, which were due on February 15, 2024. Pursuant to the Equity Plan, on the Effective Date, the Company issued two series of 7.50% Notes due February 15, 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes” and, together with the Election 1 Notes, the “Election Notes”) to holders of the 7.50% Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be.

During the three months ended March 31, 2015, the Company repurchased 2024 Notes in an aggregate principal amount of $100. A gain of $12 was recognized on this transaction and is included in other income in the accompanying condensed consolidated statement of operations.

For the three months ended March 31, 2015 interest expense of $8,830 was recorded relating to the Unsecured Senior Notes and $17,965 of interest was paid. Since the Unsecured Senior Notes were not expected to be allowed claims, no interest expense was recorded or paid for the Unsecured Senior Notes for the three months ended March 31, 2014.

Note 6 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

The U.S. Flag segment included an International Flag Product Carrier that exited the U.S. Maritime Security Program in the fourth quarter of 2012 but was still owned by a U.S. domiciled corporation through June 30, 2014. As a result of the June 30, 2014 intercompany sale of the vessel to a Marshall Islands domiciled subsidiary of the Company, effective July 1, 2014, the results of this vessel, subsequent to its reflagging to the Marshall Islands in November 2012, were removed from the U.S. Flag segment and presented in the International Product Carriers segment for all periods presented. The joint venture with four LNG Carriers is included in Other. The joint venture with two floating storage and offloading service vessels is included in the International Crude Tankers Segment.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments as of and for the three months ended March 31, 2015 and 2014 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
March 31, 2015:
Shipping revenues	$73,417	$43,941	$92	$116,092	$233,542
Time charter equivalent revenues	66,821	43,517	92	111,212	221,642
Depreciation and amortization	12,445	6,977	471	17,226	37,119
Gain/(loss) on disposal of vessels	7	(5)	1,133	(62)	1,073
Income/(loss) from vessel operations	31,991	14,276	(408)	37,527	83,386
Equity in income of affiliated companies	8,457	-	3,961	(6)	12,412
Investments in and advances to affiliated companies at March 31, 2015	274,042	14,027	43,304	38	331,411
Total assets at March 31, 2015	1,174,155	536,369	43,304	1,035,102	2,788,930
Payments for drydockings	1,814	23	-	6,039	7,876

March 31, 2014:
Shipping revenues	137,769	47,502	(39)	107,214	292,446
Time charter equivalent revenues	82,921	31,239	(39)	100,432	214,553
Depreciation and amortization	14,260	6,411	495	16,779	37,945
Gain/(loss) on disposal of vessels	1,514	-	-	(37)	1,477
Income/(loss) from vessel operations	33,071	2,990	(513)	28,907	64,455
Equity in income of affiliated companies	7,843	-	273	378	8,494
Investments in and advances to affiliated companies at March 31, 2014	279,256	3,904	42,202	415	325,777
Total assets at March 31, 2014	1,357,607	564,167	42,237	1,025,056	2,989,067
Expenditures for vessels	7,748	22	-	1,740	9,510
Payments for drydockings	535	1,753	-	3,450	5,738

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2015	2014
Time charter equivalent revenues	$221,642	$214,553
Add: Voyage expenses	11,900	77,893
Shipping revenues	$233,542	$292,446

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Reconciliations of income/(loss) from vessel operations of the segments to income before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2015	2014
Total income from vessel operations of all segments	$83,386	$64,455
General and administrative expenses	(19,282)	(24,425)
Technical management transition costs	(40)	(194)
Severance and relocation costs	(5)	(6,683)
Gain on disposal of vessels	1,073	1,477
Consolidated income from vessel operations	65,132	34,630
Equity in income of affiliated companies	12,412	8,494
Other income	73	134
Interest expense	(28,569)	(123)
Income before reorganization items and income taxes	$49,048	$43,135

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

As of March 31,	2015	2014
Total assets of all segments	$2,788,930	$2,989,067
Corporate cash and cash equivalents	477,321	638,677
Restricted cash	118,010	-
Other unallocated amounts	73,056	32,728
Consolidated total assets	$3,457,317	$3,660,472

Note 7 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2014 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2015. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2014 impairment tests.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vessel Sales

There were no vessels sold during the quarter ended March 31, 2015. During March 2014, the Company sold an International Flag Aframax, which had been employed in Lightering operations, and recognized a gain on sale of approximately $1,510.

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of March 31, 2015, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service (“FSO”) Vessels Joint Venture

Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OIN. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $125,596 and $145,396 was outstanding under this facility as of March 31, 2015 and December 31, 2014, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $0. The joint venture expects to be able to pay off the FSO Africa loan at its maturity in August 2015, using cash on hand.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $228,186 and $254,308 as of March 31, 2015 and December 31, 2014, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $301 and $106 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the joint venture had a liability of $12,654 and $13,665, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $2,706 and $2,944 at March 31, 2015 and December 31, 2014, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $706,348 and $715,378 was outstanding under this secured facility as of March 31, 2015 and December 31, 2014, respectively.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $683,870 and $693,072 at March 31, 2015 and December 31, 2014, respectively. These swaps are being accounted for as cash flow hedges. As of March 31, 2015 and December 31, 2014, the joint venture recorded a liability of $122,713 and $116,819, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $61,183 and $58,240 at March 31, 2015 and December 31, 2014, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

See Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	March 31,
	2015	2014
Shipping revenues	$89,115	$91,257
Ship operating expenses	(54,626)	(61,992)
Income from vessel operations	34,489	29,265
Other income/(expense)	1,652	(505)
Interest expense	(12,291)	(13,042)
Net income	$23,850	$15,718

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Variable Interest Entities (“VIEs”):

As of March 31, 2015, the Company participates in five commercial pools and three joint ventures. One of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

The following table presents the carrying amount of assets in the balance sheet related to the VIEs as of March 31, 2015:

Consolidated Balance Sheet
Investments in Affiliated Companies	$270,396

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2015:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other liabilities	$-	$339,500

In addition, as of March 31, 2015, the Company had approximately $15,527 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2015. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 —Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash — The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-publicly traded debt at March 31, 2015 are estimated based on quoted market prices.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities

Level 2-Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3-Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Level 1	Level 2
March 31, 2015:
Cash(1)	$595,331	$595,331	$-
8.125% notes due 2018	(300,270)	-	(300,270)
OBS Term Loan due 2019	(604,462)	-	(604,462)
OIN Term Loan due 2019	(632,238)	-	(632,238)
7.5% Election 1 notes due 2021	(5,747)	-	(5,747)
7.5% Election 2 notes due 2021	(131,426)	-	(131,426)
7.5% notes due 2024	(604)	-	(604)

December 31, 2014:
Cash(1)	$512,404	$512,404	$-
8.125% notes due 2018	(294,300)	-	(294,300)
OBS Term Loan due 2019	(589,863)	-	(589,863)
OIN Term Loan due 2019	(618,981)	-	(618,981)
7.5% Election 1 notes due 2021	(5,511)	-	(5,511)
7.5% Election 2 notes due 2021	(131,773)	-	(131,773)
7.5% notes due 2024	(626)	-	(626)

(1)	Includes restricted cash of $118,010 and $123,178 at March 31, 2015 and December 31, 2014, respectively.

Derivatives

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. The interest rate caps effectively convert a portion of the Company’s debt from a floating to a fixed rate and were designated and qualified as cash flow hedges. At March 31, 2015, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The Interest Rate Cap agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular disclosure of derivatives location

Derivatives are recorded in the March 31, 2015 balance sheet on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the March 31, 2015 balance sheet on a gross basis by transaction.

	Asset Derivatives		Liability Derivatives
March 31, 2015	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$927	Other liabilities	$-
Total derivatives designated as hedging instruments		$927		$-

	Asset Derivatives		Liability Derivatives
December 31, 2014	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$2,115	Other liabilities	$-
Total derivatives designated as hedging instruments		$2,115		$-

The Interest Rate Cap agreements had no effect on the consolidated statement of operations for the three month period ended March 31, 2015.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive income (effective portion), including hedges of equity method investees, for the three months period ended March 31, 2015 and March 31, 2014 follows:

	Three Months Ended
	March 31,
	2015	2014
Interest rate swaps	$(7,431)	$(6,843)
Interest rate caps	(1,187)	-
Total	$(8,618)	$(6,843)

See Note 8, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2

Assets at March 31, 2015:
Derivative Assets (interest rate caps)	$927	$-	$927	(1)

Assets at December 31, 2014:
Derivative Assets (interest rate caps)	$2,115	$-	$2,115	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 11 — Taxes:

For the three months ended March 31, 2015 and 2014, the Company recorded an income tax provision of $ 2,660 and $ 1,329, respectively, which represents an effective tax rate of 6% and 10%, respectively.

As of March 31, 2015 and December 31, 2014, the Company had a reserve for uncertain tax positions of $42,635 and $34,520, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and interest of $672 and $534, respectively. Taxes otherwise payable on current year taxable income earned by the Company’s domestic subsidiaries are recorded as an unrecognized tax benefit based on the anticipated use of net operating loss carryforwards (recorded as a deferred tax asset) previously offset in full by unrecognized tax benefits. Such increase in unrecognized tax benefits is offset by a reduction in deferred tax liabilities.

The Company’s application for a Pre-Filing Agreement with the IRS with respect to OSG’s payments as guarantor made during 2014 has been accepted by the IRS and the examination of the Company’s position by the IRS has commenced. As a result, the Company believes that it is reasonably possible that a decrease of up to $179,151 in unrecognized tax benefits may occur within the next twelve months. Such decrease could result in an increase in the Company’s deferred tax assets for net operating loss carryforwards or an increase in its tax basis in foreign subsidiaries.

Note 12 — Capital Stock and Stock Compensation:

Warrant Conversions

During the three months ended March 31, 2015, the Company issued 694,517 shares of Class B Common Stock as a result of the exercise of 695,945 Class B Warrants.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation - Restricted Common Stock

On March 3, 2015, Mr. John J. Ray, III resigned from the Board of Directors of Overseas Shipholding Group, Inc. Pursuant to a waiver letter agreement entered into by the Company and Mr. Ray in connection with his resignation, 32,282 shares of the 58,333 shares originally granted to Mr. Ray, relating to his period of service as a director, vested on March 3, 2015. The balance of his restricted stock awards (26,051 shares) was forfeited and cancelled. The incremental compensation expense recognized as a result of the difference between the grant date fair value of the vested shares and estimated fair value of the Company’s Class A common stock on March 3, 2015 was approximately $8.

Management Compensation - Restricted Stock Units and Stock Options

During the three months ended March 31, 2015, the Company entered into employment agreements with certain executive officers which provide for stock compensation grants comprised of a $1,500 grant of time –based restricted stock units which vest over a three year period; and two grants aggregating $4,000, one-third as stock options, one-third as time based restricted stock units and one-third as performance based restricted stock units, each subject to three year vesting. Also, during the three months ended March 31, 2015, the Company granted restricted stock units awards totaling $2,040 to certain employees, each award subject to three years vesting. All of the aforementioned awards were made pursuant to Form of Grant Agreements which are conditioned upon shareholder approval of the Management Plan within 12 months of the grant date. Therefore, for book purposes, stock compensation will not be recorded, until the specified grant condition is satisfied.

There were no stock options, restricted common stock, restricted stock units or performance related grants under the 2004 Plan during the three months ended March 31, 2014.

Stock compensation expense related to awards of stock option grants, restricted stock units and restricted stock of $357 and $542 was recorded for the three months ended March 31, 2015 and 2014, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	March 31,	December 31,
As of	2015	2014
Unrealized losses on derivative instruments, substantially entered into by the Company's equity method joint venture investees	$(65,123)	$(61,547)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(21,337)	(21,833)
	$(86,460)	$(83,380)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2015 and 2014 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)

Current period change excluding amounts reclassified from other comprehensive income	(8,302)	496	(7,806)
Amounts reclassified from accumulated other comprehensive income	4,726	-	4,726
Total change in accumulated other comprehensive income	(3,576)	496	(3,080)
Balance as of March 31, 2015	$(65,123)	$(21,337)	$(86,460)

Balance as of December 31, 2013	$(59,263)	$(10,081)	$(69,344)

Current period change excluding amounts reclassified from other comprehensive income	(6,843)	(104)	(6,947)
Amounts reclassified from accumulated other comprehensive income	5,065	-	5,065
Total change in accumulated other comprehensive income	(1,778)	(104)	(1,882)
Balance as of March 31, 2014	$(61,041)	$(10,185)	$(71,226)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

Amounts Reclassified Out of Accumulated Other Comprehensive Income
	Three Months Ended March 31,
Accumulated Other Comprehensive Loss Component	2015	2014	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(4,726)	$(5,065)	Equity in income of affiliated companies
	$(4,726)	$(5,065)	Total before and net of tax

See Note 8, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Totals
For the three months ended March 31, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$316	$-	$316
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Total change in accumulated other comprehensive loss	$316	$-	$316

For the three months ended March 31, 2014 the income tax expense/(benefit) allocated to each component of other comprehensive loss was de minimus.

Note 14 — Leases:

1. Charters-in:

As of March 31, 2015, the Company had commitments to charter-in 17 vessels. All of these charters-in are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bareboat Charters-in at
March 31, 2015	Amount	Operating Days
2015	$74,145	3,575
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
Thereafter	50,300	2,008
Net minimum lease payments	$526,721	22,453

Time Charters-in at
March 31, 2015	Amount	Operating Days
2015	$17,584	1,596
2016	1,004	73
Net minimum lease payments	$18,588	1,669

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

At March 31,2015	Amount	Revenue Days
2015	$324,838	7,132
2016	283,393	5,194
2017	178,914	2,808
2018	123,156	1,699
2019	78,067	933
Thereafter	176,082	2,078
Future minimum revenues	$1,164,450	19,844

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above of $19,373 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020) are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the three months ended March 31, 2015 and 2014.

The Company does not expect to make contributions to its domestic defined benefit pension plan in 2015 because any minimum contributions required for 2015 will be met from excess contributions made during 2014 as a result of the provisions of the Highway and Transportation Funding Act of 2014 enacted in August 2014.

Certain of the Company’s foreign subsidiaries have or had pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. In August 2014, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), which superseded entirely a guarantee previously entered into in November 2010, in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($7,235 and $7,601 at March 31, 2015 and December 31, 2014, respectively).

Note 16 – Severance Costs:

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). Charges relating to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind down and transition costs (“Transition Costs”) are included separately in the condensed consolidated statement of operations. Management does not to expect to incur any significant additional Outsourcing RIF costs in the remainder of 2015. Outsourcing RIF severance costs of $17,020 were incurred for the year ended 2014, of which $6,683 was incurred for the three months ended March 31, 2014 comprised of $1,427 and $2,716 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. Transition Costs of $194 incurred for the three months ended March 31, 2014 included $90 and $60 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. Management does not expect to incur significant additional costs relating to the winding down of activities of its foreign office locations in 2015.

Activity relating to the reserves for the Outsourcing RIF for the three months ended March 31, 2015 and March 31, 2014 is summarized as follow:

Activity for the three months ended March 31,	2015	2014
Balance as of January 1,	$1,159	$-
Original estimate	-	6,334
Utilized	(693)	(289)
Balance at March 31,	$466	$6,045

The above table excludes related professional fees, which are expensed as incurred.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On July 2, 2014, the Southern District issued a scheduling order provided that discovery would be completed by July 22, 2015. On October 20, 2014, the plaintiffs moved for leave to file another amended complaint alleging claims under the Exchange Act against the Company’s current and former independent registered public accounting firms, and on November 28, 2014, the Southern District denied the plaintiffs’ motion. On February 17, 2015, the Company’s former independent registered public accounting firm requested that the Southern District strike the class allegations in the active complaint as they relate to that firm. On March 2, 2015, the Southern District stayed all depositions to allow the Company’s former independent registered public accounting firm to move for summary judgment or judgment on the pleadings. On March 18, 2015, our former independent registered public accounting firm moved for summary judgment. On April 14, 2015, the Southern District stayed all discovery related to merits experts pending the resolution of that motion. Briefing of that motion is now complete.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As such, management estimates the amount of its exposure with respect to the actions pending before the Southern District described above at between zero and $2,000.

Proskauer Action

On February 23, 2014, Proskauer and four of its partners filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the plaintiffs and the Company. The plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by Proskauer and four of its partners filed motions to dismiss the action. On June 9, 2014, the plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014, the defendants filed motions to dismiss the plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the plaintiffs’ amended complaint against the defendants. On March 2, 2015, the plaintiffs appealed the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department. On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against such defendants in the Supreme Court. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action, and on September 10, 2014, the Supreme Court denied the motion to dismiss the legal malpractice for breach of duty of care claim but granted the motion to dismiss the legal malpractice for breach of duty of loyalty claim as subsumed within the duty of care claim. Proskauer and four of its partners appealed this decision to the Appellate Division of the Supreme Court, First Department and on February 11, 2015 the appellate court heard oral argument on the appeal. A ruling on the appeal is pending. In addition, on December 3, 2014, the Company filed a motion with the Supreme Court or partial summary judgment on whether the “joint and several” liability provisions of certain of the Company’s prior loan agreements, which are the focus of the malpractice action, are unambiguous as a matter of law. That motion is fully briefed, and a court hearing on this motion is scheduled for June 11, 2015.

On May 15, 2014, the Supreme Court issued a scheduling order for discovery in the Company’s malpractice action against Proskauer. Discovery has now commenced. Under the terms of the scheduling order, all discovery will be completed by September 30, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. On June 4, 2014 the U.S. Coast Guard accepted the Company’s self-reporting of this matter under the Coast Guard’s voluntary disclosure policy. Under such policy, the Coast Guard will not recommend to the U.S. Department of Justice or other prosecuting authority that criminal charges be brought against the Company arising from this matter. The Company is cooperating with the Department of Justice in its investigation resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated at this time.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the adequacy of OSG’s insurance to cover its losses;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;

•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of OSG’s relationship with any of the Commercial Pools in which it participates;
•	competition within the Company’s industry and OSG’s ability to compete effectively for charters with companies with greater resources;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions it may make in the future;
•	changes in demand in specialized markets in which the Company currently trades;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	refusal of certain customers to use vessels of a certain age;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in OSG’s revenues;

•	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;

•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases;
•	delays and costs overruns in construction projects;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of OSG’s vessels by maritime claimants;
•	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
•	the Company’s ability to use it net operating loss carryforwards;
•	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States; and
•	changes in laws, treaties or regulations;

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General:

We are a leading provider of ocean transportation services for crude oil and refined petroleum products, and the only major tanker company to operate in both the U.S. Flag and International Flag fleet markets. We operate our vessels in two strategic business units: we serve the U.S. Flag market through our subsidiary OBS and the International Flag market through our subsidiary OIN. Our U.S. Flag business operates as a single reportable segment. Our International Flag business includes two reportable segments: International Crude Tankers and International Product Carriers.

As of March 31, 2015, we owned or operated a fleet of 80 vessels aggregating 7.5 million dwt and 864,800 cbm, including 17 vessels that have been chartered-in under operating leases. Our 24-vessel U.S. Flag fleet includes tankers and ATBs, of which 22 operate under the Jones Act and two operate internationally in the U.S. Maritime Security Program. Our 56-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers, as well as the FSO and LNG joint venture vessels (the “JV Vessels”). Revenues from our U.S. Flag fleet and JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. Revenues from our International Flag fleet constituted 50% and 53% of our total TCE revenues during the three months ended March 31, 2015 and 2014, respectively. Revenues from our U.S. Flag segment constituted 50% and 47% of our total TCE revenues during the three months ended March 31, 2015 and 2014, respectively.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Our Emergence from Bankruptcy

We emerged from Bankruptcy on August 5, 2014. During the period from November 14, 2012 through August 4, 2014, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Pursuant to the Equity Plan, all claims allowed by the Bankruptcy Court (other than subordinated claims) are either reinstated or paid in full in cash plus interest for the period from November 14, 2012 through the Effective Date, at either the contractual rate as provided by statute, or, at the rate of 2.98%, as set forth in the Equity Plan.

As part of an overall strategy to position the Company to successfully emerge from Chapter 11 with a smaller, more concentrated fleet without the need for costly systems, multiple offices and the associated expenses, we embarked on an organizational restructuring process over the past 24-months that notably involved (i) rejecting 25 executory contracts relating to above-market charter agreements (17 of the vessels were redelivered and 8 were renegotiated), (ii) exiting our full service International Crude Tankers Lightering business to focus only on ship-to-ship Lightering services, (iii) outsourcing the technical and commercial management of our International Flag conventional tanker fleet and (iv) deleveraging our balance sheet by using a combination of cash on hand and proceeds from two exit financing facilities and an equity offering to pay down $2,131,290 of our pre-petition debt obligations of $2,577,290 (gross of original issue discount). As of March 31, 2015 our total debt (including the Exit Financing Facilities) was $1,665,612. We believe these actions have positioned us to compete more effectively in the markets in which we operate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a discussion and analysis of the Company’s financial condition as of March 31, 2015 and results of operations for the three month periods ended March 31, 2015 and 2014. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter at 92.7 million barrels per day (“b/d”), an increase of 1.0 million b/d, or 1.1%, over the same quarter in 2014. The increase was mainly caused by higher demand in non-OECD areas. The estimate for global oil consumption for all of 2015 is 93.5 million b/d, an increase of 1.1% compared with 2014. OECD demand in 2015 is estimated to be flat, remaining at around 45.6 million b/d.

Global oil production in the first quarter of 2015 reached 94.0 million b/d, an increase of 2.1 million b/d over the first quarter of 2014. OPEC crude oil production (excluding natural gas liquids and non-conventional oils) continued their higher production levels, averaging 30.3 million b/d in the first quarter of 2015, an increase from 29.9 million b/d in the first quarter of 2014, although unchanged from the fourth quarter of 2014. Non-OPEC production growth, largely driven by the United States, increased by 1.5 million b/d in the first quarter of 2015 compared with the first quarter of 2014 to reach 57.2 million b/d. Oil production in the United States in the first quarter of 2015 reached 12.6 million b/d, an increase of 1.5 million b/d over the first quarter of 2014.

U.S. refinery throughput decreased by about 0.1 million b/d in the first quarter compared with the comparable quarter in 2014. Crude oil imports, however, decreased by about 0.4 million b/d as local production growth more than offset the change in crude runs. Imports from OPEC countries were reduced by 0.9 million b/d, mainly due to reductions of imports from Venezuela, West Africa and Saudi Arabia. Chinese imports of crude oil increased by 7.5% from the first quarter of 2014 to the first quarter of 2015, reaching 6.5 million b/d. This has had a continued positive impact on VLCC rates in 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2015, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 3.4 million dwt primarily comprised of Handysize (1.2 million dwt increase), Aframaxes (1.0 million dwt increase), VLCCs (0.7 million dwt increase) and Suezmaxes (0.6 million dwt increase).

Year over year, the total tanker orderbook at March 31, 2015 gained 5.3 million dwt attributable primarily to increases for Suezmaxes with smaller increases in the VLCC and Panamax orderbooks. The MR orderbook decreased by 3.6 million dwt as ships under construction are being delivered with few new orders.

VLCC freight rates continued their upward trend in the first quarter of 2015, driven by higher Chinese imports, lower bunker prices, as well as a general tightness of tonnage availability. The other crude segments followed the VLCC lead with improved rates throughout the first quarter. MR earnings also continued their upward trend.

TCE rates for prompt Jones Act Product Carriers and large Articulated Tug Barges (“ATBs”) averaged $90,700 and $61,900 per day, respectively, during the first quarter of 2015, representing a decrease of 4% and an increase of 2%, respectively, for each class of vessel compared with the first quarter of 2014. These are estimated rates as there was little spot-market activity in the first quarter of 2015 because nearly all vessels were committed to time charters in the U.S. Flag coastwise trades. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage or Delaware Bay lightering vessels were employed when underutilized in the lightering service. The slight softening in rates in the first quarter of 2015 compared with the same quarter of 2014 for Jones Act Product Carriers reflects the uncertainty created by the sharp drop in crude oil prices (and what that might mean to domestic crude oil production) in the fourth quarter of 2014. The charter rates for ATBs were also negatively affected by the uncertainty created by falling crude oil prices, but the impact was more than offset by the benefit resulting from the decrease in fuel costs.

The average monthly rate of production from the Eagle Ford formation increased by approximately 419,000 b/d in March 2015 compared with March 2014. Eagle Ford oil is transported through pipeline infrastructure to Corpus Christi where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana and Mississippi and the Philadelphia area.

As of March 31, 2015, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 10 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 73 vessels. There were no newbuild deliveries or vessels scrapped during the first quarter of 2015. In addition to the 73 vessels mentioned above, there are two late-1970s-built Alaskan crude tankers (Kodiak and Sierra) that were sold by Exxon to competitors who were expected to redeploy them into the lower 48 coastwise trade. The Kodiak, renamed the Eagle Ford, has been redeployed into the Eagle Ford crude trade. Exxon is expected to deliver the Sierra in the second quarter of 2015 at which time it is expected to join the Eagle Ford trade.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The industry’s firm Jones Act orderbook as of March 31, 2015, with deliveries scheduled between the second quarter of 2015 and the third quarter of 2017 consisted of 24 vessels (14 Product Carriers and ten large ATBs). Options for an additional two Product Carriers and four ATBs remain open.

Delaware Bay lightering volumes averaged 72,000 b/d in the first quarter of 2015 compared with 96,000 b/d in the first quarter of 2014. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil from North American sources via rail and U.S. Flag vessels at the expense of crude imports. Our lightering ATBs have offset reduced lightering demand by occasionally carrying crude from the U.S. Gulf Coast to refineries in the Philadelphia area.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2014. There have been no changes in the Company’s evaluation of its critical accounting policies since December 31, 2014.

RESULTS FROM VESSEL OPERATIONS

During the first quarter of 2015, results from vessel operations improved by $30,502 to income of $65,132 from income of $34,630 in the first quarter of 2014. This increase reflects the impact of a significant decrease in charter hire expense, a growth in TCE revenues, and lower non-bankruptcy related general and administrative expenses and severance costs. Such impacts were partially offset by a quarter-over-quarter increase in vessel expenses.

The decrease in charter hire expense in the first quarter of 2015 compared with the first quarter of 2014 was principally the result of the redeliveries of ten vessels (eight Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters in 2014.

Also contributing to the improvement in results from vessel operations was an increase in TCE revenues in the current quarter of $7,089, or 3%, to $221,642 from $214,553 in the first quarter of 2014 due to (i) a strengthening of rates in all of the International Flag sectors, most notably in the VLCC and Handysize Product Carrier fleets and (ii) a continued robust Jones Act market benefitting the U.S. Flag segment. These positive factors were partially offset by a 1,432 day decrease in revenue days, which reflects the vessel redeliveries discussed above, the Company’s exit from the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014, and the sale of two VLCCs and one Panamax in December 2014.

The increase in vessel expenses resulted primarily from (i) reactivation costs incurred in conjunction with the Company’s ULCC being taken out of lay-up in the current quarter, (ii) incremental costs relating to redelivery of one of the Company’s Panamaxes that had previously been bareboat chartered-out, and (iii) technical management fees paid to V.Ships. As discussed in further detail in Note 16, “Severance Costs,” the Company began transferring management of 46 of its International Flag conventional tankers to V.Ships in March 2014 and completed the 46 vessel transfers by September of 2014. Three of the transferred vessels were subsequently sold during the fourth quarter of 2014. With the reactivation of the ULCC and Panamax bareboat charter out redelivery, there were 45 vessels under V.Ships’ technical management as of March 31, 2015. Vessel operating expenses in the first quarter of 2015 included approximately $1,600 in technical management fees, compared with approximately $100 in the first quarter for 2014. These increases in vessel expenses are more than offset by a decrease in general and administrative expenses.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

See Note 6, “Business and Segment Reporting,” to the condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income before income taxes and reorganization items, as reported in the condensed consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

International Crude Tankers
	Three Months Ended March 31,
	2015	2014
TCE revenues	$66,821	$82,921
Vessel expenses	(20,836)	(21,414)
Charter hire expenses	(1,549)	(14,176)
Depreciation and amortization	(12,445)	(14,260)
Income from vessel operations (a)	$31,991	$33,071
Average daily TCE rate	$33,868	$24,228
Average number of owned vessels (b)	24.0	28.9
Average number of vessels chartered-in under operating leases	-	10.7
Number of revenue days(c)	1,973	3,421
Number of ship-operating days:(d)
Owned vessels	2,160	2,600
Vessels bareboat chartered-in under operating leases	-	90
Vessels time chartered-in under operating leases	-	682
Vessels spot chartered-in under operating leases	-	191

(a)	Income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels.

(b)	The average is calculated to reflect the addition and disposal of vessels during the period.

(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.

(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2015 and 2014, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three months ended March 31,	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
VLCCs: *
Average rate	$49,280	$-	$32,024	$16,748
Revenue days	648	-	892	10
Suezmaxes:
Average rate	$-	$-	$15,603	$-
Revenue days	-	-	38	-
Aframaxes: **
Average rate	$30,932	$-	$26,927	$-
Revenue days	620	-	1,108	-
Panamaxes:
Average rate	$27,695	$14,007	$26,664	$11,870
Revenue days	348	354	359	427

*

The 2014 average rates reported in the above tables represent VLCCs under 15 years of age.  The Company did not operate any VLCCs aged 15 years and older in the first quarter of 2015. The average spot TCE rates earned by Company's VLCCs on an overall basis during the three months ended March 31, 2014 was $30,421.

**	The 2015 average rates reported for Aframaxes exclude TCE revenues from the Company's International Flag Lightering service only business. The average rates and related days previously reported in 2014 have been adjusted to exclude the Company's International Flag Lightering business for comparative purposes.

During the first quarter of 2015, TCE revenues for the International Crude Tankers segment decreased by $16,100, or 19%, to $66,821 from $82,921 in the first quarter of 2014. This decrease in TCE revenues resulted from a 1,448 day decrease in revenue days. The decrease in revenue days reflects a reduction in the International Crude Tankers Lightering fleet associated with the Company’s exit from the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014. Such reduction included the sale of two 1994-built Aframaxes that had been utilized in the International Flag Lightering business, one in March 2014, and a second in September 2014. Also contributing to the decrease in revenue days were 538 fewer chartered-in days in the Aframax fleet, as well as the Company’s sale of a 1996-built VLCC, a 1997-built VLCC and a 2004-built Panamax in December 2014. Partially offsetting the decline in revenue days was a strengthening in average daily rates across all fleets in the segment, with the increased rates in the VLCC sector being especially significant. The Company’s ULCC commenced an 11-month time charter for storage in April 2015.

Vessel expenses decreased by $578 to $20,836 in the first quarter of 2015 from $21,414 in the first quarter of 2014. The change in vessel expenses is primarily due to a 530 day decrease in owned and bareboat chartered-in vessels resulting from the fleet changes noted above, offset by an increase in average daily vessel expenses of $1,522. The increased average daily vessel expenses were driven by reactivation costs incurred for the ULCC associated with its removal from lay-up, higher drydock deviation fuel costs and technical management fees paid to V.Ships. Charter hire expenses decreased by $12,627 to $1,549 in the first quarter of 2015 from $14,176 in the first quarter of 2014, resulting from a decrease of 963 chartered-in days in the current period, driven by the return of vessels discussed above. The only vessels in the segment chartered-in by the Company during the first quarter of 2015 were workboats employed by the International Flag Lightering business. Depreciation expense decreased by $1,815 to $12,445 in the current quarter from $14,260 in the first quarter of 2014, reflecting the 2014 vessel sales noted above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Product Carriers
	Three Months Ended March 31,
	2015	2014
TCE revenues	$43,517	$31,239
Vessel expenses	(14,467)	(12,890)
Charter hire expenses	(7,797)	(8,948)
Depreciation and amortization	(6,977)	(6,411)
Income from vessel operations	$14,276	$2,990
Average daily TCE rate	$18,300	$13,327
Average number of owned vessels	19.0	18.0
Average number of vessels chartered-in under operating leases	7.9	9.0
Number of revenue days	2,378	2,344
Number of ship-operating days:
Owned vessels	1,710	1,620
Vessels bareboat chartered-in under operating leases	270	270
Vessels time chartered-in under operating leases	437	540

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2015 and 2014 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the pools or commercial joint ventures in which certain of the segment’s vessels participate.

Three months ended March 31,	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$26,755	$-	$-	$-
Revenue days	90	-	-	-
Panamax Product Carriers:
Average rate	$29,741	$15,732	$34,926	$13,346
Revenue days	90	270	105	255
Handysize Product Carriers:
Average rate	$18,846	$9,816	$12,646	$10,047
Revenue days	1,761	167	1,766	218

During the first quarter of 2015, TCE revenues for the International Product Carrier segment increased by $12,278, or 39%, to $43,517 from $31,239 in the first quarter of 2014. This increase in TCE revenues resulted primarily from significant period-over-period increases in average daily spot rates earned by the Handysize Product Carrier fleet. Also contributing to the increased TCE revenues was the delivery of a newbuild LR2 in July 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel expenses for the International Product Carrier segment increased by $1,577 to $14,467 in the first quarter of 2015 from $12,890 in the first quarter of 2014. The increase reflects the LR2 newbuild delivery noted above along with increased average daily vessel expenses of $493 per day, which related to higher crew and repair costs and V.Ships technical management fees. Charter hire expenses decreased by $1,151 to $7,797 in the first quarter of 2015 from $8,948 in the first quarter of 2014 reflecting 103 fewer chartered-in days in the Handysize Product Carrier fleet, as vessels were returned to their owners at the expiry of their charters. Depreciation and amortization increased by $566 to $6,977 in the first quarter of 2015 from $6,411 in the first quarter of 2014, principally due to the LR2 delivery discussed above.

U.S. Flag
	Three Months Ended March 31,
	2015	2014
TCE revenues	$111,212	$100,432
Vessel expenses	(33,907)	(32,388)
Charter hire expenses	(22,552)	(22,358)
Depreciation and amortization	(17,226)	(16,779)
Income from vessel operations	$37,527	$28,907
Average daily TCE rate	$53,659	$48,077
Average number of owned vessels	14.0	14.0
Average number of vessels chartered in under operating leases	10.0	10.0
Number of revenue days	2,073	2,089
Number of ship-operating days:
Owned vessels	1,260	1,260
Vessels bareboat chartered-in under operating leases	900	900

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2015 and 2014 between spot and fixed earnings and the related revenue days.

Three months ended March 31,	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$64,777	$-	$57,589
Revenue days	-	1,070	-	1,018
Non-Jones Act Handysize Product Carriers:
Average rate	$28,103	$-	$29,470	$-
Revenue days	164	-	180	-
ATBs:
Average rate	$-	$38,429	$-	$34,540
Revenue days	-	690	-	712
Lightering:
Average rate	$71,390	$-	$65,751	$-
Revenue days	149	-	179	-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2015, TCE revenues for the U.S. Flag segment increased by $10,780, or 11%, to $111,212 from $100,432 in the first quarter of 2014. This increase reflects the continued strength of the Jones Act market, which allowed the Company’s Jones Act Handysize Product Carriers and ATBs to achieve higher rates upon the expiry of their prior time charters.

U.S. Flag vessel expenses increased by $1,519 to $33,907 in the first quarter of 2015 from $32,388 in the first quarter of 2014, due to an increase in average daily vessel expenses of $703 per day, which resulted primarily from higher crew costs.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company is scheduled to receive $3.1 million per year for each vessel from 2015 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025.

General and Administrative Expenses

During the first quarter of 2015, general and administrative expenses decreased by $5,143 to $19,282 from $24,425 in the first quarter of 2014 principally due to the following:

•	a decrease of $6,483 in employee compensation and benefits relating to (i) the outsourcing of the technical management and certain aspects of commercial management and crew management of the International Flag fleet, and (ii) costs recognized in 2014 related to retention bonus programs put into place as a result of the Company’s Bankruptcy filing. This net decrease in employee compensation and benefits also reflects current period costs totaling $640 relating to a new retention bonus plan approved by the Board of Directors in December 2014. Awards under the retention bonus plan will be paid in a lump sum following completion the of the retention period in December 2016; and
•	a decrease in rent and facility related expenses and travel and entertainment totaling $783.

These decreases were partially offset by higher accounting and audit related fees of $651 and legal and consulting fees of $1,733 incurred in the period subsequent to the Company’s emergence from bankruptcy.

Beginning in the second quarter of 2015, general and administrative expenses are expected to increase by approximately $600 per quarter as a result of additional compensation and benefit expenses incurred for new hires. Also as discussed in Note 12, “Capital Stock and Stock Compensation”, during the quarter ended March 31, 2015, the Company made awards of restricted stock units and stock options under the 2014 Management Plan, which are subject to shareholder approval in June 2015. Accordingly compensation expense will not be recognized until such specified grant condition is satisfied. Compensation expense related to these grants expected to be recognized in 2015 subsequent to the shareholders meeting will be approximately $1,700.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Equity in Income of Affiliated Companies:

During the first quarter of 2015, equity in income of affiliated companies increased by $3,918 to $12,412 from $8,494 in the first quarter of 2014. The quarter-over-quarter increase was principally attributable to a $3,687 increase in equity in income from the LNG joint venture. The increase of the LNG joint venture results was primarily driven by a 40 day reduction in offhire days during the quarter ended March 31, 2015 compared with 40 offhire days during the quarter ended March 31, 2014 for repairs to one of the LNG joint venture’s vessels that was involved in a collision in late December 2013. Also contributing to the improvement in the LNG joint venture results was a $2,200 reimbursement received from the joint venture’s charterer for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

The following table summarizes OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as March 31, 2015 and 2014.

Three months ended March 31,	2015		2014
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership

LNG Carriers operating on long-term charters	180	49.9%	160	49.9%
FSOs operating on long-term charter	90	50.0%	90	50.0%
Total	270		250

Interest Expense:

Interest expense was $28,569 in the first quarter of 2015 compared with $123 in the first quarter of 2014. Interest expense for the first quarter of 2015 reflects interest expense of $8,830 and $19,703 associated with the Company’s reinstated Unsecured Senior Notes and the Exit Financing Facilities, respectively. Because interest on the Company’s secured and unsecured debt subsequent to the Petition Date was not expected to be an allowed claim, the Company ceased accruing interest on such debt as of the Petition Date. The interest expense for the first quarter of 2014 of $123 relates to mortgage insurance premiums which are classified as interest expense.

Income Tax Provision:

For the three months ended March 31, 2015 and 2014, the Company recorded an income tax provision of $ 2,660 and $ 1,329, respectively, which represents an effective tax rate of 6% and 10%, respectively. The decrease in the effective tax rate for the 2015 period was substantially due to a change in the mix of U.S. versus foreign income, offset in part by a decrease in nondeductible reorganization costs. The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s application for a Pre-Filing Agreement with the IRS with respect to OSG’s payments as guarantor made during 2014 has been accepted and the examination of the Company’s position by the IRS has commenced. The Company anticipates the resolution of this matter by December 31, 2015 and, as such, the amount of unrecognized tax benefits associated with the position may change significantly. If the IRS accepts the Company’s position, we would record deferred tax assets related to the tax effect of an increase in net operating loss carryforwards of up to $438,363 and a decrease in its tax basis in foreign subsidiaries of up to $477,835, both depending on the final determination by the IRS of the allowed amount of payments as guarantor. In addition, OSG anticipates filing a refund claim for the carryback of 2014 net operating losses, which may result in an IRS examination of the 2012 and 2013 tax years.

EBITDA and Adjusted EBITDA:

EBITDA represents net income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered them in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

While EBITDA and Adjusted EBITDA are frequently used as a measure of operating results and performance, neither of them is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014

Net income	$42,901	$12,550
Income tax provision	2,660	1,329
Interest expense	28,569	123
Depreciation and amortization	37,119	37,945
EBITDA	111,249	51,947
Technical management transition costs	40	194
Severance and relocation costs	5	6,683
Gain on disposal of vessels and other property	(1,073)	(1,477)
Reorganization items, net	3,487	29,256
Adjusted EBITDA	$113,708	$86,603

Liquidity and Sources of Capital:

Working capital at March 31, 2015 was approximately $613,000 compared with $598,000 at December 31, 2014. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at March 31, 2015 and December 31, 2014 reflects the Company’s emergence from bankruptcy with sufficient cash to settle allowed claims and fund ongoing working capital needs.

As of March 31, 2015, we had $477,321 of cash and cash equivalents and $118,010 of restricted cash. Management has designated cash reserves of $40,011 as of March 31, 2015 to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Additionally, restricted cash as of March 31, 2015 includes approximately $77,999 of legally restricted cash relating to the OIN Term Loan. The OIN Term Loan stipulates that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale (principally by the end of 2015) or be used to prepay the principal balance outstanding of the OIN Term Loan. It is management’s intent to reinvest the proceeds from the post emergence sales of certain International Flag vessels and other property through acquisitions of vessel assets during 2015 as part of the overall business strategy of modernizing the Company’s fleet.

Approximately 54% of cash on hand, including restricted cash, at March 31, 2015 is held by the Company’s foreign subsidiaries.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Our current sources of funds are operating cash flows, proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete similar transactions consistent with achieving the objectives of our business plan. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, and repay our outstanding loan facilities. The OBS Term Loan and OIN Facilities require, beginning with the annual period commencing January 1, 2015, that Excess Cash Flow (as that term is defined in the respective term loan agreements) be used to make mandatory prepayments of outstanding loans. To the extent permitted under the terms of the OBS Term Loan and OIN Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet. Our ability to pay cash dividends is restricted under both the OBS Term Loan and OIN Facilities. We do not currently intend to resume the payment of cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities in the three months ended March 31, 2015 was $66,414, which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2015.

Outlook

We believe the actions we have taken to improve our liquidity position including (i) deleveraging our balance sheet by using cash on hand and proceeds from drawdowns on our Exit Financing Facilities and issuance of equity under the Rights Offering and Equity Commitment Agreement to settle our allowed pre-petition debt and other claim liabilities, (ii) exiting the full service International Crude Tankers Lightering business, (iii) selling certain of our older vessels (specifically two International Flag Aframaxes, which had been employed in Lightering operations, two VLCCs and one Panamax, all of which operated in our International Crude Tankers segment), (iv) completing our newbuild program with the delivery of the Overseas Shenandoah in July 2014, and (v) reducing our overhead costs through the outsourcing of the technical and commercial management of our International Flag conventional fleet, have positioned us to generate sufficient cash to support our operations over the next twelve months as well as increasing our flexibility to actively pursue fleet renewal or growth opportunities that may arise within the diverse sectors in which we operate. Accordingly, we intend to reinvest the proceeds from the post emergence sales of certain International Flag vessels and other property into vessel assets to modernize and/or grow our fleet.

On May 4, 2015, we filed a Form S-1 Registration Statement with the Securities and Exchange Commission for an offering of our Class A Common Stock. The timing, number of shares and price of any such offering have not yet been determined..

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of March 31, 2015, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $831,944 of which $706,348 was nonrecourse to the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of March 31, 2015, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $69,125 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2015 follows:

	Balance of					Beyond
	2015	2016	2017	2018	2019	2019	Total
Long-term debt(1)
Unsecured senior notes - fixed rate	17,663	35,325	35,325	323,138	10,950	162,501	584,902
OBS term loan - floating rate	28,326	68,727	35,283	34,962	560,283	-	727,581
OIN term loan - floating rate	31,880	59,157	40,578	40,212	602,221	-	774,048
Operating lease obligations(2)
Bareboat Charter-ins	74,145	99,038	98,219	93,200	111,819	50,300	526,721
Time Charter-ins	17,584	1,004	-	-	-	-	18,588

Total	$169,598	$263,251	$209,405	$491,512	$1,285,273	$212,801	$2,631,840

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $445,900 as of March 31, 2015 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 5.25% and 5.75%, respectively. Amounts shown for the OBS Term Loan and OIN Term Loan for 2016 include estimated mandatory prepayments of $37,000 and $23,000, respectively, as a result of estimated Excess Cash Flows for the year ended December 31, 2015. Amounts shown for the OBS Term Loan and OIN Term Loan for years subsequent to 2016 exclude any estimated repayment as a result of Excess Cash Flows.

(2)	As of March 31, 2015, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

Risk Management:

Interest rate risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company manages this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. To manage its interest rate risk in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap or cap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts or to receive payments if floating interest rates rise above a specified cap rate. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to nonperformance on such instruments by the counterparties.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

At March 31, 2015 and December 31, 2014, OBS and OIN were party to two separate Interest Rate Cap agreements each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, the Human Resources and Compensation Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Quarterly Report on Form 10-Q.

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 17, “Contingencies,” to the condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.        Risk Factors

Please refer to the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s registration statement on Form S-1 (File No. 333-203844), filed on May 4, 2015, for a discussion of risks related to its industry and operations.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

See Exhibit Index on page 54.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 11, 2015	/s/ Ian T. Blackley
Ian T. Blackley
Chief Executive Officer

Date: May 11, 2015	/s/ Rick F. Oricchio
Rick F. Oricchio
Chief Financial Officer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

NOTE:	Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

Page 54