Form 10-Q
period 2015-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2015-08-10
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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

YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2015: Class A common stock, par value $0.01– 311,862,628 shares; Class B common stock, par value $0.01– 6,885,317 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 4, 2015, for the purchase of 208,650,374 shares of Class A common stock and 1,032,983 shares of Class B common stock.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$646,265	$389,226
Restricted cash	22,245	53,085
Voyage receivables, including unbilled of $77,395 and $85,094	87,671	101,513
Income tax recoverable	56,199	55,856
Other receivables	6,747	8,293
Inventories, prepaid expenses and other current assets	25,068	24,290
Deferred income taxes	5,312	5,312
Total Current Assets	849,507	637,575
Restricted cash - non current	-	70,093
Vessels and other property, less accumulated depreciation of $679,170 and $625,322	2,150,185	2,213,217
Deferred drydock expenditures, net	74,524	62,413
Total Vessels, Deferred Drydock and Other Property	2,224,709	2,275,630

Investments in and advances to affiliated companies	348,188	334,863
Intangible assets, less accumulated amortization of $39,483 and $37,183	52,517	54,817
Other assets	68,653	63,513
Total Assets	$3,543,574	$3,436,491

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$97,757	$96,066
Income taxes payable	1,537	906
Current installments of long-term debt	58,314	12,314
Total Current Liabilities	157,608	109,286
Reserve for uncertain tax positions	37,004	34,520
Long-term debt	1,604,344	1,656,353
Deferred income taxes	285,154	283,277
Other liabilities	66,498	66,968
Total Liabilities	2,150,608	2,150,404

Equity:
Common stock	3,187	3,158
Paid-in additional capital	1,508,286	1,507,334
Accumulated deficit	(39,686)	(141,025)
	1,471,787	1,369,467
Accumulated other comprehensive loss	(78,821)	(83,380)
Total Equity	1,392,966	1,286,087
Total Liabilities and Equity	$3,543,574	$3,436,491

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shipping Revenues:
Pool revenues, including $13,303, $15,386, $27,127 and $37,223 received from companies accounted for by the equity method	$90,591	$28,410	$169,360	$73,477
Time and bareboat charter revenues	109,754	96,609	217,696	191,737
Voyage charter revenues	45,142	116,758	91,973	269,009
	245,487	241,777	479,029	534,223
Operating Expenses:
Voyage expenses	10,284	70,129	22,184	148,022
Vessel expenses	68,279	66,726	137,518	133,397
Charter hire expenses	31,127	39,983	63,025	85,465
Depreciation and amortization	37,869	37,385	74,988	75,330
General and administrative	17,471	19,485	36,753	43,910
Technical management transition costs	-	1,638	40	1,832
Severance and relocation costs	-	7,964	5	14,647
Gain on disposal of vessels and other property	-	(4)	(1,073)	(1,481)
Total Operating Expenses	165,030	243,306	333,440	501,122
Income/(loss) from vessel operations	80,457	(1,529)	145,589	33,101
Equity in income of affiliated companies	11,830	9,637	24,242	18,131
Operating income	92,287	8,108	169,831	51,232
Other income	48	145	121	279
Income before interest expense, reorganization items and income taxes	92,335	8,253	169,952	51,511
Interest expense	(28,931)	(174,511)	(57,500)	(174,634)
Income/(loss) before reorganization items and income taxes	63,404	(166,258)	112,452	(123,123)
Reorganization items, net	(1,437)	(86,123)	(4,924)	(115,379)
Income/(loss) before income taxes	61,967	(252,381)	107,528	(238,502)
Income tax (provision)/benefit	(3,529)	50,414	(6,189)	49,085
Net Income/(loss)	$58,438	$(201,967)	$101,339	$(189,417)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	520,604,924	-	520,594,320	-
Diluted - Class A	520,811,125	-	520,699,222	-
Basic and Diluted - Class B and Common Stock	7,922,800	30,546,423	7,923,866	30,531,493

Per Share Amounts:
Basic net income/(loss) - Class A and Class B	$0.11	$-	$0.19	$-
Diluted net income/(loss) - Class A and Class B	$0.11	$-	$0.19	$-
Basic and diluted net income/(loss) - Common Stock	$0	$(6.61)	$0	$(6.20)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income/(Loss)	$58,438	$(201,967)	$101,339	$(189,417)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	8,413	(1,939)	4,837	(3,717)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	15	12	5	17
Net change in unrecognized actuarial losses	(789)	(252)	(283)	(361)
Other Comprehensive Income/(Loss), net of tax	7,639	(2,179)	4,559	(4,061)
Comprehensive Income/(Loss)	$66,077	$(204,146)	$105,898	$(193,478)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Cash Flow from Operating Activities
Net income/(loss)	$101,339	$(189,417)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	74,988	75,330
Amortization of debt discount and other deferred financing costs	5,119	-
Compensation relating to restricted stock and stock option grants	981	517
Deferred income tax provision/(benefit)	2,269	(44,903)
Undistributed earnings of affiliated companies	(19,056)	(14,633)
Deferred payment obligations on charters-in	590	1,940
Contractual post-petition interest accrued on liabilities subject to compromise	-	174,476
Reorganization items, non-cash	812	64,469
Other-net	549	1,377
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other property - net	(1,073)	(1,481)
Payments for drydocking	(25,394)	(15,712)
Bankruptcy claim payments	(3,436)	-
Deferred financing costs paid for loan modification	(6,187)	-
Changes in operating assets and liabilities	8,120	13,067
Net cash provided by operating activities	139,621	65,030
Cash Flows from Investing Activities:
Change in restricted cash	100,933	-
Expenditures for vessels	(440)	(15,721)
Proceeds from disposal of vessels and other property	7,757	7,594
Expenditures for other property	(69)	(216)
Investments in and advances to affiliated companies	(1,506)	-
Repayments of advances from affiliated companies	17,000	-
Other - net	-	185
Net cash provided by/(used in) investing activities	123,675	(8,158)
Cash Flows from Financing Activities
Purchases of treasury stock	-	(162)
Payments on debt, including adequate protection payments	(6,257)	(5,307)
Deferred financing costs paid for issuance of debt	-	(8,425)
Net cash used in financing activities	(6,257)	(13,894)
Net increase in cash and cash equivalents	257,039	42,978
Cash and cash equivalents at beginning of year	389,226	601,927
Cash and cash equivalents at end of period	$646,265	$644,905

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

			(Accumulated			Accumulated
		Paid-in	Deficit)/			Other
	Common	Additional	Retained	Treasury Stock		Comprehensive
	Stock*	Capital**	Earnings	Shares	Amount	Loss***	Total
Balance at January 1, 2015	$3,158	$1,507,334	$(141,025)	-	$-	$(83,380)	$1,286,087
Net income			101,339				101,339
Other comprehensive income						4,559	4,559
Issuance of restricted stock awards	3	(3)					-
Compensation related Class A options granted	-	160					160
Compensation related to Class A restricted stock awards	-	821					821
Conversion of warrants to common stock	26	(26)					-
Balance at June 30, 2015	$3,187	$1,508,286	$(39,686)	-	$-	$(78,821)	$1,392,966

Balance at January 1, 2014	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)
Net loss			(189,417)				(189,417)
Other comprehensive loss						(4,061)	(4,061)
Forfeitures of restricted stock awards		3,110		138,330	(3,110)		-
Compensation related to options granted		278					278
Amortization of restricted stock awards		2,035					2,035
Purchases of treasury stock				30,280	(162)		(162)
Balance at June 30, 2014	$44,291	$419,176	$196,833	13,743,949	$(838,469)	$(73,405)	$(251,574)

*	Par value $1 per share; 120,000,000 shares authorized; 44,290,759 shares outstanding as of June 30, 2014, cancelled as of August 5, 2014; Par value $0.01 per share; 1,000,000,000 Class A shares authorized; 311,862,628 Class A shares outstanding as of June 30, 2015; and Par value $0.01 per share; 7,926,805 Class B shares authorized; 6,885,212 shares outstanding as of June 30, 2015.
**	Includes outstanding warrants issued at $3.00 per warrant comprised of 209,279,786 Class A warrants and 1,035,955 Class B warrants as of June 30, 2015.
***	Amounts are net of tax

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date (revised for certain corrections described below), but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

The December 31, 2014 balance sheet has been revised from that previously reported in the Form 10-K to reflect the correction of an error identified during the financial close reporting process for the second quarter of 2015 related to the classification of restricted cash for the OIN Term Loan. The Company assessed the materiality of the error on previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the revision is not material to the consolidated financial statements taken as a whole. The balance sheet as of December 31, 2014 has been revised to reclassify restricted cash of $70,093 from current assets to non-current assets and to reflect a corresponding reduction in the previously reported amount for total current assets. The error had no impact on the Company’s consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit) or cash flows. The impact of this error on the March 31, 2015 balance sheet previously reported in the Quarterly Report on Form 10-Q was an overstatement of total current assets and a corresponding understatement of long term assets by $77,999.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The quarterly information for the three and six months ended June 30, 2014 has been revised from that previously reported in the June 2014 Quarterly Report on Form 10-Q to reflect the correction of an error related to the overstatement of depreciation expense recorded on certain International Flag vessels. The error was identified and corrected during the 2014 year-end financial close and reporting process. The Company assessed the materiality of the error on previously issued interim financial statements for the quarters ended March 31, June 30, and September 30, 2014, in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the revisions were not material to the condensed consolidated financial statements for any of the affected quarterly periods. The condensed consolidated statement of operations for the three and six months ended June 30, 2014 presented herein reflects decreases of $2,144 and $4,277, respectively, in previously reported depreciation and amortization and total operating expenses. Additionally there were increases of $2,144 and $4,277 for the three and six months ended June 30, 2014, respectively, in each of income from vessel operations, operating income, income before interest expense, reorganization items and income taxes, income before reorganization items and income taxes, income before income taxes and net income, and an increase of $0.07 and $0.14 in previously reported basic and diluted earnings per share. The condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2014 reflects increases of $2,144 and $4,277 in previously reported net income and decreases of $2,144 and $4,277 in previously reported comprehensive loss. The condensed consolidated statement of cash flows for the six months ended June 30, 2014 reflects decreases of $4,277 in previously reported depreciation and amortization and net loss. The condensed consolidated statement of changes in equity for the six months ended June 30, 2014 reflects a decrease of $4,277 in previously reported net loss and an increase of $4,277 in previously reported total equity.

Dollar amounts, except per share amounts are in thousands.

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of August 10, 2015, only two of the original 181 Chapter 11 cases remain open as the Debtors continue to negotiate settlements on disputed claims.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended
	June 30,
	2015	2014
Trustee fees	$31	$769
Professional fees	1,718	34,228
Provision for and expenses incurred on rejected executory contracts including post-petition interest (a)	-	6,212
Provision for post-petition interest on debt facilities (a)	-	11,525
Provision for post-petition interest on other claims	-	1,620
2004 Stock Incentive Plan termination	-	1,796
Provision for class action lawsuit and other subordinated claims	-	17,000
Other claims adjustments	(312)	12,973
	$1,437	$86,123

	Six Months Ended
	June 30,
	2015	2014
Trustee fees	$171	$1,528
Professional fees	4,945	62,725
Provision for and expenses incurred on rejected executory contracts including post-petition interest (a)	-	6,212
Provision for post-petition interest on debt facilities (a)	-	11,525
Provision for post-petition interest on other claims	-	1,620
2004 Stock Incentive Plan termination	-	1,796
Provision for class action lawsuit and other subordinated claims	-	17,000
Other claims adjustments	(192)	12,973
	$4,924	$115,379

(a)	Contractual post-petition interest for debt facilities and certain rejected executory contracts of $167,451 and $7,025, respectively, is reported as interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. See Note 5, "Debt."

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table above reflects a 2014 provision for the Company’s agreement to a stipulated settlement for a Class Action claim filed with the Bankruptcy Court, which provides for cash payments of $15,000 and certain payments contingent upon the outcome of the Company’s malpractice lawsuit against Proskauer and other events. The Company incurred fees totaling $376 and $2,554 during the three and six month periods ended June 30, 2015, respectively, and $4,413 and $8,897 during the three and six month periods ended June 30, 2014, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by a former member of the Company’s Board of Directors. Of such related party expenses, $160 and $856 incurred during the three and six month periods ended June 30, 2015, respectively, and $4,413 and $8,897 incurred during the three and six month periods ended June 30, 2014, respectively, are included in professional fees in the table above.

Cash paid for reorganization items was $3,332 and $9,428 for the three and six month periods ended June 30, 2015, respectively, and $30,672 and $47,308 for the three and six month periods ended June 30, 2014, respectively.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $22,245 and $53,085 as of June 30, 2015 and December 31, 2014, to be utilized for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Additionally, restricted cash as December 31, 2014 includes $70,093 of legally restricted cash relating to the OIN Facilities (as defined in Note 5, “Debt”). Such restricted cash reserves are included in the non-current section of the condensed consolidated balance sheet. Prior to its amendment on June 3, 2015, the OIN Term Loan stipulated that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale were required to be reinvested in vessels within twelve months of such sale or used to prepay the principal balance outstanding of the OIN Facilities. The June 3, 2015 amendment removed the restriction for cash proceeds of specified OIN asset sales prior to the effective date of the amendment. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Deferred finance charges—Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $49,502 and $48,186 relating to the Exit Financing Facilities are included in other assets on the consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,494 and $4,871 for the three and six month periods ended June 30, 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014, there was no interest expense relating to the amortization of deferred financing charges for pre-petition debt of the Company as amortization had ceased upon the commencement of the Company’s Chapter 11 cases.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and six month periods ended June 30, 2015 and 2014, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 86% and 77% of consolidated voyage receivables at June 30, 2015 and December 31, 2014, respectively.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The FASB delayed the effective date of the revenue standard by one year. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASC 835), which amends the requirement to recognize debt issuance costs as deferred charges. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying cost of that debt liability, consistent with debt discounts. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company expects to adopt this new accounting standard on January 1, 2016. Based on the Company’s current unamortized debt issuance costs the impact of the retrospective adoption on its June 30, 2015 and December 31, 2014 balance sheets would be reductions of both other assets and long-term debt by $49,502 and $48,186, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Earnings per Common Share:

All the shares of our common stock prior to the Effective Date were cancelled pursuant to the Equity Plan. Post-emergence, the Company presents earnings per common share information for the Class A and Class B securities.

Basic earnings/(loss) per common share is computed by dividing earnings/(loss), after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. As management deemed the exercise price for the Class A and B Warrants of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A and B Warrant exercise are included in the calculation of Class A and B basic weighted average common shares outstanding for the period.

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

Class A

There were 329,617 and 298,314 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six month periods ended June 30, 2015. Such participating securities were allocated a portion of income under the two class method for the three and six months ended June 30, 2015. Holders of the participating securities do not participate in losses.

The computation of diluted earnings/(losses) per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. There were 674,947 and 564,878 weighted average shares of unvested Class A stock options outstanding and 542,384 and 370,322 weighted average shares of unvested Class A restricted stock units outstanding for the three and six month periods ended June 30, 2015, respectively, which are considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock.

Pre-reorganized OSG common shares

All shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity Plan. Although earnings per share information for the three and six months ended June 30, 2014 is presented, it is not comparable to the information presented for the three and six months ended June 30, 2015 due to the changes in our capital structure.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the calculation of basic earnings/(loss) per share and diluted earnings/(loss) per share are as follows:

		Three Months Ended
		June 30,
		2015	2014

Net income/(loss)		$58,438	$(201,967)

Weighted average common shares outstanding:
Class A common stock - basic	(1)	520,604,924
Class A common stock - diluted	(2)	520,811,125
Class B common stock - basic and diluted	(3)	7,922,800
Common stock - basic and diluted	(4)		30,546,423

		Six Months Ended
		June 30,
		2015	2014

Net income/(loss)		$101,339	$(189,417)

Weighted average common shares outstanding:
Class A common stock - basic	(1)	520,594,320
Class A common stock - diluted	(2)	520,699,222
Class B common stock - basic and diluted	(3)	7,923,866
Common stock - basic and diluted	(4)		30,531,493

(1)	The basic weighted average common shares outstanding for Class A common stock for the three and six month periods ended June 30, 2015 were calculated using the Class A common stock outstanding and the Class A warrants outstanding for the three and six months periods ending June 30, 2015, respectively. As of June 30, 2015 there were 311,862,628 shares of Class A common stock outstanding and 209,279,786 Class A warrants outstanding.
(2)	The diluted weighted average common shares outstanding for Class A common stock for the three and six month periods ended June 30, 2015 were calculated using the Class A common stock and Class A warrants and the dilutive securities outstanding for such three and six month periods.
(3)	The basic and diluted weighted average common shares outstanding for Class B common stock for the three and six month periods ended June 30, 2015 were calculated using Class B common stock outstanding and Class B warrants outstanding for the three and six month periods ended June 30, 2015. As of June 30, 2015 there were 6,885,212 shares of Class B common stock outstanding and 1,035,955 Class B warrants outstanding.
(4)	The basic and diluted weighted average common shares outstanding for common stock for the three and six month periods ended June 30, 2014 were calculated using common stock outstanding for the three and six month periods ended June 30, 2014. As of June 30, 2014 there were 30,546,810 shares of Common Stock outstanding.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were 206,201 and 104,902 dilutive equity awards outstanding for the three and six month periods ended June 30, 2015. Awards of stock options for 674,947 and 564,878 shares of Class A Common Stock for the three and six months ended June 30, 2015 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. For earnings per share calculations for the three and six months ended June 30, 2014, there were no dilutive equity awards outstanding as of June 30, 2014 due to the rejection of the Company’s 2004 Stock Incentive Plan effective June 1, 2014, which resulted in the cancellation of all unvested awards and any OSG equity interests thereunder.

Note 5 — Debt:

Debt consists of the following:

	June 30,	December 31,
As of	2015	2014
8.125% notes due 2018	$300,000	$300,000
OBS term loan due 2019, net of unamortized discount of $1,336 and $1,480	595,634	598,505
OIN term loan due 2019, net of unamortized discount of $968 and $1,071	621,124	624,162
7.50% Election 1 notes due 2021	6,508	6,508
7.50% Election 2 notes due 2021	138,708	138,708
7.50% notes due 2024	684	784
Total debt	1,662,658	1,668,667
Less current portion	58,314	12,314
Long-term debt	$1,604,344	$1,656,353

The weighted average interest rate for debt outstanding as of June 30, 2015 and December 31, 2014 was 6.21%.

Exit Financing Facilities

Capitalized terms used hereafter have the meanings given in this Quarterly Report on Form 10-Q or in the respective transaction documents referred to below, including subsequent amendments thereto. On the Effective Date, to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries; and (iii) a secured term loan facility of $628,375 (the “OIN Term Loan) and a revolving loan facility of $50,000 (the “OIN Revolver Facility” and, together with the OIN Term Loan, the “OIN Facilities” and collectively with the OBS ABL Facility and the OBS Term Loan, the “Exit Financing Facilities”), among OSG, OIN, OIN Delaware LLC, the sole member of which is OIN, certain OIN subsidiaries, Jefferies, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries. The OBS Term Loan and the OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective loan agreements) be used to prepay outstanding principal balance of such loans, commencing in the case of the OBS Term Loan, with the annual period beginning January 1, 2015 and, in the case of the amended OIN Facilities (as further described below), with the six-month period beginning July 1, 2015, and annual periods thereafter. On August 5, 2014, the available amounts under each of the aforementioned secured term loans were drawn in full. As of June 30, 2015, no amounts had been drawn under the OBS or the OIN revolving loan facilities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans. Each of the OBS Term Loan and the OIN Facilities stipulates if annual aggregate net cash proceeds of asset sales exceed $5,000, net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the respective facility. Beginning with the annual period commencing January 1, 2015, the OBS Term Loan and the OIN Term Loan, as modified by the amendments to the Exit Financing Facilities noted in the following paragraph, are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

On June 3, 2015, the Company entered into amendments to the Exit Financing Facilities. The amendment to the OIN Facilities among other things, provided for the following, subject to certain conditions described therein: (i) it permitted OIN to pay a cash dividend of up to $200,000 to OSG no later than June 30, 2015; (ii) it permitted OIN to retain net cash proceeds of up to $78,000 from the sales of certain assets that occurred prior to June 3, 2015; and (iii) it altered the periods during which Excess Cash Flow (as defined in the loan agreement for the OIN Facilities) must be used to prepay the outstanding balance of the OIN Facilities, from an annual period beginning January 1, 2015 to a six-month period beginning July 1, 2015 and annual periods thereafter. The Company paid fees aggregating $6,187 in connection with the amendments to the Exit Financing Facilities that have been capitalized as deferred finance charges.

Management has determined that it has Excess Cash Flows for the six months ended June 30, 2015 and has projected the amount of Excess Cash Flows for the six months ended December 31, 2015 based on the facts at June 30, 2015. The first mandatory prepayment, which is estimated to be approximately $46,000 for the OBS Term Loan, will be due during the first quarter of 2016, and is therefore included in current installments of long-term debt on the consolidated balance sheet as of June 30, 2015. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flows for the six month period ended December 31, 2015.

Drawdowns under the OBS ABL Facility are subject to certain limitations based upon the available Borrowing Base, as described therein. Furthermore, each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG (as Parent Company), who is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under their respective facilities. As of December 31, 2014, these restrictions permitted the payment of an amount equal to $25,000 in respect to each of the OBS and OIN Term Loan. As a result, all but approximately $50,000 of the $1,851,617 reflected as investments in affiliates and subsidiaries on the Parent Company’s (separate company) balance sheet as of December 31, 2014 were deemed to be restricted net assets.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the June 3, 2015 amendments to the Exit Financing Facilities, OIN paid a cash dividend of $200,000 to OSG on June 26, 2015. For the OIN Facilities, the amendments reduced the base Available Amount (as defined in the loan agreement for the OIN Facilities) from $25,000 to $0, but did not prevent investments being made up to an amount equal to the Available Amount. The Parent Company’s ability to receive cash dividends, loans or advances is currently $25,000 in respect of OBS.

The OIN Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the OIN Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at both June 30, 2015 and December 31, 2014. None of the other Exit Financing Facilities have financial covenants.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended June 30, 2015 was $19,929 for the Exit Financing Facilities, comprised of $9,363 relating to the OBS Term Loan and OBS ABL Facility and $10,566 relating to the OIN Facilities. Interest expense for the six month period ended June 30, 2015 was $39,632 for the Exit Financing Facilities, comprised of $18,676 relating to the OBS Term Loan and OBS ABL Facility and $20,956 relating to the OIN Facilities. Interest paid for the three months ended June 30, 2015 was $7,780 and $8,880 for the OBS Term Loan and the OIN Term Loan, respectively and interest paid for the six months ended June 30, 2015 was $15,842 and $18,081 for the OBS Term Loan and the OIN Term Loan, respectively.

Unsecured Revolving Credit Facility

In 2006, the Company entered into a $1,800,000 seven year unsecured revolving credit agreement with a group of banks. Borrowings outstanding under this facility were $1,489,000 immediately prior to Emergence. The Company repaid the principal outstanding and contractual interest thereon (which includes default interest) on the Effective Date.

For the three and six months ended June 30, 2014, the Company recorded a charge of $73,637 to interest expense in the condensed consolidated statement of operations for a change in estimate of the allowed claim for the Unsecured Revolving Credit Facility relating to post-petition contractual interest (which includes default interest).

Unsecured Senior Notes

The Company has the following separate series of unsecured notes (the “Unsecured Senior Notes”) issued and outstanding as of both June 30, 2015 and December 31, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.125% Notes – These notes were issued on March 29, 2010 and consist of $300,000 in face value, which are due on March 30, 2018.

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

During the six months ended June 30, 2015, the Company repurchased 2024 Notes in an aggregate principal amount of $100. A gain of $12 was recognized on this transaction and is included in other income in the accompanying condensed consolidated statement of operations.

Prior to Emergence, the Company also had the following unsecured notes issued and outstanding:

8.75% Debentures – These notes were issued on December 1, 1993 and the remaining balance consisted of $63,603 in face value, which matured on December 1, 2013. Borrowings under this facility and contractual interest thereon were paid on the Effective Date.

For the three and six months ended June 30, 2015, interest expense, including administrative and other fees, of $8,995 and $17,824, respectively, was recorded relating to the Unsecured Senior Notes and $17,965 of interest was paid during the six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recorded a charge of $73,660 to interest expense for post-petition contractual interest (including default interest, as applicable) due on the Unsecured Senior Notes and charges totaling $10,765 to reorganization items to write off unamortized original issue discount and unamortized deferred financing charges and to accrue for a change in estimate of allocated claims relating to the Unsecured Senior Notes pursuant to the Equity Plan.

Secured Term Loan Facilities

The pre-reorganized OSG loan facilities included floating rate (based on LIBOR) secured terms loans with Danish Ship Finance (“DSF”) and the Export-Import Bank of China (“CEXIM”), with principal outstanding as of the Petition Date aggregating $266,936 and $311,751, respectively. These facilities provided that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The Company believed that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and therefore classified these secured term loans and related accrued interest as liabilities subject to compromise in the consolidated balance sheet at December 31, 2013. As of December 31, 2013, the loan-to-value ratios were estimated to approximate 97% and 91%, respectively. Pursuant to the Bankruptcy Court orders [D.I. 0459 and 0460] issued on February 5, 2013, the Company made Adequate Protection Interest payments to CEXIM and DSF during the post-petition period in consideration for the lenders not repossessing the secured vessels. In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments had been classified as reductions of outstanding principal through the quarter ended March 31, 2014. Pursuant to the Equity Plan that provided for payment in full of principal outstanding under the Secured Loan Facilities as of the Petition Date, Adequate Protection Interest Payments made during the period from April 1, 2014 to June 30, 2014 are reflected as a component of operating activities in the consolidated statement of cash flows for the six months ended June 30, 2014. For the three months ended June 30, 2014, the Company disbursed Adequate Protection Interest Payments relating to the DSF secured term loan of $529. For the six months ended June 30, 2014, the Company disbursed Adequate Protection Interest Payments relating to the DSF secured term loan of $1,560 and the CEXIM secured term loan of $4,276, respectively. The principal outstanding and unpaid accrued interest for the DSF and CEXIM secured term loans were repaid on the Effective Date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 the Company recorded a charge of $5,203 to interest expense relating to (a) $4,662 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and (b) $541 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment dates through June 30, 2014 at the contractual interest rate for the DSF secured term loans. The Company also recorded a charge of $4,397 to reorganization items relating to a settlement of disputed default interest for the DSF secured term loans for the period from November 14, 2012 through June 30, 2014.

For the three and six months ended June 30, 2014, the Company recorded a charge of $14,080 to interest expense relating to (a) $10,452 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and (b) $3,628 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment date through June 30, 2014 at the contractual interest rate for the CEXIM secured term loans. The Company also recorded a charge of $5,187 to reorganization items for a settlement of disputed default interest for the CEXIM secured term loans for the period from November 14, 2012 through June 30, 2014.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2015 and 2014 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2015:
Shipping revenues	$81,530	$42,598	$(35)	$121,394	$245,487
Time charter equivalent revenues	76,968	42,367	(38)	115,906	235,203
Depreciation and amortization	12,720	6,923	246	17,980	37,869
Income/(loss) from vessel operations	42,308	14,952	(269)	40,937	97,928
Equity in income of affiliated companies	8,914	-	2,916	-	11,830
Investments in and advances to affiliated companies at June 30, 2015	281,335	14,371	52,444	38	348,188
Total assets at June 30, 2015	1,182,977	529,439	52,444	1,031,878	2,796,738

June 30, 2014:
Shipping revenues	91,015	38,660	79	112,023	241,777
Time charter equivalent revenues	44,676	22,291	78	104,603	171,648
Depreciation and amortization	14,337	6,457	470	16,121	37,385
Gain/(loss) on disposal of vessels	(165)	-	170	(1)	4
Income/(loss) from vessel operations	702	(5,671)	(123)	32,646	27,554
Equity in income of affiliated companies	7,211	-	2,038	388	9,637
Investments in and advances to affiliated companies at June 30, 2014	287,816	6,325	41,897	803	336,841
Total assets at June 30, 2014	1,341,726	568,870	41,897	1,011,627	2,964,120

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	International
	Crude	Product
Six months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2015:
Shipping revenues	$154,947	$86,539	$57	$237,486	$479,029
Time charter equivalent revenues	143,789	85,884	54	227,118	456,845
Depreciation and amortization	25,165	13,900	717	35,206	74,988
Gain/(loss) on disposal of vessels	7	(5)	1,133	(62)	1,073
Income/(loss) from vessel operations	74,299	29,229	(678)	78,464	181,314
Equity in income/(loss) of affiliated companies	17,371	-	6,877	(6)	24,242
Expenditures for vessels	-	387	-	53	440
Payments for drydocking	6,120	178	-	19,096	25,394

June 30, 2014:
Shipping revenues	228,784	86,163	39	219,237	534,223
Time charter equivalent revenues	127,598	53,530	38	205,035	386,201
Depreciation and amortization	28,597	12,867	966	32,900	75,330
Gain/(loss) on disposal of vessels	1,349	-	169	(37)	1,481
Income/(loss) from vessel operations	33,775	(2,680)	(640)	61,554	92,009
Equity in income of affiliated companies	15,054	-	2,311	766	18,131
Expenditures for vessels	8,579	585	-	6,557	15,721
Payments for drydocking	4,409	5,277	-	6,026	15,712

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2015	2014
Time charter equivalent revenues	$235,203	$171,648
Add: Voyage expenses	10,284	70,129
Shipping revenues	$245,487	$241,777

	Six Months Ended
	June 30,
	2015	2014
Time charter equivalent revenues	$456,845	$386,201
Add: Voyage expenses	22,184	148,022
Shipping revenues	$479,029	$534,223

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

Reconciliations of income/(loss) from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2015	2014
Total income from vessel operations of all segments	$97,928	$27,554
General and administrative expenses	(17,471)	(19,485)
Technical management transition costs	-	(1,638)
Severance costs	-	(7,964)
Gain on disposal of vessels	-	4
Consolidated income/(loss) from vessel operations	80,457	(1,529)
Equity in income of affiliated companies	11,830	9,637
Other income	48	145
Interest expense	(28,931)	(174,511)
Income/(loss) before reorganization items and income taxes	$63,404	$(166,258)

	Six Months Ended
	June 30,
	2015	2014
Total income from vessel operations of all segments	$181,314	$92,009
General and administrative expenses	(36,753)	(43,910)
Technical management transition costs	(40)	(1,832)
Severance costs	(5)	(14,647)
Gain on disposal of vessels	1,073	1,481
Consolidated income from vessel operations	145,589	33,101
Equity in income of affiliated companies	24,242	18,131
Other income	121	279
Interest expense	(57,500)	(174,634)
Income/(loss) before reorganization items and income taxes	$112,452	$(123,123)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of June 30,	2015	2014
Total assets of all segments	$2,796,738	$2,964,120
Corporate unrestricted cash	646,265	644,905
Corporate restricted cash	22,245	-
Other unallocated amounts	78,326	50,686
Consolidated total assets	$3,543,574	$3,659,711

Note 7 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2014 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2015. The Company concluded that no such events had occurred to warrant a change in the assumptions from those utilized in the December 2014 impairment tests.

Vessel Sales

There were no vessels sold during the six months ended June 30, 2015. During March 2014, the Company sold an International Flag Aframax, which had been employed in Lightering operations, and recognized a gain on sale of approximately $1,510 for the six months ended June 30, 2014.

In July 2015, the Company entered into an agreement to sell a 1998-built Handysize Product Carrier, at a price in excess of carrying value. The vessel was delivered to buyers in July 2015.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or newbuild deliveries during either the six months ended June 30, 2015 or June 30, 2014.

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of June 30, 2015, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Floating Storage and Offloading Service (“FSO”) Vessels Joint Venture

Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OIN. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $119,346 and $145,396 was outstanding under this facility as of June 30, 2015 and December 31, 2014, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $0. The joint venture expects to be able to pay off the outstanding balance of the FSO Africa loan of $1,250 at its maturity in August 2015, using cash on hand.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $228,186 and $254,308 as of June 30, 2015 and December 31, 2014, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were losses of $70 and $285 for the three months ended June 30, 2015 and 2014, respectively, and losses of $371 and $391 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the joint venture had a liability of $10,795 and $13,665, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $2,226 and $2,944 at June 30, 2015 and December 31, 2014, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $696,858 and $715,378 was outstanding under this secured facility as of June 30, 2015 and December 31, 2014, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $674,838 and $693,072 at June 30, 2015 and December 31, 2014, respectively. These swaps are being accounted for as cash flow hedges. As of June 30, 2015 and December 31, 2014, the joint venture recorded a liability of $106,247 and $116,819, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $52,963 and $58,240 at June 30, 2015 and December 31, 2014, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

See Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	June 30,
	2015	2014

Shipping revenues	$90,902	$94,955
Ship operating expenses	(56,056)	(62,642)
Income from vessel operations	34,846	32,313
Other expense	(422)	(367)
Interest expense	(11,751)	(12,952)
Net income	$22,673	$18,994

	Six Months Ended
	June 30,
	2015	2014

Shipping revenues	$180,017	$186,212
Ship operating expenses	(110,682)	(124,634)
Income from vessel operations	69,335	61,578
Other income/(expense)	1,230	(872)
Interest expense	(24,042)	(25,994)
Net income	$46,523	$34,712

Note 9 — Variable Interest Entities (“VIEs”):

As of June 30, 2015, the Company participates in six commercial pools and three joint ventures. One of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2015:

Condensed
Consolidated Balance Sheet
Investments in Affiliated Companies	$275,439

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2015:

	Condensed
	Consolidated Balance Sheet	Maximum Exposure to Loss

Other liabilities	$-	$340,500

In addition, as of June 30, 2015, the Company had approximately $14,021 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2015. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash — The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-publicly traded debt at June 30, 2015 are estimated based on quoted market prices.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
June 30, 2015:
Cash(1)	$668,510	$668,510	$-
8.125% notes due 2018	(312,936)	-	(312,936)
OBS Term Loan due 2019	(599,209)	-	(599,209)
OIN Term Loan due 2019	(627,926)	-	(627,926)
7.5% Election 1 notes due 2021	(6,248)	-	(6,248)
7.5% Election 2 notes due 2021	(140,789)	-	(140,789)
7.5% notes due 2024	(656)	-	(656)

December 31, 2014:
Cash(1)	$512,404	$512,404	$-
8.125% notes due 2018	(294,300)	-	(294,300)
OBS Term Loan due 2019	(589,863)	-	(589,863)
OIN Term Loan due 2019	(618,981)	-	(618,981)
7.5% Election 1 notes due 2021	(5,511)	-	(5,511)
7.5% Election 2 notes due 2021	(131,773)	-	(131,773)
7.5% notes due 2024	(626)	-	(626)

(1)	Includes current and non-current restricted cash aggregating $22,245 and $123,178 at June 30, 2015 and December 31, 2014, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. The interest rate caps effectively convert a portion of the Company’s debt from a floating to a fixed rate and were designated and qualified as cash flow hedges. At June 30, 2015, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The Interest Rate Cap agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the June 30, 2015 balance sheet on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the June 30, 2015 balance sheet on a gross basis by transaction.

	Asset Derivatives		Liability Derivatives
June 30, 2015	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$532	Other liabilities	$-
Total derivatives designated as hedging instruments		$532		$-

	Asset Derivatives		Liability Derivatives
December 31, 2014	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$2,115	Other liabilities	$-
Total derivatives designated as hedging instruments		$2,115		$-

The Interest Rate Cap agreements had no effect on the consolidated statement of operations for the three and six month periods ended June 30, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and six month periods ended June 30, 2015 and June 30, 2014 follows:

	Three Months Ended
	June 30, 2015
	2015	2014
Interest rate swaps	$4,196	$(6,739)
Interest rate caps	(396)	-
Total	$3,800	$(6,739)

	Six Months Ended
	June 30, 2015
	2015	2014
Interest rate swaps	$(3,235)	$(13,582)
Interest rate caps	(1,583)	-
Total	$(4,818)	$(13,582)

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

Fair Value Hierarchy

The following tables present the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2

Assets at June 30, 2015:
Derivative Assets (interest rate caps)	$532	$-	$532	(1)

Assets at December 31, 2014:
Derivative Assets (interest rate caps)	$2,115	$-	$2,115	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Taxes:

For the three months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $3,529 and a benefit of $50,414, respectively, which represents effective tax rates of 6% and 20%, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $6,189 and a benefit of $49,085, respectively, which represents effective tax rates of 6% and 21%, respectively.

As of June 30, 2015 and December 31, 2014, the Company had a reserve for uncertain tax positions of $37,004 and $34,520, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $872 and $534, respectively. Taxes otherwise payable on current year taxable income earned by the Company’s domestic subsidiaries are recorded as an unrecognized tax benefit based on the anticipated use of net operating loss carryforwards (recorded as a deferred tax asset) previously offset in full by unrecognized tax benefits. Such increase in unrecognized tax benefits is offset by a reduction in deferred taxes.

The Company’s application for a Pre-Filing Agreement with the IRS with respect to OSG’s payments as guarantor made during 2014 has been accepted by the IRS and the examination of the Company’s position by the IRS is ongoing. As a result, the Company believes that it is reasonably possible that a decrease of up to $179,151 in unrecognized tax benefits may occur within the next twelve months. Such decrease could result in an increase in the Company’s deferred tax assets for net operating loss carryforwards or an increase in its tax basis in foreign subsidiaries.

Note 12 — Capital Stock and Stock Compensation:

Warrant Conversions

During the six months ended June 30, 2015, the Company issued 863,561 shares of Class A common stock and 1,867,882 shares of Class B common stock as a result of the exercise of 866,086 Class A warrants and 1,872,194 Class B warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Director Compensation - Restricted Common Stock

OSG shareholders approved the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan on June 9, 2015. During the six months ended June 30, 2015, the Company awarded an aggregate of 272,796 restricted Class A common stock shares to the directors (each a “Director”) serving on the Board of Directors of Overseas Shipholding Group, Inc. (the “Board”), with a measurement date fair value of $3.43 per share and an aggregate fair market value of $936, including 16,233 shares and 256,563 shares vesting in full on August 13, 2015 and June 9, 2016, respectively, subject to the Director continuing to provide services to the Company through such dates. The shares granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted stock has all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

On March 3, 2015, Mr. John J. Ray, III resigned from the Board. Pursuant to a waiver letter agreement entered into by the Company and Mr. Ray in connection with his resignation, 32,282 shares of the 58,333 shares originally granted to Mr. Ray, relating to his period of service as a director, vested on March 3, 2015. The balance of his restricted stock awards (26,051 shares) was forfeited and cancelled. The incremental compensation expense recognized as a result of the difference between the grant date fair value of the vested shares and estimated fair value of the Company’s Class A common stock on March 3, 2015 was approximately $8.

Management Compensation - Restricted Stock Units and Stock Options

During the six months ended June 30, 2015, the Company entered into employment agreements with three executive officers which provided for stock compensation grants. One of the grants was to be comprised of time–based restricted stock units, which vest over a three year period. The remaining two grants were each to be comprised of one-third stock options, one-third time-based restricted stock units and one-third performance based restricted stock units, each subject to three year vesting. Also, during the six months ended June 30, 2015, the Company granted restricted stock unit awards to certain employees, each award subject to three years vesting.

During the six months ended June 30, 2015, the Company granted 1,499,484 time-based restricted stock units and stock options covering 959,232 shares to the three executives and certain other employees described above. Such awards were made pursuant to Form of Grant Agreements conditioned upon shareholder approval of the Management Incentive Compensation Plan (“Management Plan”) within 12 months of the grant date. OSG shareholders approved the Management Plan on June 9, 2015, which established a measurement date and fair value for both the time-based restricted stock units and stock option awards of $3.43 and $1.40 per share, respectively, which had aggregate measurement date fair values of $5,143 and $1,343, respectively. No performance based restricted stock unit awards pursuant to employment agreements entered into during 2015 and 2014 have been made as of June 30, 2015.

There were no stock options, restricted common stock, restricted stock units or performance related grants under the 2004 Plan during the six months ended June 30, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2014, the Company filed notice with the Bankruptcy Court that it was rejecting the Company’s 2004 Stock Incentive Plan effective June 1, 2014. As a result of the rejection of the 2004 Stock Incentive Plan, all unvested awards and any OSG equity interests thereunder were cancelled and holders of unvested awards are not entitled to participate in the rights offering or to vote on or received distributions under the Equity Plan (See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy”). As a result of the cancellation of the unvested awards, the unrecognized stock compensation expense relating to unvested stock options, restricted common stock and restricted stock units was accelerated, and a charge of $1,796 was recorded to reorganization items in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. Additionally, during the three and six months ended June 30, 2014 a $279 benefit was recorded in general and administrative expenses relating to a revision of the estimated forfeiture rates to actual forfeiture rates.

Stock compensation expense/(benefit) related to awards of stock options, restricted stock units and restricted stock of $624 and $(26) was recorded for the three months ended June 30, 2015 and 2014, respectively and $981 and $517 for the six months ended June 30, 2015 and 2014, respectively.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
As of	2015	2014
Unrealized losses on derivative instruments, substantially entered into by the Company's equity method joint venture investees	$(56,710)	$(61,547)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(22,111)	(21,833)
	$(78,821)	$(83,380)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2015 and 2014 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of March 31, 2015	$(65,123)	$(21,337)	$(86,460)

Current period change excluding amounts reclassified from other comprehensive loss	3,909	(774)	3,135
Amounts reclassified from accumulated other comprehensive loss	4,504	-	4,504
Total change in accumulated other comprehensive loss	8,413	(774)	7,639
Balance as of June 30, 2015	$(56,710)	$(22,111)	$(78,821)

Balance as of March 31, 2014	$(61,041)	$(10,185)	$(71,226)

Current period change excluding amounts reclassified from other comprehensive loss	(6,739)	(240)	(6,979)
Amounts reclassified from accumulated other comprehensive loss	4,800	-	4,800
Total change in accumulated other comprehensive loss	(1,939)	(240)	(2,179)
Balance as of June 30, 2014	$(62,980)	$(10,425)	$(73,405)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)

Current period change excluding amounts reclassified from other comprehensive loss	(4,393)	(278)	(4,671)
Amounts reclassified from accumulated other comprehensive loss	9,230	-	9,230
Total change in accumulated other comprehensive loss	4,837	(278)	4,559
Balance as of June 30, 2015	$(56,710)	$(22,111)	$(78,821)

Balance as of December 31, 2013	$(59,263)	$(10,081)	$(69,344)

Current period change excluding amounts reclassified from other comprehensive loss	(13,582)	(344)	(13,926)
Amounts reclassified from accumulated other comprehensive loss	9,865	-	9,865
Total change in accumulated other comprehensive loss	(3,717)	(344)	(4,061)
Balance as of June 30, 2014	$(62,980)	$(10,425)	$(73,405)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	June 30,		Statement of
Accumulated Other Comprehensive Loss Component	2015	2014	Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in income of
equity method joint venture investees	(4,504)	(4,800)	affiliated companies
	$(4,504)	$(4,800)	Total before and net of tax

	Six Months Ended
	June 30,		Statement of
Accumulated Other Comprehensive Loss Component	2015	2014	Operations Line Item
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's			Equity in income of
equity method joint investees	$(9,230)	$(9,865)	affiliated companies
	$(9,230)	$(9,865)	Total before and net of tax

See Note 8, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Totals
For the three months ended June 30, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$109	$-	$109
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Total change in accumulated other comprehensive loss	$109	$-	$109

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Totals
For the six months ended June 30, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$425	$-	$425
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Total change in accumulated other comprehensive loss	$425	$-	$425

For the three and six months ended June 30, 2014 the income tax expense/(benefit) allocated to each component of other comprehensive loss was de minimus.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 the Company recorded charges relating to the rejected leases that were redelivered or amended through April 30, 2013 including a) interest expense of $7,025 for contractual post-petition interest and b) reorganization items of $6,052 for post-petition interest at the post-petition rate allowed by the Bankruptcy Court.

As of June 30, 2015, the Company had commitments to charter in 17 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in at

June 30, 2015	Amount	Operating Days
2015	$49,872	2,392
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
Thereafter	50,300	2,008
Net minimum lease payments	$502,448	21,270

Time Charters-in at

June 30, 2015	Amount	Operating Days
2015	$12,364	1,172
2016	1,004	73
2017	-	-
Net minimum lease payments	$13,368	1,245

The future minimum commitments for time charters-in excludes amounts with respect to vessels chartered-in where the duration of the charter was one year or less at the inception but includes amounts with respect to workboats employed in the International Crude Tankers Lightering business. Time charter-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable they are not currently reflected in the table above. Due to reserve funding requirements, no profits are expected to be paid to the owners before 2017. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2015	Amount	Revenue Days
2015	$220,851	4,908
2016	327,282	6,131
2017	208,088	3,306
2018	146,657	2,030
2019	78,423	938
Thereafter	176,082	2,078
Future minimum revenues	$1,157,383	19,391

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $12,105 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018), $23,031 (2019) and $6,356 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the six months ended June 30, 2015 and 2014.

The Company does not expect to make contributions to its domestic defined benefit pension plan in 2015 because any minimum contributions required for 2015 will be met from excess contributions made during 2014 as a result of the provisions of the Highway and Transportation Funding Act of 2014 enacted in August 2014.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. In August 2014, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), which superseded entirely a guarantee previously entered into in November 2010, in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($7,684 and $7,601 at June 30, 2015 and December 31, 2014, respectively)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 –Severance Costs:

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that owned or chartered-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). Charges relating to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind down and transition costs (“Transition Costs”) are included separately in the condensed consolidated statement of operations. Management does not to expect to incur any significant additional Outsourcing RIF costs in the remainder of 2015. Outsourcing RIF severance costs of $17,020 were incurred for the year ended 2014, of which $7,964 and $14,647 were incurred for the three and six months ended June 30, 2014 comprised of $1,674 and $3,101, respectively, relating to the International Crude Tankers business segment and $3,521 and $6,237, respectively, relating to the International Product Carriers business segment, with the balance for each period relating to corporate offices. Transition Costs of $1,638 and $1,832 incurred for the three and six months ended June 30, 2014 included $656 and $747, respectively, relating to the International Crude Tankers business segment and $956 and $1,017, respectively, relating to the International Product Carriers business segment with the balance for each period relating to corporate offices. Management does not expect to incur significant additional costs relating to the winding down of activities of its foreign office locations in 2015.

Activity relating to the reserves for the Outsourcing RIF for the three and six months ended June 30, 2015 and 2014 is summarized as follows:

Activity for the six months ended June 30,	2015	2014
Balance as of January 1,	$1,159	$-
Original estimate	-	6,334
Utilized	(693)	(289)
Balance at March 31,	466	6,045
Provision	-	7,802
Utilized	(349)	(2,377)
Balance at June 30,	$117	$11,470

The above table excludes related professional fees, which are expensed as incurred.

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

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On July 2, 2014, the Southern District issued a scheduling order provided that discovery would be completed by July 22, 2015. On October 20, 2014, the plaintiffs moved for leave to file another amended complaint alleging claims under the Exchange Act against the Company’s current and former independent registered public accounting firms, and on November 28, 2014, the Southern District denied the plaintiffs’ motion. On March 18, 2015, OSG’s former independent registered public accounting firm moved for summary judgment and on May 29, 2015, the Southern District granted that motion. On July 1, 2015, the plaintiffs noticed an appeal of the Southern District’s order granting that motion, as well as all prior related rulings, including the Southern District’s denial of the plaintiffs’ motion to amend their complaint, to the U.S. Court of Appeals for the Second Circuit. Plaintiffs’ opening brief in that appeal is due on October 13, 2015. All defendants other than OSG’s former independent registered public accounting firm have reached settlements in principle with the plaintiffs, which remain subject to review and approval by the Southern District.

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

Proskauer Action

On February 23, 2014, Proskauer and four of its partners (the “Proskauer Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the Proskauer Plaintiffs and the Company. The Proskauer Plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by the Proskauer Plaintiffs filed motions to dismiss the action. On June 9, 2014, the Proskauer Plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014, the defendants filed motions to dismiss the Proskauer Plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the Proskauer Plaintiffs’ amended complaint in its entirety against the defendants. On March 2, 2015, the Proskauer Plaintiffs filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department, but to date have not filed any brief.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against such defendants in the Supreme Court. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action, and on September 10, 2014, the Supreme Court denied the motion to dismiss the legal malpractice for breach of duty of care claim but granted the motion to dismiss the legal malpractice for breach of duty of loyalty claim as subsumed within the duty of care claim. Proskauer and four of its partners appealed this decision to the Appellate Division of the Supreme Court, First Department and on July 2, 2015, the appellate court affirmed the Supreme Court’s denial of Proskauer’s motion to dismiss. In addition, on December 3, 2014, the Company filed a motion with the Supreme Court for partial summary judgment on whether the “joint and several” liability provisions of certain of the Company’s prior loan agreements, which are the focus of the malpractice action, are unambiguous as a matter of law. The Supreme Court denied that motion as being procedurally premature on July 24, 2015.

On May 20, 2015, the Supreme Court issued a scheduling order for discovery in the Company’s malpractice action against Proskauer. Under the terms of the scheduling order, all discovery is to be completed by April 15, 2016.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. On June 4, 2014, the U.S. Coast Guard accepted the Company’s self-reporting of this matter under the Coast Guard’s voluntary disclosure policy. Under such policy, the Coast Guard will not recommend to the U.S. Department of Justice or other prosecuting authority that criminal charges be brought against the Company arising from this matter. The Company is cooperating with the Department of Justice in its investigation resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated at this time.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

×	the highly cyclical nature of OSG’s industry;
×	fluctuations in the market value of vessels;
×	declines in charter rates, including spot charter rates or other market deterioration;
×	an increase in the supply of vessels without a commensurate increase in demand;
×	the adequacy of OSG’s insurance to cover its losses;
×	constraints on capital availability;
×	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
×	changes in fuel prices;
×	acts of piracy on ocean-going vessels;
×	terrorist attacks and international hostilities and instability;
×	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
×	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
×	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
×	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
×	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
×	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
×	termination or change in the nature of OSG’s relationship with any of the commercial pools in which it participates;
×	competition within the Company’s industry and OSG’s ability to compete effectively for charters with companies with greater resources;
×	the Company’s ability to realize benefits from its past acquisitions or acquisitions it may make in the future;
×	changes in demand in specialized markets in which the Company currently trades;
×	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
×	refusal of certain customers to use vessels of a certain age;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

×	the Company’s ability to replace its operating leases on favorable terms, or at all;
×	changes in credit risk with respect to the Company’s counterparties on contracts;
×	the failure of contract counterparties to meet their obligations;
×	the Company’s ability to attract, retain and motivate key employees;
×	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
×	unexpected drydock costs;
×	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
×	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
×	seasonal variations in OSG’s revenues;
×	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
×	government requisition of the Company’s vessels during a period of war or emergency;
×	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
×	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases;
×	delays and costs overruns in construction projects;
×	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery;
×	the impact of litigation, government inquiries and investigations;
×	governmental claims against the Company;
×	the arrest of OSG’s vessels by maritime claimants;
×	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
×	the Company’s ability to use its net operating loss carryforwards;
×	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States;
×	changes in laws, treaties or regulations; and
×	an easing or lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag Fleet.

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

As of June 30, 2015, we owned or operated a fleet of 80 vessels aggregating 7.5 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including 17 vessels that have been chartered-in under operating leases. Our 24-vessel U.S. Flag fleet includes tankers and articulated tug barges (“ATBs”), of which 22 operate under the Jones Act and two operate internationally in the U.S. Maritime Security Program. Our 56-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers, as well as two floating storage and offloading (“FSO”) vessels and four liquefied natural gas (‘LNG’) carriers operated by our international joint ventures (collectively, the “JV Vessels”). Revenues from our U.S. Flag fleet and JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters as those vessels are predominantly employed in the spot market via market-leading commercial pools. We derived approximately 54% and 53% of our total time charter equivalent (“TCE”) revenues in the spot market for the three and six months ended June 30, 2015, respectively, and 45% and 51% for the three and six months ended June 2014, respectively. Revenues from our International Flag fleet constituted 51% and 50% of our total TCE revenues during the three and six months ended June 30, 2015, respectively, and 39% and 47% for the three and six months ended June 30, 2014, respectively. Revenues from our U.S. Flag segment constituted 49% and 50% of our total TCE revenues during the three and six months ended June 30, 2015, respectively, and 61% and 53% for the three and six months ended June 2014, respectively.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Our Emergence from Bankruptcy

We emerged from Bankruptcy on August 5, 2014. During the period from November 14, 2012 through August 4, 2014, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Pursuant to the Equity Plan, all claims allowed by the Bankruptcy Court (other than subordinated claims) were either reinstated or paid in full in cash plus interest for the period from November 14, 2012 through the Effective Date, at either the contractual rate as provided by statute, or, at the rate of 2.98%, as set forth in the Equity Plan.

As part of an overall strategy to position the Company to successfully emerge from Chapter 11 with a smaller, more concentrated fleet without the need for costly systems, multiple offices and the associated expenses, we embarked on an organizational restructuring process between the Petition Date and September 2014 that notably involved (i) rejecting 25 executory contracts relating to above-market charter agreements (17 of the vessels were redelivered and 8 were renegotiated), (ii) exiting our full service International Crude Tankers Lightering business to focus only on ship-to-ship Lightering services, (iii) outsourcing the technical and commercial management of our International Flag conventional tanker fleet and (iv) deleveraging our balance sheet by using a combination of cash on hand and proceeds from two exit financing facilities and an equity offering to pay down $2,131,290 of our pre-petition debt obligations of $2,577,290 (gross of original issue discount). As of June 30, 2015 our total debt (including the Exit Financing Facilities and gross of original issue discount) was $1,664,962. We believe these actions have positioned us to compete more effectively in the markets in which we operate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a discussion and analysis of the Company’s financial condition as of June 30, 2015 and results of operations for the three and six month periods ended June 30, 2015 and 2014. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2015 at 93.1 million barrels per day (“b/d”) an increase of 1.5 million b/d or 1.6% over the same quarter in 2014. The increase was mainly caused by higher demand in non-OECD areas. The estimate for global oil consumption for all of 2015 is 94.0 million b/d, an increase of 1.5% compared with 2014. OECD demand in 2015 is estimated to increase by 0.4% to around 46.0 million b/d.

Global oil production in the second quarter of 2015 reached 95.7 million b/d, an increase of 3.1 million b/d over the second quarter of 2014. OPEC crude oil production continued its increased production levels averaging 31.1 million b/d in the second quarter of 2015 up from 29.7 million b/d in the second quarter of 2014, and 30.3 million b/d in the first quarter of 2015. Non-OPEC production growth, largely driven by the United States, increased by 1.4 million b/d in the second quarter of 2015 compared with the second quarter of 2014 to reach 58.0 million b/d. Oil production in the United States increased by 1.5 million b/d in the second quarter of 2015 to 12.9 million b/d compared with the second quarter of 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

U.S. refinery throughput increased by about 0.3 million b/d in the second quarter compared with the comparable quarter in 2014. Crude oil imports, however, decreased by about 0.3 million b/d as local production growth more than offset the change in crude runs. Imports from OPEC countries were reduced by 0.8 million b/d.

Chinese imports of crude oil increased by 7.5% during the first half of the year, averaging 6.6 million b/d. June imports were reported to be 7.2 million b/d. This has had a continued positive impact on VLCC rates in 2015.

During the second quarter of 2015, the world tanker fleet of vessels over 10,000 dwt increased by 4.9 million dwt as the crude fleet increased by 3.2 million dwt and the product carrier fleet expanded by 1.7 million dwt. Compared to June 30, 2014, the size of the tanker fleet increased by 12.6 million dwt with MRs and VLCCs increasing by 5.6 and 3.6 million dwt respectively, the Aframax fleet expanding by 2.7 million dwt, the Suezmax fleet increasing by 1.3 million dwt and the Panamax sector decreasing by 0.5 million dwt.

During the second quarter of 2015, the tanker orderbook increased by 2.1 million dwt, led by VLCCs with an increase of 2.3 million dwt followed by Suezmaxes (1.3 million dwt increase) and Aframaxes (0.6 million dwt increase). The MR and Panamax orderbooks decreased by 1.9 and 0.2 million dwt, respectively. Year over year, the total tanker orderbook gained 8.7 million dwt attributable primarily to increases in the Suezmax and VLCC fleets with smaller increases in the Aframax and Panamax orderbooks. The MR orderbook has decreased by 5.5 million dwt from a year ago.

VLCC freight rates continued their upward trend in the second quarter of 2015, driven by higher Chinese imports as well as a general tightness of tonnage availability. Aframax rates followed the VLCC lead with improved rates throughout the second quarter while Suezmax rates decreased. Panamax and MR earnings also continued their upward trend.

TCE rates for prompt Jones Act Product Carriers and large ATBs averaged $90,700 and $61,800 per day, respectively, during the second quarter of 2015, representing a decrease of 4% and an increase of 2%, respectively, for each class of vessel compared with the second quarter of 2014. Rates during the first half of 2015 decreased approximately 4% and increased 2%, respectively, for each class of vessel compared with the first half of 2014. These are estimated rates as there was little spot-market activity in the second quarter of 2015 because nearly all vessels were committed to time charters in the U.S. Flag coastwise trades. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage or Delaware Bay lightering vessels were employed when underutilized in the lightering service. The slight softening in rates in the second quarter of 2015 compared with the same quarter of 2014 for Jones Act Product Carriers reflects the uncertainty created by the sharp drop in crude oil prices (and what that might mean to domestic crude oil production) in the fourth quarter of 2014. The charter rates for ATBs were also negatively affected by the uncertainty created by falling crude oil prices, but the impact was more than offset by the benefit resulting from the decrease in fuel costs.

The average monthly rate of production from the Eagle Ford formation increased by approximately 0.18 million b/d in June 2015 compared with June 2014. Eagle Ford oil is transported through pipeline infrastructure to Corpus Christi where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi and the Philadelphia area.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of June 30, 2015, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 0.14 million barrels and 0.35 million barrels, which excludes numerous small tank barges below 0.14 million barrel capacity and 10 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 73 vessels. There were no newbuild deliveries or vessels scrapped during the second quarter of 2015. In addition to the 73 vessels mentioned above, there are two late-1970s-built Alaskan crude tankers (ex Kodiak and ex Sierra) that were sold by Exxon to competitors who are expected to redeploy them into the lower 48 coastwise trade. The Kodiak, renamed the Eagle Ford, has already been redeployed into the Eagle Ford crude trade since January. Exxon delivered the Sierra, renamed the Seakay Spirit, in June and joined the domestic crude oil trade in the U.S. Gulf in August.

The industry’s firm Jones Act orderbook as of June 30, 2015, with deliveries scheduled between the third quarter of 2015 and the third quarter of 2017 consisted of 24 vessels (14 Product Carriers and ten large ATBs). Options for an additional two Product Carriers and four ATBs remain open.

Delaware Bay lightering volumes averaged 0.09 million b/d in the second quarter of 2015 compared with 0.13 million b/d in the second quarter of 2014. The decrease resulted from Delaware Bay refineries sourcing increased amounts of crude oil via rail and Jones Act vessels at the expense of crude imports. OSG’s lightering ATBs have offset reduced lightering demand by occasionally engaging in coastwise voyages transporting domestic crude oil from the U.S. Gulf Coast to refineries in the Philadelphia area.

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

Results from Vessel Operations:

During the second quarter of 2015, results from vessel operations improved by $81,986 to income of $80,457 from a loss of $1,529 in the second quarter of 2014. This increase reflects the impact of a significant strengthening of TCE revenues, and decreases in charter hire expense, severance costs, general and administrative expense and technical management transition costs. Such impacts were partially offset by a period-over-period increase in vessel expenses.

During the first six months of 2015, income from vessel operations improved by $112,488 to $145,589 from $33,101 in the first six months of 2014. This increase resulted from a growth in TCE revenues, lower charter hire expense, and decreases in severance costs, general and administrative expense and technical management transition costs. Such impacts were partially offset by a period-over-period increase in vessel expenses.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

TCE revenues increased in the second quarter of 2015 by $63,555, or 37%, to $235,203 from $171,648 in the second quarter of 2014 and by $70,644, or 18%, to $456,845 during the first six months of 2015 from $386,201 in the corresponding period of the prior year. These increases were due to (i) a strengthening of rates in all of the International Flag sectors, most significantly in the VLCC, Aframax and Handysize Product Carrier fleets and (ii) a continued robust Jones Act market benefitting the U.S. Flag segment. These positive factors were partially offset by an 859 day and a 2,291 day decrease in revenue days during the three and six months ended June 30, 2015, which was driven by (i) fewer chartered-in days in the current and year-to-date periods, (ii) the Company’s exit from the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014, and (iii) the sale of two VLCCs and one Panamax in December 2014.

Decreases in charter hire expense in the three and six month periods ended June 30, 2015 compared with the three and six month periods ended June 30, 2014 were principally the result of the redeliveries of ten vessels (eight Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters in 2014. Also contributing to the decrease was the redelivery of one additional MR upon the expiration of its time charter in March 2015.

The increase in 2015 vessel expenses resulted primarily from (i) reactivation and operating costs incurred in conjunction with the Company’s ULCC being taken out of lay-up in the first quarter of 2015 and commencing a time charter in in April 2015, (ii) incremental costs relating to the redelivery of one of the Company’s Panamaxes that had previously been bareboat chartered-out, (iii) the Company taking delivery of a newbuild LR2 in the third quarter of 2014, and technical management fees paid to V.Ships. As discussed in further detail in Note 16, “Severance Costs,” the Company began transferring management of 46 of its International Flag conventional tankers to V.Ships in March 2014 and completed the 46 vessel transfers by September of 2014. Three of the transferred vessels were subsequently sold during the fourth quarter of 2014. With the reactivation of the ULCC and Panamax bareboat charter out redelivery, there were 45 vessels under V.Ships’ technical management as of June 30, 2015. Vessel operating expenses in the first six months of 2015 included approximately $3,400 in technical management fees, compared with approximately $800 in the first six months of 2014. These increases in vessel expense are more than offset by a decrease in general and administrative expenses.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Crude Tankers
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
TCE revenues	$76,968	$44,676	$143,789	$127,598
Vessel expenses	(20,369)	(20,823)	(41,205)	(42,236)
Charter hire expenses	(1,571)	(8,814)	(3,120)	(22,990)
Depreciation and amortization	(12,720)	(14,337)	(25,165)	(28,597)
Income from vessel operations (a)	$42,308	$702	$74,299	$33,775
Average daily TCE rate	$36,564	$14,837	$35,268	$19,833
Average number of owned vessels (b)	24.0	28.0	24.0	28.4
Average number of vessels chartered-in under operating leases	-	7.6	-	9.1
Number of revenue days(c)	2,105	3,011	4,077	6,433
Number of ship-operating days:(d)
Owned vessels	2,184	2,548	4,344	5,148
Vessels bareboat chartered-in under operating leases	-	91	-	181
Vessels time chartered-in under operating leases	-	545	-	1,227
Vessels spot chartered-in under operating leases	-	55	-	246

(a)	Income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2015 and 2014, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended June 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCC
Average rate	$-	$39,000	$-	$-
Revenue days	-	91	-	-
VLCCs:*
Average rate	$50,586	$-	$17,456	$-
Revenue days	676	-	902	-
Aframaxes: **
Average rate	$34,792	$-	$13,222	$-
Revenue days	631	-	985	-
Panamaxes:
Average rate	$28,211	$15,204	$18,805	$11,954
Revenue days	354	354	362	435

Six Months Ended June 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCC
Average rate	$-	$39,000	$-	$-
Revenue days	-	91	-	-
VLCCs:*
Average rate	$49,947	$-	$24,717	$16,748
Revenue days	1,323	-	1,794	10
Suezmaxes:
Average rate	$-	$-	$15,603	$-
Revenue days	-	-	38	-
Aframaxes: **
Average rate	$32,878	$-	$20,476	$-
Revenue days	1,250	-	2,093	-
Panamaxes:
Average rate	$27,955	$14,606	$22,718	$11,912
Revenue days	702	707	721	862

*	The 2014 average rates reported in the above tables represent VLCCs under 15 years of age. The average spot TCE rates earned by the Company's VLCCs on an overall basis during the three and six months ended June 30, 2014 were $16,693 and $23,523, respectively.
**	The 2015 average rates reported for Aframaxes exclude TCE revenue from the Company's International Flag Lightering service only business. The average rates and related days previously reported in 2014 have been adjusted to exclude the Company's International Flag Lightering business for comparative purposes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2015, TCE revenues for the International Crude Tankers segment increased by $32,292, or 72%, to $76,968 from $44,676 in the second quarter of 2014. This increase resulted from a substantial strengthening in average daily rates across all fleets in the segment, with the increased rates in the VLCC and Aframax sectors being especially significant. Further contributing to the increase was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015. Partially offsetting the growth in rates was a 906 day decrease in revenue days. The decrease in revenue days reflects a reduction in the International Crude Tankers Lightering fleet associated with the Company’s exit from the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014. Such reduction included the September 2014 sale of a 1994-built Aframax that had been utilized in the International Flag Lightering business. Also contributing to the decrease in revenue days were 453 fewer chartered-in days in the Aframax fleet, as well as the Company’s sale of a 1996-built VLCC, a 1997-built VLCC and a 2004-built Panamax in December 2014.

Vessel expenses decreased by $454 to $20,369 in the second quarter of 2015 from $20,823 in the second quarter of 2014. The change in vessel expense is primarily due to a 455 day decrease in owned and bareboat chartered-in vessels resulting from the fleet changes noted above, partially offset by increases in expenses associated with the reactivation of the ULCC in the first quarter of 2015 and one of the Company’s Panamaxes that had previously been bareboat chartered-out, as well as an increase in average daily vessel expenses of $271. Charter hire expenses decreased by $7,243 to $1,571 in the second quarter of 2015 from $8,814 in the second quarter of 2014, resulting from a decrease of 691 chartered-in days in the current period, driven by the return of vessels discussed above. The only vessels in the segment chartered-in by the Company during the second quarter of 2015 were workboats employed in the International Flag Lightering business. Depreciation expense decreased by $1,617 to $12,720 in the current quarter from $14,337 in the second quarter of 2014, reflecting the 2014 vessel sales noted above.

During the first six months of 2015, TCE revenues for the International Crude Tankers segment increased by $16,191, or 13%, to $143,789 from $127,598 in the first six months of 2014 as a result of higher average daily rates across all fleets in the segment, with the increased rates in the VLCC sector being especially significant. These increases in rates were partially offset by a 2,356 day decrease in revenue days. The decrease in revenue days reflects the decreases in fleet levels discussed above, as well as the sale of one 1994-built Aframax that had been employed in the International Flag Lightering business.

Vessel expenses decreased by $1,031 to $41,205 in the first six months of 2015 from $42,236 in the first six months of 2014. The change in vessel expense is primarily due to a 985 day decrease in owned and bareboat chartered-in vessels resulting from the fleet changes noted above, partially offset by increases in expenses associated with the reactivation of the ULCC in the first quarter of 2015 and one of the Company’s Panamaxes that had previously been bareboat chartered-out, as well as an increase in average daily vessel expenses of $226. Charter hire expenses decreased by $19,870 to $3,120 in the first six months of 2015 from $22,990 in the first six months of 2014, primarily resulting from a decrease of 1,654 chartered-in days in the current period, driven by the return of the vessels discussed above. Depreciation expense decreased by $3,432 to $25,165 in the first six months of 2015 from $28,597 in the first six months of 2014, as a result of the vessel sales discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Excluding depreciation and amortization expenses, operating results for the International Crude Tankers Lightering business for the first six months of 2015 were approximately $4,231 lower than the prior year’s period. Weaker results reflect, in part, reductions in the size of the Lightering business’ owned and chartered-in fleet due to the exit from providing full service Lightering.

International Product Carriers
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
TCE revenues	$42,367	$22,291	$85,884	$53,530
Vessel expenses	(13,819)	(12,956)	(28,286)	(25,846)
Charter hire expenses	(6,673)	(8,549)	(14,469)	(17,497)
Depreciation and amortization	(6,923)	(6,457)	(13,900)	(12,867)
Income/(loss) from vessel operations	$14,952	$(5,671)	$29,229	$(2,680)
Average daily TCE rate	$17,998	$9,742	$18,147	$11,557
Average number of owned vessels	19.0	18.0	19.0	18.0
Average number of vessels chartered-in under operating leases	7.0	8.3	7.4	8.7
Number of revenue days	2,354	2,288	4,733	4,632
Number of ship-operating days:
Owned vessels	1,729	1,638	3,439	3,258
Vessels bareboat chartered-in under operating leases	273	273	543	543
Vessels time chartered-in under operating leases	361	484	798	1,024

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2015 and 2014, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

Three Months Ended June 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$25,756	$-	$-	$-
Revenue days	91	-	-	-
Panamax Product Carriers:
Average rate	$29,205	$15,922	$25,219	$13,720
Revenue days	91	273	85	267
Handysize Product Carriers:
Average rate	$18,469	$5,294	$8,288	$12,169
Revenue days	1,809	91	1,746	190

Six Months Ended June 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$26,252	$-	$-	$-
Revenue days	181	-	-	-
Panamax Product Carriers:
Average rate	$29,471	$15,827	$30,567	$13,537
Revenue days	181	543	190	522
Handysize Product Carriers:
Average rate	$18,655	$8,223	$10,474	$11,035
Revenue days	3,569	258	3,512	408

During the second quarter of 2015, TCE revenues for the International Product Carriers segment increased by $20,076, or 90%, to $42,367 from $22,291 in the second quarter of 2014. This increase in TCE revenues resulted primarily from significant period-over-period increases in average daily spot rates earned by the Handysize Product Carrier fleet. Also contributing to the increased TCE revenues was the delivery of a newbuild LR2 in July 2014.

International Product Carriers segment vessel expenses increased by $863 to $13,819 in the second quarter of 2015 from $12,956 in the second quarter of 2014. Such increase reflects the newbuild LR2 delivery referenced above. Charter hire expenses decreased by $1,876 to $6,673 in the second quarter of 2015 from $8,549 in the second quarter of 2014 reflecting 124 fewer chartered-in days in the Handysize Product Carrier fleet, as vessels were returned to their owners at the expiry of their charters. Depreciation and amortization increased by $466 to $6,923 in the second quarter of 2015 from $6,457 in the second quarter of 2014, principally due to the LR2 delivery discussed above.

During the first six months of 2015, TCE revenues for the International Product Carriers segment increased by $32,354, or 60%, to $85,884 from $53,530 in the first six months of 2014. This increase resulted from a combination of an increase in average daily blended rates earned by the Handysize Product Carriers and a 101 day increase in revenue days. The growth in revenue days was driven by the LR2 delivery along with fewer drydock days in the Handysize Product Carrier fleet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel expenses increased by $2,440 to $28,286 in the first six months of 2015 from $25,846 in the first six months of 2014. This change reflects the LR2 delivery combined with an increase of average daily vessel expenses by $302 per day, which related to higher crew and repair costs and V.Ships technical management fees. Charter hire expenses decreased by $3,028 to $14,469 in the first six months of 2015 from $17,497 in the first six months of 2014 primarily due to the charter expiries referred to above. Depreciation and amortization increased by $1,033 to $13,900 in the first six months of 2015 from $12,867 in the first six months of 2014, as a result of the LR2 delivery discussed above.

In July 2015, the Company entered into an agreement to sell a 1998-built Handysize Product Carrier, at a price in excess of carrying value. The vessel was delivered to buyers in July 2015.

U.S. Flag
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
TCE revenues	$115,906	$104,603	$227,118	$205,035
Vessel expenses	(34,106)	(33,209)	(68,012)	(65,597)
Charter hire expenses	(22,883)	(22,627)	(45,436)	(44,984)
Depreciation and amortization	(17,980)	(16,121)	(35,206)	(32,900)
Income from vessel operations	$40,937	$32,646	$78,464	$61,554
Average daily TCE rate	$55,378	$49,551	$54,530	$48,818
Average number of owned vessels	14.0	14.0	14.0	14.0
Average number of vessels chartered in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,093	2,111	4,165	4,200
Number of ship-operating days:
Owned vessels	1,274	1,274	2,534	2,534
Vessels bareboat chartered-in under operating leases	910	910	1,810	1,810

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2015 and 2014, between spot and fixed earnings and the related revenue days.

Three Months Ended June 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$64,673	$-	$57,631
Revenue days	-	1,054	-	1,048
Non-Jones Act Handysize Product Carriers:
Average rate	$27,328	$15,472	$31,720	$-
Revenue days	166	2	182	-
ATBs:
Average rate	$-	$37,995	$-	$34,658
Revenue days	-	697	-	701
Lightering:
Average rate	$95,272	$-	$77,148	$-
Revenue days	174	-	180	-

Six Months Ended June 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$64,726	$-	$57,610
Revenue days	-	2,124	-	2,066
Non-Jones Act Handysize Product Carriers:
Average rate	$27,713	$15,472	$30,601	$-
Revenue days	330	2	362	-
ATBs:
Average rate	$-	$38,211	$-	$34,598
Revenue days	-	1,387	-	1,413
Lightering:
Average rate	$84,270	$-	$71,456	$-
Revenue days	322	-	359	-

During the second quarter of 2015, TCE revenues for the U.S. segment increased by $11,303, or 11%, to $115,906 from $104,603 in the second quarter of 2014. This increase reflects the continued strength of the Jones Act market, which allowed the Company’s Jones Act Handysize Product Carriers and ATB’s to achieve higher rates on new time charters upon the expiry of prior time charters.

During the first six months of 2015, TCE revenues for the U.S. segment increased by $22,083, or 11%, to $227,118 from $205,035 in the first six months of 2014. The increase was attributable to the strong rate environment in the U.S. Flag market noted above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company is scheduled to receive $3.1 million per year for each vessel from 2015 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025.

In June 2015, one of the Company’s chartered-in Jones Act Product Carriers that had been converted to a shuttle carrier commenced a ten-year time charter out.

General and Administrative Expenses

During the second quarter of 2015, general and administrative expenses decreased by $2,014 to $17,471 from $19,485 in the second quarter of 2014 principally due to the following:

•	a decrease of $4,425 in employee compensation and benefits relating to (i) the outsourcing of the technical management and certain aspects of commercial management and crew management of the International Flag fleet, and (ii) costs recognized in 2014 related to retention bonus programs put into place as a result of the Company’s bankruptcy filing. This net decrease in employee compensation and benefits also reflects current period costs totaling $640 relating to a new retention bonus plan approved by the Board of Directors in December 2014 and $650 related to stock compensation expenses related to Board approved stock option and restricted shares awards. Awards under the retention bonus plan will be paid in a lump sum following completion the of the retention period in December 2016; and

•	a decrease in rent and facility related expenses and travel and entertainment expenses of $471.

These decreases were partially offset by higher accounting and audit related fees of $676 and higher legal and consulting fees of $2,133 incurred in the current year period.

For the six months ended June 30, 2015, general administrative expenses decreased by $7,157 to $36,753 from $43,910 for the same period in 2014 principally due to the following:

•	a net decrease of $10,916 in employee compensation and benefits relating to (i) the outsourcing of the technical management and certain aspects of commercial management and crew management of the International Flag fleet, and (ii) costs recognized in 2014 related to retention bonus programs put into place as a result of the Company’s bankruptcy filing. This net decrease in employee compensation and benefits also reflects current period costs totaling $1,279 relating to the new retention bonus plan noted above and $524 of current period compensation expense related to restricted share awards granted to members of the Board of Directors during the second quarter of 2015; and

•	a decrease in rent and facility related expenses and travel and entertainment expenses of $1,254.

These decreases were partially offset by higher accounting and audit related fees of $1,325 and legal and consulting fees of $3,866 incurred in the period subsequent to the Company’s emergence from bankruptcy.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Also as discussed above and in Note 12, “Capital Stock and Stock Compensation,” during the three and six month periods ended June 30, 2015, the Company made awards of restricted stock units and stock options under the 2014 Management Plan, which was approved by the Company’s shareholders in June 2015. Compensation expense related to these grants expected to be recognized for the remainder of 2015 will be approximately $1,808.

Equity in Income of Affiliated Companies:

During the second quarter of 2015, equity in income of affiliated companies increased by $2,193 to $11,830 from $9,637 in the second quarter of 2014. The quarter-over-quarter increase was principally attributable to increased revenues generated by the FSO joint venture, reflecting in part, scheduled increases in charter out rates combined with lower vessel operating expenses and interest expense at both joint ventures. The quarter-over-quarter decrease in vessel operating expenses and interest expense was driven by (i) the favorable impact of a stronger U.S. Dollar on Euro-denominated crew costs, (ii) the timing of expenditures on spares, stores and repairs, and (iii) lower outstanding principal balances.

During the first six months of 2015, equity in income of affiliated companies increased by $6,111 to $24,242 from $18,131 in the six months ended June 30, 2014. In addition to the increases referred to in the preceding paragraph there was an increase in revenue earned by the LNG joint venture as a result of a 40 day reduction in offhire days during the six months ended June 30, 2015 compared with the corresponding period in 2014, which reflected repairs to one of the joint venture’s vessels that was involved in a collision in late December 2013. Also contributing to the improvement in the LNG joint venture results was a $2,200 reimbursement received from the joint venture’s charterer for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of June 30, 2015 and 2014.

Three Months Ended June 30,
	2015		2014
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	182	49.9%	182	49.9%
FSOs operating on long-term charter	91	50.0%	91	50.0%
	273		273

Six Months Ended June 30,
	2015		2014
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	361	49.9%	341	49.9%
FSOs operating on long-term charter	181	50.0%	181	50.0%
	542		522

Interest Expense:

Interest expense was $28,931 and $57,500 for the three and six months ended June 30, 2015, respectively, compared with $174,511 and $174,634 for the three and six month periods ending June 30, 2014. Interest expense for the three and six month periods ended June 30, 2015 reflects interest expense of $8,897 and $17,727, respectively, associated with the Company’s reinstated Unsecured Senior Notes and $19,929 and $39,632, respectively, relating to the Exit Financing Facilities. As of June 30, 2014, management deemed it probable that allowed claims relating to its loan agreements and certain rejected executory contracts would provide for contractual post-petition interest from the Petition Date through the effective date of the Amended Equity Plan. Therefore interest expense for the three and six month periods ended June 30, 2014, respectively, reflects contractual post-petition interest for the period from the Petition Date through June 30, 2014 relating to such loan agreements and rejected executory contracts.

Income Taxes:

For the three months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $3,529 and a benefit of $50,414, respectively, which represents an effective tax rate of 6% and 20%, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $6,189 and a benefit of $49,085 respectively, which represents an effective tax rate of 6% and 21%, respectively. The decrease in the effective tax rate for the 2015 periods was substantially due to a change in the mix of U.S. versus foreign income, offset in part by a decrease in nondeductible reorganization costs. The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The Company’s application for a Pre-Filing Agreement with the IRS with respect to OSG’s payments as guarantor made during 2014 has been accepted and the examination of the Company’s position by the IRS is ongoing. The Company anticipates the resolution of this matter by September 30, 2015 and, as such, the amount of unrecognized tax benefits associated with the position may change significantly. If the IRS accepts the Company’s position, we would record deferred tax assets related to the tax effect of an increase in net operating loss carryforwards of up to $438,363 and a decrease in its tax basis in foreign subsidiaries of up to $477,835, both depending on the final determination by the IRS of the allowed amount of payments as guarantor. In addition, OSG anticipates filing a refund claim for the carryback of 2014 net operating losses, which may result in an IRS examination of the 2012 and 2013 tax years.

EBITDA and Adjusted EBITDA:

EBITDA represents net income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

×	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
×	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and
×	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

While EBITDA and Adjusted EBITDA are frequently used as a measure of operating results and performance, neither of them is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income/(loss)	$58,438	$(201,967)	$101,339	$(189,417)
Income tax provision/(benefit)	3,529	(50,414)	6,189	(49,085)
Interest expense	28,931	174,511	57,500	174,634
Depreciation and amortization	37,869	37,385	74,988	75,330
EBITDA	128,767	(40,485)	240,016	11,462
Technical management transition costs	-	1,638	40	1,832
Severance and relocation costs	-	7,964	5	14,647
Gain on disposal of vessels and other property	-	(4)	(1,073)	(1,481)
Reorganization items, net	1,437	86,123	4,924	115,379
Adjusted EBITDA	$130,204	$55,236	$243,912	$141,839

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital:

Working capital at June 30, 2015 was approximately $692,000 compared with $528,000 at December 31, 2014. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at June 30, 2015 and December 31, 2014 reflects the Company’s emergence from bankruptcy with sufficient cash to settle allowed claims and fund ongoing working capital needs. The Company’s total cash (including restricted cash) increased by approximately

$156,000 during the six months ended June 30, 2015.

We generate significant cash flows through our complementary mix of time charters and international spot rate exposure. Our contracted revenues, coupled with the spot rate exposure of our International Flag fleet, provide us with a significant opportunity to further strengthen our balance sheet. Net cash provided by operating activities in the six months ended June 30, 2015 was $139,621, which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2015. As of June 30, 2015, we had total debt outstanding (net of original issue discount) of $1,662,658 and a total debt to total capitalization of 54%. Our debt profile reflects minimal scheduled amortization requirements before 2018. As of June 30, 2015, we had total liquidity on a consolidated basis of $793,510, comprised of $668,510 of cash (including $22,245 of restricted cash) and $125,000 of undrawn revolver capacity. Approximately 26% of cash on hand at June 30, 2015, including restricted cash, is held by the Company’s foreign subsidiaries.

Management has designated cash reserves of $22,245 as of June 30, 2015 to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in management’s estimates of future funding requirements. As a result of management’s periodic review of its estimates of future funding requirements, approximately $13,800 of previously restricted cash was released into unrestricted operating funds during the quarter ended June 30, 2015.

In addition to operating cash flows discussed above, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan. Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, and repay our outstanding loan facilities. The OBS Term Loan and OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective term loan agreements) be used to prepay the outstanding principal balance of each such loan, commencing, in the case of the OBS Term Loan, with the annual period beginning January 1, 2015 and, in the case of the OIN Facilities, with the six-month period beginning July 1, 2015, and annual periods thereafter. To the extent permitted under the terms of the OBS Term Loan and OIN Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any dividends since the third quarter of 2011. The ability of OBS and OIN to pay cash dividends to the Parent Company is restricted under both the OBS Term Loan and OIN Facilities. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The amendment to the OIN Facilities, entered into on June 3, 2015, among other things, provided for the following, subject to certain conditions described therein: (i) it permitted OIN to pay a cash dividend of up to $200,000 to OSG no later than June 30, 2015; (ii) it permitted OIN to retain net cash proceeds up to $78,000 from the sales of certain assets that occurred prior to June 3, 2015; and (iii) it altered the periods during which Excess Cash Flow (as defined in the loan agreement for the OIN Facilities) must be used to prepay the outstanding principal balance of the OIN Facilities, from an annual period beginning January 1, 2015 to a six-month period beginning July 1, 2015 and annual periods thereafter.

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

On June 26, 2015, we filed Amendment No. 1 to a Registration Statement on Form S-1 with the Securities and Exchange Commission for an offering of our Class A common stock. The timing, number of shares and price of any such offering have not yet been determined.

At our annual meeting of stockholders held on June 9, 2015, our stockholders approved an amendment to our amended and restated certification of incorporation to reflect a reverse split of Class A common stock and Class B common stock at one of three ratios, 1-for-4, 1-for-5 or 1-for-6, and a corresponding reduction in the number of authorized shares. Our stockholders further authorized the Board of Directors to determine both the timing of and the ratio at which the reverse split would be effected and to file an appropriate amendment to our amended and restated certification of incorporation.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of June 30, 2015, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $816,204 of which $696,858 was nonrecourse to the Company.

As of June 30, 2015, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $65,070 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2015 follows:

	Balance of					Beyond
	2015	2016	2017	2018	2019	2019	Total
Long-term debt(1)
Unsecured senior notes - fixed rate	$17,663	$35,325	$35,325	$323,138	$10,950	$162,501	$584,902
OBS term loan - floating rate	19,038	82,191	34,804	34,483	550,924	-	721,440
OIN term loan - floating rate	21,429	42,384	41,919	41,553	626,224	-	773,509
Operating lease obligations(2)
Bareboat Charter-ins	49,872	99,038	98,219	93,200	111,819	50,300	502,448
Time Charter-ins	12,364	1,004	-	-	-	-	13,368

Total	$120,366	$259,942	$210,267	$492,374	$1,299,917	$212,801	$2,595,667

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $445,900 as of June 30, 2015 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 4.25% and 4.75%, respectively. Amount shown for the OBS Term Loan for 2016 includes an estimated mandatory prepayment of $46,000 as a result of estimated Excess Cash Flows for the year ended December 31, 2015. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flows for the six month period ended December 31, 2015. Amounts shown for the OBS Term Loan and OIN Term Loan for years subsequent to 2016 exclude any estimated repayment as a result of Excess Cash Flows

(2)	As of June 30, 2015, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

At June 30, 2015 and December 31, 2014, OBS and OIN were party to two separate Interest Rate Cap agreements each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 17, “Contingencies,” to the condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.      Risk Factors

Please refer to the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-203844), filed on June 26, 2015, for a discussion related to its industry and operations. The risk factor below updates the risk factors previously disclosed in those documents.

An easing or lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag Fleet.

Over the last four decades, the ability of U.S. producers to export domestic crude oil has been limited by the U.S. government. As crude oil production, especially light sweet crude, has increased in the United States due to hydraulic fracturing and horizontal drilling, there have been more calls by crude oil producers for the U.S. government to change its energy policy to ease or lift the crude oil export ban. In 2015, several bills have been introduced in the U.S. Congress that would ease or lift the ban and Congressional hearings have been held on the matter, although none of that proposed legislation has yet been brought to a vote and the prospects for passage of any such legislation are uncertain. Although the impact on the Company’s U.S. Flag fleet’s operations is not determinable, the easing of the crude oil export ban could result in reduced coastwise transportation of crude oil, which may have an adverse impact on the Company’s U.S. Flag segment.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

See Note 12, “Capital Stock and Stock Compensation,” to the condensed consolidated financial statements for a description of Class A and Class B warrants exercised in exchange for Class A and Class B common stock, which is incorporated by reference in this Part II, Item 2.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 6.      Exhibits

See Exhibit Index on page 68.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 10, 2015	/s/ Ian T. Blackley
Ian T. Blackley
Chief Executive Officer

Date: August 10, 2015	/s/ Rick F. Oricchio
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

Page 68