Form 10-Q
period 2015-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2015-11-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2015: Class A common stock, par value $0.01– 311,905,155 shares; Class B common stock, par value $0.01– 7,388,126 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 3, 2015, for the purchase of 208,582,187 shares of Class A common stock and 530,188 shares of Class B common stock.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$628,015	$389,226
Restricted cash	17,579	53,085
Voyage receivables, including unbilled of $66,798 and $85,094	74,787	101,513
Income tax recoverable	56,140	55,856
Other receivables	8,092	8,293
Inventories, prepaid expenses and other current assets	22,123	24,290
Deferred income taxes	5,312	5,312
Total Current Assets	812,048	637,575
Restricted cash - non current	8,989	70,093
Vessels and other property, less accumulated depreciation of $706,706 and $625,322	2,115,861	2,213,217
Deferred drydock expenditures, net	80,299	62,413
Total Vessels, Deferred Drydock and Other Property	2,196,160	2,275,630

Investments in and advances to affiliated companies	343,645	334,863
Intangible assets, less accumulated amortization of $40,633 and $37,183	51,367	54,817
Other assets	62,627	63,513
Total Assets	$3,474,836	$3,436,491

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$85,746	$96,066
Income taxes payable	621	906
Current installments of long-term debt	61,314	12,314
Total Current Liabilities	147,681	109,286
Reserve for uncertain tax positions	2,228	34,520
Long-term debt	1,497,400	1,656,353
Deferred income taxes	199,569	283,277
Other liabilities	65,555	66,968
Total Liabilities	1,912,433	2,150,404

Equity:
Common stock	3,192	3,158
Paid-in additional capital	1,509,755	1,507,334
Retained earnings/(accumulated deficit)	133,668	(141,025)
	1,646,615	1,369,467
Accumulated other comprehensive loss	(84,212)	(83,380)
Total Equity	1,562,403	1,286,087
Total Liabilities and Equity	$3,474,836	$3,436,491

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shipping Revenues:
Pool revenues, including $10,374, $26,726, $36,510 and $63,949 received from companies accounted for by the equity method	$97,797	$44,979	$267,157	$118,456
Time and bareboat charter revenues	111,120	95,733	328,816	287,470
Voyage charter revenues	32,835	65,571	124,808	334,580
	241,752	206,283	720,781	740,506
Operating Expenses:
Voyage expenses	8,164	30,046	30,348	178,068
Vessel expenses	70,448	68,066	207,966	201,463
Charter hire expenses	31,993	34,650	95,018	120,115
Depreciation and amortization	38,743	38,063	113,731	113,393
General and administrative	21,376	19,119	58,129	63,029
Technical management transition costs	-	854	40	2,686
Severance and relocation costs	-	3,713	5	18,360
Gain on disposal of vessels and other property	(3,185)	(2,753)	(4,258)	(4,234)
Total Operating Expenses	167,539	191,758	500,979	692,880
Income from vessel operations	74,213	14,525	219,802	47,626
Equity in income of affiliated companies	10,978	11,313	35,220	29,444
Operating income	85,191	25,838	255,022	77,070
Other (expense)/income	(1,963)	99	(1,842)	378
Income before interest expense, reorganization items and income taxes	83,228	25,937	253,180	77,448
Interest expense	(29,191)	(29,111)	(86,691)	(203,745)
Income/(loss) before reorganization items
and income taxes	54,037	(3,174)	166,489	(126,297)
Reorganization items, net	(1,420)	(49,756)	(6,344)	(165,135)
Income/(loss) before income taxes	52,617	(52,930)	160,145	(291,432)
Income tax benefit	120,737	63,544	114,548	112,629
Net Income/(loss)	$173,354	$10,614	$274,693	$(178,803)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	520,678,592	322,529,046	520,622,720	108,691,107
Diluted - Class A	520,731,354	322,529,765	520,710,899	108,691,107
Basic and Diluted - Class B and Common Stock	7,920,566	16,532,116	7,922,754	25,903,529

Per Share Amounts:
Basic net income/(loss) - Class A and Class B	$0.33	$0.03	$0.52	$(1.33)
Diluted net income/(loss) - Class A and Class B	$0.33	$0.03	$0.52	$(1.33)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income/(Loss)	$173,354	$10,614	$274,693	$(178,803)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized losses on cash flow hedges	(5,861)	4,853	(1,024)	1,136
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(9)	(1)	(3)	16
Net change in unrecognized actuarial losses	479	25	195	(335)
Other Comprehensive Income/(Loss), net of tax	(5,391)	4,877	(832)	817
Comprehensive Income/(Loss)	$167,963	$15,491	$273,861	$(177,986)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flow from Operating Activities
Net income/(loss)	$274,693	$(178,803)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	113,731	113,393
Amortization of debt discount and other deferred financing costs	8,009	1,689
Compensation relating to restricted stock and stock option grants	2,511	644
Deferred income tax benefit	(83,151)	(76,141)
Undistributed earnings of affiliated companies	(29,497)	(25,947)
Deferred payment obligations on charters-in	590	2,669
Reorganization items, non-cash	225	55,511
Other-net	1,422	1,945
Items included in net income/(loss) related to investing and financing activities:
Gain on disposal of vessels and other property - net	(4,258)	(4,234)
Payments for drydocking	(38,269)	(29,385)
Bankruptcy claim payments	(7,916)	(786,651)
Deferred financing costs paid for loan modification	(6,187)	-
Changes in operating assets and liabilities	(20,368)	182,689
Net cash provided by/(used in) operating activities	211,535	(742,621)
Cash Flows from Investing Activities:
Change in restricted cash	96,610	(131,703)
Expenditures for vessels	(769)	(32,068)
Proceeds from disposal of vessels and other property	16,954	16,081
Expenditures for other property	(53)	(345)
Investments in and advances to affiliated companies	(153)	-
Repayments of advances from affiliated companies	25,000	30,197
Other - net	(8)	647
Net cash provided by/(used in) investing activities	137,581	(117,191)
Cash Flows from Financing Activities
Issuance of common stock, net of issuance costs	-	1,510,000
Issuance of debt, net of issuance and deferred financing costs	-	1,178,760
Payments on debt, including adequate protection payments	(9,235)	(2,134,368)
Repurchase of debt	(101,092)	-
Purchases of treasury stock	-	(162)
Net cash (used in)/provided by financing activities	(110,327)	554,230
Net increase/(decrease) in cash and cash equivalents	238,789	(305,582)
Cash and cash equivalents at beginning of year	389,226	601,927
Cash and cash equivalents at end of period	$628,015	$296,345

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

			Retained			Accumulated
		Paid-in	Earnings/			Other
	Common	Additional	(Accumulated	Treasury Stock		Comprehensive
	Stock*	Capital**	Deficit)	Shares	Amount	Loss***	Total
Balance at January 1, 2015	$3,158	$1,507,334	$(141,025)	-	$-	$(83,380)	$1,286,087
Net income			274,693				274,693
Other comprehensive loss						(832)	(832)
Issuance of restricted stock awards	3	(3)					-
Forfeitures of restricted stock awards	-	(56)					(56)
Compensation related Class A options granted		391					391
Compensation related to Class A restricted stock awards		2,120					2,120
Conversion of warrants to common stock	31	(31)					-
Balance at September 30, 2015	$3,192	$1,509,755	$133,668	-	$-	$(84,212)	$1,562,403

Balance at January 1, 2014	$44,291	$413,753	$386,250	13,575,339	$(835,197)	$(69,344)	$(60,247)
Net loss			(178,803)				(178,803)
Other comprehensive income						817	817
Forfeitures of restricted stock awards		3,110		138,330	(3,110)		-
Cancellation of common stock	(44,291)	(419,176)	(375,002)	(13,743,949)	838,469		-
Issuance of common stock	3,148	1,506,852					1,510,000
Issuance of restricted stock awards	3	(3)					-
Compensation related to options granted		278					278
Amortization of restricted stock awards		2,162					2,162
Purchases of treasury stock				30,280	(162)		(162)
Balance at September 30, 2014	$3,151	$1,506,976	$(167,555)	-	$-	$(68,527)	$1,274,045

*	Par value $0.01 per share; 1,000,000,000 Class A shares authorized; 311,905,155 Class A shares outstanding as of September 30, 2015; and Par value $0.01 per share; 7,926,805 Class B shares authorized; 7,351,723 shares outstanding as of September 30, 2015.
**	Includes outstanding warrants issued at $3.00 per warrant comprised of 209,279,786 Class A warrants and 568,215 Class B warrants as of September 30, 2015.
***	Amounts are net of tax

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date (revised for certain corrections described below), but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”).

The December 31, 2014 balance sheet has been revised from that previously reported in the Form 10-K to reflect the correction of an error identified during the financial close reporting process for the second quarter of 2015 related to the classification of restricted cash for the OIN Term Loan. The Company assessed the materiality of the error on previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the revision is not material to the consolidated financial statements taken as a whole. The balance sheet as of December 31, 2014 has been revised to reclassify restricted cash of $70,093 from current assets to non-current assets and to reflect a corresponding reduction in the previously reported amount for total current assets. The error had no impact on the Company’s consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit) or cash flows. The impact of this error on the March 31, 2015 balance sheet previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 was an overstatement of total current assets and a corresponding understatement of long term assets by $77,999.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The quarterly information for the three and nine months ended September 30, 2014 has been revised from that previously reported in the September 2014 Quarterly Report on Form 10-Q to reflect the correction of an error related to the overstatement of depreciation expense recorded on certain International Flag vessels. The error was identified and corrected during the 2014 year-end financial close and reporting process. The Company assessed the materiality of the error on previously issued interim financial statements for the quarters ended March 31, June 30, and September 30, 2014, in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the revisions were not material to the condensed consolidated financial statements for any of the affected quarterly periods. The condensed consolidated statement of operations for the three and nine months ended September 30, 2014 presented herein reflects decreases of $2,169 and $6,446, respectively, in previously reported depreciation and amortization and total operating expenses. Additionally there were increases of $2,169 and $6,446 for the three and nine months ended September 30, 2014, respectively, in each of income from vessel operations, operating income, income before interest expense, reorganization items and income taxes, income before reorganization items and income taxes, income before income taxes and net income, and an increase of $0.01 and $0.05 in previously reported basic and diluted earnings per share. The condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2014 reflects increases of $2,169 and $6,446 in previously reported net income and decreases of $2,169 and $6,446 in previously reported comprehensive loss. The condensed consolidated statement of cash flows for the nine months ended September 30, 2014 reflects decreases of $6,466 in previously reported depreciation and amortization and net loss. The condensed consolidated statement of changes in equity for the nine months ended September 30, 2014 reflects a decrease of $6,446 in previously reported net loss and an increase of $6,446 in previously reported total equity.

Dollar amounts, except per share amounts are in thousands.

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of November 9, 2015, only one of the original 181 Chapter 11 cases remains open.

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

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	September 30,
	2015	2014
Trustee fees	$2	$1,046
Professional fees	1,418	44,004
Provision for and expenses incurred on rejected executory contracts including post-petition interest	-	652
Provision for post-petition interest on debt facilities	-	3,890
Provision for post-petition interest on other claims	-	145
Other claims adjustments	-	19
	$1,420	$49,756

	Nine Months Ended
	September 30,
	2015	2014
Trustee fees	$173	$2,574
Professional fees	6,363	106,729
Provision for and expenses incurred on rejected executory contracts including post-petition interest (a)	-	6,864
Provision for post-petition interest on debt facilities (a)	-	15,416
Provision for post-petition interest on other claims	-	1,765
2004 Stock Incentive Plan termination	-	1,796
Provision for class action lawsuit and other subordinated claims	-	17,000
Other claims adjustments	(192)	12,991
	$6,344	$165,135

(a)	Contractual post-petition interest for debt facilities and certain rejected executory contracts of $167,451 and $7,025, respectively, is reported as interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2014. See Note 5, "Debt."

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table above reflects a 2014 provision for the Company’s agreement to a stipulated settlement for a Class Action claim filed with the Bankruptcy Court, which provides for cash payments of $15,000 and certain payments contingent upon the outcome of the Company’s malpractice lawsuit against Proskauer and other events. The Company incurred fees totaling $103 and $2,657 during the three and nine month periods ended September 30, 2015, respectively, and $3,834 and $12,731 during the three and nine month periods ended September 30, 2014, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by a former member of the Company’s Board of Directors. Such related party expenses are included in professional fees in the table above.

Cash paid for reorganization items was $6,530 and $15,958 for the three and nine month periods ended September 30, 2015, respectively, and $355,692 and $403,000 for the three and nine month periods ended September 30, 2014, respectively.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $17,579 and $53,085 as of September 30, 2015 and December 31, 2014, respectively, to be utilized for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s recent emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in estimates of future funding requirements. Additionally, restricted cash as of September 30, 2015 and December 31, 2014 includes $8,989 and $70,093, respectively, of legally restricted cash relating to the OIN Facilities (as defined in Note 5, “Debt”). Such restricted cash reserves are included in the non-current section of the condensed consolidated balance sheet. Prior to its amendment on June 3, 2015, the OIN Facilities stipulated that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale were required to be reinvested in vessels within twelve months of such sale or used to prepay the principal balance outstanding of the OIN Facilities. The June 3, 2015 amendment removed the restriction for cash proceeds of specified OIN asset sales prior to the effective date of the amendment. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Deferred finance charges—Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $46,739 and $48,186 relating to the Exit Financing Facilities are included in other assets on the consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,763 and $7,634 for the three and nine month periods ended September 30, 2015, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,689 for the three and nine month periods ended September 30, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and nine month periods ended September 30, 2015 and 2014, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 83% and 77% of consolidated voyage receivables at September 30, 2015 and December 31, 2014, respectively.

Vessel Lives—The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard or from the date (as in the case of certain of the Company’s ATBs) a vessel was rebuilt. A vessel’s carrying value is reduced to its new cost basis (i.e. its current fair value) if a vessel impairment charge is recorded.

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, the continuation of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. In evaluating various impairment indicators that existed at September 30, 2015 (See Note 7, “Vessels”), management currently believes it is more likely than not that the Company will scrap six of its rebuilt ATBs at the time of their next scheduled drydock special survey date rather than make the significant capital expenditures necessary to comply with regulatory requirements. Accordingly, the remaining useful lives for such ATBs will be adjusted on a prospective basis beginning on October 1, 2015. This reduction in useful lives is expected to increase depreciation expense by approximately $3,390 per quarter or $13,560 per year for the U.S. Flag segment and on a consolidated basis.

Impairment of long-lived assets—The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 7, “Vessels,” for further discussion on the impairment tests performed on certain of our U.S. Flag at September 30, 2015.

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

When the result of the expected annual effective tax rate is not deemed reliable, as was the case for the third quarter of 2014, and distorts the income tax provision for an interim period, the Company calculates the income tax provision or benefit using the cut-off method, which results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The FASB subsequently delayed the effective date of the revenue standard by one year. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASC 835), which amends the requirement to recognize debt issuance costs as deferred charges. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying cost of that debt liability, consistent with debt discounts. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company expects to adopt this new accounting standard on January 1, 2016. Based on the Company’s current unamortized debt issuance costs the impact of the retrospective adoption on its September 30, 2015 and December 31, 2014 balance sheets would be reductions of both other assets and long-term debt by $46,739 and $48,186, respectively.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A

There were 349,580 and 333,311 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine month periods ended September 30, 2015, respectively, and 324,997 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine months ended September 30, 2014. Such participating securities were allocated a portion of income under the two-class method for the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014. Holders of the participating securities do not participate in losses.

The computation of diluted earnings/(losses) per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. There were 1,409,531 and 853,037 weighted average shares of unvested Class A stock options outstanding and 1,694,410 and 822,028 weighted average shares of unvested Class A restricted stock units outstanding for the three and nine month periods ended September 30, 2015, respectively, which are considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock.

Pre-reorganized OSG common shares

All shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity Plan. Although earnings per share information for the three and nine months ended September 30, 2014 is presented, it is not comparable to the information presented for the three and nine months ended September 30, 2015 due to the changes in our capital structure.

The components of the calculation of basic earnings/(loss) per share and diluted earnings/(loss) per share are as follows:

		Three Months Ended
		September 30,
		2015	2014

Net income		$173,354	$10,614

Weighted average common shares outstanding:

Class A common stock - basic	(1)	520,678,592	322,529,046

Class A common stock - diluted	(2)	520,731,354	322,529,765

Class B and common stock - basic and diluted	(3)(4)	7,920,566	16,532,116

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Nine Months Ended
		September 30,
		2015	2014

Net income/(loss)		$274,693	$(178,803)

Weighted average common shares outstanding:

Class A common stock - basic	(1)	520,622,720	108,691,107

Class A common stock - diluted	(2)	520,710,899	108,691,107

Class B and common stock - basic and diluted	(3)(4)	7,922,754	25,903,509

(1)	The basic weighted average common shares outstanding for Class A common stock for the three and nine month periods ended September 30, 2015 were calculated using the Class A common stock outstanding and the Class A warrants outstanding for the three and nine months periods ending September 30, 2015, respectively. As of September 30, 2015 there were 311,905,152 shares of Class A common stock outstanding and 209,279,786 Class A warrants outstanding.

(2)	The diluted weighted average common shares outstanding for Class A common stock for the quarter ended September 30, 2015 was calculated using the Class A common stock outstanding and Class A warrants outstanding for the period July 1, 2015 through September 30, 2015 and the dilutive securities for such three month period.

(3)	The basic and diluted weighted average common shares outstanding for Class B common stock for the three and nine month periods ended September 30, 2015 were calculated using Class B common stock outstanding and Class B warrants outstanding for the three and nine month periods ended September 30, 2015. As of September 30, 2015 there were 7,351,723 shares of Class B common stock outstanding and 568,215 Class B warrants outstanding.

(4)	The basic and diluted weighted average shares outstanding for Class B common stock and common stock for the three and nine months ended September 30, 2014 was calculated using the common stock outstanding for the period January 1, 2014 through August 4, 2014 and for the period August 5, 2014 through September 30, 2014, the calculation includes outstanding Class B common stock and Class B warrants.

There were 52,762 and 88,179 dilutive equity awards outstanding for the three and nine month periods ended September 30, 2015. Awards of stock options for 1,409,531 and 853,037 shares of Class A common stock for the three and nine months ended September 30, 2015 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. For earnings per share calculations for the three and nine months ended September 30, 2014, there were 196,349 shares of Class A restricted stock units and 453,586 Class A stock options outstanding and considered to be potentially dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Debt:

Debt consists of the following:

	September 30,	December 31,
As of	2015	2014
8.125% notes due 2018	$238,151	$300,000
OBS term loan due 2019, net of unamortized discount of $1,262 and $1,480	594,201	598,505
OIN term loan due 2019, net of unamortized discount of $915 and $1,071	619,605	624,162
7.50% Election 1 notes due 2021	3,508	6,508
7.50% Election 2 notes due 2021	102,565	138,708
7.50% notes due 2024	684	784
Total debt	1,558,714	1,668,667
Less current portion	61,314	12,314
Long-term debt	$1,497,400	$1,656,353

The weighted average interest rate for debt outstanding as of September 30, 2015 and December 31, 2014 was 6.1% and 6.21%, respectively.

Exit Financing Facilities

Capitalized terms used hereafter have the meanings given in this Quarterly Report on Form 10-Q or in the respective transaction documents referred to below, including subsequent amendments thereto. On the Effective Date, to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries; and (iii) a secured term loan facility of $628,375 (the “OIN Term Loan”) and a revolving loan facility of $50,000 (the “OIN Revolver Facility” and, together with the OIN Term Loan, the “OIN Facilities” and collectively with the OBS ABL Facility and the OBS Term Loan, the “Exit Financing Facilities”), among OSG, OIN, OIN Delaware LLC, the sole member of which is OIN, certain OIN subsidiaries, Jefferies, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries. The OBS Term Loan and the OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective loan agreements) be used to prepay outstanding principal balance of such loans, commencing in the case of the OBS Term Loan, with the annual period beginning January 1, 2015 and, in the case of the amended OIN Facilities (as further described below), with the six-month period beginning July 1, 2015, and annual periods thereafter. On August 5, 2014, the available amounts under each of the aforementioned secured term loans were drawn in full. As of September 30, 2015, no amounts had been drawn under the OBS or the OIN revolving loan facilities.

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

Management determined that it had Excess Cash Flow for the nine months ended September 30, 2015 and has projected the amount of Excess Cash Flow for the three months ended December 31, 2015 based on the facts at September 30, 2015. The first mandatory prepayment, which is estimated to be approximately $49,000 for the OBS Term Loan, will be due during the first quarter of 2016, and is therefore included in current installments of long-term debt on the consolidated balance sheet as of September 30, 2015. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flow for the six month period ended December 31, 2015.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the June 3, 2015 amendments to the Exit Financing Facilities, OIN paid a cash dividend of $200,000 to OSG on June 26, 2015. For the OIN Facilities, the amendments reduced the base Available Amount (as defined in the loan agreement for the OIN Facilities) from $25,000 to $0. The amendments did not alter the definition of Available Amount under the OBS Term Loan.

The OIN Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the OIN Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at both September 30, 2015 and December 31, 2014. None of the other Exit Financing Facilities have financial covenants.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs (see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended September 30, 2015 was $20,365 for the Exit Financing Facilities, comprised of $9,352 relating to the OBS Term Loan and OBS ABL Facility and $11,013 relating to the OIN Facilities. Interest expense for the nine month period ended September 30, 2015 was $59,997 for the Exit Financing Facilities, comprised of $28,174 relating to the OBS Term Loan and OBS ABL Facility and $31,823 relating to the OIN Facilities. Interest paid for the three months ended September 30, 2015 was $8,022 and $9,155 for the OBS Term Loan and the OIN Term Loan, respectively and interest paid for the nine months ended September 30, 2015 was $23,863 and $27,236 for the OBS Term Loan and the OIN Term Loan, respectively.

Unsecured Revolving Credit Facility

In 2006, the Company entered into a $1,800,000 seven year unsecured revolving credit agreement with a group of banks. Borrowings outstanding under this facility were $1,489,000 immediately prior to Emergence. The Company repaid the principal outstanding and contractual interest thereon (which includes default interest) on the Effective Date.

For the nine months ended September 30, 2014, the Company recorded a charge of $73,637 to interest expense in the condensed consolidated statement of operations for a change in estimate of the allowed claim for the Unsecured Revolving Credit Facility relating to post-petition contractual interest (which includes default interest).

Unsecured Senior Notes

The Company has the following separate series of unsecured notes (the “Unsecured Senior Notes”) issued and outstanding as of both September 30, 2015 and December 31, 2014.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2015, the Company repurchased Unsecured Senior Notes in an aggregate principal amount of $101,092. The aggregate net loss of $2,051 and $2,039 realized on these transactions during the three and nine months ended September 30, 2015, respectively, is included in other (expense)/income in the accompanying condensed consolidated statements of operations.

Prior to Emergence, the Company also had the following unsecured notes issued and outstanding:

8.75% Debentures – These notes were issued on December 1, 1993 and the remaining balance consisted of $63,603 in face value, which matured on December 1, 2013. Borrowings under this facility and contractual interest thereon were paid on the Effective Date.

For the three and nine months ended September 30, 2015, interest expense, including administrative and other fees, of $8,636 and $26,460, respectively, was recorded relating to the Unsecured Senior Notes and $17,755 and $35,720 of interest was paid during the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2014, the Company recorded a charge of $73,660 to interest expense for post-petition contractual interest (including default interest, as applicable) due on the Unsecured Senior Notes and charges totaling $10,765 to reorganization items to write off unamortized original issue discount and unamortized deferred financing charges and to accrue for a change in estimate of allocated claims relating to the Unsecured Senior Notes pursuant to the Equity Plan.

Secured Term Loan Facilities

The pre-reorganized OSG loan facilities included floating rate (based on LIBOR) secured terms loans with Danish Ship Finance (“DSF”) and the Export-Import Bank of China (“CEXIM”), with principal outstanding as of the Petition Date aggregating $266,936 and $311,751, respectively. These facilities provided that the market values of the vessels pledged as collateral be compared with the outstanding loan balance semi-annually. The Company believed that the value of the collateral securing these loans as of the Petition Date was less than the outstanding balance of such loans and therefore classified these secured term loans and related accrued interest as liabilities subject to compromise in the consolidated balance sheet at December 31, 2013. As of December 31, 2013, the loan-to-value ratios were estimated to approximate 97% and 91%, respectively. Pursuant to the Bankruptcy Court orders [D.I. 0459 and 0460] issued on February 5, 2013, the Company made Adequate Protection Interest payments to CEXIM and DSF during the post-petition period in consideration for the lenders not repossessing the secured vessels. In accordance with ASC 852, no interest is accrued and/or paid on secured debt when the fair value of the underlying collateral is below the outstanding principal of the secured debt. Accordingly, the Adequate Protection Interest Payments had been classified as reductions of outstanding principal through the quarter ended March 31, 2014. Pursuant to the Equity Plan that provided for payment in full of principal outstanding under the Secured Loan Facilities as of the Petition Date, Adequate Protection Interest Payments made during the period from April 1, 2014 to September 30, 2014 are reflected as a component of operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2014. For the three months ended September 30, 2014, the Company disbursed Adequate Protection Interest Payments relating to the DSF and CEXIM secured term loans aggregating $4,129. For the nine months ended September 30, 2014, the Company disbursed Adequate Protection Interest Payments relating to the DSF and CEXIM secured term loans aggregating $9,466. The principal outstanding and unpaid accrued interest for the DSF and CEXIM secured term loans were repaid on the Effective Date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2014 the Company recorded charges of $342 and $5,545, respectively, to interest expense relating to (a) $4,662 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and (b) $882 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment dates through August 5, 2014 at the contractual interest rate for the DSF secured term loans. For the three and nine months ended September 30, 2014, the Company also recorded charges of $230 and $4,627, respectively, to reorganization items relating to a settlement of disputed default interest for the DSF secured term loans for the period from November 14, 2012 through August 5, 2014.

For the three and nine months ended September 30, 2014, the Company recorded charges of $835 and $14,915, respectively, to interest expense relating to (a) $10,452 of Adequate Protection Interest Payments, which had previously been classified as reductions of outstanding principal and (b) $4,462 of post-petition interest for the period from the Company’s last Adequate Protection Interest Payment date through August 5, 2014 at the contractual interest rate for the CEXIM secured term loans. For the three and nine months ended September 30, 2014, the Company also recorded charges of $269 and $5,456, respectively, to reorganization items for a settlement of disputed default interest for the CEXIM secured term loans for the period from November 14, 2012 through August 5, 2014.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2015 and 2014 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2015:
Shipping revenues	$80,896	$50,220	$5	$110,631	$241,752
Time charter equivalent revenues	76,222	49,980	5	107,381	233,588
Depreciation and amortization	12,817	7,306	281	18,339	38,743
Gain/(loss) on disposal of vessels and other property	(4)	3,236	6	(53)	3,185
Income from vessel operations	38,945	22,452	521	30,486	92,404
Equity in income of affiliated companies	8,537	-	2,441	-	10,978
Investments in and advances to affiliated companies at September 30, 2015	280,678	13,964	48,965	38	343,645
Total assets at September 30, 2015	1,156,097	513,208	48,965	1,020,108	2,738,378

September 30, 2014:
Shipping revenues	71,489	30,916	(1)	103,879	206,283
Time charter equivalent revenues	49,443	28,812	10	97,972	176,237
Depreciation and amortization	14,305	6,942	683	16,133	38,063
Gain/(loss) on disposal of vessels and other property	233	(108)	1,970	658	2,753
Income/(loss) from vessel operations	11,957	(340)	(703)	24,544	35,458
Equity in income of affiliated companies	8,379	-	2,546	388	11,313
Investments in and advances to affiliated companies at September 30, 2014	269,951	7,525	48,539	1,192	327,207
Total assets at September 30, 2014	1,265,183	549,085	48,539	1,049,385	2,912,192

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	International
	Crude	Product
Nine months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2015:
Shipping revenues	$235,843	$136,758	$61	$348,119	$720,781
Time charter equivalent revenues	220,012	135,863	59	334,499	690,433
Depreciation and amortization	37,982	21,206	998	53,545	113,731
Gain/(loss) on disposal of vessels and other property	4	3,231	1,139	(116)	4,258
Income/(loss) from vessel operations	113,245	51,679	(156)	108,950	273,718
Equity in income/(loss) of affiliated companies	25,908	-	9,318	(6)	35,220
Expenditures for vessels	-	716	-	53	769
Payments for drydocking	8,334	2,261	-	27,674	38,269

September 30, 2014:
Shipping revenues	300,291	117,078	21	323,116	740,506
Time charter equivalent revenues	177,059	82,342	30	303,007	562,438
Depreciation and amortization	42,902	19,808	1,650	49,033	113,393
Gain/(loss) on disposal of vessels other property	1,751	(108)	1,970	621	4,234
Income/(loss) from vessel operations	45,749	(3,018)	(1,361)	86,097	127,467
Equity in income of affiliated companies	23,433	-	4,857	1,154	29,444
Expenditures for vessels	1,404	19,752	-	10,912	32,068
Payments for drydocking	5,143	6,159	-	18,083	29,385

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2015	2014
Time charter equivalent revenues	$233,588	$176,237
Add: Voyage expenses	8,164	30,046
Shipping revenues	$241,752	$206,283

	Nine Months Ended
	September 30,
	2015	2014
Time charter equivalent revenues	$690,433	$562,438
Add: Voyage expenses	30,348	178,068
Shipping revenues	$720,781	$740,506

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

Reconciliations of income from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2015	2014
Total income from vessel operations of all segments	$92,404	$35,458
General and administrative expenses	(21,376)	(19,119)
Technical management transition costs	-	(854)
Severance costs	-	(3,713)
Gain on disposal of vessels and other property	3,185	2,753
Consolidated income from vessel operations	74,213	14,525
Equity in income of affiliated companies	10,978	11,313
Other (expense)/income	(1,963)	99
Interest expense	(29,191)	(29,111)
Income/(loss) before reorganization items and income taxes	$54,037	$(3,174)

	Nine Months Ended
	September 30,
	2015	2014
Total income from vessel operations of all segments	$273,718	$127,467
General and administrative expenses	(58,129)	(63,029)
Technical management transition costs	(40)	(2,686)
Severance costs	(5)	(18,360)
Gain on disposal of vessels and other property	4,258	4,234
Consolidated income from vessel operations	219,802	47,626
Equity in income of affiliated companies	35,220	29,444
Other (expense)/income	(1,842)	378
Interest expense	(86,691)	(203,745)
Income/(loss) before reorganization items and income taxes	$166,489	$(126,297)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of September 30,	2015	2014
Total assets of all segments	$2,738,378	$2,912,192
Corporate unrestricted cash	628,015	296,345
Corporate restricted cash	26,568	140,879
Other unallocated amounts	81,875	97,926
Consolidated total assets	$3,474,836	$3,447,342

Note 7 — Vessels:

Vessel Impairments and Change in Useful Lives of Vessels

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2014 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of September 30, 2015. The Company concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 2014 impairment tests of its International Flag fleet.

In evaluating whether or not certain events or circumstances existing during the third quarter of 2015 resulted in a triggering event for impairment testing of the U.S. Flag fleet, management gave consideration to various indicators of a weakening of the Jones Act crude oil transportation market that began to materialize during the period. Such indicators included a decline in U.S crude oil production beginning in May 2015 (with further decreases observed in August and September 2015) following a decrease in oil prices beginning in late 2014, which quickly led to steep cuts in drilling activity. The resulting decrease in demand for the coastwise transportation of crude oil led to a decline in average daily spot rates for Jones Act tankers during the quarter ended September 30, 2015 and the redeployment of several Jones Act vessels, including some of the Company’s vessels, from the crude oil transportation trade to the clean oil transportation trade. In addition, the decline in U.S. crude oil production coupled with the large orderbook for Jones Act vessels scheduled for delivery through late 2017 has increased uncertainty around the likelihood of being able to renew or extend the time charters on the Company’s fleet of eight rebuilt Jones Act ATBs, which are currently scheduled to expire between the second quarters of 2016 and 2017. If the current weakness in the market continues for a prolonged period of time, it will become increasingly difficult for the Company’s older ATBs to find employment at attractive rates that justify the expenditure required to put these vessels through their next drydock special surveys.

Management concluded that the above indicators constituted impairment triggering events for six of the eight vessels in the Company’s fleet of rebuilt ATBs at September 30, 2015. In addition, given the uncertainty around how long the weak market conditions discussed above could last, management believes it is more likely than not that the rebuilt ATBs will be scrapped before the end of their estimated useful lives, which currently range between 2021 and 2028. The indicators discussed above were not considered to be impairment triggering events for the other U.S. Flag ATBs and tankers in the Company’s fleet as these vessels are (i) fairly recently built and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and (ii) currently operating under long-term charters or contracts of affreightment agreements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management prepared undiscounted cash flows models, which utilized weighted probabilities assigned to possible outcomes for the six rebuilt ATBs. In developing estimates of future cash flows, management made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations, with a significant probability assigned to the possibility that the estimated remaining useful life of each ATB would end at its next drydock special survey date, as management currently believes it is more likely than not that the Company will scrap these vessels rather than make the significant capital expenditure necessary to comply with regulatory requirements. The estimated daily time charter equivalent rates used for days beyond the expiry of the current time charters were based on internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, which took into consideration average annual rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and rates projected by an independent third party maritime research service to be reasonable. Based on tests performed, the sum of the undiscounted cash flows for each of the six rebuilt ATBs were in excess of their September 30, 2015 carrying values and no impairment was therefore recorded at September 30, 2015.

Vessel Sales

During the three months ended September 30, 2015, the Company sold a 1998-built International Flag Handysize Product Carrier. The vessel was delivered to buyers in July 2015 and the Company recognized a gain of $3,236 on the sale of this vessel during the three and nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company sold two International Flag Aframaxes, which had been deployed in Lightering operations. The Company recognized gains of $2,583 and $4,083 on the sales of these vessels during the three and nine months ended September 30, 2014, respectively.

Vessel Acquisitions and Deliveries

There were no vessel acquisitions or newbuild deliveries during either the nine months ended September 30, 2015 or September 30, 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2015, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service (“FSO”) vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels Joint Venture

Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by OIN. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $104,200 and $145,396 was outstanding under this facility as of September 30, 2015 and December 31, 2014, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $0.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $201,346 and $254,308 as of September 30, 2015 and December 31, 2014, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were a loss of $235 and a gain of $147 for the three months ended September 30, 2015 and 2014, respectively, and losses of $606 and $244 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the joint venture had a liability of $9,655 and $13,665, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $1,937 and $2,944 at September 30, 2015 and December 31, 2014, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $687,562 and $715,378 was outstanding under this secured facility as of September 30, 2015 and December 31, 2014, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $665,687 and $693,072 at September 30, 2015 and December 31, 2014, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2015 and December 31, 2014, the joint venture recorded a liability of $118,114 and $116,819, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $58,882 and $58,240 at September 30, 2015 and December 31, 2014, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

See Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

A condensed summary of the results of operations of the equity method investments follows:

	Three Months Ended
	September 30,
	2015	2014

Shipping revenues	$94,365	$95,946
Ship operating expenses	(61,081)	(61,671)
Income from vessel operations	33,284	34,275
Other expense	(240)	(437)
Interest expense	(12,075)	(12,283)
Net income	$20,969	$21,555

	Nine Months Ended
	September 30,
	2015	2014

Shipping revenues	$274,383	$282,158
Ship operating expenses	(171,764)	(186,304)
Income from vessel operations	102,619	95,854
Other income/(expense)	990	(1,308)
Interest expense	(36,117)	(38,279)
Net income	$67,492	$56,267

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Variable Interest Entities (“VIEs”):

As of September 30, 2015, the Company participates in six commercial pools and three joint ventures. One of the pools and the FSO joint venture, described in Note 8, “Equity Method Investments,” above, were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2015:

Condensed
Consolidated Balance Sheet
Investments in Affiliated Companies	$275,728

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2015:

	Condensed
	Consolidated Balance Sheet	Maximum Exposure to Loss

Other liabilities	$-	$332,700

In addition, as of September 30, 2015, the Company had approximately $7,607 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2015. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 10 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash — The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-publicly traded debt at September 30, 2015 are estimated based on quoted market prices.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2015:
Cash(1)	$654,583	$654,583	$-
8.125% notes due 2018	(238,449)	-	(238,449)
OBS Term Loan due 2019	(595,462)	-	(595,462)
OIN Term Loan due 2019	(624,014)	-	(624,014)
7.5% Election 1 notes due 2021	(3,569)	-	(3,569)
7.5% Election 2 notes due 2021	(104,360)	-	(104,360)
7.5% notes due 2024	(696)	-	(696)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Level 1	Level 2
December 31, 2014:
Cash(1)	$512,404	$512,404	$-
8.125% notes due 2018	(294,300)	-	(294,300)
OBS Term Loan due 2019	(589,863)	-	(589,863)
OIN Term Loan due 2019	(618,981)	-	(618,981)
7.5% Election 1 notes due 2021	(5,511)	-	(5,511)
7.5% Election 2 notes due 2021	(131,773)	-	(131,773)
7.5% notes due 2024	(626)	-	(626)

(1)	Includes current and non-current restricted cash aggregating $26,568 and $123,178 at September 30, 2015 and December 31, 2014, respectively.

Derivatives

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. The interest rate caps effectively convert a portion of the Company’s debt from a floating to a fixed rate and were designated and qualified as cash flow hedges. At September 30, 2015, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The Interest Rate Cap agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the September 30, 2015 balance sheet on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the September 30, 2015 balance sheet on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
September 30, 2015	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$184	Other liabilities	$-
Total derivatives designated as hedging instruments		$184		$-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Asset Derivatives		Liability Derivatives
December 31, 2014	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$2,115	Other liabilities	$-
Total derivatives designated as hedging instruments		$2,115		$-

The Interest Rate Cap agreements had no effect on the consolidated statement of operations for the three and nine month periods ended September 30, 2015.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and nine month periods ended September 30, 2015 and September 30, 2014 follows:

	Three Months Ended
	September 30,
	2015	2014
Interest rate swaps	$(10,152)	$(55)
Interest rate caps	(348)	-
Total	$(10,500)	$(55)

	Nine Months Ended
	September 30,
	2015	2014
Interest rate swaps	$(13,388)	$(13,637)
Interest rate caps	(1,930)	-
Total	$(15,318)	$(13,637)

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hierarchy

The following tables present the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2

Assets at September 30, 2015:
Derivative Assets (interest rate caps)	$184	$-	$184	(1)

Assets at December 31, 2014:
Derivative Assets (interest rate caps)	$2,115	$-	$2,115	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 11 — Taxes:

For the three months ended September 30, 2015 and 2014, the Company recorded income tax benefits of $120,737 and $63,544, respectively, which represents effective tax rates of (229)% and 120%, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded income tax benefits of $114,548 and $112,629, respectively, which represent effective tax rates of (72)% and 39%, respectively. The income tax benefit for the three and nine months ended September 30, 2015, include a benefit of $150,073 as a result of the Pre-Filing Agreement with the Internal Revenue Service (“IRS”), as described below, offset by a tax expense of $30,997 attributable to the excess of the Company’s investment in OIN for financial reporting purposes over the tax basis of such investment as of September 30, 2015, as described below.

In January 2015, the Company requested that the IRS review under its Pre-Filing Agreement Program the deductibility of certain payments made by OSG in 2014, in the aggregate amount of $477,835, in its capacity as guarantor of the obligations of subsidiaries of OIN under certain loan agreements. In connection with these payments, the Company established an unrecognized tax benefit equal to the full amount of such benefits, or $179,151. On September 4, 2015, the Company received an executed closing agreement from the IRS, which allowed a deduction of $424,523.  As a result of the closing agreement, the Company recognized an income tax benefit of $150,073 and reduced its deferred tax asset for net operating loss carryforwards by $29,078 during the three months ended September 30, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015 and December 31, 2014, the Company recorded a reserve for uncertain tax positions of $2,228 and $34,520, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $692 and $534, respectively. The reduction of the reserve for uncertain tax positions was substantially due to the resolution of the deductibility of guarantor payments made by OSG with the IRS, as discussed above.

As a result of the aforementioned closing agreement, OSG’s investment in OIN for financial reporting purposes now exceeds its tax basis. As of September 30, 2015, management does not believe that it can make an assertion that OSG’s investment in OIN is essentially permanent in duration. Accordingly, the Company has recognized a deferred tax liability and tax provision of $30,997 for the three and nine months ended September 30, 2015 on the accumulated and current year undistributed earnings of its foreign operations, aggregating approximately $88,113.

Note 12 — Capital Stock and Stock Compensation:

Warrant Conversions

During the nine months ended September 30, 2015, the Company issued 863,561 shares of Class A common stock and 2,334,393 shares of Class B common stock as a result of the exercise of 866,086 Class A warrants and 2,339,934 Class B warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation - Restricted Common Stock

OSG shareholders approved the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan on June 9, 2015. During the nine months ended September 30, 2015, the Company awarded an aggregate of 272,796 restricted Class A common stock shares to the directors (each a “Director”) serving on the Board of Directors of Overseas Shipholding Group, Inc. (the “Board”), with a measurement date fair value of $3.43 per share and an aggregate fair market value of $936, including 16,233 shares and 256,563 shares vesting in full on August 13, 2015 and June 9, 2016, respectively, subject to the Director continuing to provide services to the Company through such dates. The shares granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted stock has all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

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

On August 3, 2015, Mr. Alex Greene and Mr. Nick Semaca resigned from the Board. Pursuant to waiver letter agreements entered into between the Company and each of such former directors in connection with their resignations, a total of 124,976 shares originally granted these directors vested in full on August 7, 2015. The incremental compensation expense recognized as a result of the accelerated vesting and the difference between the grant date fair value of the vested shares and the estimated fair value of the Company’s Class A common stock on August 7, 2015 was approximately $189. The Company has also entered into consulting agreements with each of Messrs. Greene and Semaca for the provision of advisory services as requested from time to time at the discretion of the Chairman of the Board. During the consulting period which terminates on June 30, 2016, Messrs. Greene and Semaca will each receive a quarterly fee of approximately $37.

On August 12, 2014, the Human Resources and Compensation Committee (the “Committee”) of the Board approved cash compensation and equity awards for the Directors. Thereafter, on August 13, 2014, the Board awarded 324,997 Class A common stock shares to the members of the Board having an aggregate fair market value of $975 and vesting in full on August 13, 2015 subject to the Director continuing to provide services to the Company through such date. The grant date fair value of the Class A common stock was deemed to be $3.00.

Management Compensation - Restricted Stock Units and Stock Options

During the nine months ended September 30, 2015, the Company entered into employment agreements with three executive officers which provided for stock compensation grants. One of the grants was to be comprised of time–based restricted stock units, which vest over a three year period. The remaining two grants were each to be comprised of one-third stock options, one-third time-based restricted stock units and one-third performance based restricted stock units, each subject to three year vesting. Also, during the nine months ended September 30, 2015, the Company granted restricted stock unit awards to certain employees, each award subject to three years vesting.

During the nine months ended September 30, 2015, the Company granted 1,499,484 time-based restricted stock units and stock options covering 959,232 shares made pursuant to the above employment agreements to the three executives and certain other employees described above. Such awards were made pursuant to Form of Grant Agreements conditioned upon shareholder approval of the Management Incentive Compensation Plan (“Management Plan”) within 12 months of the grant date. OSG shareholders approved the Management Plan on June 9, 2015, which established a measurement date and fair value for both the time-based restricted stock units and stock option awards of $3.43 and $1.40 per share, respectively, which had aggregate measurement date fair values of $5,143 and $1,343, respectively. No performance based restricted stock unit awards pursuant to employment agreements entered into during 2015 and 2014 have been made as of September 30, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2014, the Company awarded an aggregate 196,349 restricted stock units to certain executives. As of the date of these awards, management deemed the fair value of the Class A common stock to be $3.65. In addition, during the three and nine months ended September 30, 2014, the Company awarded an aggregate 453,586 stock options to certain executives. Each stock option represents an option to purchase one share of Class A common stock with an exercise price for $3.65 per option share. The grant date fair value of the options granted of $1.58 was estimated using the Black-Sholes Valuation Model.

On May 21, 2014, the Company filed notice with the Bankruptcy Court that it was rejecting the Company’s 2004 Stock Incentive Plan effective June 1, 2014. As a result of the rejection of the 2004 Stock Incentive Plan, all unvested awards and any OSG equity interests thereunder were cancelled and holders of unvested awards are not entitled to participate in the rights offering or to vote on or received distributions under the Equity Plan (See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy”). As a result of the cancellation of the unvested awards, the unrecognized stock compensation expense relating to unvested stock options, restricted common stock and restricted stock units was accelerated, and a charge of $1,796 was recorded to reorganization items in the condensed consolidated statements of operations for the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014 a $279 benefit was recorded in general and administrative expenses relating to a revision of the estimated forfeiture rates to actual forfeiture rates.

Stock compensation expense related to awards of stock options, restricted stock units and restricted stock of $1,530 and $127 was recorded for the three months ended September 30, 2015 and 2014, respectively, and $2,511 and $645 for the nine months ended September 30, 2015 and 2014, respectively.

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
As of	2015	2014
Unrealized losses on derivative instruments, substantially entered into by the Company's equity method joint venture investees	$(62,571)	$(61,547)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	(21,641)	(21,833)
	$(84,212)	$(83,380)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2015 and 2014 follow:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of June 30, 2015	$(56,710)	$(22,111)	$(78,821)

Current period change excluding amounts reclassified from other comprehensive loss	(10,383)	470	(9,913)
Amounts reclassified from accumulated other comprehensive loss	4,522	-	4,522
Total change in accumulated other comprehensive loss	(5,861)	470	(5,391)
Balance as of September 30, 2015	$(62,571)	$(21,641)	$(84,212)

Balance as of June 30, 2014	$(62,980)	$(10,425)	$(73,405)

Current period change excluding amounts reclassified from other comprehensive loss	(55)	25	(30)
Amounts reclassified from accumulated other comprehensive loss	4,908	-	4,908
Total change in accumulated other comprehensive loss	4,853	25	4,878
Balance as of September 30, 2014	$(58,127)	$(10,400)	$(68,527)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)

Current period change excluding amounts reclassified from other comprehensive loss	(14,776)	192	(14,584)
Amounts reclassified from accumulated other comprehensive loss	13,752	-	13,752
Total change in accumulated other comprehensive loss	(1,024)	192	(832)
Balance as of September 30, 2015	$(62,571)	$(21,641)	$(84,212)

Balance as of December 31, 2013	$(59,263)	$(10,081)	$(69,344)

Current period change excluding amounts reclassified from other comprehensive loss	(13,637)	(319)	(13,956)
Amounts reclassified from accumulated other comprehensive loss	14,773	-	14,773
Total change in accumulated other comprehensive loss	1,136	(319)	817
Balance as of September 30, 2014	$(58,127)	$(10,400)	$(68,527)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	September 30,		Statement of
Accumulated Other Comprehensive Loss Component	2015	2014	Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(4,522)	(4,908)	Equity in income of affiliated companies
	$(4,522)	$(4,908)	Total before and net of tax

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,		Statement of
Accumulated Other Comprehensive Loss Component	2015	2014	Operations Line Item
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint investees	$(13,752)	$(14,773)	Equity in income of affiliated companies
	$(13,752)	$(14,773)	Total before and net of tax

See Note 8, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Totals
For the three months ended September 30, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$117	$-	$117
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Total change in accumulated other comprehensive loss	$117	$-	$117

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost	Totals
For the nine months ended September 30, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$542	$-	$542
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Total change in accumulated other comprehensive loss	$542	$-	$542

For the three and nine months ended September 30, 2014 the income tax expense/(benefit) allocated to each component of other comprehensive loss was de minimus.

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

For the three and nine months ended September 30, 2014 the Company recorded charges relating to the rejected leases that were redelivered or amended through April 30, 2013 including (a) interest expense charges of $428 and $7,453, respectively, for post-petition contractual interest and (b) reorganizational item charges of $367 and $6,419, respectively, for post-petition interest required by the Equity Plan.

As of September 30, 2015, the Company had commitments to charter in 17 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in “charter hire expenses” on the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bareboat Charters-in at
September 30, 2015	Amount	Operating Days
2015	$24,977	1,196
2016	99,038	4,758
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
Thereafter	50,300	2,008
Net minimum lease payments	$477,553	20,074

Time Charters-in at
September 30, 2015	Amount	Operating Days
2015	$6,374	622
2016	1,585	194
2017	-	-
Net minimum lease payments	$7,959	816

The future minimum commitments for time charters-in excludes amounts with respect to vessels chartered-in where the duration of the charter was one year or less at the inception but includes amounts with respect to workboats employed in the International Crude Tankers Lightering business. Time charter-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable they are not currently reflected in the table above. Due to reserve funding requirements, no profits are expected to be paid to the owners before 2018, in respect of the year ending December 31, 2017. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

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

At September 30, 2015	Amount	Revenue Days
2015	$109,851	2,345
2016	338,663	6,372
2017	205,322	3,261
2018	144,882	2,005
2019	78,057	933
Thereafter	178,204	2,102
Future minimum revenues	$1,054,979	17,018

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $5,445 (2015), $22,023 (2016), $22,347 (2017), $22,698 (2018), $23,031 (2019) and $6,356 thereafter, are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Note 15 — Pension and Other Postretirement Benefit Plans:

The net periodic benefit cost for the Company’s domestic defined benefit pension (for which the benefits have been frozen) and postretirement health care and life insurance plans was not material during the nine months ended September 30, 2015 and 2014.

The Company does not expect to make contributions to its domestic defined benefit pension plan in 2015 because any minimum contributions required for 2015 will be met from excess contributions made during 2014 as a result of the provisions of the Highway and Transportation Funding Act of 2014 enacted in August 2014.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. In August 2014, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), which superseded entirely a guarantee previously entered into in November 2010, in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed GBP 4,896 ($7,411 and $7,601 at September 30, 2015 and December 31, 2014, respectively).

Note 16 — Severance Costs:

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that owned or chartered-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). Charges relating to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind down and transition costs (“Transition Costs”) are included separately in the condensed consolidated statement of operations. Management does not expect to incur any significant additional Outsourcing RIF costs in the remainder of 2015. Outsourcing RIF severance costs of $3,713 and $18,360 were incurred for the three and nine months ended September 30, 2014, respectively, comprised of $929 and $4,030, respectively, relating to the International Crude Tankers business segment and $1,395 and $7,633, respectively, relating to the International Product Carriers business segment, with the balance for each period relating to corporate offices. Transition Costs of $854 and $2,686 incurred for the three and nine months ended September 30, 2014, respectively, included $381 and $1,128, respectively, relating to the International Crude Tankers business segment and $431 and $1,448, respectively, relating to the International Product Carriers business segment with the balance for each period relating to corporate offices. Management does not expect to incur significant additional costs relating to the winding down of activities of its foreign office locations in 2015.

Activity relating to the reserves for the Outsourcing RIF for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

Activity for the nine months ended September 30,	2015	2014
Balance as of January 1,	$1,159	$-
Original estimate	-	6,334
Provision	-	7,802
Utilized	(1,042)	(2,666)
Balance at June 30,	117	11,470
Provision	-	3,548
Utilized	(82)	(10,740)
Balance at September 30,	$35	$4,278

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On March 18, 2015, OSG’s former independent registered public accounting firm moved for summary judgment and on May 29, 2015, the Southern District issued an order granting that motion. On July 1, 2015, the plaintiffs noticed an appeal of that order to the U.S. Court of Appeals for the Second Circuit. On September 2, 2015, the plaintiffs and OSG’s former independent registered public accounting firm filed a stipulation withdrawing that appeal with prejudice. On August 6, 2015, the plaintiffs moved for the Southern District to preliminarily approve settlements with respect to all of the plaintiffs’ remaining claims, including settlements with former officers and directors of the Company, the Company’s former underwriters, and the Company’s current independent registered public accounting firm that contemplate payments of $10,500, $4,000 and $1,750, respectively, on behalf of such defendants. On August 12, 2015, the Southern District preliminarily approved those settlements, and a hearing on final approval of the settlements is scheduled for December 1, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The plaintiffs in the Southern District action filed a proof of claim against the Company in the Bankruptcy Court. Pursuant to a settlement with such plaintiffs and the putative class on whose behalf their claim is filed, their direct claims against the Company are fully and finally resolved based on the Equity Plan treatment described above. Separately, certain of the defendants in the Southern District have filed claims in the Bankruptcy Court against the Company for indemnification or reimbursement based on potential losses incurred in connection with such action. Each of those indemnification claims, asserted by certain former directors and officers of the Company, have been released pursuant to the Equity Plan or otherwise resolved by the Reorganized Debtors. In addition, the indemnification claims asserted by the Company’s former underwriters have been resolved and paid pursuant to the orders of the Bankruptcy Court and the Equity Plan. On October 5, 2015, following the resolution of all disputed Class E1 claims, the Reorganized Debtors disbursed the remaining funds in the Disputed Claims Reserve for Class E1 to representatives of the putative class in accordance with the Equity Plan and confirmation order The Equity Plan and orders of the Bankruptcy Court foreclose the defendants in the Southern District from pursuing any other or further remedies against the Company. As such, management estimates the amount of its remaining exposure with respect to the actions pending before the Southern District described above at zero.

Proskauer Action

On February 23, 2014, Proskauer and four of its partners (the “Proskauer Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the Proskauer Plaintiffs and the Company. The Proskauer Plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by the Proskauer Plaintiffs filed motions to dismiss the action. On June 9, 2014, the Proskauer Plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014, the defendants filed motions to dismiss the Proskauer Plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the Proskauer Plaintiffs’ amended complaint in its entirety against the defendants. On March 2, 2015, the Proskauer Plaintiffs filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department. Proskauer filed its appellant’s brief on August 17, 2015. The appellees filed their response briefs on October 30, 2015 and Proskauer’s reply brief is due on November 13, 2015.

On February 21, 2014, the Bankruptcy Court declined to hear the Company’s malpractice claims against Proskauer and four of its partners that were filed on November 18, 2013 under the doctrine of permissive abstention, and on March 11, 2014, the Company re-filed its malpractice claims against such defendants in the Supreme Court. On April 11, 2014, Proskauer and four of its partners filed a motion to dismiss the malpractice action, and on September 10, 2014, the Supreme Court denied the motion to dismiss the legal malpractice claim for breach of duty of care but granted the motion to dismiss the legal malpractice claim for breach of duty of loyalty as subsumed within the duty of care claim. Proskauer and four of its partners appealed this decision to the Appellate Division of the Supreme Court, First Department and on July 2, 2015, the appellate court affirmed the Supreme Court’s denial of Proskauer’s motion to dismiss. In addition, on December 3, 2014, the Company filed a motion with the Supreme Court for partial summary judgment on whether the “joint and several” liability provisions of certain of the Company’s prior loan agreements, which are the focus of the malpractice action, are unambiguous as a matter of law. The Supreme Court denied that motion as being procedurally premature on July 24, 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2015, the Supreme Court issued a scheduling order for discovery in the Company’s malpractice action against Proskauer. Under the terms of that scheduling order, all discovery was to be completed by April 15, 2016. On October 16, 2015, the parties agreed to extend the deadline for all discovery to be completed to August 1, 2016, and the Court issued a revised scheduling order.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the adequacy of OSG’s insurance to cover its losses;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of OSG’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and OSG’s ability to compete effectively for charters with companies with greater resources;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions it may make in the future;
•	changes in demand in specialized markets in which the Company currently trades;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	refusal of certain customers to use vessels of a certain age;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in OSG’s revenues;
•	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases;
•	delays and costs overruns in construction projects;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of OSG’s vessels by maritime claimants;
•	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
•	the Company’s ability to use its net operating loss carryforwards;
•	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States;
•	changes in laws, treaties or regulations; and
•	an easing or lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag Fleet.

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

As of September 30, 2015, we owned or operated a fleet of 79 vessels aggregating 7.4 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including 17 vessels that have been chartered-in under operating leases. Our 24-vessel U.S. Flag fleet includes tankers and articulated tug barges (“ATBs”), of which 22 operate under the Jones Act and two operate internationally in the U.S. Maritime Security Program. Our 55-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers, as well as two floating storage and offloading (“FSO”) vessels and four liquefied natural gas (“LNG”) carriers operated by our international joint ventures (collectively, the “JV Vessels”). Revenues from our U.S. Flag fleet and JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters as those vessels are predominantly employed in the spot market via market-leading commercial pools. We have significantly increased the proportion of our International Flag vessels that are employed via commercial pools since January 1, 2014, resulting in a substantial increase in pool revenues and substantial decreases in voyage charter revenues and voyage expenses. We derived approximately 53% of our total time charter equivalent (“TCE”) revenues in the spot market for each of the three and nine months ended September 30, 2015 and 47% and 48% for the three and nine months ended September 2014, respectively. Revenues from our International Flag fleet constituted 54% and 52% of our total TCE revenues during the three and nine months ended September 30, 2015, respectively, and 44% and 46% for the three and nine months ended September 30, 2014, respectively. Revenues from our U.S. Flag segment constituted 46% and 48% of our total TCE revenues during the three and nine months ended September 30, 2015, respectively, and 56% and 54% for the three and nine months ended September 30, 2014, respectively.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Our Emergence from Bankruptcy

We emerged from Bankruptcy on August 5, 2014. During the period from November 14, 2012 through August 4, 2014, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Pursuant to the Equity Plan, all claims allowed by the Bankruptcy Court (other than subordinated claims) were either reinstated or paid in full in cash plus interest for the period from November 14, 2012 through the Effective Date, at either the contractual rate as provided by statute, or at the rate of 2.98% as set forth in the Equity Plan.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As part of an overall strategy to position the Company to successfully emerge from Chapter 11 with a smaller, more concentrated fleet without the need for costly systems, multiple offices and the associated expenses, we embarked on an organizational restructuring process between the Petition Date and September 2014 that notably involved (i) rejecting 25 executory contracts relating to above-market charter agreements (17 of the vessels were redelivered and 8 were renegotiated), (ii) exiting our full service International Crude Tankers Lightering business to focus only on ship-to-ship Lightering services, (iii) outsourcing the technical and commercial management of our International Flag conventional tanker fleet and (iv) deleveraging our balance sheet by using a combination of cash on hand and proceeds from two exit financing facilities and an equity offering to pay down $2,131,290 of our pre-petition debt obligations of $2,577,290 (gross of original issue discount). As of September 30, 2015 our total debt (including the Exit Financing Facilities and gross of original issue discount) was $1,560,891. We believe these actions positioned us to compete more effectively in the markets in which we operate.

The following is a discussion and analysis of our financial condition as of September 30, 2015 and results of operations for the three and nine month periods ended September 30, 2015 and 2014. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

Operations and Oil Tanker Markets:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products from which the Company earns a substantial majority of its revenues are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for oil shipments is significantly affected by the state of the global economy, levels of U.S. domestic and international production and OPEC exports. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, scrappings or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2015 at 95.0 million barrels per day (“b/d”), an increase of 1.7 million b/d, or 1.8%, over the same quarter in 2014. The increase was mainly caused by higher demand in non-OECD areas. The estimate for global oil consumption for all of 2015 is 94.4 million b/d, an increase of 1.8% over 2014. OECD demand in 2015 is estimated to increase by 1.1% to around 46.2 million b/d over 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Global oil production in the third quarter of 2015 reached 96.3 million b/d, an increase of 2.5 million b/d over the third quarter of 2014. OPEC crude oil production continued with increased production averaging 31.5 million b/d in the third quarter of 2015 up from 30.2 million b/d in the third quarter of 2014, and 31.2 million b/d in the second quarter of 2015. Non-OPEC production growth, largely driven by the U.S., increased by 1.0 million b/d in the third quarter of 2015 compared with the third quarter of 2014 to reach 58.2 million b/d. Driven by lower oil prices in 2015, oil production in the United States decreased by 0.3 million b/d in the third quarter of 2015 to 12.7 million b/d from 13.0 million b/d in the second quarter of 2015.

U.S. refinery throughput increased by about 0.3 million b/d in the third quarter compared with the comparable quarter in 2014. Crude oil imports, however, decreased by about 0.3 million b/d as local production growth more than offset the change in crude runs. Imports from OPEC countries were reduced by 0.7 million b/d.

Chinese imports of crude oil increased by 8.8% during the first nine months of 2015, averaging 6.7 million b/d. September imports were reported to be 6.8 million b/d. Growth in Chinese imports of crude oil has had a continued firming impact on VLCC rates in 2015.

During the third quarter of 2015, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 4.8 million dwt as the crude fleet increased by 3.3 million dwt, while the product carrier fleet expanded by 1.5 million dwt. Year over year, the size of the tanker fleet increased by 16.3 million dwt with VLCCs and MRs increasing by 6.7 million and 5.9 million dwt respectively.

During the third quarter of 2015, the tanker orderbook increased by 3.1 million dwt, led by crude tankers. Year over year, the total tanker orderbook gained 13.6 million dwt attributable primarily to increases in the Suezmax and VLCC fleets with smaller increases in the Aframax and Panamax orderbooks. The MR orderbook has decreased by 6.2 million dwt from a year ago.

VLCC freight rates experienced significant volatility during the third quarter of 2015, starting the quarter around $55,000 per day, then decreasing to $25,000 per day by the end of August, before increasing to near $100,000 per day by the end of the third quarter. Other crude segments followed this trend directionally, although smaller classes have not seen increases of the magnitude experienced by VLCCs. After continuing the trend of increasing TCE rates that occurred during the first six months of 2015 in the early part of the third quarter, MR earnings trended downward during the balance of the quarter.

The average monthly rate of production from the Eagle Ford formation decreased marginally in September 2015 compared with September 2014. Eagle Ford oil is transported through pipeline infrastructure to Corpus Christi, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana and Mississippi and the Philadelphia area.

As of September 30, 2015, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 10 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 76 vessels. There were three deliveries and no vessels scrapped during the third quarter of 2015. The deliveries included a 330,000 barrel Product Carrier, a 260,000 barrel ATB, and a 150,000 barrel ATB. In addition to the 76 vessels mentioned above, there are two late-1970s-built Alaskan crude tankers (Kodiak, renamed Eagle Ford and Sierra, renamed Seakay Spirit) that were sold by Exxon to competitors and redeployed into the lower-48 coastwise trade during 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The industry’s firm Jones Act orderbook as of September 30, 2015, with deliveries scheduled through the third quarter of 2017 consisted of 23 vessels (15 Product Carriers and eight large ATBs). Options for an additional four ATBs remain open.

Expectations for future TCE rates for Jones Act Product Carriers and large Articulated Tug Barges (“ATBs”) in the third quarter of 2015 were negatively impacted by uncertainty created by the sharp drop in crude oil prices that began in the fourth quarter of 2014 and what that decline, if sustained, might mean to domestic crude oil production.

Delaware Bay lightering volumes averaged 118,000 b/d in the third quarter of 2015 compared with 80,000 b/d in the third quarter of 2014. The increase resulted from Delaware Bay refineries sourcing increased amounts of crude oil from imports at the expense of North American sources via rail and U.S. Flag vessels. The increase in imports over domestic crude is a result of the lower cost differential between imported and domestic crude making imports a more attractive source.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2014. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the third quarter of 2015, income from vessel operations improved by $59,688 to $74,213 from $14,525 in the third quarter of 2014. This increase reflects the impact of a significant strengthening of TCE revenues, declining charter hire expense, and decreases in severance and technical management transition costs. Such impacts were partially offset by period-over-period increases in vessel expenses and general and administrative expense.

During the first nine months of 2015, income from vessel operations improved by $172,176 to $219,802 from $47,626 in the first nine months of 2014. This increase resulted from a significant growth in TCE revenues, lower charter hire expense, and decreases in severance, general and administrative expenses and technical management transition costs. Such impacts were partially offset by a period-over-period increase in vessel expenses.

TCE revenues increased in the third quarter of 2015 by $57,351, or 33%, to $233,588 from $176,237 in the third quarter of 2014 and by $127,995, or 23%, to $690,433 for the first nine months of 2015 from $562,438 in the corresponding period of the prior year. These increases were due to (i) a strengthening of rates in all of the International Flag sectors, most significantly in the VLCC and Handysize Product Carrier fleets and (ii) strength in the Jones Act market benefitting the U.S. Flag segment, which allowed us to renew or extend expiring time charters at higher rates during 2014 and 2015. These positive factors were partially offset by an 864 day and a 3,156 day decrease in revenue days during the three and nine months ended September 30, 2015, which was driven by (i) fewer chartered-in days in the current quarter and year-to-date periods, (ii) the Company’s reduced participation in the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014, and (iii) the sale of two VLCCs and one Panamax in December 2014, and one Handysize Product Carrier in July 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Decreases in charter hire expense in the three and nine month periods ended September 30, 2015 as compared with the three and nine month periods ended September 30, 2014 were principally the result of the redeliveries of ten vessels (eight Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters in 2014. Also contributing to the decrease was the redelivery of one additional MR upon the expiration of its time charter in March 2015.

The increase in 2015 vessel expenses resulted primarily from (i) reactivation and operating costs incurred in conjunction with the Company’s ULCC being taken out of lay-up in the first quarter of 2015 and commencing a time charter in April 2015, (ii) incremental costs relating to the redelivery of one of the Company’s Panamaxes that had previously been bareboat chartered-out, (iii) the recording of a $1,450 reserve in the three and nine months ended September 30, 2015 for an assessment by a multi-employer defined benefit pension plan covering British crew members that served onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago, (iv) the Company taking delivery of a newbuild LR2 in the second quarter of 2014, and (v) technical management fees paid to V.Ships. As discussed in further detail in Note 16, “Severance Costs,” to the accompanying condensed consolidated financial statements, the Company began transferring management of 46 of its International Flag conventional tankers to V.Ships in March 2014 and completed the 46 vessel transfers by September of 2014. Three of the transferred vessels were subsequently sold during the fourth quarter of 2014, and another was sold in July 2015. With the reactivation of the ULCC and Panamax bareboat charter out redelivery, there were 44 vessels under V.Ships’ technical management as of September 30, 2015. Vessel operating expenses in the first nine months of 2015 included approximately $5,000 in technical management fees, compared with approximately $2,400 in the first nine months of 2014. These increases in vessel expense were more than offset by a decrease in general and administrative expenses.

See Note 6, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes and reorganization items, as reported in the condensed consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Crude Tankers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
TCE revenues	$76,222	$49,443	$220,012	$177,059
Vessel expenses	(22,393)	(19,527)	(63,598)	(61,764)
Charter hire expenses	(2,067)	(3,654)	(5,187)	(26,644)
Depreciation and amortization	(12,817)	(14,305)	(37,982)	(42,902)
Income from vessel operations (a)	$38,945	$11,957	$113,245	$45,749
Average daily TCE rate	$37,622	$17,811	$36,044	$19,228
Average number of owned vessels (b)	24.0	27.9	24.0	28.3
Average number of vessels chartered-in under operating leases	0.1	3.4	0.1	7.2
Number of revenue days(c)	2,026	2,776	6,104	9,208
Number of ship-operating days:(d)
Owned vessels	2,208	2,568	6,552	7,716
Vessels bareboat chartered-in under operating leases	-	36	-	217
Vessels time chartered-in under operating leases	-	272	-	1,499
Vessels spot chartered-in under operating leases	14	-	14	246

(a)	Income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2015 and 2014, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCC
Average rate	$-	$39,000	$-	$-
Revenue days	-	92	-	-
VLCCs:*
Average rate	$57,642	$-	$19,778	$-
Revenue days	648	-	898	-
Aframaxes:**
Average rate	$35,521	$-	$19,780	$-
Revenue days	564	-	913	-
Panamaxes:
Average rate	$22,652	$15,522	$21,012	$12,062
Revenue days	347	362	355	459

Nine Months Ended September 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCC
Average rate	$-	$39,000	$-	$-
Revenue days	-	183	-	-
VLCCs:*
Average rate	$52,477	$-	$22,617	$16,748
Revenue days	1,972	-	2,692	10
Suezmaxes:
Average rate	$-	$-	$15,603	$-
Revenue days	-	-	38	-
Aframaxes: **
Average rate	$33,699	$-	$20,264	$-
Revenue days	1,814	-	3,006	-
Panamaxes:
Average rate	$26,200	$14,915	$22,255	$11,964
Revenue days	1,049	1,069	1,077	1,321

*	The 2014 average rates reported in the above tables represent VLCCs under 15 years of age. The average spot TCE rates earned by the Company's VLCCs on an overall basis during the three and nine months ended September 30, 2014 were $19,730 and $21,556, respectively.

**	The 2015 average rates reported for Aframaxes exclude TCE revenue from the Company's International Flag Lightering business. The average rates and related days previously reported in 2014 have been adjusted to exclude the Company's International Flag Lightering business for comparative purposes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the third quarter of 2015, TCE revenues for the International Crude Tankers segment increased by $26,779, or 54%, to $76,222 from $49,443 in the third quarter of 2014. This increase resulted from a strengthening in average daily rates across all fleets in the segment, with the substantial increase in rates in the VLCC sector being the primary driver of the revenue growth. Further contributing to the increase was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015. Partially offsetting the stronger rates was a 750-day decrease in revenue days. The decrease in revenue days reflects a contraction in the International Crude Tankers Lightering fleet associated with reductions in the Company’s full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014 and an increase in drydock repair days of 159. Such reduction included the September 2014 sale of a 1994-built Aframax that had been utilized in the International Flag Lightering business. Also contributing to the decrease in revenue days were 242 fewer chartered-in days in the Aframax fleet, as well as the Company’s sale of a 1996-built VLCC, a 1997-built VLCC and a 2004-built Panamax in December 2014.

Vessel expenses increased by $2,866 to $22,393 in the third quarter of 2015 from $19,527 in the third quarter of 2014. The change in vessel expense reflects a reserve of $1,450 recorded in the third quarter of 2015 for an assessment by the Merchant Navy Ratings Pension Fund (“MNRPF”). The MNRPF is a multi-employer defined benefit pension plan covering British crew members that served onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as OSG that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. Also contributing to the variance in vessel expenses were increases in expenses associated with the reactivation of the ULCC in the first quarter of 2015, and one of the Company’s Panamaxes that had previously been bareboat chartered-out. Such increases were partially offset by a 396-day decrease in owned and bareboat chartered-in vessels resulting from the fleet changes noted above. Charter hire expenses decreased by $1,587 to $2,067 in the third quarter of 2015 from $3,654 in the third quarter of 2014, resulting from a decrease of 294 chartered-in days in the current period, driven by the return of vessels discussed above. The only vessels in the segment chartered-in by the Company during the third quarter of 2015 were workboats employed in the International Flag Lightering business. Depreciation expense decreased by $1,488 to $12,817 in the current quarter from $14,305 in the third quarter of 2014, reflecting the 2014 vessel sales noted above.

During the first nine months of 2015, TCE revenues for the International Crude Tankers segment increased by $42,953, or 24%, to $220,012 from $177,059 in the first nine months of 2014 as a result of higher average blended rates across all fleets in the segment, with the increased rates in the VLCC sector being especially significant. These increases in rates were partially offset by a 3,104-day decrease in revenue days. The decrease in revenue days reflects the decreases in fleet levels discussed above, as well as the March 2014 sale of one 1994-built Aframax that had been employed in the International Flag Lightering business and an increase in drydock and repair days of 254.

Vessel expenses increased by $1,834 to $63,598 in the first nine months of 2015 from $61,764 in the first nine months of 2014. The change in vessel expenses is primarily due to the same factors cited with respect to the quarter-over-quarter change noted above. Charter hire expenses decreased by $21,457 to $5,187 in the first nine months of 2015 from $26,644 in the first nine months of 2014, primarily resulting from a decrease of 1,948 chartered-in days in the current period, driven by the return of the vessels discussed above. Depreciation expense decreased by $4,920 to $37,982 in the first nine months of 2015 from $42,902 in the first nine months of 2014, as a result of the vessel sales discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Excluding depreciation and amortization expenses, operating results for the International Crude Tankers Lightering business for the first nine months of 2015 were approximately $4,013 lower than the prior year’s period. Weaker results reflect, in part, reductions in the size of the Lightering business’ owned and chartered-in fleet due to the reduction in full service Lightering activities.

International Product Carriers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
TCE revenues	$49,980	$28,812	$135,863	$82,342
Vessel expenses	(13,443)	(14,159)	(41,729)	(40,004)
Charter hire expenses	(6,779)	(8,051)	(21,249)	(25,548)
Depreciation and amortization	(7,306)	(6,942)	(21,206)	(19,808)
Income/(loss) from vessel operations	$22,452	$(340)	$51,679	$(3,018)
Average daily TCE rate	$22,105	$12,116	$19,426	$11,744
Average number of owned vessels	18.3	18.7	18.8	18.3
Average number of vessels chartered-in under operating leases	7.0	7.9	7.3	8.4
Number of revenue days	2,261	2,379	6,994	7,012
Number of ship-operating days:
Owned vessels	1,687	1,724	5,126	4,982
Vessels bareboat chartered-in under operating leases	276	276	819	819
Vessels time chartered-in under operating leases	368	452	1,166	1,476

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2015 and 2014, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$48,062	$-	$7,649	$-
Revenue days	92	-	56	-
Panamax Product Carriers:
Average rate	$23,959	$21,030	$21,804	$13,970
Revenue days	92	243	92	268
Handysize Product Carriers:
Average rate	$22,258	$5,294	$11,814	$-
Revenue days	1,742	92	1,963	-

Nine Months Ended September 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$33,592	$-	$7,649	$-
Revenue days	273	-	56	-
Panamax Product Carriers:
Average rate	$27,614	$17,438	$27,770	$13,684
Revenue days	273	786	282	789
Handysize Product Carriers:
Average rate	$19,837	$7,454	$11,029	$9,036
Revenue days	5,311	350	5,384	499

During the third quarter of 2015, TCE revenues for the International Product Carriers segment increased by $21,168, or 73%, to $49,980 from $28,812 in the third quarter of 2014. This increase in TCE revenues resulted primarily from significant period-over-period increases in average daily blended rates earned by the Handysize Product Carrier fleet. Also contributing to the increased TCE revenues was the delivery of a newbuild LR2 in July 2014.

International Product Carriers segment vessel expenses decreased by $716 to $13,443 in the third quarter of 2015 from $14,159 in the third quarter of 2014. Such variance reflects a decrease of average daily vessel expenses by $233 per day, which primarily related to lower damage repair costs, along with a decrease of 37 owned and bareboat chartered-in days which reflected the sale of a 1998-built Handysize Product Carrier in July 2015. Charter hire expenses decreased by $1,272 to $6,779 in the third quarter of 2015 from $8,051 in the third quarter of 2014 reflecting 84 fewer chartered-in days in the Handysize Product Carrier fleet, as vessels were returned to their owners at the expiry of their charters. Depreciation and amortization increased by $364 to $7,306 in the third quarter of 2015 from $6,942 in the third quarter of 2014, principally due to the LR2 delivery discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first nine months of 2015, TCE revenues for the International Product Carriers segment increased by $53,521, or 65%, to $135,863 from $82,342 in the first nine months of 2014. This increase resulted primarily from a significant increase in average daily blended rates earned by the Handysize Product Carriers, along with the LR2 delivery noted above.

Vessel expenses increased by $1,725 to $41,729 in the first nine months of 2015 from $40,004 in the first nine months of 2014. This change is primarily attributable to the LR2 delivery noted above. Charter hire expenses decreased by $4,299 to $21,249 in the first nine months of 2015 from $25,548 in the first nine months of 2014 primarily due to the charter expiries referred to above. Depreciation and amortization increased by $1,398 to $21,206 in the first nine months of 2015 from $19,808 in the first nine months of 2014, as a result of the LR2 delivery discussed above.

U.S. Flag
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
TCE revenues	$107,381	$97,972	$334,499	$303,007
Vessel expenses	(35,409)	(34,350)	(103,422)	(99,947)
Charter hire expenses	(23,147)	(22,945)	(68,582)	(67,930)
Depreciation and amortization	(18,339)	(16,133)	(53,545)	(49,033)
Income from vessel operations	$30,486	$24,544	$108,950	$86,097
Average daily TCE rate	$52,407	$47,868	$53,830	$48,503
Average number of owned vessels	14.0	14.0	14.0	14.0
Average number of vessels chartered in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,050	2,046	6,214	6,247
Number of ship-operating days:
Owned vessels	1,288	1,288	3,822	3,822
Vessels bareboat chartered-in under operating leases	920	920	2,730	2,730

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2015 and 2014, between spot and fixed earnings and the related revenue days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$63,754	$-	$58,705
Revenue days	-	1,054	-	1,035
Non-Jones Act Handysize Product Carriers:
Average rate	$26,220	$15,761	$12,014	$12,895
Revenue days	60	124	141	43
ATBs:
Average rate	$-	$39,844	$-	$34,557
Revenue days	-	649	-	640
Lightering:
Average rate	$65,020	$-	$67,654	$-
Revenue days	163	-	187	-

Nine Months Ended September 30,
	2015		2014
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$64,403	$-	$57,976
Revenue days	-	3,178	-	3,102
Non-Jones Act Handysize Product Carriers:
Average rate	$27,484	$15,756	$27,415	$13,929
Revenue days	389	126	503	43
ATBs:
Average rate	$-	$38,732	$-	$34,585
Revenue days	-	2,036	-	2,053
Lightering:
Average rate	$77,798	$-	$70,154	$-
Revenue days	486	-	546	-

During the third quarter of 2015, TCE revenues for the U.S. Flag segment increased by $9,409, or 10%, to $107,381 from $97,972 in the third quarter of 2014. During the first nine months of 2015, TCE revenues for the U.S. Flag segment increased by $31,492, or 10%, to $334,499 from $303,007 in the first nine months of 2014. These increases reflect strength in the Jones Act market, which allowed the Company’s Jones Act Handysize Product Carriers and ATBs to achieve higher rates on new time charters upon the expiry of prior time charters in 2014 and 2015. Also contributing to the increase was the June 2015 commencement of a ten-year time charter out entered into by one of the Company’s Jones Act Product Carriers that had been converted into a shuttle carrier.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

U.S. Flag depreciation expense increased by $2,206 to $18,339 from $16,133 in the third quarter of 2014, and by $4,512 to $53,545 from $49,033 in the first nine months of 2014. Such increases reflect the amortization of costs incurred in 2014 to convert the conventional Jones Act Handysize Product Carrier referred to above into a shuttle carrier and the impact on amortization of drydock costs incurred during 2015, which were approximately $10,000 higher than drydock costs incurred during 2014 as more vessels were drydocked in 2015.

Two of our reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company is scheduled to receive $3.1 million per year for each vessel from 2015 through 2018, $3.5 million from 2019 through 2021, and $3.7 million from 2022 through 2025.

As discussed in Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements, effective October 1, 2015, the useful lives of certain of the Company’s rebuilt Jones Act ATB’s will be adjusted to end at the date of their next special survey. This reduction in useful lives is expected to increase depreciation expense by approximately $3,390 per quarter, or $13,560 per year, subsequent thereto for the U.S. Flag segment.

General and Administrative Expenses

During the third quarter of 2015, general and administrative expenses increased by $2,257 to $21,376 from $19,119 in the third quarter of 2014 principally due to the following:

•	An increase of $4,073 in legal, consulting fees and accounting fees principally due to the expensing of $3,082 of costs incurred in connection with a proposed registration statement filed on June 26, 2015, for an offering of our Class A common stock, which was not deemed probable as of September 30, 2015. These costs were previously deferred by the Company;
•	An increase of $1,403 in share based compensation expense related to awards for which the measurement date was in June 2015; and
•	An increase of $640 relating to a new retention bonus plan approved by the Board of Directors in December 2014. Awards under the retention bonus plan will be paid in a lump sum following completion of the retention period in December 2016.

These increases were partially offset by a decrease of $3,120 in employee compensation and benefits relating to (i) the outsourcing of the technical management and certain aspects of commercial management and crew management of the International Flag fleet and (ii) costs recognized in 2014 related to retention bonus programs put into place as a result of the Company’s bankruptcy filing, and a decrease in liability insurance costs of $2,157 compared with the prior period, principally related to the acceleration of directors and officers’ liability insurance costs, since the then-existing coverage ended upon the Company’s emergence from bankruptcy in August 2014, and a one-time premium paid for runoff coverage for the former directors and officers of the Company.

For the nine months ended September 30, 2015, general and administrative expenses decreased by $4,900 to $58,129 from $63,029 for the same period in 2014 principally due to the following:

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	a net decrease of $10,922 in employee compensation and benefits relating to (i) the outsourcing of the technical management and certain aspects of commercial management and crew management of the International Flag fleet, and (ii) costs recognized in 2014 related to retention bonus programs put into place as a result of the Company’s bankruptcy filing. This net decrease in employee compensation and benefits was offset by 2015 period costs totaling $1,919 relating to the new retention bonus plan noted above and an increase in share based compensation expense of $1,870;
•	a decrease in liability insurance of $3,028 principally related to the directors and officers liability insurance costs discussed above; and
•	a decrease in rent and facility related expenses and travel and entertainment expenses of $1,254.

These decreases were partially offset by the write-off of $3,082 of costs incurred in connection with a registration statement for a proposed offering of our Class A common stock and higher legal, consulting and accounting fees of $6,183 incurred in the period subsequent to the Company’s emergence from bankruptcy.

Equity in Income of Affiliated Companies:

During the third quarter of 2015, equity in income of affiliated companies decreased marginally by $335 to $10,978 from $11,313 in the third quarter of 2014.

During the first nine months of 2015, equity in income of affiliated companies increased by $5,776 to $35,220 from $29,444 in the nine months ended September 30, 2014. This increase was principally attributable to an increase in revenue earned by the LNG joint venture as a result of a 40-day reduction in offhire days during the nine months ended September 30, 2015 compared with the corresponding period in 2014, which reflected repairs to one of the joint venture’s vessels that was involved in a collision in late December 2013. Also contributing to the improvement in the LNG joint venture results was a $2,200 reimbursement received from the joint venture’s charterer for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts. In addition, there were increased earnings generated by the FSO joint venture, reflecting in part, scheduled increases in charter out rates combined with lower vessel operating expenses.

Additionally, the Company has a 37.5% interest in ATC, a company that operates U.S. Flag tankers to transport Alaskan crude oil for BP. ATC earns additional income (in the form of incentive hire paid by BP) based on meeting certain predetermined performance standards. Such income is included in the U.S. Flag segment. Prior to 2015, such incentive hire was earned and recognized on a quarterly basis in accordance with the underlying agreement. Effective for 2015 and future periods, incentive hire is earned annually and therefore not recognized until the end of the year.

The following tables summarize OSG’s proportionate share of the revenue days for the respective vessels held in its vessel owning equity method investments, excluding ATC. Revenue days are adjusted for OSG’s percentage ownership in order to state the revenue days on a basis comparable to that of a wholly-owned vessel. The ownership percentages reflected below are the Company’s actual ownership percentages as of September 30, 2015 and 2014.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended September 30,
	2015		2014
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	184	49.9%	184	49.9%
FSOs operating on long-term charter	92	50.0%	92	50.0%
	276		276

Nine Months Ended September 30,
	2015		2014
	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	545	49.9%	525	49.9%
FSOs operating on long-term charter	273	50.0%	273	50.0%
	818		798

Interest Expense:

Interest expense was $29,191 and $86,691 for the three and nine months ended September 30, 2015, respectively, compared with $29,111 and $203,745 for the three and nine month periods ended September 30, 2014. Interest expense for the three and nine month periods ended September 30, 2015 reflects interest expense, including administrative and other fees, of $8,636 and $26,460, respectively, associated with the Company’s reinstated Unsecured Senior Notes and $20,350 and $59,982, respectively, relating to the Exit Financing Facilities. Interest expense for the three and nine month periods ended September 30, 2014 reflects contractual post-petition interest for the period from the Petition Date through August 5, 2014 relating to the Company’s loan agreements and certain executory contracts and is therefore not comparable to the 2015 periods.

Income Taxes:

For the three months ended September 30, 2015 and 2014, the Company recorded income tax benefits of $120,737 and $63,544, respectively, which represents an effective tax rate of (229)% and 120%, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded income tax benefits of $114,548 and $112,629, respectively, which represents effective tax rate of (72)% and 39%, respectively. The decrease in the effective tax rate for the 2015 periods was substantially due to the Pre-Filing Agreement with the IRS and a change in the mix of U.S. versus foreign income, offset in part by a tax expense attributable to the cumulative excess of the Company’s investment in OIN for financial reporting purposes over the tax basis of such investment as of September 30, 2015. The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax in the Marshall Islands.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In January 2015, the Company requested that the Internal Revenue Service (“IRS”) review under its Pre-Filing Agreement Program the deductibility of certain payments made by OSG in 2014, in the aggregate amount of $477,835, in its capacity as guarantor of the obligations of subsidiaries of OIN, a wholly-owned subsidiary of the Company, under certain loan agreements. In connection with these payments, the Company established an unrecognized tax benefit equal to the full amount of such benefits, or $179,151. On September 4, 2015, the Company received an executed closing agreement from the IRS, which allowed a deduction of $424,523.  As a result of the closing agreement, the Company has recorded an income tax benefit of $150,073 and reduced its unrecognized tax benefits by $179,151 during the three months ended September 30, 2015.

As of September 30, 2015, management does not believe that it can make an assertion that OSG’s investment in OIN is essentially permanent in duration, which would be required in order to avoid recognition of a tax liability on that difference. Accordingly, the Company has recognized a deferred tax liability and tax provision of $30,997 for the three and nine months ended September 30, 2015 on the accumulated and current year undistributed earnings of its foreign operations, aggregating approximately $88,113. If management maintains this position in future periods, that is, does not make an assertion that OSG’s investment in OIN is essentially permanent in duration, then the Company will be required to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during such period at the statutory tax rate.

On October 16, 2015, the Company filed a claim with the IRS for a refund in the amount of $54,940, to carryback the 2014 net operating loss for tax purposes to fiscal years 2012 and 2013. This amount has been reflected as an income tax recoverable on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. The Company anticipates receipt of the refund during the fourth quarter of 2015.

As of September 30, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $392,000, which are available to reduce future taxes, if any. The federal net operating loss carryforwards expire in 2034. The amount of net operating loss carryforwards reflected in this paragraph are presented on a tax return basis and differ from the amounts reflected in the balance sheet which are reflected net of unrecognized tax benefits.

In connection with the emergence from bankruptcy, under applicable U.S. tax regulations, the Company underwent an ownership change. As a result, there is an annual limitation on the use of pre-ownership change net operating losses, tax credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the Company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. The Company does not believe that the limitations imposed will impact its ability to utilize pre-ownership change net operating losses before the carryforward period expires.

The Company generally is not subject to examination by U.S. federal tax authorities for years before 2013.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income/(loss)	$173,354	$10,614	$274,693	$(178,803)
Income tax benefit	(120,737)	(63,544)	(114,548)	(112,629)
Interest expense	29,191	29,111	86,691	203,745
Depreciation and amortization	38,743	38,063	113,731	113,393
EBITDA	120,551	14,244	360,567	25,706
Technical management transition costs	-	854	40	2,686
Severance and relocation costs	-	3,713	5	18,360
Gain on disposal of vessels and other property	(3,185)	(2,753)	(4,258)	(4,234)
Loss on repurchase of debt	2,051	-	2,039	-
Write-off of registration statement costs	3,082	-	3,493	-
Reorganization items, net	1,420	49,756	6,344	165,135
Adjusted EBITDA	$123,919	$65,814	$368,230	$207,653

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital:

Working capital at September 30, 2015 was approximately $664,000 compared with $528,000 at December 31, 2014. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at September 30, 2015 and December 31, 2014 reflects the Company’s emergence from bankruptcy with sufficient cash to settle allowed claims and fund ongoing working capital needs. The Company’s total cash (including restricted cash) increased by approximately $142,000 during the nine months ended September 30, 2015.

We generate significant cash flows through our complementary mix of time charters and international spot rate exposure. Our contracted revenues, coupled with the spot rate exposure of our International Flag fleet, provide us with a significant opportunity to further strengthen our balance sheet. Net cash provided by operating activities in the nine months ended September 30, 2015 was $211,535, which is not necessarily indicative of the cash to be provided by operating activities for the year ending December 31, 2015. As of September 30, 2015, we had total debt outstanding (net of original issue discount) of $1,558,714 and a total debt to total capitalization of 50%. Our debt profile reflects minimal scheduled amortization requirements before 2018. As of September 30, 2015, we had total liquidity on a consolidated basis of $779,583, comprised of $654,583 of cash (including $26,568 of restricted cash) and $125,000 of undrawn revolver capacity. Approximately 40% of cash on hand at September 30, 2015, including restricted cash, is held by the Company’s foreign subsidiaries.

Management has designated cash reserves of $17,579 as of September 30, 2015 to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims, and other bankruptcy related costs related to the Company’s emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims and other bankruptcy related costs and changes in management’s estimates of future funding requirements. As a result of management’s periodic review of its estimates of future funding requirements, approximately $16,370 of previously restricted cash was released into unrestricted operating funds during the nine months ended September 30, 2015. Additionally, restricted cash as of September 30, 2015 includes approximately $8,989 of legally restricted cash relating to the OIN Facilities. The OIN Facilities stipulate that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the OIN Facilities. It is management’s intent to reinvest the proceeds from the sale of a 1998-built International Flag Handysize Product Carrier through acquisitions of vessel assets as part of the overall business strategy of modernizing the Company’s fleet.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared any dividends since the third quarter of 2011. The ability of OBS and OIN to pay cash dividends to the Parent Company is restricted under both the OBS Term Loan and OIN Facilities. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant. In addition, the Board has approved a stock repurchase plan, as described in more detail below.

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

During the nine months ended September 30, 2015, the Company repurchased and retired an aggregate principal amount of $101,092 of its Unsecured Senior Notes, as follows:

Principal Amount
Senior Note Series	Repurchased
8.125% notes due 2018	$61,849
7.50% Election 1 notes due 2021	3,000
7.50% Election 2 notes due 2021	36,143
7.50% notes due 2024	100
Total	$101,092

The aggregate net loss of $2,051 and $2,039 realized on these transactions during the three and nine months ended September 30, 2015, respectively, is included in other (expense)/ income in the accompanying condensed consolidated statements of operations. The Company in the future may purchase additional outstanding Unsecured Senior Notes from time to time.

On June 26, 2015, we filed Amendment No. 1 to a Registration Statement on Form S-1 with the Securities and Exchange Commission for an offering of our Class A common stock. The determination of the timing of any such offering was deemed by management and the Company’s Board to be uncertain as of September 30, 2015. Accordingly, the Company expensed $3,082 of previously deferred offering costs in the third quarter of 2015. These expenses are included in general and administrative expenses for the three and nine months ended September 30, 2015 in the accompanying condensed consolidated statement of operations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Outlook

We believe the actions we have taken to improve our liquidity position including (i) deleveraging our balance sheet by using cash on hand and proceeds from drawdowns on our Exit Financing Facilities and issuance of equity under the Rights Offering and Equity Commitment Agreement to settle our allowed pre-petition debt and other claim liabilities, (ii) exiting the full service International Crude Tankers Lightering business, (iii) selling certain of our older vessels (specifically two International Flag Aframaxes, which had been employed in Lightering operations, two VLCCs and one Panamax, all of which operated in our International Crude Tankers segment and one International Flag Handysize Product Carrier), (iv) completing our newbuild program with the delivery of the Overseas Shenandoah in July 2014, and (v) reducing our overhead costs through the outsourcing of the technical and commercial management of our International Flag conventional fleet, have positioned us to generate sufficient cash to support our operations over the next twelve months as well as increasing our flexibility to actively pursue fleet renewal or growth opportunities that may arise within the diverse sectors in which we operate.

At our annual meeting of stockholders held on June 9, 2015, our stockholders approved an amendment to our amended and restated certification of incorporation to reflect a reverse split of Class A common stock and Class B common stock at one of three ratios, 1-for-4, 1-for-5 or 1-for-6, and a corresponding reduction in the number of authorized shares. Our stockholders further authorized the Board of Directors to determine both the timing of and the ratio at which the reverse split would be effected and to file an appropriate amendment to our Certification of Incorporation.

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over the next 24 months, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of September 30, 2015, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $791,763 of which $687,562 was nonrecourse to the Company.

As of September 30, 2015, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $56,928 and the carrying amount of the liability related to this guarantee was $0. See Note 8, “Equity Method Investments,” to the accompanying condensed consolidated financial statements for additional information.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2015 follows:

	Balance of					Beyond
	2015	2016	2017	2018	2019	2019	Total
Long-term debt(1)
Unsecured senior notes - fixed rate	$-	$27,357	$27,357	$255,833	$8,007	$118,921	$437,475
OBS term loan - floating rate	9,509	85,096	34,645	34,324	547,806	-	711,380
OIN term loan - floating rate	10,703	42,384	41,919	41,553	626,225	-	762,784
Operating lease obligations(2)
Bareboat Charter-ins	24,977	99,038	98,219	93,200	111,819	50,300	477,553
Time Charter-ins	6,374	1,585	-	-	-	-	7,959

Total	$51,563	$255,460	$202,140	$424,910	$1,293,857	$169,221	$2,397,151

1.	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $344,908 as of September 30, 2015 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 4.25% and 4.75%, respectively. Amount shown for the OBS Term Loan for 2016 includes an estimated mandatory prepayment of $49,000 as a result of estimated Excess Cash Flow for the year ended December 31, 2015. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flow for the six month period ended December 31, 2015. Amounts shown for the OBS Term Loan and OIN Term Loan for years subsequent to 2016 exclude any estimated repayment as a result of Excess Cash Flow.

2.	As of September 30, 2015, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

At September 30, 2015 and December 31, 2014, OBS and OIN were party to two separate Interest Rate Cap agreements each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, the Human Resources and Compensation Committee and the Corporate Governance and Risk Assessment Committee of the Board of Directors. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Quarterly Report on Form 10-Q.

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 17, “Contingencies,” to the condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.        Risk Factors

Please refer to the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-203844), filed on June 26, 2015, for a discussion of risks related to the Company’s industry and operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

See Note 12, “Capital Stock and Stock Compensation,” to the condensed consolidated financial statements for a description of Class A and Class B warrants exercised in exchange for Class A and Class B common stock, which is incorporated by reference in this Part II, Item 2.

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200 million worth of shares of the Company’s Class A common stock from time to time over the next 24 months, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

See Exhibit Index on page 73.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 9, 2015	/s/ Ian T. Blackley
Ian T. Blackley
Chief Executive Officer

Date: November 9, 2015	/s/ Rick F. Oricchio
Rick F. Oricchio
Chief Financial Officer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Letter Agreement dated August 31, 2015 between the Registrant and a former director.

10.2	Letter Agreement dated August 31, 2015 between the Registrant and a former director.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

NOTE:	Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

Page 73