Form 10-K
period 2015-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2016-03-01
CIK 75208

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2637623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1301 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-953-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (par value $0.01 per share) Class B Common Stock (par value $0.01 per share)	NYSE MKT LLC NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $521,716,000, based on the closing price of $3.50 per share of Class B common stock on the NYSE MKT exchange on that date and based on the price of $3.35 per share of Class A common stock for a privately negotiated trade between third parties on June 22, 2015, the closest date to June 30, 2015 for which the registrant has price information. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 24, 2016: Class A common stock, par value $0.01 –364,860,858 shares; Class B common stock, par value $0.01 –7,440,478 shares. Excluded from these amounts are penny warrants for the purchase of 205,259,816 shares of Class A common stock and 479,341 shares of Class B common stock, which were outstanding as of February 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;

 i

•	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of OSG’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and OSG’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	changes in demand in specialized markets in which the Company currently trades;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	refusal of certain customers to use vessels of a certain age;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in OSG’s revenues;
•	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of OSG’s vessels by maritime claimants;
•	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
•	the Company’s ability to use its net operating loss carryforwards;
•	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States;
•	changes in laws, treaties or regulations; and
•	the lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag Fleet.

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

The Company presents three non-GAAP financial measures: time charter equivalent revenues, EBITDA and Adjusted EBITDA. Time charter equivalent revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents operating earnings before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance.

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

b/d—Barrels per day.

CERCLA—CERCLA is the abbreviation for the U.S. Comprehensive Environmental Response, Compensation, and Liability Act.

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

Commercial Management Agreements or CMA — A contract under which the commercial management of a vessel is outsourced to a third-party service provider.

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

Exclusive Economic Zone—An area that extends up to 200 nautical miles beyond the territorial sea of a state’s coastline (land at lowest tide) over which the state has sovereign rights for the purpose of exploring, exploiting, conserving and managing natural resources.

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

International Energy Agency or IEA — An intergovernmental organization established in the framework of the Organization for Economic Co-operation and Development in 1974. Among other things, the IEA provides research, statistics, analysis and recommendations relating to energy.

International Maritime Organization or IMO—An agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL.

International Flag conventional tanker fleet—Our International Flag vessels excluding our FSO service vessels.

International Flag—International law requires that every merchant vessel be registered in a country. International Flag refers to those vessels that are registered under a flag other that of the United States.

International Flag fleet—Our International Flag vessels together with our joint venture vessels.

International Flag vessel—A vessel that is registered under a flag other than that of the United States.

Jones Act—U.S. law that applies to port-to-port shipments within the continental U.S. and between the continental U.S. and Hawaii, Alaska, Puerto Rico, and Guam, and restricts such shipments to U.S. Flag Vessels that are built in the United States and that are owned by a U.S. company that is more than 75% owned and controlled by U.S. citizens, set forth in 46 U.S.C. sections 50501 and 55101.

Jones Act Fleet—A fleet comprised of vessels that comply with the Jones Act regulations.

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

LR2—A coated Aframax tanker.

MarAd—The Maritime Administration of the U.S. Department of Transportation.

Maritime Security Program or MSP—The U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. These vessels are required to trade outside the United States but are eligible for government sponsored business. Under the MSP, participants receive an annual fee in exchange for a guarantee that the vessels will be made available to the U.S. government in the event of war or national emergency.

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

MSP vessels—U.S. Flag vessels that participate in the Maritime Security Program.

OECD—Organization for Economic Cooperation and Development is a group of developed countries in North America, Europe and Asia.

OPA 90—OPA 90 is the abbreviation for the U.S. Oil Pollution Act of 1990.

OPEC—Organization of Petroleum Exporting Countries, which is an international organization established to coordinate and unify the petroleum policies of its members.

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

Technical Management or technically managed—The management of the operation of a vessel, including physically maintaining the vessel, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging necessary insurance coverage.

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

Ton-mile demand—A calculation that multiplies the average distance of each route a tanker travels by the volume of cargo moved. The greater the increase in long haul movement compared with shorter haul movements, the higher the increase in ton-mile demand.

ULCC—ULCC is an abbreviation for Ultra Large Crude Carrier, a crude oil tanker of more than 350,000 deadweight tons. ULCCs can transport three million barrels of crude oil and are mainly used on the same long haul routes as VLCCs or for storage.

 v

U.S. Flag fleet — Our Jones Act Fleet together with our MSP vessels.

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

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and petroleum products in the International Flag and U.S. Flag trades. The Company manages the operations of its International Flag and U.S. Flag fleets through its wholly owned subsidiaries OSG International, Inc. (“OIN”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York corporation, respectively. At December 31, 2015, the Company owned or operated a fleet of 79 vessels (totaling an aggregate of 7.4 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”) of which 55 vessels operated in the International Flag market and 24 operated in the U.S. Flag market. The Marshall Islands is the principal flag of registry of the Company’s International Flag vessels. Additional information about the Company’s fleet, including its ownership profile, is set forth under “— Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

The Company’s vessel operations are organized into two strategic business units and focused on broad market segments: International Flag, including crude oil and refined petroleum products, and U.S. Flag. Our 55-vessel International Flag fleet consists of ULCC, VLCC, Aframax, and Panamax crude tankers, as well as LR1, LR2 and MR product carriers. The U.S. Flag unit manages the Company’s 24-vessel U.S. Flag fleet. Through joint venture partnerships, the Company also has ownership interests in four LNG carriers and two floating storage and offloading (“FSO”) service vessels, which are included in the International Flag fleet.

OSG generally charters its vessels to customers either for specific voyages at spot rates or for specific periods of time at fixed daily amounts through Time Charters or Bareboat Charters. Spot market rates are highly volatile, while Time Charter and Bareboat Charter rates provide more predictable streams of time charter equivalent (“TCE”) revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “Fleet Operations—Commercial Management” below.

Strategy

Our primary objective is to maximize shareholder value by generating strong cash flows through the combination of contracted time charter revenues with the higher returns available from time to time in the spot market and from our participation in commercial pools; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; entering into value-creating transactions; and evaluating strategic alternatives that may result in a separation of our U.S. Flag and international businesses. The key elements of our strategy are:

Generate strong cash flows by capitalizing on our leading Jones Act market position, complementary time charter and spot market exposures, and long-standing customer relationships.

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the U.S. and International Flag markets. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades, and our International Flag fleet maintains one of the largest global footprints in the tanker market. Our market position allows us to maintain our long-standing relationships with many of the largest energy companies, which in some cases date back for more than 20 years. We will continue to pursue an overall chartering strategy which blends medium-term time charters that provide stable cash flows covering a majority of our fixed costs with spot rate exposure that provides us with higher returns when the more volatile spot market is stronger.

•	Generate stable cash flows through time charters.

We seek to employ our U.S. Flag vessels on medium-term time charters to maintain consistent and stable cash flows. The majority of our U.S. Flag vessels are employed on time charters or fixed price/fixed volume COAs. We also expect to continue to benefit from the strong cash flows provided by our JV ownership interests in two FSO vessels and four LNG Carriers. Additionally, the prevailing contango in crude oil pricing (when the future price of oil exceeds the current price of oil, encouraging the temporary storage of crude oil at sea) enabled us to place our ULCC, the Overseas Laura Lynn (the former TI Oceania), on an 11-month storage charter commencing April 2015. This charter and several of our Panamax time charter arrangements have recently been extended for another 12 to 18 months at higher daily rates. We may seek to place other tonnage on time charters, for storage or transport, when we can do so at attractive rates.

1	Overseas Shipholding Group, Inc.

•	Significantly enhance cash flows through spot market exposure and participation in commercial pools.

We expect to continue to deploy the majority of our International Flag fleet on a spot rate basis to benefit from market volatility and what we believe are the traditionally higher returns the spot market offers compared with time charters. We believe this strategy presently offers significant upside exposure to the spot market and an opportunity to capture enhanced profit margins at times when vessel demand exceeds supply. We also anticipate continuing to use commercial pools as our principal means of participation in the spot market. We currently participate in six commercial pools — Tankers International (“TI”), Sigma Tankers (‘‘SIGMA’’), Handytankers (‘‘HDT’’), Panamax International (“PI”), Clean Products Tankers Alliance (‘‘CPTA’’) and Navig8 Tankers – Alpha8 (“Navig8”) — each selected for specific expertise in its respective market. Our continued participation in these pools allows us to benefit from economies of scale and higher vessel utilization rates, resulting in TCE revenues that exceed those we believe could be achieved operating those vessels outside of a commercial pool.

Actively manage our fleet to maximize return on capital over market cycles.

We plan to actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions as part of our effort to achieve above-market returns on capital for our vessel assets. Using our commercial, financial and operational expertise, we plan to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or existing newbuild contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to engage in opportunistic dispositions where we can achieve attractive values for our vessels relative to their anticipated future earnings from operations as we assess the market cycle. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of U.S. Flag and International Flag crude oil and refined product vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class and in either the international or Jones Act market.

Maintain a strong and flexible financial profile.

As of December 31, 2015, we had total liquidity on a consolidated basis of $647.4 million, comprised of $522.4 million of cash (including $19.5 million of restricted cash) and $125 million of undrawn revolver capacity. We seek to maintain a strong balance sheet as we believe it will provide financial flexibility to take advantage of attractive strategic opportunities we may identify. During 2015 and continuing into early 2016, we have taken actions that strengthened our financial profile through amendments to our outstanding secured debt facilities and unsecured senior notes coupled with debt and equity repurchases that deleveraged our balance sheet, reduced shareholder equity dilution and removed restrictions that prevented us from taking advantage of potential strategic opportunities involving our International Flag business unit. Through these actions, we:

•	repurchased and retired approximately $326 million of our outstanding unsecured senior notes during 2015 and an additional $0.3 million in January 2016;
•	repurchased and retired $27 million of the outstanding principal under the OBS secured term loan facility at a discounted price of $23.6 million in February 2016; and
•	repurchased and retired approximately 2.9 million of our outstanding Class A common stock warrants between December 2015 and January 2016.

Customers

OSG’s customers include major independent and state-owned oil companies, oil traders, refinery operators and U.S. and international government entities. The U.S. Flag segment’s top five customers comprised 61% of the U.S. Flag segment’s shipping revenues during the year ended December 31, 2015.

2	Overseas Shipholding Group, Inc.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2015, OSG’s operating fleet consisted of 79 vessels, 62 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in include Bareboat Charters and Time Charters. The Company’s fleet list excludes vessels chartered-in where the duration of the charter was one year or less at inception.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2015
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total Dwt(2)
Operating Fleet
FSO	2	1.0	-	-	2	1.0	873,916
VLCC and ULCC	9	9.0	-	-	9	9.0	2,875,798
Aframax	7	7.0	-	-	7	7.0	787,859
Panamax	8	8.0	-	-	8	8.0	557,187
Total International Flag Crude Tankers	26	25.0	-	-	26	25.0	5,094,760
LR2	1	1.0	-	-	1	1.0	109,999
LR1	4	4.0	-	-	4	4.0	297,705
MR	13	13.0	7	7.0	20	20.0	955,979
Total International Flag Product Carriers	18	18	7	7.0	25	25.0	1,363,683
Total Int’l Flag Operating Fleet	44	43.0	7	7.0	51	50.0	6,458,443
Handysize Product Carriers (1)	4	4.0	10	10.0	14	14.0	664,490
Clean ATBs	8	8.0	-	-	8	8.0	226,064
Lightering ATBs	2	2.0	-	-	2	2.0	91,112
Total U.S. Flag Operating Fleet	14	14.0	10	10.0	24	24.0	981,666
LNG Fleet	4	2.0	-	-	4	2.0	864,800 cbm
Total Operating Fleet	62	59.0	17	17.0	79	76.0	7,440,109 and 864,800 cbm

(1)	Includes two owned shuttle tankers, one chartered-in shuttle tanker and two owned U.S. Flag Product Carriers that trade internationally.
(2)	Total dwt is defined as the total deadweight of all 79 vessels.

Commercial Management

Spot Market

Voyage Charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 54% of the Company’s aggregate TCE revenues in 2015, 49% in 2014 and 52% in 2013. Accordingly, the Company’s shipping revenues are significantly affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

3	Overseas Shipholding Group, Inc.

Time and Bareboat Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time and bareboat charters constituted 46% of the Company’s TCE revenues in 2015, 51% in 2014 and 48% in 2013. All of the Company’s Jones Act Handysize Product Carriers and non-lightering ATBs operated on time charters during 2015. Our two FSO joint venture vessels have charters that expire in mid-2017 (subject to renewal) and our four LNG joint venture vessels are employed under 25-year time charters that expire between 2032 and 2033.

Commercial Pools and other Commercial Management Arrangements

In 2014, the International Flag business, which has a history of pool participation, began utilizing third-party managed pools as the principal commercial strategy for its vessels. By operating a large number of vessels as an integrated transportation system, Commercial Pools offer customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Pools consist of experienced commercial operators, while technical management is performed or outsourced by each shipowner. The pools collect revenue from customers, pay voyage-related expenses, and distribute TCE revenues to the participants after deducting administrative fees, according to formulas based on the relative carrying capacity, speed and fuel consumption of each vessel. Pools negotiate charters with customers primarily in the spot market. The size and scope of these pools enable them to enhance utilization for pool vessels by securing backhaul voyages and Contracts of Affreightment (“COAs”), thereby reducing wait time, generating higher effective TCE revenues than might be otherwise obtainable in the spot market and providing a higher level of service to customers.

Tankers International LLC, which is the manager of the TI pool, and Frontline Management (Bermuda) Ltd. (‘‘Frontline’’) together formed VLCC Chartering Ltd., a new chartering joint venture that has access to the 57 vessels in the combined fleets of Frontline and the TI pool, including our vessels that are operating in the TI pool. VLCC Chartering Ltd. commenced operations on October 6, 2014. We believe that VLCC Chartering Ltd. has increased our fleet earnings potential while creating greater options for cargo end-users by allowing Tankers International LLC and Frontline to gain fleet efficiencies and enhance earnings by increasing cargo triangulation opportunities.

The Company also employs third-party commercial managers on a limited basis for several of its ships in the spot market through Commercial Management Agreements (CMAs). Under the CMAs, the manager collects revenue, pays for voyage related expenses and distributes the actual voyage results for each individual ship under management and receives a management fee. The table below summarizes the commercial deployment of OSG’s International Flag conventional tanker fleet, which excludes the two FSO joint venture vessels, as of December 31, 2015:

	Vessel Class
	ULCC /
Commercial Deployment	VLCC	Aframax	Panamax	LR2	LR1	MR	Total
Tankers International	6						6
Sigma Tankers		7					7
Panamax International			4		1		5
Handytankers						5	5
Navig8 Tankers - Alpha8				1			1
Clean Product Tankers Alliance						14	14
Time / Bareboat charter-out	1		3		3	1	8
Commercial Management Agreements	2		1				3
Total	9	7	8	1	4	20	49

Business Segments

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

For additional information regarding the Company’s three reportable segments for the three years ended December 31, 2015, see Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

4	Overseas Shipholding Group, Inc.

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

Joint Ventures

The Company, through its International Flag business, also has interests in the following joint ventures:

•

The Company has a 50% interest in a joint venture with Euronav NV, which owns two FSO service vessels. Maersk Oil Qatar AS (“MOQ”) awarded service contracts for the joint venture to provide two vessels to MOQ to perform FSO services in the Al Shaheen Field off the shore of Qatar. The service contracts on both FSO vessels expire in 2017.

•	The Company has a 49.9% interest in a joint venture with Qatar Gas Transport Company Limited (Nakilat), which owns four 216,000 cbm LNG Carriers. These LNG Carriers are chartered out to Qatar Liquefied Gas Company Limited (2) under 25-year time charters that expire between 2032 and 2033, with customer options to extend.

U.S. Flag Fleet Operations

U.S. Flag Fleet Operations is the Company’s third reportable business segment. The Company’s U.S. Flag Fleet consists of twenty-two owned and chartered-in Jones Act Handysize Product Carriers and ATBs and two non-Jones Act Handysize Product Carriers that participate in the U.S. Maritime Security Program. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the United States and owned by U.S. companies that are more than 75% owned and controlled by U.S. citizens. As a U.S.-based company, OSG is uniquely positioned among companies with an International Flag business to participate in the U.S. Jones Act shipping market, a trade that is not available to its foreign-based competitors. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and has participated in U.S. government programs, including the following:

•

Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies with a ship that participates in the program receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $3.2 million in 2015, $3.1 million in 2014, and $2.8 million in 2013 (reflecting a reduction in the normal stipend during August and September 2013 due to the effect of sequestration on the U.S. federal budget).

Under the terms of the program, the Company expects to receive $3.9 million for each vessel in 2016, $5.0 million from 2017 through 2020, and $5.2 million beginning in 2021.

•	Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering business, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MarAd if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company. The Company incurred liquidated damages that were not material in amount during each of the years ended December 31, 2015 and 2014, for deploying these two ATBs on contiguous coastwise trade voyages during such years.

5	Overseas Shipholding Group, Inc.

The Company, through its U.S. Flag business, also has a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, Keystone Shipping Company and BP plc (“BP”) to support BP’s Alaskan crude oil transportation requirements. The Company’s share of the income earned by ATC is recorded in equity in income of affiliated companies and amounted to $3.8 million in 2015, $3.4 million in 2014 and $3.6 million in 2013.

Ten of the Handysize product carriers in our U.S. Flag fleet are chartered-in. Those chartered-in vessels provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter-in agreements on a 50/50 basis following the funding of certain reserves such as for drydocking and the payment to OSG of a daily management fee and a preferred profit layer. Due to reserve funding requirements, no profits have yet been paid to the owners or are expected to be paid to the owners before 2018.

Technical Management

Historically, OSG’s global fleet operations were managed in-house on an integrated basis, depending on whether those vessels were used in International Flag or U.S. Flag trades. In addition to regular maintenance and repair, across segments, crews onboard each vessel and shore side personnel must ensure that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and U.S. Coast Guard (“USCG”).

International Flag

During the first quarter of 2014, certain of the Company’s subsidiaries executed agreements with VShips UK Limited (“V.Ships”) to outsource the technical management of the Company’s International Flag conventional tanker fleet , which included (i) substantively identical individual ship management agreements assigning technical management responsibilities to V.Ships for each of the vessels in the fleet, and (ii) one transition services agreement, encompassing the entire fleet, specifying the terms and conditions of the transition of technical management functions to V.Ships. The Company began transferring management to V.Ships in March 2014 and completed all of the vessel transfers by September 2014. The Company incurred one-time third-party manager set up costs of approximately $3.4 million for the year ended December 31, 2014. Increases in vessel expenses due to technical management fees are offset by a decrease in general and administrative expenses, which we believe exceeds the aggregate technical management fees incurred.

V.Ships supervises the technical management of our International Flag vessels to ensure consistent quality and integrity of our operations. Experienced crews are dedicated within V.Ships to serve only on our vessels. We continue to hire the crew, with the manager, V.Ships, acting as agent on our behalf.

U.S. Flag

The Company’s U.S. Flag business intends to continue performing the technical management of its vessel fleet in-house. The Company recruits, hires and trains the crews on its U.S. Flag vessels. The Company believes that its mandatory training and education requirements exceed the requirements of the USCG. The Company believes its ability to provide professional development for qualified U.S. Flag crew is necessary in a market where skilled labor shortages are expected to remain a challenge. The U.S. Flag fleet is supported by shore side staff that includes fleet managers, marine and technical superintendents, purchasing and marine insurance staff, crewing and training personnel and health, safety, quality and environmental (“SQE”) personnel.

Safety

Regardless of whether ships are managed in-house or by a third party manager, the Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by worldwide regulators and customers is the use of robust Safety Management Systems (“SMS”) by the Company and its ship managers. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified by the International Safety Management Code (“ISM Code,” promulgated by the IMO and the International Standards Organization (“ISO”) ISO 9001 (Quality Management) and ISO 14001 (Environmental Management). To support a culture of compliance and transparency, OSG has an open reporting system on all international and U.S. Flag ships, whereby seafarers can anonymously report possible violations of OSG’s or V.Ships’ policies and procedures. All open reports are investigated and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2015, the Company had approximately 890 employees comprised of 768 US seagoing personnel and 122 shore-side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 632 seagoing personnel employed on the Company’s U.S. Flag vessels. These agreements are in effect for periods ending between March 2018 and June 2020. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

6	Overseas Shipholding Group, Inc.

Approximately 1,571 seafarers are employed on OSG’s International Flag conventional tanker fleet.   These seafarers are employed by the technical manager acting as agent for the individual ship owning companies, each of which is a subsidiary of OIN.

COMPETITION

The shipping industry is highly competitive and fragmented. OSG competes with other owners of U.S. and International Flag tankers, including other independent shipowners, integrated oil companies and state-owned entities with their own fleets, and oil traders with logistical operations and pipelines. OSG’s vessels compete with all other vessels of a size and type required by the customer that can be available at the date specified. In the spot market, competition is based primarily on price, cargo quantity and cargo type, although charterers are selective with respect to the quality of the vessels they hire considering other key factors such as the reliability, quality and efficiency of operations. In the time charter market, factors such as the age and quality of the vessel and reputation of its owner and operator tend to be even more significant when competing for business.

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

The Company's vessels undergo regular and rigorous in-house safety inspections and audits (which in the case of our International Flag fleet are generally conducted jointly with V.Ships). In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (USCG, harbor master or equivalent), coastal states, Classification Societies, flag state administration (country of registry) and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary permits or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater safety and other regulatory requirements and a more stringent inspection regime on all vessels. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors-Compliance with environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business.”

International and U.S. Greenhouse Gas Regulations

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (“UNFCCC”) (commonly called the Kyoto Protocol) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The Kyoto Protocol, which was adopted by about 190 countries, commits its parties by setting internationally binding emission reduction targets. In December 2012, the Doha Amendment to the Kyoto Protocol was adopted to further extend the Kyoto Protocol’s GHG emissions reductions through 2020. The United Nations Climate Change Conference has continued negotiations and forged a new international framework in December 2015 (the “Paris Agreement”) that is to take effect by 2020. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of GHG emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive “nationally determined contributions.” The countries will assess their collective programs toward achieving the goals of the Paris Agreement every five years beginning in 2023, referred to as the global stocktake, and subsequently are to update and enhance their actions on climate change. The Paris Agreement does not specifically require controls on shipping or other industries, but it is possible that countries or groups of countries will seek to impose such controls as they implement the Paris Agreement.

7	Overseas Shipholding Group, Inc.

The IMO’s third study of GHG emissions from the global shipping fleet which concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade. Methane emissions are projected to increase rapidly (albeit from a low-base) as the share of LNG in the fuel mix increases. With respect to energy efficiency measures, the Marine Environmental Protection Committee (“MEPC”) adopted guidelines on the Energy Efficiency Design Index (“EEDI”), which reflects the primary fuel for the calculation of the attained EEDI for ships having dual fuel engines using LNG and liquid fuel oil (see discussion below). The IMO is committed to developing limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The MRV Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) calling at EU ports from January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions.

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the U.S. Environmental Protection Agency (“EPA”) was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding GHGs under the Clean Air Act. While this finding in itself does not impose any requirements on industry or other entities, the EPA is in the process of promulgating regulations of GHG emissions. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, United States or other countries where OSG operates that restrict emissions of GHGs could require significant additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s results of operations.

International Environmental and Safety Regulations and Standards

Liability Standards and Limits

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention"). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the "1992 Protocol"). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances. As these conventions calculate liability in terms of a basket of currencies, the figures in this section are converted into U.S. dollars based on currency exchange rates on January 8, 2016 and are approximate. Actual dollar amounts are used in this section “—Liability Standards and Limits” and in “—U.S. Environmental and Safety Regulations and Standards—Liability Standards and Limits” below.

Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $2.17 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $303 per gross ton thereafter, with a maximum liability of $43.1 million. Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $3.3 million plus $456 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $64.8 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its P&I insurance will cover any liability under the plan adopted by the IMO. See the discussion of insurance in “—U.S. Environmental and Safety Regulations and Standards—Liability Standards and Limits” below.

The United States is not a party to the 1969 Convention or the 1992 Protocol. See “— U.S. Environmental and Safety Restrictions and Regulations” below. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

8	Overseas Shipholding Group, Inc.

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

Other International Environmental and Safety Regulations and Standards

Under the International Safety Management Code (“ISM Code”), promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The Company has a safety management system for its U.S. Flag fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as defined levels of responsibility. OSG’s third party managers of its International Flag vessels have a similar safety management system for the vessels they operate. The ISM Code requires a Document of Compliance (“DoC”) to be obtained for the company responsible for operating the vessel and a Safety Management Certificate (“SMC”) to be obtained for each vessel that such company operates. Once issued, these certificates are valid for a maximum of five years. The company operating the vessel in turn must undergo an annual internal audit and an external verification audit in order to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed twelve months and vessels must undergo an external verification audit twice in a five-year period.

The Company’s shore side office for its U.S. flag vessels, based in Tampa, Florida, maintains a DoC and is also certified under the standards promulgated by the International Standards Organization in ISO 9001 in 2008 (Quality Management) and in ISO 14001 in 2008 (Environmental Management) for the management of operation of oil tankers, chemical tankers and other cargo ships. The Company’s third-party managers for its International Flag vessels have a DoC for their offices.

The SMC is issued after verifying that the company responsible for operating the vessel and its shipboard management operate in accordance with the approved safety management system. No vessel can obtain a certificate unless its operator has been awarded a DoC issued by the administration of that vessel’s flag state or as otherwise permitted under the International Convention for the Safety of Life at Sea, 1974, as amended (“SOLAS”).

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any noxious liquid substances (“NLSs”). Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to U.S. and EU ports.

The International Convention for the Control and Management of Ships' Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The introduction of non-native species has been identified as one of the top five threats to biological diversity. Expanding seaborne trade and traffic have exacerbated the threat. Tankers must take on ballast water in order to maintain their stability and draft, and must discharge the ballast water when they load their next cargo. When emptying the ballast water, which they carried from the previous port, they may release organisms and pathogens that have been identified as being potentially harmful in the new environment.

The BWM Convention was adopted in 2004 and will enter into force 12 months after ratification by 30 states, representing at least 35% of world merchant shipping tonnage. At present, 47 flag administrations representing 34.3% of the world tonnage have ratified the convention. The number of states criteria has been met, but the tonnage criterion has not been satisfied. However, the IMO has announced a review of registered tonnage of the global fleet and BWM Convention is expected to come into force in 2017.

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

OSG’s vessels are subject to other international, national and local ballast water management regulations (including those described below under “U.S. Environmental and Safety Regulations and Standards”). OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, OSG has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. Compliance with the ballast water requirements expected to go into effect under the BWM Convention and other regulations may have material impacts on OSG’s operations and financial results, as discussed below under “—U.S. Environmental and Safety Regulations and Standards—Other U.S. Environmental and Safety Regulations and Standards.”

9	Overseas Shipholding Group, Inc.

Other EU Legislation and Regulations

The EU has adopted legislation that: (1) bans manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in the course of the preceding 24 months) from European waters, creates an obligation for port states to inspect at least 25% of vessels using their ports annually and provides for increased surveillance of vessels posing a high risk to maritime safety or the marine environment, and (2) provides the EU with greater authority and control over Classification Societies, including the ability to seek to suspend or revoke the authority of negligent societies. OSG believes that none of its vessels meet the "sub-standard" vessel definitions contained in the EU legislation. EU directives enacted in 2005 and amended in 2009 require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. The Company cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulated shipboard incineration and the emission of volatile organic compounds from tankers. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is further reduced progressively to 0.50% effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018. Further, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are: the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

In addition to Annex VI, there are regional mandates in ports and certain territorial waters within the EU, Turkey and Norway regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content in fuel oils used by vessels when operating within certain areas and waters and while “at berth.” In December 2012, an EU directive that aligned the EU requirements with Annex VI entered into force. For vessels at berth in EU ports, sulfur content of fuel oil is limited to 0.1%. For vessels operating in SOx Emission Control Areas (“SECAs”), sulfur content of fuel oil is limited to 1% as of June 18, 2014, which was reduced to 0.1% as of January 1, 2015. For vessels operating outside SECAs, sulfur content of fuel oil is limited to 3.5% as of June 18, 2014, further reducing to 0.5% as of January 1, 2020. Alternatively, emission abatement methods are permitted as long as they continuously achieve reductions of SOx emissions that are at least equivalent to those obtained using compliant marine fuels.

More stringent Tier III emission limits are applicable to engines installed on a ship constructed on or after January 1, 2016 operating in ECAs. NOx emission Tier III standards came into force on January 1, 2016 in ECAs.

China has published new regulations designating three areas (Pearl River Delta, Yangtze River Delta and the Bohai Sea) as sulfur control areas effective January 1, 2019. Eleven key ports within the designated areas will apply the requirement for ships to use fuel containing less than 0.5% sulfur to ships at berth, effective from January 1, 2016. This will be a mandatory requirement for all ships at berth in ports within the designated areas from January 1, 2017.

Additional air emission requirements under Annex VI became effective on July 1, 2010 mandating the development of Volatile Organic Compound (“VOC”) Management Plans for tank vessels and certain gas ships.

10	Overseas Shipholding Group, Inc.

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for “new ships” through the designation of an EEDI. The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). “New ships” for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the MEPC, Resolution MEPC.213 (63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The SEEMP, unlike the EEDI, applies to all ships of 400 gross tons and above. The verification of the requirement to have a SEEMP on board shall take place at the first or intermediate or renewal survey, whichever is the first, on or after January 1, 2013. Each of the vessels technically managed by the Company has a SEEMP, which was prepared in accordance with these development guidelines and addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures. An Energy Efficiency Certificate (“IEEC”) is to be issued for both new and existing ships of 400 gross tons or above. The IEEC shall be issued once for each ship and shall be valid throughout its lifetime, until the ship is withdrawn from service or unless a new certificate is issued following a major conversion of the ship, or until transfer of the ship to the flag of another state.

The Company believes that its International Flag and U.S. Flag vessels are compliant with the current requirements of Annex VI and that those of its vessels that operate in the EU, Turkey and Norway are also compliant with the regional mandates applicable there. However, the Company anticipates that, in the next several years, compliance with the increasingly stringent requirements of Annex VI and other conventions, laws and regulations imposing air emission standards that have already been adopted or that may be adopted will require substantial additional capital and/or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s financial statements.

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

Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are "responsible parties" who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tanker vessels with a qualifying double hull are the greater of $2,200 per gross ton or approximately $18.8 million per vessel that is over 3,000 gross tons; and (ii) non-tanker vessels, the greater of $1,100 per gross ton or $939,800 per vessel. The statute specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

11	Overseas Shipholding Group, Inc.

OPA 90 also requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The USCG enacted regulations requiring evidence of financial responsibility consistent with the previous limits of liability described above for OPA 90 and CERCLA. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the USCG National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA. OSG has provided the requisite guarantees and has received certificates of financial responsibility from the USCG for each of its vessels required to have one.

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

Other U.S. Environmental and Safety Regulations and Standards

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans, including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge.” The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. OSG has developed and completed the necessary submittals of the plans to the USCG. The USCG has approved OSG’s vessel response plans. This approval is valid until January 7, 2017 for tank vessels and non-tank vessels.

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

In addition, the U.S. Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA 90 and CERCLA, discussed above.

At the federal level in the United States, ballast water management is subject to two separate, partially interrelated regulatory regimes. One is administered by the USCG under the National Aquatic Nuisance and Control Act and National Invasive Species Act, and the other is administered by the EPA under the CWA.

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the requirements set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the USCG. The USCG has not yet designated any treatment systems as Type Approved, however, and accordingly the USCG has a policy to issue temporary extensions of the compliance dates for the implementation of approved treatment systems. The first OSG vessel subject to the treatment system requirement of the final rule has a February 2016 compliance date, and OSG has obtained an extension from the USCG. Until the USCG determines what treatment technology will be approved, the ultimate availability and cost of such systems will not be known.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports also is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The current VGP, which was issued in 2013, identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the treatment technologies to be implemented under USCG’s 2012 final rule, requirements to ensure that the ballast water treatment systems are functioning correctly, and more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The VGP contains a compliance date schedule for these requirements. As of December 31, 2015, OSG believes that its domestic and international fleets are in compliance with the currently-applicable requirements of the VGP. The VGP standards and requirements are due for modification and renewal in 2018.

12	Overseas Shipholding Group, Inc.

Beginning in 2016, the Company believes that one of its vessels will become subject to more stringent numeric discharge limits under the EPA’s VGP, with additional vessels becoming subject in future years, even though that vessel has obtained a valid extension from the USCG for implementation of treatment technology under its 2012 final rule. The EPA has determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. Under the ERP, the EPA states that vessels that have received an extension from the USCG, are in compliance with all of the VGP’s requirements other than the numeric discharge limits, and meet certain other requirements will be entitled to a “low enforcement priority.” While OSG believes that any vessel that is or may become subject to the VGP’s numeric discharge limits during the pendency of a USCG extension will be entitled to such low priority treatment under the ERP no assurance can be given that they will do so.

Legislation has also been proposed in the U.S. Congress to amend the federal regimes for regulation of ballast water discharges. However, it cannot currently be determined whether such legislation will eventually be enacted, and if enacted, how the Company’s operations might be impacted under such legislation.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California enacted law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters. Due to delays by manufacturers in developing ballast water treatment systems that are able to comply with these effluent limits and in creating equipment to reliably test such compliance, the compliance date for all vessels making ballast water discharges in California waters have been deferred to the first scheduled drydocking after January 1, 2020. OSG’s vessels and systems are currently in compliance with the California discharge standards.

Following an assessment by the California State Lands Commission of the current technology for meeting ballast water management standards, the deadline for compliance for interim standards has been extended from 2016 to 2020 and the deadline for final “zero detect” standards has been extended from 2020 to 2030.

New York State has imposed a more stringent bilge water discharge requirement for vessels in its waters than what is required by the VGP or IMO. Through its Section 401 Certification of the VGP, New York prohibits the discharge of all bilge water in its waters. New York State also requires that vessels entering its waters from outside the Exclusive Economic Zone must perform ballast water exchange in addition to treating it with a ballast water treatment system.

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

U.S. Air Emissions Standards

As discussed above, MARPOL Annex VI came into force in the United States in January 2009. In April 2010, EPA adopted regulations implementing the provisions of Annex VI. Under these regulations, both U.S. Flag and International Flag vessels subject to the engine and fuel standards of Annex VI must comply with the applicable Annex VI provisions when they enter U.S. ports or operate in most internal U.S. waters. The Company's vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, the Company does not expect to incur material additional costs in order to comply with this convention.

13	Overseas Shipholding Group, Inc.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of the Company's vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. registered ships to meet lower NOx standards which will be implemented in two phases. The newly built engine standards that became effective in 2011 require more efficient use of current engine technologies, including engine timing, engine cooling, and advanced computer controls to achieve a 15 to 25 percent NOx reduction below previous levels. The new long-term standards for newly built engines apply beginning in 2016 and require the use of high efficiency emission control technology such as selective catalytic reduction to achieve NOx reductions 80 percent below the pre-2016 levels. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures. Moreover, the North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012, and the United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. Fuel used by all vessels operating in the ECA cannot exceed 0.1% sulfur, effective January 1, 2015. The Company believes that its vessels are in compliance with the current requirements of the ECAs. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of significant capital and/or operating expenditures that could be material to OSG’s consolidated financial statements.

The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the EPA is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, the Company's vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

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

This defined process has reduced air emissions associated with venting of crude oil vapors to the atmosphere. In accordance with its Title V permit, OSG’s Delaware Lightering fleet is 100% vapor balance capable.

Security Regulations and Practices

Security at sea has been a concern to governments, shipping lines, port authorities and importers and exporters for years. Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the USCG issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, a coalition of 150 IMO contracting states drafted amendments to SOLAS by creating a new subchapter dealing specifically with maritime security. This new subchapter, which became effective in July 2004, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). The ISPS Code is applicable to all cargo vessels of 500 gross tons plus all passenger ships operating on international voyages, mobile offshore drilling units, as well as port facilities that service them. The objective of the ISPS Code is to establish the framework that allows detection of security threats and implementation of preventive measures against security incidents that can affect ships or port facilities used in international trade. Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel's flag state.

The USCG regulations, intended to align with international maritime security standards, exempt from MTSA, vessel security measures for non-U.S. vessels that have on board a valid ISSC attesting to the vessel's compliance with SOLAS security requirements and the ISPS Code.

All of OSG’s vessels have developed and implemented vessel security plans that have been approved by the appropriate regulatory authorities, have obtained ISSCs and comply with applicable security requirements.

14	Overseas Shipholding Group, Inc.

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

Vessels are required to dry dock for inspection of the underwater hull at each intermediate survey and at each class renewal survey.  For vessels less than 15 years old, Classification Societies permit for intermediate surveys in water inspections by divers in lieu of dry docking, subject to other requirements of such Classification Societies.

If defects are found during any survey, the Classification Society surveyor will issue a “recommendation” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies, or the IACS. In December 2013, the IACS adopted new harmonized Common Structure Rules, which will apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All our vessels are currently, and we expect will be, certified as being “in class” by the American Bureau of Shipping, (“ABS”), Lloyd’s Register and Det Norske Veritas Germanischer Lloyd, which are major classification societies. All new and secondhand vessels that we acquire must be certified prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is provided by mutual protection and indemnity associations (“P&I Associations”). The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2015, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

15	Overseas Shipholding Group, Inc.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.1 million to $0.5 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $1.0 million per policy year for its U.S Flag vessels and $2.0 million per policy year for its International Flag vessels, other than vessels owned by joint ventures in which OSG participates.

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

Under current tax laws, however, if OIN repatriates (including through a deemed distribution) cash or assets held outside the United States, OSG may be subject to additional U.S. income taxes. As a result of borrowings from 2000 to 2011 under certain credit agreements, as well as intercompany balances, OSG was deemed to have received distributions that were subject to U.S. income taxes under Section 956 of the Code. As a result of these deemed distributions, actual distributions by OIN subsequent to December 31, 2015 of up to approximately $1.1 billion will not be subject to further U.S. income taxes.

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

16	Overseas Shipholding Group, Inc.

Taxation to OSG of OIN’s Shipping Income

The U.S. tax rules applicable to the income of the Company’s subsidiaries have undergone several changes over the years, with the result that different pools of earnings are subject to slightly different regimes, which are discussed below.

Foreign shipping income earned before 1976 is not subject to tax unless actually distributed to the United States. For taxable years beginning on or after January 1, 1976 and ending on or before December 31, 1986, the Company did not include in income the undistributed shipping income of its foreign subsidiaries that was reinvested in so-called “qualified shipping assets.” For taxable years beginning on or after January 1, 1987, the Company was required to include in income the deferred shipping income from this pre-1987 period to the extent that, at the end of any year, the investment in qualified shipping assets was less than the Company’s amount of qualified shipping assets at December 31, 1986. As of December 31, 2015, the Company has investments in qualified shipping assets in excess of its pre-1987 deferred shipping income.

For taxable years beginning on or after January 1, 1987 and ending on or before December 31, 2004, the Company was subject to current taxation on the shipping income of its foreign subsidiaries. However, for years beginning on or after January 1, 2005, the Company is generally not required to include in taxable income OIN’s undistributed shipping income unless OIN repatriates cash and assets held outside the United States in excess of its previously taxed income of approximately $1.1 billion, as described above.

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

17	Overseas Shipholding Group, Inc.

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

The tanker industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in OSG’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

•	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;

•	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;

•	regional availability of refining capacity and inventories;

•	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);

•	developments in international trade generally;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;

•	environmental and other legal and regulatory developments and concerns;

•	construction or expansion of new or existing pipelines or railways;

•	weather and natural disasters;

•	competition from alternative sources of energy; and

•	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Factors influencing the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels;

•	the number of vessels being used for storage or as FSO service vessels;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo or vice versa;

18	Overseas Shipholding Group, Inc.

•	the number of vessels that are removed from service;

•	availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated;

•	port or canal congestion; and

•	environmental and maritime regulations.

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

The market value of vessels has fluctuated over time. The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel;

•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

•	number of vessels in the world fleet (or, in the case of the U.S. domestic market, the Jones Act fleet);

•	types and sizes of vessels available;

•	changes in trading patterns affecting demand for particular sizes and types of vessels;

•	cost of newbuildings;

•	prevailing level of charter rates;

•	competition from other shipping companies and from other modes of transportation; and

•	technological advances in vessel design and propulsion.

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

19	Overseas Shipholding Group, Inc.

An increase in the supply of vessels without a commensurate increase in demand for such vessels could cause charter rates to decline, which could adversely affect OSG’s revenues, profitability and cash flows, as well as the value of its vessels.

OSG depends on short term duration or “spot”, charters, for a significant portion of its revenues, which exposes OSG to fluctuations in market conditions. In 2015, 2014 and 2013, OSG derived approximately 54%, 49% and 52%, respectively, of its TCE revenues in the spot market.

The marine transportation industry has historically been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply and demand of vessels. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase. The newbuilding order book (representing vessels in various stages of planning or construction) equaled 19%, 13% and 12% of the existing world tanker fleet as of December 31, 2015, 2014 and 2013, respectively.

In the U.S. domestic market, as of December 31, 2015, there were firm orders to build 13 tankers and seven ATBs, representing approximately 25% of the existing Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 0.14 million barrels and 0.35 million barrels, which excludes numerous tank barges below 0.14 million barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade). Given the smaller number of tankers operating in the U.S. domestic market, even a limited increase in capacity supply may negatively impact the market.

Vessel supply is also affected by the number of vessels being used for floating storage, since vessels used for storage are not available to transport crude oil or petroleum products. Utilization of vessels for storage is affected by expectations of changes in the price of oil and petroleum products, with utilization generally increasing if prices are expected to increase more than storage costs and generally decreasing if they are not. A reduction in vessel utilization for storage will generally increase vessel supply. In 2010, for example, 81 vessels were released from storage and reentered the trading fleet. Since the 2010 release until near the end of 2014, storage on vessels at sea has been low, in part because then-current prices of crude oil have generally exceeded the future prices, a condition that allows companies to replace inventories at lower prices, which encourages the drawdown of commercial inventories. Supply has exceeded demand during the past five years, resulting in lower charter rates across the International Flag fleet. Since December 2014, current prices of crude oil have generally been below future prices, resulting in an increase in vessels used for storage. However, the duration of this trend of higher future prices cannot be predicted. If this trend ceases or reverses, the charter rates for the Company’s International Flag vessels could decrease to levels experienced from 2010-2014, which were well below historical averages. Any such development would have a material adverse effect on OSG’s revenues, profitability and cash flows if sustained over a long period of time.

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

In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes, port closings and boycotts. These hazards may result in death or injury to persons; loss of revenues or property; the payment of ransoms; environmental damage; higher insurance rates; damage to OSG’s customer relationships; and market disruptions, delay or rerouting, which may also subject OSG to litigation. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers. Furthermore, any such incident could seriously damage OSG’s reputation and cause OSG either to lose business or to be less likely to enter into new business (either because of customer concerns or changes in customer vetting processes). Any of these events could result in loss of revenues, decreased cash flows and increased costs.

20	Overseas Shipholding Group, Inc.

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

The Company also faces other potential constraints on capital relating to counterparty credit risk and constraints on OSG’s ability to borrow funds. See also “Risk Factors-Risks Related to Our Company___The Company is subject to credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings” and “___ Risks Related to Our Company___OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect OSG’s ability to fulfill its obligations under that indebtedness.”

The current state of the global financial markets and current economic conditions may adversely impact the Company’s ability to obtain additional financing on acceptable terms and otherwise negatively impact the Company’s business.

Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, volatile interest rates, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased to provide, funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, the Company may be unable to meet its obligations as they come due or the Company may be unable to execute its business strategy, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

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

The Company conducts its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed, including:

•	regional or local economic downturns;

•	labor rules and collective bargaining arrangements in foreign jurisdictions;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of countries in which OSG or its customers operate;

21	Overseas Shipholding Group, Inc.

•	difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations;

•	the effect of applicable tax structures, including potential liabilities relating to domestic and foreign withholding taxes and potential negative consequences from changes in tax laws;

•	trade relations with foreign countries in which OSG’s customers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements;

•	general economic and political conditions, which may interfere with, among other things, the Company’s supply chain, its customers and all of OSG’s activities in a particular location;

•	difficulty in the enforcement of contractual obligations in foreign jurisdictions and the collection of accounts receivable from foreign accounts;

•	different regulatory regimes in the various countries in which OSG operates;

•	inadequate intellectual property protection in foreign countries;

•	the difficulties and increased expenses in complying with multiple and potentially conflicting domestic and foreign laws, regulations, security, product approvals and trade standards, anti-bribery laws, government sanctions and restrictions on doing business with certain nations or specially designated nationals;

•	import and export duties and quotas;

•	demands for improper payments from port officials or other government officials;

•	domestic and foreign customs, tariffs and taxes;

•	foreign currency exchange controls, restrictions and fluctuations, which could result in reduced revenue and increased operating expense;

•	international incidents;

•	transportation delays or interruptions;

•	local conflicts, acts of war, terrorist attacks or military conflicts;

•	changes in oil prices or disruptions in oil supplies that could substantially affect global trade, the Company’s customers’ operations and the Company’s business;

•	the imposition of taxes by flag states, port states and jurisdictions in which OSG or its subsidiaries are incorporated or where its vessels operate; and

•	expropriation of OSG’s vessels.

The occurrence of such events could have a material adverse effect on the Company’s business. In addition, OSG’s international operations subject it to certain risks regarding taxation of foreign subsidiary income, see “____Risks Related to Legal and Regulatory Matters ___OSG’s financial condition would be materially adversely affected if the shipping income of OSG’s foreign subsidiaries becomes subject to current taxation in the United States.”

OSG must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, anti-money laundering laws; and anti-competition regulations. Moreover, the shipping industry is generally considered to present elevated risks in these areas. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although OSG has policies and procedures designed to achieve compliance with these laws and regulations, OSG cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures. OSG’s operations may also subject its employees and agents to extortion attempts.

22	Overseas Shipholding Group, Inc.

Changes in fuel prices may adversely affect profits.

Fuel is a significant, if not the largest, expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control, including geopolitical developments; supply and demand for oil and gas; actions by OPEC, and other oil and gas producers; war and unrest in oil producing countries and regions; regional production patterns; and environmental concerns. Fuel may become much more expensive in the future, which could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation.

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

Public health threats could have an adverse effect on the Company’s operations and financial results.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world near where OSG operates, could adversely impact the Company’s operations, the operations of the Company’s customers and the global economy, including the worldwide demand for crude oil and the level of demand for OSG’s services. Any quarantine of personnel, restrictions on travel to or from countries in which OSG operates, or inability to access certain areas could adversely affect the Company’s operations. Travel restrictions, operational problems or large-scale social unrest in any part of the world in which OSG operates, or any reduction in the demand for tanker services caused by public health threats in the future, may impact OSG’s operations and adversely affect the Company’s financial results.

Risks Related to Our Company

OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business opportunities and successfully run its business in the future, all of which could affect OSG’s ability to fulfill its obligations under that indebtedness.

23	Overseas Shipholding Group, Inc.

As of December 31, 2015, OSG had $1.33 billion of outstanding indebtedness. OSG’s substantial indebtedness and interest expense could have important consequences, including:

•	limiting OSG’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because OSG must dedicate a substantial portion of these funds to service its debt;

•	to the extent OSG’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments;

•	limiting OSG’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;

•	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry;

•	limiting OSG’s ability to satisfy its obligations under its indebtedness;

•	increasing OSG’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;

•	placing OSG at a competitive disadvantage as compared to its less-leveraged competitors;

•	potentially limiting the Company’s ability to enter certain Commercial Pools;

•	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and

•	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

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

Each Exit Financing Facility contains certain restrictions relating to new borrowings and, the movement of funds between the borrowers thereunder and OSG, as set forth in the respective loan agreements. In addition, the OIN Facilities have a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels (each as defined in that loan agreement) at greater than or equal to $500.0 million at the end of the each fiscal quarter. None of the other Exit Financing Facilities have financial covenants. Furthermore, drawdowns under the OBS ABL Facility borrowings are limited based upon the available borrowing base, as defined in that loan agreement and, if availability falls below a certain amount for a specified period of time, the administrative agent could exercise cash dominion rights permitting it to invoke control rights over certain of our accounts. While the Company was in compliance with these requirements as of December 31, 2015, a decrease in vessel values or a failure to meet this ratio could cause the Company to breach certain covenants in its existing credit facilities and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

24	Overseas Shipholding Group, Inc.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt and to meet the financial covenants under the OIN Facilities. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the global economy or competitive initiatives of competitors, are beyond the Company’s control. If OSG does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

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

The Company completed the construction of eight International Flag vessels, one U.S. Flag ATB and two U.S. Flag tug boats during the five years ended December 31, 2015. The Company’s business strategy is based in part upon the expansion of its fleet through the purchase of additional vessels at attractive points. If OSG is unable to fulfill its obligations under any memorandum of agreement or newbuilding construction contract for future vessel acquisitions, the sellers of such vessels may be permitted to terminate such contracts and the Company may be required to forfeit all or a portion of the down payments it made under such contracts and it may also be sued for any outstanding balance. In addition, as a newbuilding vessel must be drydocked within five years of its delivery from a shipyard, with survey cycles of no more than 60 months for the first three surveys, and 30 months thereafter, not including any unexpected repairs, the Company will incur significant maintenance costs for its existing and any newly-acquired vessels. As a result, if the Company does not utilize its vessels as planned, these maintenance costs could have material adverse effects on the Company’s business, financial condition, results of operations and cash flows.

The Company depends on third party service providers for technical and commercial management of its International Flag fleet.

The Company currently outsources to third party service providers certain management services of its International Flag fleet, including technical management, certain aspects of commercial management and crew management. In particular, the Company has entered into ship management agreements with V.Ships that assign technical management responsibilities to V.Ships for each vessel in the Company’s owned or bareboat chartered-in International Flag conventional tanker fleet (collectively, the “Ship Management Agreements”). The Company has also transferred commercial management of its International Flag conventional tanker fleet to certain other third party service providers, principally Commercial Pools.

In such outsourcing arrangements, the Company has transferred direct control over technical and commercial management of the relevant vessels, while maintaining significant oversight and audit rights, and must rely on third party service providers to, among other things:

•	comply with contractual commitments to the Company, including with respect to safety, quality and environmental compliance of the operations of the Company’s vessels;

•	comply with requirements imposed by the U.S. government (i) restricting calls on ports located in countries that are subject to sanctions and embargoes and (ii) prohibiting bribery and other corrupt practices;

•	respond to changes in customer demands for the Company’s vessels;

25	Overseas Shipholding Group, Inc.

•	obtain supplies and materials necessary for the operation and maintenance of the Company’s vessels; and

•	mitigate the impact of labor shortages and/or disruptions relating to crews on the Company’s vessels.

The failure of third-party service providers to meet such commitments could lead to legal liability or other damages to the Company. The third-party service providers the Company has selected may not provide a standard of service comparable to that the Company provided for such vessels prior to any outsourcing. The Company relies on its third-party service providers to comply with applicable law, and a failure by such providers to comply with such laws may subject the Company to liability or damage its reputation even if the Company did not engage in the conduct itself. Furthermore, damage to any such third party’s reputation, relationships or business may reflect on the Company directly or indirectly, and could have a material adverse effect on the Company’s reputation and business.

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

The Company currently owns an interest in six of its vessels through two joint ventures, one in which the Company has a 50% ownership interest and the second in which the Company has a 49.9% ownership interest, together with other third-party vessel owners and operators in the Company’s industry. See Item 1, “Business ___ Fleet Operations.” The Company’s ownership in these joint ventures is accounted for using the equity method, which means that the Company’s allocation of profits and losses of the applicable joint venture is included in its consolidated financial statements. The contribution of the Company’s joint ventures to the Company’s profits and losses may fluctuate, including the distributions that it may receive from such entities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

A joint venture involves certain risks such as:

•	OSG may not have voting control over the joint venture;

•	OSG may not be able to maintain good relationships with its joint venture partner;

•	The joint venture partner at any time may have economic or business interests that are inconsistent with OSG’s and may seek concessions from OSG;

•	The joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to OSG;

•	The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and OSG;

•	The joint venture or venture partner could lose key personnel; and

•	The joint venture partner could become bankrupt requiring OSG to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

In addition, the charters under which OSG’s two FSO joint venture vessels currently operate expire in 2017 and may not be renewed or may not be renewed at comparable rates. The carrying amount of the Company’s investment in and advances to the FSO joint venture was $269,727 as of December 31, 2015. If events relating to any of these risks were to come to pass, that could adversely affect the Company’s participation in the relevant joint venture, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

26	Overseas Shipholding Group, Inc.

OSG’s business depends on Voyage charters, and any future decrease in spot charter rates could adversely affect its earnings.

Voyage Charters, including vessels operating in Commercial Pools that predominantly operate in the spot market, constituted 54% of OSG’s aggregate TCE revenues in 2015, 49% in 2014 and 52% in 2013. Accordingly, OSG’s shipping revenues are significantly affected by prevailing spot rates for Voyage Charters in the markets in which the Company’s vessels operate. The spot charter market may fluctuate significantly from time to time based upon tanker and oil supply and demand. For example, over the past five years, VLCC spot market rates (expressed as a time charter equivalent) have ranged from a high of $115,780 per day to negative values, and in December 2015 were $101,923 per day on the benchmark route between the Middle East Gulf and Japan. The successful operation of OSG’s vessels in the competitive spot charter market depends on, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot charter rates have declined below the operating cost of vessels. If spot charter rates decline in the future, then OSG may be unable to operate its vessels trading in the spot market profitably, or meet its other obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks during periods in which spot charter rates are rising or falling, OSG will generally experience delays in realizing the benefits from, or experiencing the detriments of those changes. See also Item 1, “Business-Operations-Charter Types.”

OSG may not be able to renew Time Charters when they expire or enter into new Time Charters.

OSG’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2015, OSG employed 28 vessels on Time Charters, with 11 of those charters expiring in 2016, 10 expiring in 2017, five expiring in 2018, one expiring in 2020 and one expiring in 2025. The Company’s existing Time Charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when OSG is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), OSG may not be able to obtain charters at attractive rates or at all. If, upon expiration of the existing Time Charter, OSG is unable to obtain Time Charters or Voyage Charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

Termination of, or a change in the nature of, OSG’s relationship with any of the Commercial Pools in which it participates could adversely affect its business.

As of December 31, 2015, six of the Company’s eight VLCCs participate in the TI pool; all seven Aframaxes participate in the SIGMA pool; four of the Company’s eight crude Panamaxes and one of its four Panamax Product Carriers participate directly in the PI pool; its only LR2 participates in the Navig8 pool; 14 of its MRs participate in the CPTA pool; and five of its MRs participate in the HDT pool (an aggregate of 19 MRs out of a total of 20). OSG’s participation in these pools is intended to enhance the financial performance of the Company’s vessels through higher vessel utilization. Any participant in any of these pools has the right to withdraw upon notice in accordance with the relevant pool agreement. Changes in the management of, and the terms of, these pools, decreases in the number of vessels participating in these pools, or the termination of these pools, could result in increased costs and reduced efficiency and profitability for the Company.

In addition, in recent years the EU has published guidelines on the application of the EU antitrust rules to traditional agreements for maritime services such as Commercial Pools. While the Company believes that all the Commercial Pools it participates in comply with EU rules, there has been limited administrative and judicial interpretation of the rules. Restrictive interpretations of the guidelines could adversely affect the ability to commercially market the respective types of vessels in Commercial Pools.

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

OSG may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions it may make in the future.

OSG’s business strategy includes ongoing efforts to engage in material acquisitions of ownership interests in entities in the tanker industry and of individual tankers. The success of OSG’s acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include OSG’s ability to:

27	Overseas Shipholding Group, Inc.

•	identify suitable tankers and/or shipping companies for acquisitions at attractive prices, which may not be possible if asset prices rise too quickly;

•	obtain financing;

•	identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;

•	integrate any acquired tankers or businesses successfully with the OSG’s then-existing operations; and

•	enhance OSG’s customer base;

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

In addition, the Company is currently considering various strategic alternatives that may result in a separation of its U.S. Flag and international businesses. The Company’s Board of Directors and management are reviewing various complex factors in connection with that process, and no assurance can be given as to whether or when any such transaction will occur or what form it might take. Any such transaction would be subject to similar risks and uncertainties.

Acquisitions and other transactions can also involve a number of special risks and challenges, including:

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

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses or assets into OSG’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company or asset. OSG may not realize the strategic and financial benefits that it expects from any of its past acquisitions, or any future acquisitions. Further, if a portion of the purchase price of a business is attributable to goodwill and if the acquired business does not perform up to expectations at the time of the acquisition some or all of the goodwill may be written off, adversely affecting OSG’s earnings. OSG has recorded material write-offs of goodwill and intangible assets in prior years related to earlier acquisitions it consummated.

Changes in demand in specialized markets in which the Company currently trades may lead the Company to redeploy certain vessels to other markets.

The Company deploys its vessels in several specialized markets, including, without limitation, Lightering in the Delaware Bay. The Company conducts those Lightering operations with two ATBs which were constructed using funds withdrawn from the Company’s CCF. If there is lower demand in these markets, which adversely affects the Company’s financial position, the Company may have to consider redeploying these two ATBs in other markets. If that occurs, the Company may not be able to compete profitably in the new markets, and the ATBs may not be able to be redeployed to new markets without substantial modification.

28	Overseas Shipholding Group, Inc.

Operating costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events relating to secondhand vessels and the consolidation of suppliers.

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2015, the weighted average age of the Company’s total owned and operated fleet was 10.6 years. In addition, older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates are also expected to increase with the age of a vessel, since older vessels may be less desirable to charterers. Accordingly, it is likely that the operating costs of OSG’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require OSG to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a number. If a Classification Society requires the Company to add equipment, OSG may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its older vessels profitably even if those vessels remain operational. If a vessel in OSG’s fleet does not maintain its class and/or fails any survey, it will be unemployable and unable to trade between ports. This would negatively impact the Company’s results of operation.

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

The U.S. Flag segment’s largest customers account for a significant portion of its revenues. The U.S. Flag segment’s top five customers comprised approximately 61% of the U.S. Flag segment’s revenues during 2015. The loss of, or reduction in business by, any of these customers could materially adversely affect the U.S. Flag segment’s business, financial condition and results of operations.

The lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag Fleet.

Over the last four decades, the ability of U.S. producers to export domestic crude oil has been restricted by the U.S. government. In December 2015, the U.S. government enacted the Consolidated Appropriations Act, 2016, which, among other things, removed the restriction on the export of domestic crude oil from the United States. Although the impact of the lifting of the ban on the Company’s U.S. Flag fleet’s operations is not determinable, the removal of the crude oil export restrictions could result in reduced coastwise transportation of crude oil, which may have an adverse impact on the Company’s U.S. Flag segment.

Certain potential customers will not use vessels older than a specified age, even if they have been subsequently rebuilt.

All of the Company’s existing ATBs with the exception of the OSG Vision/OSG 350 and the OSG Horizon/OSG 351 were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a Classification Society as being built and maintained in accordance with the rules of that Classification Society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Other customers may not continue to view rebuilt vessels as suitable. If more customers differentiate rebuilt vessels, time charter rates for the Company’s rebuilt ATBs will likely be adversely affected or they may not be employable.

The Company’s significant operating leases could be replaced on less favorable terms or may not be replaced.

The Company’s operating fleet includes 17 vessels that have been chartered-in under operating leases. The significant operating leases of the Company in its various businesses expire at various points in the future and may not be replaced at all or on as favorable terms, which could have a material adverse effect on the Company’s future financial position, results of operations and cash flows.

29	Overseas Shipholding Group, Inc.

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

OSG’s success depends to a significant extent upon the abilities and efforts of its key personnel. The loss of the services of key personnel or the Company’s inability to attract, motivate and retain qualified personnel in the future could have a material adverse effect on OSG’s business, financial condition and operating results. In addition, all of the Company’s seven executive officers have served in their current positions for less than two years and all ten members of the Board were first elected in or after August 2014 (three directors were first elected in August 2015).

Work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries may adversely affect OSG’s operations.

As of December 31, 2015, OSG had approximately 890 regular full-time employees, of which 632 employees were covered by collective bargaining agreements with unions. See Item 1, “Business ___ Employees.” In addition, OSG relies on the services of third parties who employ persons covered by collective bargaining agreements. OSG could be adversely affected by actions taken by employees of OSG or other companies in related industries (including third parties providing services to OSG) against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices or the failure of OSG or other companies in its industry to successfully negotiate collective bargaining agreements.

The Company may face unexpected drydock costs for its vessels.

Vessels must be drydocked periodically. For example, the USCG requires the Company’s vessels to be drydocked for inspection and maintenance twice every five years. The cost of repairs and renewals required at each drydock are difficult to predict with certainty, can be substantial and the Company’s insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage, and OSG’s insurance may not cover all of these costs. Vessels in drydock will generally not generate any income. Large drydocking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly the length of time that a vessel may be off-hire may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

30	Overseas Shipholding Group, Inc.

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

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud.

The Company maintains a system of internal controls to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The process of designing and implementing effective internal controls is a continuous effort that requires the Company to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase the Company’s operating costs and harm its business. Furthermore, investors’ perceptions that the Company’s internal controls are inadequate or that the Company is unable to produce accurate financial statements on a timely basis may harm its stock price.

Risks Related to Legal and Regulatory Matters

The Company’s business would be adversely affected if it failed to comply with the Jones Act’s limitations on U.S. coastwise trade, or if these limitations were waived, modified or repealed, or if changes in international trade agreements were to occur.

Certain of the Company’s U.S. Flag operations are conducted in the U.S. coastwise trade and are governed by U.S. federal laws commonly known as the “Jones Act”. The Jones Act restricts waterborne transportation of goods between points in the United States to vessels meeting certain requirements, including ownership and control by “U.S. Citizens” as defined thereunder. The Company is responsible for monitoring the foreign ownership of its common stock and other interests to ensure compliance with the Jones Act. The Company could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of the equity interests in the Company. Such loss would have a material adverse effect on the Company’s business and results of operations. In addition, under certain circumstances failure to comply with the Jones Act may result in the Company being deemed to have violated other U.S. federal laws that prohibit a foreign transfer of U.S. documented vessels without government approval, resulting in severe penalties, including permanent loss of U.S. coastwise trading privileges or forfeiture of the vessels deemed transferred, and fines.

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

31	Overseas Shipholding Group, Inc.

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

32	Overseas Shipholding Group, Inc.

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

Beginning in 2016, OSG believes that one of its vessels will become subject to more stringent numeric discharge limits of ballast water under the EPA’s VGP, with additional vessels becoming subject in future years, even though that vessel has obtained a valid extension from the USCG for implementation of treatment technology under the USCG’s final rules. The EPA has determined that it will not issue extensions under the VGP but has stated that vessels that (i) have received an extension from the USCG (ii) are in compliance with all of the VGP requirements other than numeric discharge limits and (iii) meeting certain other requirements will be entitled to “low enforcement priority”. While OSG believes that any vessel that is or may become subject to the more stringent numeric discharge limits of ballast water meets the conditions for “low enforcement priority,” no assurance can be given that they will do so. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on OSG. See Item 1, “Business ___Environmental and Security Matters Relating to Bulk Shipping.”

Other government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become more strict in the future and require the Company to incur significant capital expenditures on its vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to OSG’s financial statements. Additionally, the failure of a shipowner or bareboat charterer to comply with local, domestic and foreign regulations may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. For example, in February 2015, the USCG personnel detained the tanker Overseas Jademar in Port Angeles, Washington for violation of safety regulations, which included non-functioning distress signaling equipment and fire safety systems. If any of our vessels are denied access to, or are detained in, certain ports, reputation, business, financial results and cash flows could be materially and adversely affected.

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the EU, the IMO and the UN, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. See Item 1, “Business ___ Environmental and Security Matters Relating to Bulk Shipping.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

33	Overseas Shipholding Group, Inc.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

The shipping industry, and especially vessels that transport crude oil and refined petroleum products, is heavily regulated. In addition, the “oil majors” such as BP, Chevron Corporation, ConocoPhillips Company, Exxon Mobil Corp., Royal Dutch Shell, and Total S.A. have developed a strict due diligence process for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel, including audits of the management office and physical inspections of the ship. Under the terms of the Company’s charter agreements, the Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits respectively. The Company’s failure to maintain any of its vessels to the standards required by the oil majors could put the Company in breach of the applicable charter agreement and lead to termination of such agreement. Should the Company not be able to successfully clear the oil majors’ risk assessment processes on an ongoing basis, the future employment of the Company’s vessels could be adversely affected since it might lead to the oil majors’ terminating existing charters.

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

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to OSG’s tariffs, rates, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on the Company’s financial condition. The Company’s recorded liabilities and estimates of reasonably possible losses for its contingent liabilities are based on its assessment of potential liability using the information available to the Company at the time and, as applicable, any past experience and trends with respect to similar matters. However, because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings,” and Note 21, “Contingencies,” to the Company’s consolidated financial statements included in Item 8__“Financial Statement and Supplementary Data.”

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

34	Overseas Shipholding Group, Inc.

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

The market price of the Company’s securities may fluctuate substantially. You may not be able to resell your Class A or Class B common stock or Class A or Class B warrants at or above the price you paid for such securities due to a number of factors, some of which are beyond the Company’s control. These risks include those described or referred to in this “Risk Factors” section and under “Forward -Looking Statements,” as well as, among other things: fluctuations in the Company’s operating results; activities of and results of operations of the Company’s competitors; changes in the Company’s relationships with the Company’s customers or the Company’s vendors; changes in business or regulatory conditions; changes in the Company’s capital structure; any announcements by the Company or its competitors of significant acquisitions, strategic alliances or joint ventures; additions or departures of key personnel; investors’ general perception of the Company; failure to meet market expectations; future sales of the Company’s securities by it, directors, executives and significant stockholders; changes in domestic and international economic and political conditions; and other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events. Any of the foregoing factors could also cause the price of the Company’s equity securities to fall and may expose the Company to securities class action litigation. Any securities class action litigation could result in substantial cost and the diversion of management’s attention and resources.

In addition, the stock market has recently experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of the Company’s securities, regardless of its actual operating performance.

35	Overseas Shipholding Group, Inc.

The Company’s stock and warrants are thinly traded, and your ability to sell such securities may be limited.

The Company’s Class A warrants and Class B warrants are currently traded as “restricted securities” in the over-the-counter market and in privately negotiated transactions among individual holders pursuant to exemptions from the Securities Act of 1933, as amended. Transactions are reported as taking place only sporadically. Certain broker-dealers report quotes for the purchase and sale of Class A warrants and Class B warrants. The Company cannot assure you as to the liquidity of any market that may develop for the Class A warrants or Class B warrants, your ability to sell your Class A warrants or Class B warrants or the price at which you would be able to sell such securities.

The Company’s Class A common stock and the Company’s Class B common stock is listed on New York Stock Exchange MKT system. However, trading volume has been relatively low. Low levels of liquidity may make it difficult for you to sell your Class A common stock or your Class B common stock at any particular time.

The exercise of outstanding warrants may result in substantial dilution to the Company’s stockholders.

As of February 24, 2016, the Company had outstanding:

•	187,503,175 Class A warrants with an exercise price of $0.01 per share exercisable into an aggregate of 205,214,537 shares of Class A common stock; and

•	479,341 Class B warrants with an exercise price of $0.01 per share exercisable into an aggregate of 479,341 shares of Class B common stock and 45,279 shares of Class A common stock.

Collectively, if exercised, the shares of common stock underlying these warrants would represent, as of that date, approximately 36% of the Company’s outstanding common stock following such exercise. Accordingly, any such exercise would result in substantial dilution to the Company’s stockholders.

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

The percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates based on daily trading, and at times in the past, including at times in 2015 and 2016, has declined to the Minimum Percentage. At and during such time that the Minimum Percentage is reached with respect to outstanding shares of a class of the Company’s stock, the Company is unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens among other things. The existence and enforcement of these ownership restrictions could have an adverse impact on the liquidity or market value of the Company’s equity securities. Furthermore, under certain circumstances, the ownership restrictions could discourage, delay or prevent a change of control of the Company.

The Company’s outstanding warrants are not subject to the above ownership restrictions, but the warrants include provisions limiting the right of non-U.S. Citizens to exercise warrants if the shares of common stock that would be issued upon exercise would cause the percentage of the Company’s outstanding common stock held by U.S. Citizens to decline below the Minimum Percentage.

The Company has a limited history of paying cash dividends on its securities.

The Company has not paid any regular cash dividends since the third quarter of 2011. On February 29, 2016, the Board of Directors declared a cash dividend of $0.08 per share of common stock payable prior to the end of March 2016. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant.

36	Overseas Shipholding Group, Inc.

OSG is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends.

Overseas Shipholding Group, Inc. is a holding company and its subsidiaries conduct all of its operations and own all of its operating assets. It has no significant assets other than the equity interests in its subsidiaries. As a result, its ability to satisfy its financial obligations or pay dividends is dependent on the ability of its subsidiaries to distribute funds to it. In addition, the terms of the Exit Financing Facilities restrict the ability of OIN, OBS and their respective subsidiaries to distribute funds to Overseas Shipholding Group, Inc.

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

Vessels:

At December 31, 2015, the Company owned or operated an aggregate of 79 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

See Note 21, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

37	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s common stock was listed for trading in the over-the-counter (“OTC”) market under the trading symbol “OSGIQ” from November 12, 2012 through August 5, 2014. Pursuant to an order by the Bankruptcy Court, the Company suspended trading of the Company’s common stock in the OTC market on June 3, 2014 in order to ensure that all trades in those securities would be able to settle no later than the June 6, 2014 voting record date for the Company’s reorganization plan. At emergence from bankruptcy on August 5, 2014, the Company’s common stock was cancelled and the Company issued Class A and Class B common stock (See Item 8, “Financial Statements and Supplementary Data,” Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” and Note 14, “Capital Stock and Stock Compensation,” for additional information relating to the Company’s emergence from bankruptcy and capital structure, respectively). The Company’s Class B common stock was subsequently approved for listing on the NYSE MKT on October 9, 2014 under the trading symbol “OSGB”. The Company’s Class A common stock was also approved for listing on the NYSE MKT on December 1, 2015 and began trading under the symbol “OSG” on December 1, 2015.

The following table summarizes (i) the quarterly high and low closing sales prices of the Company’s Class A common stock (OSG) as reported on the NYSE MKT since December 1, 2015 and Class B common stock (OSGB) as reported on the NYSE MKT since October 9, 2014 and (ii) the quarterly high and low bid quotations of the Company’s common stock as reported on the OTC market (OSGIQ) for the period from January 1, 2014 through June 3, 2014 (the date trading was suspended by the Company). The OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. OSGIQ common stock quotations are not reported for the third quarter of 2014 due to the suspension of trading on June 3, 2014 and the cancellation of the Company’s common stock effective August 5, 2014. No quotations are reported for the Class B common stock for the third quarter of 2014 due to the absence of an established published trading market. Class A common stock quotations are only reported for the fourth quarter of 2015 as there was no established published trading market prior to December 1, 2015.

	Class A common stock (OSG)(a)		Class B common stock (OSGB)
2015	High	Low	High	Low
	(In dollars)		(In dollars)
First Quarter	-	-	5.50	4.04
Second Quarter	-	-	4.53	3.32
Third Quarter	-	-	3.94	3.28
Fourth Quarter	3.31	2.65	3.77	3.15

	Class B common stock and Common stock
2014	High	Low
First Quarter (OSGIQ)	8.99	4.70
Second Quarter (OSGIQ)	8.40	5.28
Third Quarter (b)	-	-
Fourth Quarter (OSGB)	6.25	4.60

(a)	Not publicly traded prior to December 1, 2015.
(b)	Not available for the reasons set forth above.

On February 3, 2016, there were 143 stockholders of record of the Company’s Class A common stock and 224 stockholders of record of the Company’s Class B common stock.

38	Overseas Shipholding Group, Inc.

On February 9, 2012, to preserve liquidity and maintain financial flexibility, the Company's then Board of Directors suspended the payment of regular quarterly cash dividends until further notice. The Company has not declared or paid any regular cash dividends since the third quarter of 2011.

On November 20, 2015, the Board of Directors declared a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock and applied for listing of its Class A common stock on the NYSE MKT. In connection with the stock dividend, in accordance with the terms of the outstanding warrants for the Company's Class A and Class B common stock, those warrants were automatically adjusted so that exercising holders will be entitled to receive, upon exercise, additional shares of Class A common stock in respect of the stock dividend.

On February 29, 2016, the Board of Directors declared a cash dividend of $0.08 per share of common stock payable prior to the end of March 2016. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and such other factors as our Board of Directors may deem relevant. In addition, the Company’s ability to pay cash dividends in the future may be limited by certain of the Company’s loan agreements.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between October 9, 2014 and December 31, 2015 comparing the percentage change in the cumulative total stockholder return on the Company’s Class A common stock and Class B common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Frontline Ltd., Teekay Tankers, Ltd., Kirby Corporation, Tsakos Energy Navigation Limited, Ship Finance International Limited, Nordic American Tankers Limited, DHT Holdings, Inc., Matson, Inc., Ardmore Shipping Corporation, Scorpio Tankers, Inc. and the Company, referred to as the Peer Group index. The Company believes that this peer group index is relevant for comparative purposes.

STOCK PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN*

THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s Class A common stock and Class B common stock and each index was $100 on October 9, 2014 (December 1, 2015 for the Class A common stock) and that all dividends were reinvested.

39	Overseas Shipholding Group, Inc.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s Class A common stock that may be issued under the Management Incentive Compensation Plan and the Non-Employee Director Incentive Compensation Plan.

Purchase of Equity Securities

See Note 14, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for a description of Class A and Class B warrants exercised in exchange for Class A and Class B common stock, which is incorporated by reference in this Part I, Item 5.

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over the next 24 months, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. The following table summarizes of purchases made by the Company pursuant to the authorized buyback program during the three months ended December 31, 2015:

	Class A common stock shares repurchased	Class A warrants repurchased	Average purchase price	Total number of shares purchased under the program	Maximum number of shares and warrants that may still be purchased under the program(1)
October 2015	-	-	-	-
November 2015	-	-	-	-
December 2015	-	1,219,202	$2.98	1,219,202
	-	1,219,202	$2.98	1,219,202	65,894,892

(1)	Represents remaining buyback authorization divided by the average purchase price ($2.98) of equity securities repurchased to-date.

Reverse Stock Split Authorization

At our annual meeting of stockholders held on June 9, 2015, our stockholders approved an amendment to our amended and restated certification of incorporation to reflect a reverse split of Class A common stock and Class B common stock at one of three ratios, 1-for-4, 1-for-5 or 1-for-6, and a corresponding reduction in the number of authorized shares. Our stockholders further authorized the Board of Directors to determine both the timing of and the ratio at which the reverse split would be effected and to file an appropriate amendment to our Certification of Incorporation. This authorization will expire if no amendment is filed with the Secretary of State of Delaware by the time of our next annual meeting of stockholders in June 2016.

40	Overseas Shipholding Group, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. The unaudited selected consolidated financial data for the years ended December 31, 2015, 2014 and 2013, and at December 31, 2015 and 2014, are derived from the audited consolidated financial statements of the Company set forth in Item 8, “Financial Statements and Supplementary Data,” which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The unaudited selected consolidated financial data for the years ended December 31, 2012 and 2011 and at December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements of the Company not appearing in this Annual Report, which have also been audited by PricewaterhouseCoopers LLP.

This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As discussed in Note 14, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” the Company’s board of directors approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015 (the “record date”), received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company is required to adjust the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in capital structure. Accordingly, amounts previously reported in 2014 with respect to earnings per share, equity per share and weighted average outstanding Class A shares have been restated where appropriate.

41	Overseas Shipholding Group, Inc.

In thousands, except per share amounts and as otherwise stated

	2015	2014	2013	2012	2011
Shipping revenues	$964,506	$957,434	$1,015,996	$1,137,134	$1,049,531
Income/(loss) from vessel operations	281,297	95,102	(367,198)	(379,233)	(142,188)
Income/(loss) before reorganization items and income taxes	191,120	(95,608)	(325,805)	(440,482)	(199,377)
Reorganization items, net	(8,052)	(171,473)	(327,170)	(41,113)	-
Income/(loss) before income taxes	183,068	(267,081)	(652,975)	(481,595)	(199,377)
Net income/(loss)	283,960	(152,273)	(638,230)	(480,114)	(201,363)
Depreciation and amortization	157,813	151,758	176,276	201,284	179,721
Net cash provided by/(used by) operating activities	299,072	(727,149)	141,896	(32,899)	(61,061)
Cash and cash equivalents	502,836	389,226	601,927	507,342	54,877
Restricted cash	10,583	53,085	-	-	-
Restricted cash - non-current	8,989	70,093	-	-	-
Total vessels, deferred drydock and other property at net book amount	2,180,100	2,275,630	2,416,600	2,911,706	3,292,946
Total assets (a)	3,274,952	3,431,179	3,639,030	4,043,535	3,993,545
Debt (b)	1,330,805	1,668,667	2,561,650	2,574,381	2,065,892
Reserve for deferred income taxes and unrecognized tax benefits (a)	210,715	312,485	625,698	712,250	720,082
Total equity/(deficit)	1,580,488	1,286,087	(60,247)	534,246	1,002,292
Per share amounts:
Basic and Diluted net income/(loss) - Class A and Class B	0.49	(0.60)	-	-	-
Basic and Diluted net loss - Common Stock	-	-	(20.94)	(15.82)	(6.67)
Equity per share	2.72	2.21	(1.96)	17.28	32.90
Cash dividends paid	-	-	-	-	1.53
Weighted average shares outstanding (in thousands) for:
Basic earnings per share
Class A (c)	573,507	234,082	-	-	-
Class B and common stock (d)	7,922	21,372	30,483	30,339	30,228
Diluted earnings per share
Class A (c)	573,775	234,082	-	-	-
Class B and common stock (d)	7,922	21,372	30,483	30,339	30,228
Other data:
Time charter equivalent revenues (e)	924,848	761,359	763,328	840,846	790,201
EBITDA (f)	454,216	117,168	(476,349)	(186,890)	60,242
Adjusted EBITDA (f)	491,164	298,556	235,389	128,745	58,182

(a)	Total assets and reserve for deferred income taxes and unrecognized tax benefits as of December 31, 2015, 2014 and 2013 reflect the Company’s adoption of Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires the classification of deferred tax liabilities and assets to be presented net on a jurisdictional basis, as noncurrent amounts.

(b)	Amounts do not include debt of affiliated companies in which the Company participates. 2013 and 2012 balances were included in liabilities subject to compromise on the respective consolidated balance sheet.

(c)	The weighted average shares outstanding for Class A common stock basic and diluted earnings per share was calculated using no Class A common stock and no Class A warrants outstanding for the period January 1, 2014 through August 4, 2014. For the period from August 5, 2014 through December 31, 2014, proceeds from warrant exercises are ignored, and shares issuable upon Class A warrant exercise are included in the calculation of Class A basic weighted average shares outstanding for the period as management deemed the exercise price for the Class A warrants of $0.01 per share to be nominal. 342,254,291 shares of Class A common stock and 231,168,774 Class A warrants were used in calculating the weighted average shares outstanding for the period August 5, 2014 through December 31, 2014. As of December 31, 2015 there were 364,708,292 shares of Class A common stock outstanding and 208,162,406 Class A warrants outstanding, as adjusted for the impact of the stock dividend declared on November 20, 2015. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of December 31, 2015, there were 2,070,954 shares of Class A restricted stock units and 1,611,229 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2014 there were 209,439 shares of Class A restricted stock units and 517,369 Class A stock options outstanding and considered to be potentially dilutive securities.

42	Overseas Shipholding Group, Inc.

(d)	The weighted average shares outstanding for Class B common stock and common stock basic and diluted earnings per share was calculated using the common shares outstanding for each of the years in the three year period ended December 31, 2013 and for the period January 1, 2014 through August 4, 2014. For the period August 5, 2014 through December 31, 2014 and for the year ended December 31, 2015, it includes Class B common stock outstanding and Class B warrants outstanding. Proceeds from warrant exercises are ignored, and shares issuable upon Class B warrant exercise are included in the calculation of Class B basic weighted average shares outstanding for the period as management deemed the exercise price for the Class B warrants of $0.01 per share to be nominal. As of December 31, 2015 and 2014, there were 526,338 and 2,908,149 Class B warrants outstanding, respectively.

(e)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

For the year ended December 31,	2015	2014	2013	2012	2011
Time charter equivalent revenues	$924,848	$761,359	$763,328	$840,846	$790,201
Add: Voyage expenses	39,658	196,075	252,668	296,288	259,330
Shipping revenues	$964,506	$957,434	$1,015,996	$1,137,134	$1,049,531

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

(f)	EBITDA represents net income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income/(loss) or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

a.	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

b.	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

c.	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

While EBITDA and Adjusted EBITDA are frequently used by companies as a measure of operating results and performance, neither of those items as prepared by the Company is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The following table reconciles net income/(loss), as reflected in the consolidated statements of operations, to EBITDA and Adjusted EBITDA:

43	Overseas Shipholding Group, Inc.

For the year ended December 31,	2015	2014	2013	2012	2011
Net income/(loss)	$283,960	$(152,273)	$(638,230)	$(480,114)	$(201,363)
Income tax (benefit)/provision	(100,892)	(114,808)	(14,745)	(1,481)	1,986
Interest expense	113,335	232,491	350	93,421	79,898
Depreciation and amortization	157,813	151,758	176,276	201,284	179,721
EBITDA	454,216	117,168	(476,349)	(186,890)	60,242
Technical management transition costs	39	3,427	-	-	-
Severance and relocation costs	-	17,020	3,097	3,163	-
Goodwill and other intangibles impairment charge	-	-	16,214	-	-
(Gain)/loss on disposal of vessels and other property, including impairments	(4,251)	(10,532)	365,257	271,359	(2,060)
Loss on repurchase of debt	26,516	-	-	-	-
Other costs associated with repurchase of debt	3,099	-	-	-	-
Write-off of registration statement costs	3,493	-	-	-	-
Reorganization items, net	8,052	171,473	327,170	41,113	-
Adjusted EBITDA	$491,164	$298,556	$235,389	$128,745 (1)	$58,182

(1)	Includes $40,400 recognized in shipping revenues during 2012 in relation to the termination, settlement and replacement agreement with Sunoco.

44	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2015 and 2014 and its results of operations comparing the years ended December 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a leading provider of ocean transportation services for crude oil and refined petroleum products, and the only major tanker company to operate in both the U.S. Flag and International Flag fleet markets. We operate our vessels in two strategic business units: we serve the U.S. Flag market through our subsidiary OBS and the International Flag market through our subsidiary OIN. Our U.S. Flag business operates as a single reportable segment. Our International Flag business includes two reportable segments: International Crude Tankers and International Product Carriers. Revenues from our U.S. Flag segment constituted 49% of our total time charter equivalent (“TCE”) revenues in 2015. Revenues from our International Flag fleet constituted 51% of our total TCE revenues in 2015, with 33% of our TCE revenues generated by our International Crude Tankers segment and 19% generated by our International Product Carriers segment.

The Company’s operating fleet as of December 31, 2015, consisted of 79 vessels aggregating 7.4 million dwt and 864,800 cbm, including 17 vessels that have been chartered-in under operating leases. The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Our 24-vessel U.S. Flag fleet includes tankers and ATBs, of which 22 operate under the Jones Act and two operate internationally and participate in the MSP. Our 55-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers, as well as two FSO vessels and four LNG Carriers operated by our international joint ventures (collectively, the “JV Vessels”). Revenues from our U.S. Flag fleet and the JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. We have significantly increased the proportion of our International Flag vessels that are employed via commercial pools since January 1, 2014, resulting in a substantial increase in pool revenues and substantial decreases in voyage charter revenues and voyage expenses. We derived approximately 54% of our total TCE revenues in the spot market for 2015.

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

As part of an overall strategy to position the Company to successfully emerge from Chapter 11 with a smaller, more-concentrated fleet without the need for costly systems, multiple offices and the associated expenses, we embarked on an organizational restructuring process that notably involved (i) rejecting 25 executory contracts relating to above-market charter agreements (17 of the vessels were redelivered and 8 were renegotiated), (ii) exiting our full service International Crude Tankers Lightering business to focus only on ship-to-ship Lightering services, (iii) outsourcing the technical and commercial management of our International Flag conventional tanker fleet and (iv) deleveraging our balance sheet by using a combination of cash on hand and proceeds from two exit financing facilities and an equity offering to pay down $2,131,290 of our pre-petition debt obligations of $2,577,290 (gross of original issue discount). As of December 31, 2015, our total debt (including the Exit Financing Facilities) was $1,330,805. We believe these actions have positioned us to compete more effectively in the markets in which we operate.

See Item 8, “Financial Statements and Supplementary Data,” Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for additional information relating to the Company’s emergence from bankruptcy and capital structure, respectively.

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

45	Overseas Shipholding Group, Inc.

The International Energy Agency (“IEA”) estimates global oil consumption for the fourth quarter at 95.3 million barrels per day (“b/d”) an increase of 1.3 million b/d, or 1.4%, over the same quarter in 2014. The increase was mainly caused by higher demand in non-OECD areas. The estimate for global oil consumption for all of 2015 is 94.6 million b/d, an increase of 1.9%. OECD demand in 2015 is estimated to have increased by 1.1% to around 46.2 million b/d.

Global oil production in the fourth quarter of 2015 reached 97.2 million b/d, an increase of 2.1 million b/d over the fourth quarter of 2014. OPEC crude oil production levels averaged 32.2 million b/d in the fourth quarter of 2015, the same level as in the third quarter of 2015, but up from 30.3 million b/d in the fourth quarter of 2014. Non-OPEC production growth, increased by a more modest 0.1 million b/d in the fourth quarter of 2015 compared with the fourth quarter of 2014 to reach 58.4 million b/d. Driven by lower crude oil prices in 2015, oil production in the U.S. decreased by 0.2 million b/d from 13.0 million b/d in the third quarter of 2015 to 12.8 million b/d in the fourth quarter, although this was still an increase of 0.5 million b/d compared with the fourth quarter of 2014.

U.S. refinery throughput increased by about 0.2 million b/d in the fourth quarter of 2015 compared with the comparable quarter in 2014. Crude oil imports, however, decreased by about 0.1 million b/d as local production growth more than offset the change in crude runs. U.S. imports from OPEC countries increased by 0.5 million b/d in the fourth quarter of 2015 compared with the comparable quarter in 2014.

Chinese imports of crude oil increased by 8.8% during 2015, averaging 6.7 million b/d. This had a continued positive impact on VLCC rates in 2015.

During the fourth quarter of 2015, the tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 3.2 million dwt as the crude fleet increased by 1.7million dwt and the product carrier fleet expanded by 1.5 million dwt. Year over year, the size of the tanker fleet increased by 16.7 million dwt with VLCCs and MRs increasing by 6.1 million dwt and 6.5 million dwt, respectively. In addition, the Aframax fleet expanded by 2.9 million dwt and the Suezmax fleet increased by 1.4 million dwt, while the Panamax fleet decreased by 0.2 million dwt.

During the fourth quarter of 2015, the tanker orderbook increased by 6.6 million dwt, led by crude tankers (VLCCs increased by 2.5 million dwt, Suezmaxes by 1.3 million dwt and Aframaxes by 2.5 million dwt). The MR orderbook decreased by 0.1 million dwt as ships under construction are being delivered with few new orders. Year over year, the total tanker orderbook gained 25.2 million dwt attributable primarily to increases in the VLCC, Aframax and Suezmax fleets with smaller increases in the Panamax orderbooks. On the other hand, the MR orderbook has decreased by 3.7 million dwt year over year.

VLCC freight rates showed great volatility during the fourth quarter of 2015, driven by a general tightness in tonnage availability and lower bunker prices. Other crude segments followed the VLCC lead, although the smaller ships did not demonstrate as much volatility. On the clean products side, MR rates benefitted from high refinery utilization and the same fundamentals that affected the crude tanker markets.

Spot TCE rates for prompt Jones Act Product Carriers and large ATBs averaged $80,200 and $54,900 per day, respectively, during 2015, representing decreases of 15% and 9%, respectively, for each class of vessel compared with average rates of $94,500 and $60,350 per day, respectively, for 2014. These are estimated rates because there was little spot market activity in 2015 as nearly all vessels were committed to time charters. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage. The decrease in 2015 compared with 2014 can be attributed to market uncertainty created by the decline in oil prices and the realization by the third quarter of 2014 that low oil prices would persist for a long period and to what degree that such sustained low prices might cause U.S. crude oil production to decline. The average monthly rate of production from the Eagle Ford formation decreased 374,000 b/d, or 22%, in December 2015 compared with December 2014. Eagle Ford crude is transported through pipeline infrastructure to Corpus Christi, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi and the Philadelphia area.

Estimated spot TCE rates declined slightly in the fourth quarter of 2015 to average $68,500 and $47,000 per day for Jones Act Product Carriers and large ATBs, respectively. Adding to the market uncertainty in the fourth quarter of 2015 was increasing speculation about the lifting of the crude oil export ban, which occurred on December 18, 2015.

As of December 31, 2015, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 79 vessels. There were seven deliveries and one vessel scrapped during 2015. The deliveries included three Product Carriers and four ATBs. The vessel scrapped was a 165,000 barrel ATB. In addition to the 79 vessels mentioned above, there are two late-1970s-built Alaskan crude tankers that were sold by Exxon to competitors and redeployed into the lower-48 coastwise trade during 2015.

46	Overseas Shipholding Group, Inc.

The industry’s firm Jones Act orderbook as of December 31, 2015, with deliveries scheduled through the fourth quarter of 2017 consisted of 20 vessels (13 Product Carriers and seven large ATBs). Options for an additional three ATBs remain open.

Delaware Bay lightering volumes averaged 105,000 b/d in 2015 compared with 97,000 b/d in 2014. In the fourth quarter of 2015, lightering volumes increased significantly to average 142,000 b/d compared with 86,000 b/d in the fourth quarter of 2014. The increase resulted from Delaware Bay refineries increased crude oil imports in the second half of 2015 as the use of more costly crude by rail declined.

RESULTS FROM VESSEL OPERATIONS

During 2015, income from vessel operations improved by $186,195 to $281,297 from $95,102 in 2014. This increase reflects the impact of a significant strengthening of TCE revenues, declining charter hire expense, and decreases in severance and technical management transition costs and general and administrative expense. Such impacts were partially offset by period-over-period increases in vessel expenses and depreciation and amortization, and a reduction in gains on vessel sales in the current year.

TCE revenues increased in 2015 by $163,489, or 21%, to $924,848 from $761,359 in 2014. The increase was primarily due to (i) a strengthening of rates in all of the International Flag sectors, most significantly in the VLCC and Handysize Product Carrier fleets and (ii) continued strength in the Jones Act market benefitting the U.S. Flag segment, which generally allowed us to renew or extend expiring time charters at higher rates during 2014 and 2015. These positive factors were partially offset by a 3,806 day decrease in revenue days during 2015, which was driven by (i) fewer chartered-in days in the current year, (ii) the Company’s reduced participation in the full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014, and (iii) the sale of two VLCCs and one Panamax in December 2014, and one Handysize Product Carrier in July 2015.

The decrease in charter hire expense in 2015 compared with 2014 was principally the result of the redeliveries of ten vessels (eight Aframaxes, one Suezmax and one MR) at the expiry of their short-term time charters in 2014. Also contributing to the decrease was the redelivery of one additional MR upon its time charter’s expiration in March 2015.

The increase in 2015 vessel expenses resulted primarily from (i) reactivation and operating costs incurred in conjunction with the Company’s ULCC being taken out of lay-up in the first quarter of 2015 and commencing a time charter in April 2015, (ii) incremental costs relating to the redelivery of one of the Company’s Panamaxes that had previously been bareboat chartered-out, (iii) the recording of a $1,450 reserve in 2015 for an assessment by a multi-employer defined benefit pension plan covering British crew members that served onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago, (iv) the Company taking delivery of a newbuild LR2 in the second quarter of 2014, and (v) technical management fees paid to V.Ships. As discussed in further detail in Note 19, “Severance and Relocation Costs and Agreements with Executive Officers,” the Company began transferring management of its International Flag conventional tankers to V.Ships in March 2014 and completed the transfers by September of 2014. Vessel operating expenses in 2015 included approximately $7,200 in technical management fees, compared with approximately $4,100 in 2014. These increases in vessel expense were more than offset by a decrease in the cost of providing technical and commercial management by the Company’s shore-based staff that were previously included in general and administrative expenses.

The increase in depreciation and amortization in 2015 compared with 2014 was primarily due to (i) a reduction in the useful lives of certain vessels in the Company’s fleet of rebuilt Jones Act ATBs, as such change in accounting estimate was effective on October 1, 2015, (ii) a full year’s amortization of costs incurred in 2014 to convert a conventional Jones Act Handysize Product Carrier into a shuttle tanker, and (iii) the LR2 newbuild delivery referred to above. Such factors were partially offset by the impact of the vessel sales noted above.

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

The decrease in charter hire expense in 2014 compared with the prior year reflected the Company’s rejection of leases and redelivery of 15 time and bareboat chartered-in International Flag vessels between early-January 2013 and mid-April 2013. Such rejections were executed as part of the Company’s Chapter 11 restructuring process. In addition to the rejected charters, five Suezmaxes were redelivered to their owners by the Company at the expiry of their respective charters after the first quarter of 2013. Also contributing to the decrease were the redeliveries of ten vessels at the expiry of their short-term time charters-in in 2014, as discussed above.

The lower depreciation expense in 2014 was primarily the result of reductions in vessel bases that resulted from impairment charges aggregating $365,976 recorded by the Company on 15 International Flag vessels in the fourth quarter of 2013.

47	Overseas Shipholding Group, Inc.

Offsetting these favorable variances was a decrease in TCE revenues of $1,969, or 0.3%, to $761,359 in 2014 from $763,328 in 2013. This decrease was due to (i) a significant decrease in revenue days of 4,158 days reflecting the vessel redeliveries discussed above as well as the Company’s reduced participation in the full service International Flag Lightering business and (ii) a weakening of rates in the International Flag Handysize Product Carrier fleet. These negative factors were substantially offset by a strengthening in rates throughout the International Crude Tankers segment, particularly in the Aframax and VLCC fleets, along with the strength in the Jones Act market that benefitted the U.S. Flag segment.

See Note 5, “Business and Segment Reporting,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “—Equity in Income of Affiliated Companies.”

48	Overseas Shipholding Group, Inc.

International Crude Tankers

	2015	2014	2013
TCE revenues	$304,182	$228,295	$209,876
Vessel expenses	(86,174)	(79,270)	(88,719)
Charter hire expenses	(8,821)	(27,283)	(62,877)
Depreciation and amortization	(51,347)	(56,210)	(76,086)
Income/(loss) from vessel operations	$157,840	$65,532	$(17,806)
Average daily TCE rate (a)	$36,839	$19,836	$14,699
Average number of owned vessels (b)	24.0	27.8	28.5
Average number of vessels chartered-in under operating leases	0.2	5.5	12.1
Number of revenue days: (c)	8,257	11,509	14,278
Number of ship-operating days: (d)
Owned vessels	8,760	10,134	10,388
Vessels bareboat chartered-in under operating leases	-	217	429
Vessels time chartered-in under operating leases	-	1,555	3,401
Vessels spot chartered-in under operating leases	73	246	604

(a)	Income/(loss) from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs, gain/(loss) on disposal of vessels and impairment charges.
(b)	The average is calculated to reflect the addition and disposal of vessels during the year.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up. Revenue days are weighted to reflect the Company’s interest in chartered-in vessels.
(d)	Ship-operating days represent calendar days.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2015, 2014 and 2013 between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the Commercial Pools or commercial joint ventures in which the segment’s vessels participate.

	2015		2014		2013
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$39,000	$-	$-	$7,952	$-
Revenue days	-	275	-	-	90	-
VLCCs: (a)
Average rate	$54,591	$-	$25,803	$16,748	$18,519	$17,630
Revenue days	2,672	-	3,484	10	3,494	146
Suezmaxes:
Average rate	$-	$-	$15,603	$-	$10,852	$18,410
Revenue days	-	-	38	-	821	14
Aframaxes: (b)
Average rate	$34,042	$-	$20,440	$-	$12,277	$15,394
Revenue days	2,439	-	3,702	-	4,145	13
Panamaxes:
Average rate	$25,226	$15,462	$22,414	$12,064	$17,638	$11,172
Revenue days	1,432	1,362	1,443	1,765	1,787	1,398

(a)	The average rates reported in the above tables for VLCCs in 2014 and 2013 represent VLCCs less than 15 years of age. The average spot TCE rates earned by the Company's VLCCs on an overall basis during 2014 and 2013 were $24,358 and $17,983, respectively.

(b)	The 2015 average rates reported for Aframaxes exclude TCE revenue from the Company's International Flag Lightering business. The average rates and related days previously reported in 2014 and 2013 have been adjusted to exclude the Company's International Flag Lightering business for comparative purposes.

49	Overseas Shipholding Group, Inc.

During 2015, TCE revenues for the International Crude Tankers segment increased by $75,887, or 33%, to $304,182 from $228,295 in 2014. This increase resulted from a strengthening in average daily rates across all fleets in the segment, with the substantial increase in rates in the VLCC sector being the primary driver of the revenue growth. Further contributing to the increase was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which has subsequently been extended for another 12 months. Partially offsetting the stronger rates was a 3,252-day decrease in revenue days. The decrease in revenue days reflects a contraction in the International Crude Tankers Lightering fleet associated with reductions in the Company’s full service International Flag Lightering business upon the expiry of its Lightering contracts in September 2014. Such reduction included the sales of two 1994-built Aframaxes that had been utilized in the International Flag Lightering business, one in March 2014 and the second in September 2014. Also contributing to the decrease in revenue days were 1,289 fewer chartered-in days in the Aframax fleet, as well as the Company’s sale of a 1996-built VLCC, a 1997-built VLCC and a 2004-built Panamax in December 2014, and a 356-day increase in drydock and repair days in 2015 compared with 2014.

Vessel expenses increased by $6,904 to $86,174 in 2015 from $79,270 in 2014. The increase in vessel expenses reflects a reserve of $1,450 recorded in the third quarter of 2015 for an assessment by the Merchant Navy Ratings Pension Fund (“MNRPF”). The MNRPF is a multi-employer defined benefit pension plan covering British crew members that served onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as OSG that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. Also contributing to the variance in vessel expenses were management fees paid to V.Ships; along with increases in expenses associated with the reactivations in the first quarter of 2015 of the ULCC discussed above, and one of the Company’s Panamaxes that had previously been bareboat chartered-out. Such increases were partially offset by a 1,591-day decrease in owned and bareboat chartered-in vessels resulting from the fleet changes noted above. Charter hire expenses decreased by $18,462 to $8,821 in 2015 from $27,283 in 2014, resulting from a decrease of 1,945 chartered-in days in the current year, driven principally by the return of vessels discussed above. The only vessels in the segment that were time chartered-in by the Company during 2015 were workboats employed in the International Flag Lightering business. Depreciation expense decreased by $4,863 to $51,347 in 2015 from $56,210 in 2014, reflecting the 2014 vessel sales noted above.

Excluding depreciation and amortization expenses, operating results for the International Crude Tankers Lightering business for 2015 were approximately $3,000 lower than the prior year. Weaker results reflect, in part, reductions in the size of the Lightering business’ owned and chartered-in fleet due to the reduction in full service Lightering activities.

During 2014, TCE revenues for the International Crude Tankers segment increased by $18,419, or 9%, to $228,295 from $209,876 in 2013. This increase in TCE revenues resulted from higher average rates across all fleets in the segment, with the increased rates in the Aframax and VLCC sectors being the primary drivers. Partially offsetting the strengthened rates was a 2,769-day decrease in revenue days. The decrease in revenue days reflects a reduction in the International Crude Tankers Lightering fleet associated with the Company’s reduced participation in the full service International Flag Lightering business, as discussed above. Also contributing to the decrease in revenue days were fewer chartered-in days in the Aframax and Suezmax fleets of 1,121 and 797, respectively, as well as the Company’s sale of three vessels in the fourth quarter of 2014, as detailed above.

Vessel expenses decreased by $9,449 to $79,270 from $88,719 in 2013. The decrease in vessel expense is due to a 466-day decrease in owned and bareboat chartered-in vessels, along with a decrease in average daily vessel expenses of $550. The reduction in days reflects the vessel sales described above. The decreased average daily vessel expenses were driven by lower crew and insurance costs, and the timing of the delivery of spares, partially offset by the technical management fees paid to V.Ships. Charter hire expenses decreased by $35,594 to $27,283 in 2014 from $62,877 in 2013, primarily resulting from a decrease of 2,416 chartered-in days in 2014. Such decrease was driven by the return of the Suezmaxes and Aframaxes discussed above, along with the reduction in the International Flag Lightering chartered-in fleet. Depreciation expense decreased by $19,876 to $56,210 from $76,086 in 2013, reflecting the impact of reductions in vessel bases that resulted from impairment charges on 13 vessels in the segment recorded in the fourth quarter of 2013.

Excluding depreciation and amortization expenses, operating results for the International Crude Tankers Lightering business for 2014 were approximately $4,121 lower than 2013. Weaker results reflected, in part, reductions in the size of the Lightering business’ owned and chartered-in fleet due to the Company’s ceasing providing full service Lightering in September 2014 and lower numbers of service-only lighterings following the announcement of the intent to exit the full service business. The decreases were partially offset by lower charter hire expenses due to the return of several workboats to their owners after the first quarter of 2013.

50	Overseas Shipholding Group, Inc.

International Product Carriers

	2015	2014	2013
TCE revenues	$171,608	$118,669	$149,349
Vessel expenses	(58,118)	(54,711)	(46,693)
Charter hire expenses	(27,981)	(33,679)	(49,920)
Depreciation and amortization	(28,763)	(26,850)	(30,226)
Income from vessel operations	$56,746	$3,429	$22,510
Average daily TCE rate	$19,043	$12,544	$14,336
Average number of owned vessels	18.6	18.4	18.0
Average number of vessels chartered-in under operating leases	7.2	8.3	10.9
Number of revenue days	9,012	9,460	10,418
Number of ship-operating days:
Owned vessels	6,782	6,730	6,570
Vessels bareboat chartered-in under operating leases	1,095	1,095	1,100
Vessels time chartered-in under operating leases	1,530	1,934	2,868

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2015, 2014 and 2013 between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the commercial joint ventures in which certain of the segment’s vessels participate.

	2015		2014		2013
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Aframax Product Carriers:
Average rate	$32,075	$-	$16,094	$-	$-	$-
Revenue days	365	-	146	-	-	-
Panamax Product Carriers:
Average rate	$27,465	$17,337	$27,050	$13,829	$17,089	$12,568
Revenue days	327	929	374	1,063	823	729
Handysize Product Carriers:
Average rate	$19,490	$7,004	$12,036	$10,630	$14,428	$12,930
Revenue days	6,949	442	7,101	776	7,927	939

During 2015, TCE revenues for the International Product Carriers segment increased by $52,939, or 45%, to $171,608 from $118,669 in 2014. This increase in TCE revenues resulted primarily from a significant year over year increase in average daily blended rates earned by the Handysize Product Carrier fleet. Partially offsetting the stronger rates for the Handysize Product Carrier fleet was a 404-day decrease in revenue days, as two time chartered-in vessels were returned to their owners at the expiry of their charters. Also contributing to the increased TCE revenues was the delivery of a newbuild LR2 in July 2014.

International Product Carriers segment vessel expenses increased by $3,407 to $58,118 in 2015 from $54,711 in 2014. Such variance reflects an increase of owned and bareboat chartered-in days of 52 days, primarily attributable to the LR2 delivery discussed above, partially offset by the sale of a 1998-built Handysize Product Carrier in July 2015. Also contributing to the variance was an increase in average daily vessel expenses of $404 per day, which primarily related to management fees paid to V.Ships, higher crew costs, and the timing of the delivery of stores and spares. Charter hire expenses decreased by $5,698 to $27,981 in 2015 from $33,679 in 2014 reflecting 404 fewer chartered-in days in the Handysize Product Carrier fleet, as vessels were returned to their owners at the expiry of their charters. Depreciation and amortization increased by $1,913 to $28,763 in 2015 from $26,850 in 2014, principally due to the LR2 delivery discussed above.

During 2014, TCE revenues for the International Product Carriers segment decreased by $30,680, or 21%, to $118,669 from $149,349 in 2013. This decrease resulted from a combination of a decrease in average daily blended rates earned by the Handysize Product Carriers and a 958-day decrease in revenue days. The reduction in revenue days was primarily driven by the Company’s redelivery of 14 vessels (two chartered-in Panamax Product Carriers and 12 chartered-in Handysize Product Carriers) during the first four months of 2013 in conjunction with its Chapter 11 restructuring process and a 165-day increase in drydock and repair days in 2014 compared with 2013. The delivery of a newbuild LR2 in July 2014 and increased daily rates in the Panamax Product Carrier fleet somewhat mitigated the decrease in TCE revenues for the Handysize Product Carriers.

51	Overseas Shipholding Group, Inc.

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

U.S. Flag

	2015	2014	2013
TCE revenues	$449,058	$414,373	$400,878
Vessel expenses	(138,179)	(135,079)	(129,704)
Charter hire expenses	(91,875)	(91,061)	(90,595)
Depreciation and amortization	(76,431)	(66,584)	(67,146)
Income from vessel operations	$142,573	$121,649	$113,433
Average daily TCE rate	$54,035	$49,231	$46,783
Average number of owned vessels	14.0	14.0	14.0
Average number of vessels chartered-in under operating leases	10.0	10.0	10.0
Number of revenue days	8,311	8,417	8,569
Number of ship-operating days:
Owned vessels	5,110	5,110	5,110
Vessels bareboat chartered-in under operating leases	3,653	3,650	3,650
Vessels time chartered-in under operating leases	-	8	-

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2015, 2014 and 2013 between spot and fixed earnings and the related revenue days.

	2015		2014		2013
	Spot	Fixed	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$64,350	$-	$58,478	$-	$56,098
Revenue days	-	4,260	-	4,205	-	4,311
Non-Jones Act Handysize Product Carriers:
Average rate	$29,453	$15,958	$27,487	$13,528	$28,815	$-
Revenue days	535	164	656	73	724	-
ATBs:
Average rate	$-	$38,605	$-	$35,372	$29,380	$33,251
Revenue days	-	2,700	-	2,750	311	2,485
Lightering:
Average rate	$79,209	$-	$70,316	$-	$63,016	$-
Revenue days	652	-	733	-	738	-

During 2015, TCE revenues for the U.S. Flag segment increased by $34,685, or 8%, to $449,058 from $414,373 in 2014. This increase reflects the strength of the Jones Act market, which allowed the Company’s Jones Act Handysize Product Carriers and ATBs to generally achieve higher rates on new or extended time charters upon the expiry of existing time charters through the first half of 2015. Contributing to an increase in TCE revenues in the second half of 2015 was the June 2015 commencement of a ten-year time charter out entered into by one of the Company’s Jones Act Product Carriers that had been converted into a shuttle tanker. As of December 31, 2015, the minimum average remaining terms of the current time charters and COAs for the Company’s Jones Act Handysize Product Carriers and ATBs were 2.2 and 1.5 years, respectively.

52	Overseas Shipholding Group, Inc.

U.S. Flag vessel expenses increased by $3,100 to $138,179 in 2015 from $135,079 in 2014, primarily due to an increase in average daily vessel expenses of $654 per day, which resulted principally from higher crew costs. U.S. Flag depreciation expense increased by $9,847 to $76,431 in 2015 from $66,584 in 2014. Such increase reflects (i) the depreciation of costs incurred in 2014 to convert the conventional Jones Act Handysize Product Carrier referred to above into a shuttle tanker, (ii) the impact on amortization of drydock costs incurred during 2015, which were approximately $16,000 higher than drydock costs incurred during 2014 as more vessels were drydocked in 2015 and (iii) the reduction in useful lives of the Company’s rebuilt Jones Act ATBs. As discussed in Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements, effective October 1, 2015, the useful lives of certain of the Company’s rebuilt Jones Act ATBs were shortened to end at the date of their next special survey in 2019 and 2020. This reduction in useful lives is expected to increase depreciation expense by approximately $3,600 per quarter, or $14,400 per year, subsequent thereto for the U.S. Flag segment.

During 2014, TCE revenues for the U.S. segment increased by $13,495, or 3%, to $414,373 from $400,878 in 2013. The increase was attributable to the strong rate environment in the U.S. Flag market, which allowed the Company’s ATBs to operate entirely on time charters at robust rates during 2014. Incremental revenue was also earned in 2014 relating to coastwise voyages performed by the ATBs employed in the Delaware Bay Lightering business. Such increases more than offset a 160-day increase in drydock and repair days in 2014. The majority of the increase in drydock and repair days related to the period in which the Company converted a bareboat chartered-in Jones Act Handysize Product Carrier to a shuttle carrier.

U.S. Flag vessel expenses increased by $5,375 to $135,079 in 2014 from $129,704 in 2013, primarily due to an increase in average daily vessel expenses of $614 per day, which resulted principally from higher crew costs.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. In December 2015, the annual subsidy was increased and the Company expects to receive $3.9 million for each vessel for 2016, $5.0 million from 2017 through 2020, and $5.2 million beginning in 2021.

General and Administrative Expenses

During 2015, general and administrative expenses decreased by $4,547 to $79,169 from $83,716 in 2014 principally due to the following:

•	a decrease in compensation and benefits for shore-based staff of approximately $7,477 principally attributable (i) the outsourcing of the technical management and certain aspects of commercial management and crew management of the International Flag fleet, and (ii) costs recognized in 2014 related to retention bonus programs put into place as a result of the Company’s bankruptcy filing. This net decrease in employee compensation and benefits includes 2015 period costs totaling $2,547 relating to the new retention bonus plan (noted above) and an increase in share-based compensation expense of $3,406;
•	a decrease in liability insurance of $3,176 principally related to the directors and officers liability insurance costs principally related to the acceleration of insurance costs, since the then-existing coverage ended upon the Company’s emergence from bankruptcy in August 2014, and a one-time premium paid in 2014 for runoff coverage for the former directors and officers of the Company and the removal of certain exclusions in such policy; and
•	a decrease in rent and facility related expenses and travel and entertainment totaling $1,710.

These decreases were partially offset by higher audit related fees of $1,956 and the write-off of $3,493 of costs incurred in connection with a registration statement for a proposed offering of our Class A common stock and $3,099 of third party fees incurred in the fourth quarter of 2015 in connection with the bond tender and consent solicitations.

During 2014, general and administrative expenses decreased by $13,947 to $83,716 from $97,663 in 2013 principally because of the following:

•	a decrease in compensation and benefits for shore-based staff of approximately $15,742 principally attributable to (i) a reduction in the number of shore-based staff as a result of the Outsourcing RIF, (ii) the classification in the 2014 period of 2014 incentive bonus related accruals associated with staff included in the restructuring plan announced in January 2014 as part of severance costs in the accompanying consolidated financial statements and (iii) a decrease in retention bonuses under programs approved by the Bankruptcy Court in late-March 2013. These decreases were partially offset by reductions in management fees (expense reimbursements) paid by the Commercial Pools for which the Company was the commercial manager and the recognition of a higher level of stock compensation forfeitures in 2013 compared with 2014; and
•	a decrease in rent and facility related expenses and travel and entertainment totaling $3,350.

53	Overseas Shipholding Group, Inc.

These decreases were partially offset by the following:

•	higher audit and legal fees of $3,403;
•	higher consulting fees of $1,949 principally attributed to restructuring advisory costs incurred in the period subsequent to the Company’s emergence from bankruptcy, partially offset by lower non-bankruptcy-related tax compliance fees and lower nonrecurring costs incurred during 2014; and
•	an increase in liability insurance of $1,457, principally related to the acceleration of Directors and Officers liability insurance costs in the third quarter of 2014, since the then existing coverage ended upon the Company’s emergence from bankruptcy, and a one-time premium paid in the third quarter of 2014 for runoff coverage, partially offset by the recognition in the 2013 period of the portion of the premium for increased coverage covering the period from the Petition date through March 2013 when such increased coverage was approved by the Bankruptcy Court.

EQUITY IN INCOME OF AFFILIATED COMPANIES

During 2015, equity in income of affiliated companies increased by $7,974 to $49,329 from $41,355 in 2014. This increase was principally as a result of the following: (i) a net increase in revenue earned by the LNG joint venture as a result of a 40-day reduction in offhire days during the year ended December 31, 2015 compared with 2014, which reflected repairs to one of the joint venture’s vessels that was involved in a collision in late December 2013, partially offset by a reserve for performance claims made by the charterer; (ii) a $2,200 reimbursement received from the LNG joint venture’s charterer during 2015 for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts; and (iii) a decrease in interest expense associated with a $78,442 reduction in outstanding LNG and FSO joint venture debt during 2015. In addition, there were increased earnings generated by the FSO joint venture, reflecting, in part, scheduled increases in charter out rates combined with lower vessel operating expenses. During 2014, equity in income of affiliated companies remained relatively flat, increasing by only $461 to $41,355 from $40,894 in 2013.

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

	2015		2014		2013
	Revenue	% of	Revenue	% of	Revenue	% of
	Days	Ownership	Days	Ownership	Days	Ownership
LNG Carriers operating on long-term charters	729	49.9%	708	49.9%	727	49.9%
FSOs operating on long-term charter	365	50.0%	365	50.0%	365	50.0%
Total	1,094		1,073		1,092

INTEREST EXPENSE

The components of interest expense are as follows:

	2015	2014	2013
Interest before impact of interest rate caps	$113,332	$232,491	$350
Impact of interest rate caps	3	-	-
Interest expense	$113,335	$232,491	$350

Interest expense, including administrative and other fees, was $113,335 in 2015 and comprised primarily of $32,669 associated with the Company’s reinstated Unsecured Senior Notes and $80,354 relating to the Exit Financing Facilities.

Interest expense in 2014 reflects interest expense of $92,220, including amounts representing contractual post-petition interest from the Petition Date through the effective date of the Equity Plan associated with the Company’s Unsecured Senior Notes and $32,367 associated with the Company’s Exit Financing Facilities. The balance of interest expense recognized during 2014 represented contractual post-petition interest from the Petition Date through the effective date of the Equity Plan on allowed claims associated with our pre-reorganized OSG loan agreements (excluding reinstated Unsecured Senior Notes) and certain rejected executory contracts. Accordingly, interest expense for the year ended December 31, 2014 is not comparable to either 2015 or 2013.

54	Overseas Shipholding Group, Inc.

Interest expense was $350 in 2013, primarily as a result of the commencement of the Chapter 11 Cases. Interest expense of $69,281, including $2,247 relating to the amortization of debt discounts and deferred financing costs, which would have been incurred had the Company’s indebtedness not been reclassified to liabilities subject to compromise, was not recorded for the year ended December 31, 2013.

During 2015 and continuing into early-2016, the Company repurchased and retired approximately $326 million of the outstanding Unsecured Senior Notes, which had stated interest rates of 7.5% or 8.125%. In addition, in February 2016, the Company repurchased and retired $27 million of the outstanding principal under the OBS Term Loan for which the interest rate was 5.25%. Accordingly, interest expense for 2016 is expected to decline by approximately $21 million from 2015 levels.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were (55.1)%, 43.0% and 2.3%, respectively. The Company’s effective tax rates are affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, permanent differences (and their relative amount versus income) and discrete items that may occur in one year but are not consistent from year to year.

For the year ended December 31, 2015, our effective tax rate decreased by approximately 98.1% compared with the prior year, and was substantially due to the Pre-Filing Agreement with the IRS and a change in the mix of U.S. versus foreign income, offset in part by a tax expense attributable to the cumulative excess of the Company’s investment in OIN for financial reporting purposes over the tax basis of such investment as of December 31, 2015. The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax in the Marshall Islands.

In January 2015, the Company requested that the Internal Revenue Service (“IRS”) review under its Pre-Filing Agreement Program the deductibility of certain payments made by OSG in 2014, in the aggregate amount of $477,835, in its capacity as guarantor of the obligations of subsidiaries of OIN, a wholly-owned subsidiary of the Company, under certain loan agreements. In connection with these payments, the Company established an unrecognized tax benefit equal to the full amount of such benefits, or $179,151. On September 4, 2015, the Company received an executed closing agreement from the IRS, which allowed a deduction of $424,523. As a result of the closing agreement, the Company has recorded an income tax benefit of $150,073 and reduced its unrecognized tax benefits by $179,151 during the year ended December 31, 2015.

As of December 31, 2015, management does not believe that it can make an assertion that OSG’s investment in OIN is essentially permanent in duration, which would be required in order to avoid recognition of a tax liability on the basis difference in its investment. Accordingly, the Company has recognized a deferred tax liability and tax provision of $48,856 for the year ended December 31, 2015 on the accumulated and current year undistributed earnings of its foreign operations, aggregating approximately $138,881. If management maintains this position in future periods, that is, does not make an assertion that OSG’s investment in OIN is essentially permanent in duration, then the Company will be required to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during such period at the statutory tax rate. At the current time, management does not believe that it will be able to make the assertion that OSG’s investment in OIN is essentially permanent in duration during 2016 and, accordingly, expects to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during 2016.

During the quarter ending December 31, 2015, the Company filed a refund claim with the IRS and received $54,884 related to the carryback of its 2014 net operating loss to 2012 and 2013. This amount had been reflected as an income tax recoverable on the consolidated balance sheet as of December 31, 2014.

As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $396,150, which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. The amount of net operating loss carryforwards reflected in this paragraph are presented on a tax return basis and differ from the amounts reflected in the balance sheet, which are reflected net of unrecognized tax benefits.

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

For the year ended December 31, 2014, our effective tax rate increased by approximately 40% compared with the year ended December 31, 2013, primarily as a result of the mix of domestic versus foreign income as well as a result of the impact of an increase in nondeductible reorganization costs and payments made by OSG in its capacity as guarantor for which a tax benefit was not being recognized, and an increase in interest expense related to the IRS exam settlement, offset in part by a reversal of the deferred tax liability on the investment in OIN (described in the paragraphs below) and release of uncertain tax positions upon settlement of the IRS examination.

55	Overseas Shipholding Group, Inc.

During 2014, expenses recognized as (i) payments as guarantor, (ii) interest expense, including post-petition interest covering the period from November 14, 2012 through August 5, 2014, and (iii) other bankruptcy related items contributed significantly to the loss from domestic operations in the amount of $722,646 reflected in the components of loss table included in Note 13, “Taxes,” to the Company’s consolidated financial statements set forth in Item 8,” Financial Statements and Supplementary Data.” These expenses offset the positive operating results of the U.S Flag fleet.

On February 11, 2013, the IRS filed its original claim with the U.S. Bankruptcy Court seeking taxes and interest. In 2014, as part of the confirmation of the Equity Plan, the 2004 through 2012 tax years were settled and a payment (including post-petition interest) of $270,465 was made to the IRS.

During the year ended December 31, 2014, the Company repaid the Unsecured Revolving Credit Facility, for which OIN was liable on a joint and several basis. As a result, because OIN was no longer liable on a joint and several basis for the year ended December 31, 2014, the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess Unsecured Revolving Credit Facility over the cumulative potential deemed dividends arising from the drawdowns by OSG under such facility, and recorded an income tax benefit of $55,602. As of December 31, 2014, the Company’s tax basis in its investment in OIN exceeded the book basis of such investment and the Company therefore did not record any deferred tax asset for the unremitted earnings of its foreign subsidiaries.

The Company is generally not required to include in future taxable income, OIN’s undistributed shipping income, unless OIN repatriates cash and assets held outside the United States in amounts in excess of its previously taxed income, which was approximately $1.1 billion as of December 31, 2015.

The Company generally is not subject to examination by U.S. federal tax authorities for years before 2012.

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

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

While EBITDA and Adjusted EBITDA are frequently used by companies as a measure of operating results and performance, neither of those items as prepared by the Company is necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

56	Overseas Shipholding Group, Inc.

The following table reconciles net income/(loss), as reflected in the consolidated statements of operations set forth in Item 8, “Financial Statements and Supplementary Data,” to EBITDA and Adjusted EBITDA:

For the year ended December 31,	2015	2014	2013
Net income/(loss)	$283,960	$(152,273)	$(638,230)
Income tax benefit	(100,892)	(114,808)	(14,745)
Interest expense	113,335	232,491	350
Depreciation and amortization	157,813	151,758	176,276
EBITDA	454,216	117,168	(476,349)
Technical management transition costs	39	3,427	-
Severance and relocation costs	-	17,020	3,097
Goodwill and other intangibles impairment charge	-	-	16,214
(Gain)/loss on disposal of vessels and other property, including impairments	(4,251)	(10,532)	365,257
Loss on repurchase of debt	26,516	-	-
Other costs associated with repurchase of debt	3,099	-	-
Write-off of registration statement costs	3,493	-	-
Reorganization items, net	8,052	171,473	327,170
Adjusted EBITDA	$491,164	$298,556	$235,389

EFFECTS OF INFLATION

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at December 31, 2015 was approximately $470,000 compared with $523,000 at December 31, 2014. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The positive working capital position at December 31, 2015 and 2014 reflects the Company’s emergence from bankruptcy with sufficient cash to settle allowed claims and fund ongoing working capital cash needs. The Company’s total cash (including restricted cash) increased by approximately $10,000 during 2015.

As of December 31, 2015, we had total liquidity on a consolidated basis of $647,408, comprised of $522,408 of cash (including $19,572 of restricted cash) and $125,000 of undrawn revolver capacity. Approximately 61% of cash on hand at December 31, 2015, including restricted cash, is held by the Company’s foreign subsidiaries. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

Management has designated cash reserves of $10,583 as of December 31, 2015 (compared with $53,085 at December 31, 2014) to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims related to the Company’s emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims. As a result of management’s periodic review of its designated cash reserve estimates of future funding requirements, approximately $21,184 of previously restricted cash was released into unrestricted operating funds during 2015. Additionally, restricted cash as of December 31, 2015 includes approximately $8,989 of legally restricted cash relating to the OIN Facilities. The OIN Facilities stipulate that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale or be used to prepay the principal balance outstanding of the OIN Facilities.

57	Overseas Shipholding Group, Inc.

As of December 31, 2015, we had total debt outstanding (net of original issue discount) of $1,330,805 and a total debt to total capitalization of 45.7% compared with 56.5% at December 31, 2014. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters and international spot rate exposure. Our contracted revenues, coupled with the spot rate exposure of our International Flag fleet, provide us with a significant opportunity to further strengthen our balance sheet. Net cash provided by operating activities in the year ended December 31, 2015 was $299,072. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities and to repurchase our common stock from time to time. The OBS Term Loan and OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective term loan agreements) be used to prepay the outstanding principal balance of each such loan, commencing, in the case of the OBS Term Loan, with the annual period beginning January 1, 2015 and, in the case of the OIN Facilities, with the six-month period beginning July 1, 2015, and annual periods thereafter. To the extent permitted under the terms of the OBS Term Loan and OIN Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

From our Emergence Date in August 2014 through December 2015, we have generated and used cash through the following investing and financing activities:

•	Exit Financing Facilities and Equity Securities Issuance

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

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for mandatory pre-payments. The OBS Term Loan and OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective term loan agreements) be used to prepay the outstanding principal balance of each such loan, commencing, in the case of the OBS Term Loan, with the annual period beginning January 1, 2015 and, in the case of the OIN Facilities, with the six-month period beginning July 1, 2015 (as described below), and annual periods thereafter. Management estimates approximately $51,295 in mandatory principal prepayments will be made on the OBS Term Loan during the first quarter of 2016. No such payments will be required for the OIN Facilities. We have remaining unused credit availability under the OBS ABL Facility of $75,000 and under the OIN Revolver Facility of $50,000. Drawdowns under the OBS ABL Facility are limited based upon the available borrowing base, as defined in the loan agreement.

The OIN Revolver Facility has a covenant to maintain the aggregate Fair Market Value of the Collateral Vessels at greater than or equal to $500,000 at the end of the each fiscal quarter; none of the other Exit Financing Facilities have financial covenants. The Company had substantial headroom under this covenant at December 31, 2015.

The OBS Term Loan and the OIN Term Loan mature on August 5, 2019 and the OBS ABL Facility and the OIN Revolver Facility mature on February 5, 2019. The maturity dates for the Exit Facilities are subject to acceleration upon the occurrence of certain events, including a change in control event or other events of default as defined in the respective loan agreements.

•	Amendments to Exit Financing Facilities

The amendment to the OIN Facilities, entered into on June 3, 2015, among other things, provided for the following, subject to certain conditions described therein: (i) permitted OIN to pay a cash dividend of $200,000 to OSG in June 2015; (ii) permitted OIN to retain net cash proceeds up to $78,000 from the sales of certain assets that occurred prior to June 3, 2015; and (iii) altered the periods during which Excess Cash Flow (as defined in the loan agreement for the OIN Facilities) must be used to prepay the outstanding principal balance of the OIN Facilities, from an annual period beginning January 1, 2015 to a six-month period beginning July 1, 2015 and annual periods thereafter.

58	Overseas Shipholding Group, Inc.

•	Debt and Equity Repurchases

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over the next 24 months, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. Between December 2015 and January 2016, we repurchased and retired 2.9 million of our outstanding Class A warrants at an aggregate cost of $8,512, of which $3,633 was settled in 2015.

On December 2, 2015, we announced the commencement of cash tender offers (each a “Tender Offer” and, collectively, the “Tender Offers”) for up to $119,076 in aggregate principal amount of the Company’s outstanding 8.125% Notes and any and all of the Company’s outstanding Election 1 Notes, Election 2 Notes, and 2024 Notes. In conjunction with the Tender Offers, we also solicited consents (the “Consents”) from registered holders of each series of Unsecured Senior Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) to amend the applicable indenture governing such series of Unsecured Senior Notes to affirm that for the purposes of the restriction in such indenture on the Company’s ability to dispose of assets, the Company’s international operations, held through its subsidiary OIN, do not constitute all or substantially all, or substantially an entirety, or the Company’s assets (the “Amendment”).

The Tender Offers and Consent Solicitations for the 8.125% Notes and the Election Notes expired on December 30, 2015 (with respect to each such series of Notes, the “Expiration Time”) and the Tender Offers and Consent Solicitations and the Consent only option for the 2024 Notes expired on January 22, 2016. In accordance with the terms of each of the respective Tender Offers and the Consent Solicitations, supplemental indentures effecting the Amendment to each of the indentures governing the 8.125% Notes and the Election 1 and Election 2 Notes were executed in December 2015.

In aggregate, during 2015 we repurchased and retired an aggregate principal amount of $326,051 (including $101,092 that was repurchased in the open market during the nine months ended September 30, 2015) of our Unsecured Senior Notes. In addition, $294 of our outstanding 2024 Notes was repurchased and retired in January 2016. We incurred and paid approximately $31,200 in premiums, consent fees and professional fees in relation to these transactions. The aggregate net loss of $26,516 realized on these transactions during 2015, is included in other (expense)/income in the accompanying consolidated statements of operations.

In February 2016, OBS opportunistically repurchased and retired $27,000 of the outstanding principal under the OBS Term Loan at a discounted price of $23,584.

Historically, we had also used funds to pay regular cash dividends. We have not declared any regular cash dividends since the third quarter of 2011. The ability of OBS and OIN to pay cash dividends to the Parent Company is restricted under both the OBS Term Loan and OIN Facilities. As of December 31, 2015, the Available Amount with respect to each of the OBS and OIN Term Loan was zero. The Available Amount is expected to increase to $51,295 and $132,200 for OBS and OIN, respectively, after the required reports are filed with the banks during the first quarter of 2016. Furthermore, our ability to pay cash dividends is also restricted by the amount of consolidated retained earnings which represents undistributed earnings of 50% or less owned investments accounted for by the equity method of approximately $114,000 as of December 31, 2015. On February 29, 2016, the Board of Directors declared a cash dividend of $0.08 per share of common stock payable prior to the end of March 2016. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

On November 20, 2015 our Board of Directors approved a stock dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by all shareholders of record of OSG’s Class A common stock and Class B common stock on December 3, 2015, the record date of the dividends. Such stock dividends resulted in the issuance and distribution of 33,772,042 Class A common stock shares on December 18, 2015. In conjunction with this transaction, our Class A common stock was listed on the NYSE MKT and began trading on the exchange on December 1, 2015.

Outlook

We believe the actions we have taken have strengthened our balance sheet as well as increased our flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positioned us to generate sufficient cash to support our operations over the next twelve months.

The Company expects total cash to increase during the first quarter of 2016, in part due to approximately $16,800 attributable to settlement proceeds from the Proskauer litigation action net of all related out-of-pocket expenses incurred by the Company during the three months ended March 31, 2016 as well as amounts payable to the class action plaintiffs and the Class B shareholders and Class B warrant holders of record.

59	Overseas Shipholding Group, Inc.

Carrying Value of Vessels

Fifty-three of the Company’s owned vessels are pledged as collateral under the Exit Financing Facilities. The following table presents information with respect to the carrying amount of the Company’s vessels by type and indicates whether their estimated market values are below their carrying values as of December 31, 2015. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold. The Company’s estimates of market values for its International Flag vessels assume that the vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified as being in class without notations of any kind. In addition, because vessel values are highly volatile, these estimates may not be indicative of either the current or future prices that the Company could achieve if it were to sell any of the vessels. The Company would not record a loss for any of the vessels for which the fair market value is below its carrying value unless and until the Company either determines to sell the vessel for a loss or determines that the vessel is impaired as discussed below in “Critical Accounting Policies – Vessel Impairment.” The Company believes that the future undiscounted cash flows expected to be earned over the estimated remaining useful lives for those vessels that have experienced declines in market values below their carrying values would exceed such vessels’ carrying values.

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

Footnotes to the following table exclude those vessels with an estimated market value in excess of their carrying value.

As of December 31, 2015

Vessel Type	Average Vessel Age (weighted by dwt)	Number of Owned Vessels	Carrying Value
International Flag Crude Tankers
VLCC (includes ULCC)	11.1	9	$470,681
Aframax	10.6	7	193,649
Panamax	13.3	8	114,500
Total International Flag Crude Tankers (1)	11.3	24	778,830

International Flag Product Carriers
Aframax	1.4	1	69,785
Panamax	7.1	4	149,955
Handysize	10.2	13	239,364
Total International Flag Product Carriers (2)	8.1	18	459,104
Total U.S. Flag Vessels	8.4	14	$842,724

(1)	As of December 31, 2015, the International Flag Crude Tankers segment includes vessels with an aggregate carrying value of $158,434, which the Company believes exceeds their aggregate market value of approximately $128,583 by $29,851.
(2)	As of December 31, 2015, the International Flag Products Carriers segment includes vessels with an aggregate carrying value of $289,691, which the Company believes exceeds their aggregate market value of approximately $228,250 by $61,441.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of December 31, 2015, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $782,333, of which $ 678,132 was nonrecourse to the Company.

As of December 31, 2015, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt and interest rate swap obligations was $55,701 and the carrying amount of the liability related to this guarantee was $0. See Note 7, “Equity Method Investments,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” for additional information.

60	Overseas Shipholding Group, Inc.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2015 follows:

						Beyond
	2016	2017	2018	2019	2020	2020	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$9,740	$9,740	$123,871	$74	$74	$1,175	$144,674
OBS term loan - floating rate	86,753	33,990	33,699	547,200	-	-	701,642
OIN term loan - floating rate	42,385	41,919	41,553	626,224	-	-	752,081
Operating lease obligations (2)
Bareboat Charter-ins	98,803	98,219	93,200	111,819	9,168	41,132	452,341
Time Charter-ins	26,304	12,819	-	-	-	-	39,123
Office space	1,201	581	373	61	15	-	2,231
Total	$265,186	$197,268	$292,696	$1,285,378	$9,257	$42,307	$2,092,092

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $119,949 as of December 31, 2015 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 4.25% and 4.75%, respectively. Amount shown for the OBS Term Loan for 2016 includes an estimated mandatory prepayment of $51,295 as a result of Excess Cash Flow for the year ended December 31, 2015. Management believes that no prepayment is required for the OIN Term Loan as a result of Excess Cash Flow for the six month period ended December 31, 2015. Amounts shown for the OBS Term Loan and OIN Term Loan for years subsequent to 2016 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of December 31, 2015, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2015, related to pension and other post-retirement benefit plans as follows:

	2016	2017	2018	2019	2020
Defined benefit pension plan contributions (1)	$-	$1,014	$1,396	$1,255	$1,261
Postretirement health care plan obligations (2)	182	189	200	198	207

(1)	Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.
(2)	Amounts are estimated based on the 2015 cost taking the assumed health care cost trend rate for 2016 to 2020 into consideration. See Note 17, “Pension and Other Postretirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8,” Financial Statements and Supplementary Data.” Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

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

61	Overseas Shipholding Group, Inc.

At December 31, 2015, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a date of February 15, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

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

Fuel price volatility risk

Historically, the Company managed its exposure to future increases in fuel prices in the normal course of its International Crude Tankers Lightering business, which included a number of fixed rate Contracts of Affreightment, by entering into standalone bunker swaps. The Company’s exit from its full-service International Crude Tankers Lightering business in September 2014 coupled with the deployment of most of its International Flag conventional tanker fleet in commercial pools and time charters and the predominant deployment of the U.S. Flag fleet on time charter agreements currently limits the Company’s direct exposure to fluctuations in fuel prices as a component of voyage expenses.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

							Fair Value at
					Beyond		Dec. 31,
At December 31, 2015	2016	2017	2018	2019	2019	Total	2015
Liabilities
Long-term debt *
Fixed rate debt	$-	$-	$119.0	$-	$0.9	$119.9	$122.1
Average interest rate	-	-	8.125%	-	7.5%
Variable rate debt	$63.0	$11.7	$11.7	$1,126.4	$-	$1,212.9	$1,173.6
Average interest rate	5.37%	5.59%	5.59%	5.59%	-

*Including current portion.

As of December 31, 2015, the Company had two secured term loans (OBS Term Loan and OIN Term Loan) and two revolving credit facilities (OBS ABL Facility and OIN Revolver Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. There were no amounts outstanding under either the OBS ABL Facility or the OIN Revolver Facility as of December 31, 2015.

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

62	Overseas Shipholding Group, Inc.

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

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. In evaluating various impairment indicators that existed at September 30, 2015 (as discussed below under Vessel Impairment) management currently believed that it was more likely than not that the Company would scrap six of its rebuilt ATBs at the time of their next scheduled drydock special survey date rather than make the significant capital expenditures necessary to comply with regulatory requirements. Accordingly, the remaining useful lives for such ATBs were adjusted on a prospective basis beginning on October 1, 2015. This reduction in useful lives is expected to increase depreciation expense by approximately $3,600 per quarter or $14,400 per year for the U.S. Flag segment and on a consolidated basis.

63	Overseas Shipholding Group, Inc.

The Company estimates the scrap value of all of its International Flag vessels to be $300 per lightweight ton. The Company’s assumptions used in the determination of estimated salvage value take into account current scrap prices, the historic pattern of annual average scrap rates over the five years ended December 31, 2015, which ranged from $290 to $480 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. Scrap prices also fluctuate depending upon type of ship, bunkers on board, spares on board and delivery range. Industry publications indicate a year-over-year decline in scrapping activity in the Asian markets and the likelihood of a further decline in the near term, particularly in the Indian subcontinent where markets are under severe pressure as a result of the sale of cheap Chinese steel billets and finished products which have flooded the market, undercutting the price of steel that breakers resell to steel mills. Other market conditions that could influence the volume and pricing of scrapping activity in 2016 and beyond include the combined impact of scheduled newbuild deliveries and charter rate expectations for vessels potentially facing age restrictions imposed by oil majors. These factors will influence owners’ decisions to accelerate the disposal of older vessels, especially those with upcoming special surveys including first generation double hull vessels.

Although management believes that the assumptions used to determine the scrap rate for its International Flag vessels are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

The United States has not adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the Convention is not in effect in the United States, the EPA and the Maritime Administration of the U.S. Department of Transportation (“MarAd”) have, from time to time, required the owners of U.S. Flag vessels to make certifications regarding the presence of certain toxic substances onboard vessels that they are seeking to sell to parties who (a) are not citizens of the United States and (b) intend to recycle the vessels after they have been purchased (the "Recycling Purchasers"). In the event that more stringent requirements are imposed upon the owners of U.S. Flag vessels seeking to sell their vessels to the Recycling Purchasers, such requirements could (a) negatively impact the sales prices obtainable from the Recycling Purchasers or (b) require companies, including OSG, to incur additional costs in order to sell their U.S. Flag vessels to the Recycling Purchasers or to other foreign buyers intending to use such vessels for further trading. Management currently believes that $300 per lightweight ton is a reasonable estimate of recycling prices for OSG's U.S. Flag vessels.

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

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days are based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management used the published 12-year historical average rates in its 2014 assumptions as opposed to the 10-year historical average rates that had been used in 2013 and 2012 because it is management’s belief that the 12-year period captures an even distribution of strong and weak charter rate periods, which results in the use of an average mid-cycle rate that is more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. This change from the use of 10-year historical average rates to 12-year historical average rates did not change the conclusion reached for the 2014 impairment evaluation discussed below. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date to be reasonable.

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

64	Overseas Shipholding Group, Inc.

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

International Flag Fleet

2015 Impairment evaluation  - Management gave consideration as to whether any events and changes in circumstances existed as of December 31, 2015 that could be viewed as indicators that the carrying amounts of the vessels in the Company’s International Flag fleet were not recoverable as of December 31, 2015 and determined there were no such events or changes in circumstances.

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

Management determined that the latter two factors had no impact on the carrying value of the Company’s International Flag fleet as of December 31, 2014. However, the decline in the third party valuation appraisals on four modern MRs, which were built between 2009 and 2011, was deemed to be an impairment indicator requiring the need to test the recoverability of the carrying value of these vessels. Based on tests performed, it was determined that the vessels would generate undiscounted cash flows in excess of their December 31, 2014 carrying values over the remainder of their useful lives.

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

65	Overseas Shipholding Group, Inc.

U.S. Flag Fleet

During the third quarter of 2015, in evaluating whether or not certain events or circumstances existing at that time resulted in a triggering event for impairment testing of the U.S. Flag fleet, management gave consideration to various indicators of a weakening of the Jones Act crude oil transportation market that began to materialize during the period. Such indicators included a decline in U.S crude oil production beginning in May 2015 following a decrease in oil prices beginning in late 2014, which quickly led to steep cuts in drilling activity. The resulting decrease in demand for the coastwise transportation of crude oil led to a decline in average daily spot rates for Jones Act tankers during the nine-month period ending September 30, 2015 and the redeployment of several Jones Act vessels, including some of the Company’s vessels, from the crude oil transportation trade to the clean oil transportation trade. In addition, the decline in U.S. crude oil production coupled with the large orderbook for Jones Act vessels scheduled for delivery through late 2017 increased uncertainty around the likelihood of being able to renew or extend the time charters on the Company’s fleet of eight rebuilt Jones Act ATBs, which are currently scheduled to expire between the second quarters of 2016 and 2017. Management believed that if the weakness identified in the market continued for a prolonged period of time, it would become increasingly difficult for the Company’s older ATBs to find employment at attractive rates that justify the expenditure required to put these vessels through their next drydock special surveys.

Management concluded that the above indicators constituted impairment triggering events for six of the eight vessels in the Company’s fleet of rebuilt ATBs at September 30, 2015. In addition, given the uncertainty around how long the weak market conditions discussed above could last, management determined that it was more likely than not that the rebuilt ATBs will be scrapped before the end of their estimated useful lives, which ranged from 2021 to 2028 (see discussion above under “—Vessel Lives and Salvage Values”). The indicators discussed above were not considered to be impairment triggering events for the other U.S. Flag ATBs employed in lightering and shuttle tankers in the Company’s fleet as these vessels were built between 2009 and 2010 and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and currently operating under long-term charters or contracts of affreightment agreements.

Management prepared undiscounted cash flows models, which utilized weighted probabilities assigned to possible outcomes for the six rebuilt ATBs. In developing estimates of future cash flows, management made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions were based on historical trends as well as future expectations, with a significant probability assigned to the possibility that the estimated remaining useful life of each ATB would end at its next drydock special survey date, as management believes it is more likely than not that the Company would scrap these vessels rather than make the significant capital expenditure necessary to comply with regulatory requirements. The estimated daily time charter equivalent rates used for days beyond the expiry of the current time charters were based on internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, which took into consideration average annual rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and rates projected by an independent third party maritime research service to be reasonable. Based on tests performed, the sum of the undiscounted cash flows for each of the six rebuilt ATBs was in excess of its September 30, 2015 carrying value and no impairment was therefore recorded at that date. As of December 31, 2015, management determined that there had been no significant changes in the facts and circumstances that existed at the end of September 30, 2015 that would warrant a change to the assumptions utilized in the undiscounted cash flows analysis on the six rebuilt ATBs prepared at that date. Accordingly, no further analysis was performed as of December 31, 2015.

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2014 and 2013, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the resolution during 2012 of uncertainties concerning two recently built ATBs employed in the Delaware Bay Lightering business, the overall turnaround in the Company’s U.S. Flag business over the prior four years and the lack of similar downward rate pressure as that seen in the international markets. Specifically, during the three years ending December 31, 2014, spot and time charter rates increased due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in LTO. In addition, since 2013, all of the Company’s U.S. Flag ATBs have been on time charter employment and all the U.S. Flag tankers continue to operate under long-term time charters, many of which have been extended at higher than the then existing daily charter rates, further evidencing the strong fundamentals in the market. Management considered the impact of the recent drop in oil prices on potential production developments in the U.S. but concluded that forecasts at that time, for increased domestic production during 2015, coupled with the mid to long-term time charter coverage locked in for the Company’s U.S. Flag fleet at that date mitigated such risks. Accordingly, Management concluded that no negative events or changes in circumstances that warranted impairment testing of the U.S. Flag fleet existed at December 31, 2014 or 2013.

66	Overseas Shipholding Group, Inc.

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

There is no goodwill asset on the consolidated balance sheets at December 31, 2015 and 2014. The Company recorded a goodwill impairment charge of $9,589 in the quarter ended December 31, 2013 for the Lightering business in the International Crude Tankers reportable segment to write-off the remaining carrying value of goodwill. This write-off was triggered by the Company’s January 13, 2014 decision to exit its full service International Crude Lightering business.

Similarly, the January 13, 2014 announcement referenced above also triggered the need for an impairment test of other long lived assets utilized in the Company’s full service International Crude Tankers Lightering business. The full service International Crude Tankers Lightering business assets were tested as a group because the cash flows relating to this business were largely independent of the cash flows of other groups of assets and liabilities. The assets of the full service International Crude Tankers Lightering business included the customer relationship intangible assets, an Aframax vessel (the Overseas Eliane) and transportation equipment used to service the customers in the full service Lightering business. As such, the carrying values and cash flows that were included in the impairment test were solely the assets and cash flows related to the full service Lightering business. Based on the estimated cash flows used to measure the fair value of the asset group, the Company recorded an impairment charge of $6,625 representing the full value of the customer relationships intangible assets related to the full service International Crude Tankers Lightering business in the fourth quarter ended December 31, 2013.

As discussed in Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements as set forth in Item 8, “Financial Statements and Supplementary Data,” at December 31, 2015, the Company’s remaining intangible assets represent long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. (U.S. Flag segment). Management determined there were no impairment indicators relating to the U.S. Flag segment at December 31, 2015, that would warrant the need for an impairment test of such intangible assets.

Drydocking

Within the shipping industry, there are two methods that are used to account for dry dockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, and (2) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or five years, management uses the deferral method because management believes it provides a better matching of revenues and expenses than the expense-as-incurred method.

Income Taxes, Deferred Tax Assets and Valuation Allowance

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes primarily in the U.S. Significant judgments and estimates are required in determining the consolidated income tax expense.

67	Overseas Shipholding Group, Inc.

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

In determining the benefit obligations at the end of year measurement date, the Company continues to use the equivalent single weighted-average discount rate, rounded to the nearest 25 basis points, that matches the Citigroup Above Median Pension Discount Curve when applied to the future payouts under the Maritrans Plan at December 31, 2015 (4.00%) and 2014 (3.75%), respectively. Management believes these rates to be appropriate for ongoing plans with a long duration such as the Maritrans Plan. The Company also assumed a long term rate of return on the Maritrans Plan assets of 7.25% and 7% at December 31, 2015 and 2014, respectively, based on the asset mix as of such dates and management’s estimate of the long term rate of return that could be achieved over the remaining duration of the Maritrans Plan. Based on the current asset mix, management believes the probability of achieving a long term return of 7.25% over the remaining duration of the Maritrans Plan is more likely than not. Because the benefits under the Maritrans Plan were frozen in 2006, changes in discount rate and asset return assumptions do not have a material impact on the Company’s operating results.

In late 2014, the Society of Actuaries (“RPEC”) published a new set of mortality tables (RP-2014) and a related, new, two-dimensional mortality improvement scale (MP-2014). The new tables reflect longer life expectancy than projected by past tables, the impact of which was higher benefit obligations. The mortality table used in determining the 2014 net periodic benefit cost was the RP-2000 Static Table projected to 2019 by Scale AA. Separate male and female tables were used. In October 2015, RPEC issued MP-2015 reflecting two additional years of SSA mortality experience but did not issue a new mortality base table. RPEC has indicated that they will issue updated versions of the MP table each year. The Company’s policy is to utilize the latest published MP table, without adjustment to determine the year-end benefit obligation. The set of mortality tables used in determining the net benefit cost for 2015 is the RP 2014 Total Dataset tables, with separate rates for male non-annuitants and annuitants and for female non-annuitants and annuitants. Gender-distinct generational mortality improvements under Scale MP-2014 were included. For the 2015 end of year measurement of the benefit obligations, the RP 2014 Total Dataset tables with generational mortality improvements under Scale MP-2015 were used. The RP-2014 adjustment alters the death rates from 2007 through 2014 to reflect revised improvements disclosed in the MP-2015 tables, which removed expected improvements that were not present in the additional years of actual experience included in the new MP-2015 rates. Management believes the use of the total dataset tables is appropriate given the diversity of the participants of the Maritrans Plan, which include inter-waterway tug officers and office employees.

The duration of the benefit obligation at each of December 31, 2015 and 2014, under the RP-2014 Total Dataset table was 11.71 years and 12.44 years, respectively.

Certain of the Company’s foreign subsidiaries have pension plans that, in the aggregate, are not significant to the Company’s financial position.

68	Overseas Shipholding Group, Inc.

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

69	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

70	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$502,836	$389,226
Restricted cash	10,583	53,085
Voyage receivables, including unbilled of $73,366 and $85,094	81,612	101,513
Income tax recoverable	1,664	55,856
Other receivables	7,195	8,293
Inventories	3,926	7,987
Prepaid expenses and other current assets	16,115	16,303
Total Current Assets	623,931	632,263
Restricted cash - non current	8,989	70,093
Vessels and other property, less accumulated depreciation	2,084,859	2,213,217
Deferred drydock expenditures, net	95,241	62,413
Total Vessels, Deferred Drydock and Other Property	2,180,100	2,275,630
Investments in and advances to affiliated companies	348,718	334,863
Intangible assets, less accumulated amortization	50,217	54,817
Other assets	62,997	63,513
Total Assets	$3,274,952	$3,431,179
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$91,233	$96,066
Income taxes payable	13	906
Current installments of long-term debt	63,039	12,314
Total Current Liabilities	154,285	109,286
Reserve for uncertain tax positions	2,520	34,520
Long-term debt	1,267,766	1,656,353
Deferred income taxes	208,195	277,965
Other liabilities	61,698	66,968
Total Liabilities	1,694,464	2,145,092
Commitments and contingencies
Equity:
Common stock - Class A ($0.01 par value; 1,000,000,000 shares authorized;
364,655,658 and 310,744,763 shares issued and outstanding)	3,646	3,108
Common stock - Class B ($0.01 par value; 7,926,805 shares authorized;
7,393,481 and 5,017,330 shares issued and outstanding)	74	50
Paid-in additional capital	1,651,511	1,507,334
Accumulated deficit	(1,282)	(141,025)
	1,653,949	1,369,467
Accumulated other comprehensive loss	(73,461)	(83,380)
Total Equity	1,580,488	1,286,087
Total Liabilities and Equity	$3,274,952	$3,431,179

See notes to consolidated financial statements

71	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	2015	2014	2013
Shipping Revenues:
Pool revenues, including $45,372 in 2015, $85,967 in 2014 and $90,668 in 2013 received from companies accounted for by the equity method	$360,218	$180,813	$177,068
Time and bareboat charter revenues	437,298	392,669	370,689
Voyage charter revenues	166,990	383,952	468,239
	964,506	957,434	1,015,996
Operating Expenses:
Voyage expenses	39,658	196,075	252,668
Vessel expenses	282,104	268,852	265,146
Charter hire expenses	128,677	152,016	206,873
Depreciation and amortization	157,813	151,758	176,276
General and administrative	79,169	83,716	97,663
Technical management transition costs	39	3,427	-
Severance and relocation costs	-	17,020	3,097
Goodwill and other intangibles impairment charge	-	-	16,214
(Gain)/loss on disposal of vessels and other property, including impairments	(4,251)	(10,532)	365,257
Total Operating Expenses	683,209	862,332	1,383,194
Income/(Loss) from Vessel Operations	281,297	95,102	(367,198)
Equity in Income of Affiliated Companies	49,329	41,355	40,894
Operating Income/(Loss)	330,626	136,457	(326,304)
Other Income/(Expense)	(26,171)	426	849
Income/(Loss) before Interest Expense, Reorganization Items and Income Taxes	304,455	136,883	(325,455)
Interest Expense	(113,335)	(232,491)	(350)
Income/(Loss) before Reorganization Items and Income Taxes	191,120	(95,608)	(325,805)
Reorganization Items, net	(8,052)	(171,473)	(327,170)
Income/(Loss) before Income Taxes	183,068	(267,081)	(652,975)
Income Tax Benefit	100,892	114,808	14,745
Net Income/(Loss)	$283,960	$(152,273)	$(638,230)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	573,507,354	234,082,322	-
Diluted - Class A	573,774,543	234,082,322	-
Basic and Diluted - Class B and Common Stock	7,922,020	21,372,197	30,482,818
Per Share Amounts:
Basic and Diluted net income/(loss) - Class A and Class B	$0.49	$(0.60)	$-
Basic and Diluted net loss - Common Stock	$-	$-	$(20.94)

See notes to consolidated financial statements

72	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2015	2014	2013
Net Income/(Loss)	$283,960	$(152,273)	$(638,230)
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	-	(49)
Net change in unrealized losses on cash flow hedges	6,927	(2,284)	39,674
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	-	4	5
Net change in unrecognized prior service costs	(211)	(77)	(237)
Net change in unrecognized actuarial losses	3,203	(11,679)	5,044
Other Comprehensive Income/(Loss)	9,919	(14,036)	44,437
Comprehensive Income/(Loss)	$293,879	$(166,309)	$(593,793)

See notes to consolidated financial statements

73	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2015	2014	2013
Cash Flows from Operating Activities:
Net Income/(loss)	$283,960	$(152,273)	$(638,230)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	157,813	151,758	176,276
Loss on write-down of vessels and other fixed assets	-	-	366,439
Goodwill and other intangibles write-down	-	-	16,214
Amortization of debt discount and other deferred financing costs	10,989	3,973	-
Compensation relating to restricted stock/stock unit and stock option grants	4,412	1,009	(131)
Deferred income tax benefit	(69,564)	(82,432)	(7,398)
Undistributed earnings of affiliated companies	(39,052)	(32,534)	(35,826)
Deferred payment obligations on charters-in	590	3,232	5,446
Reorganization items, non-cash	(50)	23,715	261,221
Other – net	1,971	2,139	2,285
Items included in net income/(loss) related to investing and financing activities:
Loss on sale or write-down of securities and investments - net	-	-	198
Gain on disposal of vessels and other property, net	(4,251)	(10,532)	(1,182)
Payments for drydocking	(62,051)	(37,817)	(22,024)
Bankruptcy and IRS claim payments	(8,343)	(584,369)	-
Deferred financing costs paid for loan modification	(9,765)	-	-
Changes in operating assets and liabilities:
Decrease in receivables	19,901	46,451	33,453
Decrease/(increase) in income tax recoverable	54,192	(51,904)	(3,952)
Security deposits with vendors and lenders	-	10,369	-
Decrease in deferred revenue	(4,950)	(2,989)	-
Net change in prepaid items and accounts payable, accrued expenses
and other current and long-term liabilities	(36,730)	(14,945)	(10,893)
Net cash provided by/(used in) operating activities	299,072	(727,149)	141,896
Cash Flows from Investing Activities:
Change in restricted cash	103,606	(123,178)	-
Proceeds from sale of marketable securities and investments	-	-	459
Expenditures for vessels and vessel improvements	(1,017)	(32,412)	(36,377)
Proceeds from disposal of vessels and other property	17,058	78,426	485
Expenditures for other property	(75)	(489)	(2,181)
Investments in and advances to affiliated companies	(153)	(278)	-
Repayments of advances from affiliated companies	37,500	30,000	2,097
Other – net	(383)	593	979
Net cash provided by/(used in) investing activities	156,536	(47,338)	(34,538)
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	-	1,510,000	-
Issuance of debt, net of issuance and deferred financing costs	-	1,176,664	-
Payments on debt, including adequate protection payments	(12,314)	(2,124,716)	(12,731)
Repurchase of debt	(326,051)	-	-
Repurchases of common stock warrants	(3,633)	-	-
Purchases of treasury stock	-	(162)	(42)
Net cash (used in)/provided by financing activities	(341,998)	561,786	(12,773)
Net increase/(decrease) in cash and cash equivalents	113,610	(212,701)	94,585
Cash and cash equivalents at beginning of year	389,226	601,927	507,342
Cash and cash equivalents at end of year	$502,836	$389,226	$601,927

 See notes to consolidated financial statements

74	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

			Retained
		Paid-in	Earnings			Accumulated Other
	Common	Additional	/ (Accumulated	Treasury Stock		Comprehensive
	Stock	Capital	Deficit)	Shares	Amount	Loss	Total
Balance at December 31, 2012	$44,291	$414,411	$1,024,480	13,396,320	$(835,155)	$(113,781)	$534,246
Net Loss			(638,230)				(638,230)
Other Comprehensive Income, net of taxes						44,437	44,437
Forfeitures of Restricted Stock Awards				138,649			-
Compensation Related to Options Granted, net of true-up for actual forfeitures		(192)					(192)
Amortization of Restricted Stock Awards, net of true-up for actual forfeitures		61					61
Tax Impact of Vesting of Stock Awards		(527)					(527)
Purchases of Treasury Stock				40,370	(42)		(42)
Balance at December 31, 2013	44,291	413,753	386,250	13,575,339	(835,197)	(69,344)	(60,247)
Net Loss			(152,273)				(152,273)
Other Comprehensive Loss, net of taxes						(14,036)	(14,036)
Forfeitures of Restricted Stock Awards		3,110		138,330	(3,110)		-
Cancellation of Common Stock	(44,291)	(419,176)	(375,002)	(13,743,949)	838,469		-
Issuance of Common Stock	3,148	1,506,852					1,510,000
Issuance of Restricted Stock Awards	3	(3)					-
Compensation Related to Options Granted, net of true-up for actual forfeitures		278					278
Amortization of Restricted Stock Awards, net of true-up for actual forfeitures		2,035					2,035
Compensation Related to Class A Options Granted		60					60
Amortization of Class A Restricted Stock and Restricted Stock Unit Aswards		432					432
Conversion of Class B Warrants to Class B Common Stock	7	(7)					-
Purchases of Treasury Stock				30,280	(162)		(162)
Balance at December 31, 2014	3,158	1,507,334	(141,025)	-	-	(83,380)	1,286,087
Net income			283,960				283,960
Other comprehensive income						9,919	9,919
Stock Dividends Declared	338	143,879	(144,217)				-
Issuance and Vesting of Restricted Stock Awards	5	(5)					-
Forfeitures and Cancellation of Restricted Stock Awards		(257)					(257)
Compensation Related Class A Options Granted		621					621
Amortization of Restricted Stock Awards		1,217					1,217
Compensation Related to Class A Restricted Stock Awards		2,574					2,574
Repurchase of Class A Warrants		(3,633)					(3,633)
Conversion of Class A and Class B Warrants to Common Stock	219	(219)					-
Balance at December 31, 2015	$3,720	$1,651,511	$(1,282)	-	$-	$(73,461)	$1,580,488

See notes to consolidated financial statements

75	Overseas Shipholding Group, Inc.

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

The December 31, 2014 balance sheet has been revised from that previously reported in the 2014 Form 10-K to reflect the correction of an error identified during the financial close reporting process for the second quarter of 2015 related to the classification of restricted cash for the OIN Term Loan. The Company assessed the materiality of the error on previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the revision is not material to the consolidated financial statements taken as a whole. The balance sheet as of December 31, 2014 has been revised to reclassify restricted cash of $70,093 from current assets to non-current assets and to reflect a corresponding reduction in the previously reported amount for total current assets. The error had no impact on the Company’s consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit) or cash flows.

As further discussed in Note 14, “Capital Stock and Stock Compensation,” the Company’s board of directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015 (the “record date”), received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company is required to adjust the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in capital structure. Accordingly, amounts previously reported in 2014 with respect to earnings per share, outstanding Class A shares, Class A restricted stock units, restricted shares and stock options have been restated where appropriate.

NOTE 2 — CHAPTER 11 FILING AND EMERGENCE FROM BANKRUPTCY:

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title II of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under OSG’s $1,500,000 credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of OSG, which the Debtors determined to be more favorable to the Debtors’ creditors and equity interest holders than the Lender Plan (the “Equity Proposal”). Accordingly, the Debtors filed with the Bankruptcy Court a plan of reorganization that effectuated the terms of the Equity Proposal (as subsequently amended, the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of February 29, 2016, only OSG’s case, as the Parent Company, remains open from the 181 Chapter 11 cases originally filed.

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

76	Overseas Shipholding Group, Inc.

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

Exit Financing and Entry into Credit Facilities

On the Effective Date, to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries; and (iii) a secured term loan facility of $628,375 (the “OIN Term Loan”) and a revolving loan facility of $50,000 (the “OIN Revolver Facility” and, together with the OIN Term Loan, the “OIN Facilities” and collectively with the OBS ABL Facility and the OBS Term Loan, the “Exit Financing Facilities”), among OSG, OIN, OIN Delaware LLC, the sole member of which is OIN, certain OIN subsidiaries, Jefferies, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries that, collectively, and together with the proceeds from the issuance of the Securities, provided OSG with the funding necessary to satisfy the Equity Plan’s cash payment obligations, the expenses associated with closing the Exit Financing Facilities and working capital to fund OSG’s operations after emergence from bankruptcy. On August 5, 2014, the available amounts under each of the OBS Term Loan and OIN Term Loan were drawn in full.

77	Overseas Shipholding Group, Inc.

Election 1 and Election 2 Notes and Entry into Second and Third Supplemental Indentures

Pursuant to the Equity Plan, on the Effective Date, the Company issued two series of 7.50% Notes due 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes” and, together with the Election 1 Notes, the “Election Notes”) to holders of the Company’s 7.50% Senior Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The Election Notes will mature on February 15, 2021. The Election 1 Notes were issued pursuant to a Second Supplemental Indenture dated August 5, 2014 (the “Second Supplemental Indenture”), between the Company and Wilmington Trust Company, as trustee (the “Trustee”), to the Indenture dated as of March 7, 2003, between the Company and the Trustee (the “Base Indenture”). The Election 2 Notes were issued pursuant to a Third Supplemental Indenture dated August 5, 2014 (the “Third Supplemental Indenture”), between the Company and the Trustee, to the Base Indenture. Each electing holder received Election 1 Notes or Election 2 Notes, as applicable, in a principal amount equal to that of the 2024 Notes previously owned by such holder together with, in the case of the Election 1 Notes, a cash payment equal to 1% or, in the case of the Election 2 Notes, a cash payment equal to 3%, of the principal amount of 2024 Notes previously held by such holder. In addition, each electing holder received a cash payment equal to the amount of unpaid and overdue interest that would have been owed under the 2024 Notes held by such holder if the 2024 Notes were reinstated and interest was paid through the Effective Date. Holders of Election 2 Notes did not receive interest on overdue interest. Holders of 2024 Notes that did not elect to receive Election Notes had their 2024 Notes reinstated in an aggregate principal amount of $784 and received a cash payment equal to the amount of unpaid and overdue interest.

For additional information regarding the Company’s Exit Financing Facilities see Note 10, “Debt,” to these consolidated financial statements.

The actions taken by the Company, including implementing the Equity Plan, closing on the Exit Financing Facilities, issuing equity under the Rights Offering and Equity Commitment Agreement, reducing its activities in certain non-core areas and disposing of underperforming assets, have allowed the Company to generate sufficient cash to support its operations since its emergence from bankruptcy. The Company believes that it will continue to generate sufficient cash to support its operations over the next twelve months and beyond. The Company’s ability to generate sufficient cash is dependent upon, among other things, continuing to improve the profitability of its operations and future cash flows which contemplates an improvement in industry conditions.

Financial Reporting

The Company prepared its consolidated financial statements in accordance with ASC 852, Reorganizations, and on a going-concern basis, which assumes continuity of operations, realization of assets and liabilities in the ordinary course.

ASC 852 requires that financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly all transactions (including but not limited to, all professional fees and other expenses, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statements of operations. The balance sheet, prior to emergence, was required to distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. However, there were no liabilities that are subject to compromise as of the end of December 31, 2015 and 2014.

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

78	Overseas Shipholding Group, Inc.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

For the year ended December 31,	2015	2014	2013
Trustee fees	$217	$2,751	$3,006
Professional fees	8,027	112,678	62,823
Provision for and expenses incurred on rejected executory contracts including post-petition interest	-	6,864	256,522
Deferred financing fees write-off	-	-	4,603
Provision for post-petition interest on debt facilities	-	15,416	-
Provision for post-petition interest on claims	-	1,073	-
2004 Stock Incentive Plan	-	1,796	-
Provision for class action lawsuit and other subordinated claims	-	17,000	-
Other claim adjustments	(192)	13,895	216
	$8,052	$171,473	$327,170

The table above reflects a provision for the Company’s agreement to a stipulated settlement for a Class Action claim filed with the Bankruptcy Court, which provides for cash payments of $15,000 and certain payments contingent upon the outcome of the Company's malpractice lawsuit against Proskauer and other events. See Note 21, “Contingencies,” for further details on the outcome of the Proskauer case subsequent to December 31, 2015. The Company incurred fees totaling $2,782, $15,258 and $14,950 during the years ended December 31, 2015, 2014 and 2013, respectively, for financial and reorganization services rendered to the Company by Greylock Partners LLC, a company founded and managed by a former member of the Company’s Board of Directors. Such related party expenses for reorganization services aggregating $1,083 are included in professional fees in the table above.

Contractual post-petition interest for debt facilities and certain rejected executory contracts is reported as interest expense in the consolidated statement of operations for the year ended December 31, 2014. See Note 10, “Debt.”

Cash paid for reorganization items was $18,068, $443,296 and $65,949 for the years ended December 31, 2015, 2014 and 2013, respectively.

79	Overseas Shipholding Group, Inc.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1.	Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $10,583 and $53,085 as of December 31, 2015 and December 31, 2014, respectively, to be utilized for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of December 31, 2015 and December 31, 2014 includes $8,989 and $70,093, respectively, of legally restricted cash relating to the OIN Facilities (as defined in Note 10, “Debt”). Such restricted cash reserves are included in the non-current assets section of the consolidated balance sheet. Prior to its amendment on June 3, 2015, the OIN Facilities stipulated that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, cash proceeds from each such sale were required to be reinvested in vessels within twelve months of such sale or used to prepay the principal balance outstanding of the OIN Facilities. The June 3, 2015 amendment removed the restriction for cash proceeds of specified OIN asset sales prior to the effective date of the amendment. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

2.	Inventories —Inventories, which consists principally of fuel, are stated at cost determined on a first-in, first-out basis.

3.	Vessels, vessel lives, deferred drydocking expenditures and other property —Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which are generally 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton.

Other property, including buildings and leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three to 35 years.

Interest costs are capitalized to vessels during the period that vessels are under construction however, no interest was capitalized during 2015, 2014 or 2013.

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

The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard or from the date (as in the case of certain of the Company’s ATBs) a vessel was rebuilt. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, a prolonged weak market environment, a broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. In evaluating various impairment indicators that existed at September 30, 2015 (See Note 6, “Vessels, Deferred Drydock and Other Property”), management currently believes it is more likely than not that the Company will scrap six of its rebuilt ATBs at the time of their next scheduled drydock special survey date rather than make the significant capital expenditures necessary to comply with regulatory requirements. Accordingly, the remaining useful lives for such ATBs were adjusted on a prospective basis beginning on October 1, 2015. This reduction in useful lives is expected to increase depreciation expense by approximately $3,600 per quarter or $14,400 per year for the U.S. Flag segment and on a consolidated basis after September 30, 2015.

80	Overseas Shipholding Group, Inc.

4.	Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 6, “Vessels,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2015.

5.	Goodwill and intangible assets —Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may be impaired.

The Company’s intangible assets at December 31, 2015 and 2014 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. (a component of the U.S. Flag business segment). The long-term customer relationships are being amortized on a straight-line basis over 20 years. The Company’s January 2014 announcement of its plans to (i) outsource the technical and commercial management of substantially all of its International Flag fleet and (ii) to exit the full service International Crude Tankers Lightering business by September 30, 2014 were determined to be triggering events warranting an interim impairment test of the $9,589 December 31, 2013 carrying value of Goodwill related to the acquisition of the Heidmar Lightering business as well as all the long-lived assets utilized in the International Crude Tankers Lightering business. To measure fair value, the Company reduced its estimates of future cash flows from this business to reflect consideration of the above new factors. The Company recorded a goodwill impairment charge of $9,589 in the quarter ended December 31, 2013.

See Note 9, “Intangible Assets,” for further information on intangible assets impairment charges recognized during the three years ended December 31, 2015.

6.	Deferred finance charges —Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $43,942 and $48,186 relating to the Exit Financing Facilities and $3,523 and $0 relating to the Unsecured Senior Notes are included in other assets in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. Interest expense relating to the amortization of deferred financing costs amounted to $10,989 in 2015, $3,973 in 2014, $0 in 2013.

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

As of December 2013, liabilities subject to compromise included reserves for estimated allowed claims relating to the Company’s Unsecured Senior Notes due in 2013, 2018 and 2024. Under ASC 852, original issue discounts and deferred financing costs were viewed as part of the valuation of the pre-petition debt that was subject to compromise. Therefore, the Company recorded charges of $2,909 and $5,914 as reorganization items in the consolidated statement of operations for the year ended December 31, 2014 for unamortized original issue discount and unamortized deferred financing costs related to the Unsecured Senior Notes since such Unsecured Senior Notes were reinstated at the full amount of face value outstanding.

7.	Revenue and expense recognition —Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. OSG does not begin recognizing voyage revenue until a charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are paid by the Company’s customers.

81	Overseas Shipholding Group, Inc.

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

8.	Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2015 and 2014 are net of an allowance for doubtful accounts of $447 and $352, respectively. The provisions for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 were not material.

During the three years ended December 31, 2015, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted for 77% of consolidated voyage receivables at December 31, 2015 and 2014. During the year ended December 31, 2015, the Company increased both the number of vessels placed in pools for commercial management and the number of pools in which it participates.

9.	Derivatives —ASC 815, Derivatives and Hedging , requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive loss and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings, unless it is designated in a new hedging relationship.

During the years ended December 31, 2015 and 2014, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap is recognized as an adjustment of interest expense over the shorter of the remaining term of the cap or the hedged debt. See Note 11, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and other financial instruments.

82	Overseas Shipholding Group, Inc.

10.	Income taxes —The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

11.	Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of goodwill, intangible and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

12.	Issuance of shares or units by subsidiaries —The Company accounts for gains or losses from the issuance of shares or units by its subsidiaries as an adjustment to equity.

13.	Recently adopted accounting standards — In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (ASC 205) and Property Plant and Equipment (ASC 360), which amends the criteria for reporting discontinued operations. The amendments require that only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. Therefore disposals of small groups of assets that are recurring in nature are less likely to qualify for discontinued operations presentation as a result of the amendments. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company’s adoption of this new accounting guidance on January 1, 2015 had no impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASC 740), which provides for the classification of all deferred tax assets and liabilities as non-current amounts. This accounting standard is effective for public companies for annual periods beginning after December 15, 2016, although earlier adoption is permitted. The Company has adopted this accounting standard for the year ended December 31, 2015 and has applied the guidance retrospectively. For December 31, 2014, the Company previously reported a current deferred tax asset of $5,312 and non-current deferred tax liabilities of $283,277; the retrospective adoption of this accounting standard resulted in non-current deferred tax liabilities of $277,965. For December 31, 2013, the Company previously reported a current deferred tax asset of $5,464 and non-current deferred tax liabilities of $369,954; the retrospective adoption of this accounting standard resulted in non-current deferred tax liabilities of $364,490.

14.	Recently issued accounting standards — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The FASB subsequently delayed the effective date of the revenue standard by one year. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

83	Overseas Shipholding Group, Inc.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASC 835), which amends the requirement to recognize debt issuance costs as deferred charges. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying cost of that debt liability, consistent with debt discounts. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company will adopt this new accounting standard on January 1, 2016. Based on the Company’s current unamortized debt issuance costs the impact of the retrospective adoption on its December 31, 2015 and December 31, 2014 balance sheets would be reductions of both other assets and long-term debt by $44,543 and $44,741, respectively.

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

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. Participating securities are defined by ASC 260, Earnings Per Share , as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

As noted above, the Company’s Board approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. Accordingly, amounts previously reported for the quarter ending September 30, 2014 and the quarter and year ending December 31, of 2014 and for the quarters ending March 31, 2015, June 30, 2015 and September 30, 2015, with respect to income/(loss) per share, outstanding Class A common shares, Class A restricted stock units, Class A restricted shares and Class A stock options, have been restated, where appropriate. The table below shows the effects of the stock dividend on the calculation of per share amounts for all the periods previously reported since the August 5, 2015 emergence date:

84	Overseas Shipholding Group, Inc.

	Three Months Ending		Year Ending	Three Months Ending
	September 30, 2014	December 31, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	(unaudited)			(unaudited)
Increase in weighted average number of shares outstanding used to calculate basic net income/(loss) per share amounts for Class A	32,744,009	52,849,916	21,574,359	52,850,854	52,852,772	52,859,916
Increase in weighted average number of shares outstanding used to calculate diluted net income/(loss) per share amounts for Class A	32,745,709	52,863,006	21,574,359	52,863,944	52,919,817	52,864,103
Change in net income/(loss) per share - basic and diluted Class A and B	$(0.00)	$(0.00)	$0.05	$(0.01)	$(0.01)	$(0.03)

Class A

There were 316,383 and 324,997 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities as of December 2015 and 2014, respectively. Such participating securities were allocated a portion of income under the two-class method for the year ended December 31, 2015, but no allocation of loss was made for the year ended December 31, 2014 since the holders of the participating securities do not participate in losses.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of December 31, 2015, there were 2,070,954 shares of Class A restricted stock units and 1,611,229 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2014 there were 209,439 shares of Class A restricted stock units and 517,369 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock.

As discussed in Note 2, all shares of our common stock outstanding prior to the Effective Date were cancelled pursuant to the Equity Plan. Although loss per share information for the year ended December 31, 2013 is presented it is not comparable to the information presented for the years ended December 31, 2015 and 2014 due to the changes in our capital structure.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

For the year ended December 31,	2015	2014	2013
Net income/(loss)	$283,960	$(152,273)	$(638,230)
Weighted average common shares outstanding:
Common stock - basic and diluted			30,482,818
Class A Common stock - basic(1)	573,507,354
Class A Common stock - diluted(2)	573,774,543
Class A Common stock - basic and diluted(3)		234,082,322
Class B Common stock - basic and diluted(4)(5)	7,922,020	21,372,197

(1)	The basic weighted average common shares outstanding for Class A common stock for the year ended December 31, 2015 were calculated using the Class A common stock outstanding and the Class A warrants outstanding for the year ended December 31, 2015. As of December 31, 2015 there were 364,708,292 shares of Class A common stock outstanding and 208,162,406 Class A warrants outstanding.

85	Overseas Shipholding Group, Inc.

(2)	The dilutive weighted average common shares outstanding for Class A common stock for the year ended December 31, 2015 was calculated using the Class A common stock outstanding and Class A warrants outstanding for that year and the dilutive securities for such year.

(3)	The weighted average common shares outstanding for Class A common stock basic and diluted was calculated using no Class A common stock and no Class A warrants outstanding for the period January 1, 2014 through August 4, 2014. 342,254,291 Class A common stock and 231,168,774 Class A Warrants were used in calculating the weighted average common shares outstanding for the period August 5, 2014 through December 31, 2014.

(4)	The basic and diluted weighted average common shares outstanding for Class B common stock for the year ended December 31, 2015 were calculated using Class B common stock outstanding and Class B warrants outstanding for the year ended December 31, 2015. As of December 31, 2015 there were 7,393,481 shares of Class B common stock outstanding and 526,338 Class B warrants outstanding.

(5)	The weighted average common shares outstanding for Class B common stock basic and diluted was calculated using the common shares outstanding for the year ended December 31, 2013 and for the period January 1, 2014 through August 4, 2014 and Class B common stock outstanding and Class B warrants outstanding for the period August 5, 2014 through December 31, 2014. As of December 31, 2014 there are 2,908,149 Class B warrants outstanding.

For annual earnings per share calculations, there were 267,189 dilutive equity awards for the year ended December 31, 2015 and there were no dilutive equity awards outstanding as of December 31, 2014 or 2013. Awards of 1,327,309, 313,615 and 1,041,723 shares of common stock for 2015, 2014 and 2013, respectively, were not included in the computation of annual diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment reporting is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs, severance and relocation costs, goodwill and intangible assets impairment charges, and gain/(loss) on disposal of vessels, including impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for each of the years in the three year period ended December 31, 2015 follows:

86	Overseas Shipholding Group, Inc.

	International
	Crude	Product
	Tankers	Carriers	Other	U.S.	Totals
2015
Shipping revenues	$324,703	$172,931	$-	$466,872	$964,506
Time charter equivalent revenues	304,182	171,608	-	449,058	924,848
Depreciation and amortization	51,347	28,763	1,272	76,431	157,813
Gain/(loss) on disposal of vessels, including impairments	(31)	3,231	1,229	(178)	4,251
Income/(loss) from vessel operations	157,840	56,746	(905)	142,573	356,254
Equity in income of affiliated companies	34,358	-	11,188	3,783	49,329
Investments in and advances to affiliated companies at December 31, 2015	276,839	13,793	54,259	3,827	348,718
Total assets at December 31, 2015	1,148,361	505,353	54,819	1,012,020	2,720,553
Expenditures for vessels and vessel improvements	91	873	-	53	1,017
Payments for drydockings	13,842	6,886	-	41,323	62,051
2014
Shipping revenues	363,331	153,665	22	440,416	957,434
Time charter equivalent revenues	228,295	118,669	22	414,373	761,359
Depreciation and amortization	56,210	26,850	2,114	66,584	151,758
Gain/(loss) on disposal of vessels, including impairments	8,017	(44)	1,970	589	10,532
Income/(loss) from vessel operations	65,532	3,429	(1,877)	121,649	188,733
Equity in income of affiliated companies	30,925	-	7,040	3,390	41,355
Investments in and advances to affiliated companies at December 31, 2014	277,816	11,334	42,286	3,427	334,863
Total assets at December 31, 2014	1,191,490	551,693	42,286	1,052,056	2,837,525
Expenditures for vessels and vessel improvements	1,437	20,017	-	10,958	32,412
Payments for drydockings	5,286	6,792	-	25,739	37,817
2013
Shipping revenues	352,871	229,202	3,286	430,637	1,015,996
Time charter equivalent revenues	209,876	149,349	3,225	400,878	763,328
Depreciation and amortization	76,086	30,226	2,818	67,146	176,276
Gain/(loss) on disposal of vessels,
including impairments	(328,146)	(38,395)	117	1,167	(365,257)
Goodwill and other intangibles impairment charge	(16,214)	-	-	-	(16,214)
Income/(loss) from vessel operations	(17,806)	22,510	(3,104)	113,433	115,033
Equity in income/(loss) of affiliated companies	29,746	-	7,542	3,606	40,894
Investments in and advances to affiliated companies at December 31, 2013	271,009	4,505	44,278	3,535	323,327
Total assets at December 31, 2013	1,356,796	565,387	44,591	1,040,541	3,007,315
Expenditures for vessels and vessel improvements	26,106	7,619	(3)	2,655	36,377
Payments for drydockings	8,003	2,270	-	11,751	22,024

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

Reconciliations of time charter equivalent revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

For the year ended December 31,	2015	2014	2013
Time charter equivalent revenues	$924,848	$761,359	$763,328
Add: Voyage expenses	39,658	196,075	252,668
Shipping revenues	$964,506	$957,434	$1,015,996

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

87	Overseas Shipholding Group, Inc.

Reconciliations of income from vessel operations of the segments to income/(loss) before reorganization items and income taxes, as reported in the consolidated statements of operations follow:

For the year ended December 31,	2015	2014	2013
Total income from vessel operations of all segments	$356,254	$188,733	$115,033
General and administrative expenses	(79,169)	(83,716)	(97,663)
Technical management transition costs	(39)	(3,427)	-
Severance and relocation costs	-	(17,020)	(3,097)
Goodwill and other intangibles impairment charge	-	-	(16,214)
Gain/(loss) on disposal of vessels, including impairments	4,251	10,532	(365,257)
Consolidated income/(loss) from vessel operations	281,297	95,102	(367,198)
Equity in income of affiliated companies	49,329	41,355	40,894
Other income/(expense)	(26,171)	426	849
Interest expense	(113,335)	(232,491)	(350)
Income/(loss) before reorganization items and income taxes	$191,120	$(95,608)	$(325,805)

Reconciliations of total assets of the segments to amounts included in the consolidated balance sheets follow:

At December 31,	2015	2014
Total assets of all segments	$2,720,553	$2,837,525
Corporate unrestricted cash (1)	502,836	389,226
Corporate restricted cash(1)	19,572	123,178
Other unallocated amounts	31,991	81,250
Consolidated total assets	$3,274,952	$3,431,179

(1)	As of December 31, 2015 and 2014, OBS and its subsidiaries had unrestricted cash balances of $178,583 and $93,523, respectively, and OIN and its subsidiaries had unrestricted cash balances of $308,858 and $178,240, respectively. Of the restricted cash balances, $8,989 and $70,093 were held by OIN as of December 31, 2015 and 2014, respectively. The remaining balances were held by the Parent Company, OSG.

Certain additional information about the Company’s operations for each of the years in the three year period ended December 31, 2015 follows:

		International
	Consolidated	Flag	U.S. Flag
2015
Shipping revenues	$964,506	$497,634	$466,872
Total vessels, deferred drydock and other property at
December 31, 2015	2,180,100	1,277,486	902,614
2014
Shipping revenues	$957,434	$517,018	$440,416
Total vessels, deferred drydock and other property at
December 31, 2014	2,275,630	1,348,044	927,586
2013
Shipping revenues	$1,015,996	$585,359	$430,637
Total vessels, deferred drydock and other property at
December 31, 2013	2,416,600	1,466,970	949,630

88	Overseas Shipholding Group, Inc.

NOTE 6 — VESSELS, DEFERRED DRYDOCK AND OTHER PROPERTY:

Vessels and other property consist of the following:

As of December 31,	2015	2014
Vessels, at cost	$2,799,007	$2,804,179
Accumulated depreciation	(718,349)	(603,603)
Vessels, net	2,080,658	2,200,576
Other property, at cost	22,726	34,360
Accumulated depreciation and amortization	(18,525)	(21,719)
Other property, net	4,201	12,641
Total Vessels and other property	$2,084,859	$2,213,217

A breakdown of the carrying value of the Company’s vessels, excluding construction in progress, by reportable segment and fleet as of December 31, 2015 and 2014 follows:

As of December 31, 2015
			Net		Average	Number of
		Accumulated	Carrying		Vessel Age	Owned
	Cost	Depreciation	Value		(by dwt)	Vessels
International Flag Crude Tankers
VLCCs (includes ULCC)	$681,834	$(211,153)	$470,681		11.1	9
Aframaxes	270,246	(76,597)	193,649		10.6	7
Panamaxes	128,613	(14,113)	114,500		13.3	8
Total International Flag Crude Tankers	1,080,693	(301,863)	778,830	(1), (4)	11.3	24

International Flag Product Carriers
Aframax	73,681	(3,896)	69,785		1.4	1
Panamax	197,137	(47,182)	149,955		7.1	4
Handysize	291,380	(52,016)	239,364		10.2	13
Total International Flag Product Carriers	562,198	(103,094)	459,104	(2), (4)	8.1	18

Total U.S. Flag Vessels	1,156,116	(313,392)	842,724	(3)	8.4	14

Fleet Total	$2,799,007	$(718,349)	$2,080,658		10.5	56

(1)	Includes one ULCC, eight VLCCs, seven Aframaxes and eight Panamaxes that are pledged as collateral under both the OIN Revolver Facility due on February 5, 2019 and the OIN Secured Term Loan due on August 5, 2019 with an aggregate carrying value of $778,830.

(2)	Includes one Aframax, four Panamaxes and 12 Handysize Product Carriers that are pledged as collateral under both the OIN Revolver Facility and the OIN Secured Term Loan with an aggregate carrying value of $451,166.

(3)	Includes one Handysize Product Carrier and eight ATB tug barge units that are pledged as collateral under the OBS ABL Facility due on February 5, 2019 and three Handysize Product Carriers that are pledged as collateral under the OBS Term Loan due on August 5, 2019. The OBS Term Loan has a second lien on the vessels pledged under the OBS ABL Facility and the OBS ABL Facility has a second lien on the vessels pledged under the OBS Term Loan. Vessels pledged as collateral under the OBS Term Loan and OBS ABL Facility have aggregate carrying values of $489,135. (See Note 10, “Debt,” to these consolidated financial statements for additional information regarding secured loan facilities).

(4)	The International Flag Crude Tankers segment and the International Flag Product Carriers segment include vessels with an aggregate carrying value of $158,434 and $289,691, respectively, which the Company believes exceeds their aggregate market values of approximately $128,583 and $228,250, by $29,851 and $61,441, respectively.

89	Overseas Shipholding Group, Inc.

As of December 31, 2014
			Net	Average	Number of
		Accumulated	Carrying	Vessel Age	Owned
	Cost	Depreciation	Value	(by dwt)	Vessels
International Flag Crude Tankers
VLCCs (includes ULCC)	$681,743	$(187,139)	$494,604	10.1	9
Aframaxes	269,728	(66,800)	202,928	9.6	7
Panamaxes	128,564	(7,046)	121,518	12.3	8
Total International Flag Crude Tankers	1,080,035	(260,985)	819,050	10.3	24

International Flag Product Carriers
Aframax	73,681	(1,191)	72,490	0.4	1
Panamax	196,472	(39,519)	156,953	6.1	4
Handysize	297,928	(39,879)	258,049	9.8	14
Total International Flag Product Carriers	568,081	(80,589)	487,492	7.7	19

Total U.S. Flag Vessels	1,156,063	(262,029)	894,034	7.4	14

Fleet Total	$2,804,179	$(603,603)	$2,200,576	9.5	57

Vessel activity, excluding construction in progress, for the three years ended December 31, 2015 is summarized as follows:

		Accumulated	Net Book
	Vessel Cost	Depreciation	Value
Balance at December 31, 2012	$3,307,813	$(591,256)	$2,716,557
Purchases and vessel additions	2,809	-
Transfers from construction in progress	71,553	-
Disposals	(4,951)	1,837
Depreciation	-	(133,197)
Impairment	(593,201)	227,225
Balance at December 31, 2013	2,784,023	(495,391)	2,288,632
Purchases and vessel additions	27,236	-
Transfers from construction in progress	62,475	-
Disposals	(69,555)	4,808
Depreciation	-	(113,020)
Balance at December 31, 2014	2,804,179	(603,603)	2,200,576
Purchases and vessel additions	1,583	-
Disposals	(6,755)	1,003
Depreciation	-	(115,749)
Balance at December 31, 2015	$2,799,007	$(718,349)	$2,080,658

The total of purchases and vessel additions will differ from expenditures for vessels as shown in the consolidated statements of cash flows because of expenditures for vessels remaining under construction at the beginning and end of each respective period and the timing of when payments were made.

Vessel Impairments

International Fleet

In evaluating whether or not events or circumstances existing during the fourth quarter of 2015 resulted in a triggering event for impairment testing to the International Flag fleet, Management gave consideration to average TCE rates earned by the Company’s vessels versus the Company’s 2015 budget, near term rate forecasts, significant changes in third party valuation appraisals of vessels, and plans or intentions that materially affect how the international fleet will be used in the next 12 months (including disposals). Management concluded there was no triggering event for impairment testing.

90	Overseas Shipholding Group, Inc.

Management also gave consideration as to whether events or changes in circumstances had occurred since December 2014 that could indicate that the carrying amounts of the vessels in the Company’s International Flag fleet may not be recoverable as of December 31, 2015. The Company concluded that no such events or changes in circumstances had occurred to warrant a change in the assumptions utilized in the December 2014 impairment tests of its International Flag fleet.

At December 31, 2014, management gave consideration to average TCE rates earned by the Company’s vessels versus the Company’s 2014 budget, near term rate forecasts, and significant changes in third party valuation appraisals of vessels. Management noted a decline in valuations for certain of its Handysize Product Carriers and determined that four such vessels (built between 2009 and 2011) having market valuations below their carrying values at December 31, 2014 should be tested for impairment. Based on tests performed, it was determined that the vessels would generate undiscounted cash flows in excess of their December 31, 2014 carrying values over the remainder of their useful lives. In developing estimates of future cash flows, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Management used the published 12-year historical average rates in its 2014 assumptions as opposed to the 10-year historical average rates that had been used in 2013 and 2012 because of management’s belief that the 12-year period captured an even distribution of strong and weak charter rate periods which resulted in an average mid-cycle rate that was more in line with management’s forecast of a return to mid-cycle charter rate levels in the medium term. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and 12-year historical average rates calculated as of the reporting date was reasonable.

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

91	Overseas Shipholding Group, Inc.

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

U.S. Flag fleet

During the third quarter of 2015, in evaluating whether or not certain events or circumstances existing at that time resulted in a triggering event for impairment testing of the U.S. Flag fleet, management gave consideration to various indicators of a weakening of the Jones Act crude oil transportation market that began to materialize during the period. Such indicators included a decline in U.S crude oil production beginning in May 2015 following a decrease in oil prices beginning in late 2014, which quickly led to steep cuts in drilling activity. The resulting decrease in demand for the coastwise transportation of crude oil led to a decline in average daily spot rates for Jones Act tankers during the nine-month period ending September 30, 2015 and the redeployment of several Jones Act vessels, including some of the Company’s vessels, from the crude oil transportation trade to the clean oil transportation trade. In addition, the decline in U.S. crude oil production coupled with the large orderbook for Jones Act vessels scheduled for delivery through late 2017 increased uncertainty around the likelihood of being able to renew or extend the time charters on the Company’s fleet of eight rebuilt Jones Act ATBs, which are currently scheduled to expire between the second quarters of 2016 and 2017. Management believed that if the weakness identified in the market continued for a prolonged period of time, it would become increasingly difficult for the Company’s older ATBs to find employment at attractive rates that justify the expenditure required to put these vessels through their next drydock special surveys.

Management concluded that the above indicators constituted impairment triggering events for six of the eight vessels in the Company’s fleet of rebuilt ATBs at September 30, 2015. In addition, given the uncertainty around how long the weak market conditions discussed above could last, management determined that it was more likely than not that the rebuilt ATBs will be scrapped before the end of their estimated useful lives, which ranged from 2021 to 2028. The indicators discussed above were not considered to be impairment triggering events for the other U.S. Flag ATBs employed in lightering and shuttle tankers in the Company’s fleet as these vessels were built between 2009 and 2010 and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and are currently operating under long-term charters or contracts of affreightment agreements.

Management prepared undiscounted cash flows models, which utilized weighted probabilities assigned to possible outcomes for the six rebuilt ATBs. In developing estimates of future cash flows, management made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions were based on historical trends as well as future expectations, with a significant probability assigned to the possibility that the estimated remaining useful life of each ATB would end at its next drydock special survey date, as management believes it is more likely than not that the Company would scrap these vessels rather than make the significant capital expenditure necessary to comply with regulatory requirements. The estimated daily time charter equivalent rates used for days beyond the expiry of the current time charters were based on internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, which took into consideration average annual rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the combination of internally forecasted rates and rates projected by an independent third party maritime research service to be reasonable. Based on tests performed, the sum of the undiscounted cash flows for each of the six rebuilt ATBs were in excess of their September 30, 2015 carrying values and no impairment was therefore recorded at that date. As of December 31, 2015, management determined that there had been no significant changes in the facts and circumstances that existed at the end of September 30, 2015 that would warrant a change to the assumptions utilized in the undiscounted cash flows analysis on the six rebuilt ATBs prepared at that date. Accordingly, no further analysis was performed as of December 31, 2015.

The Company also considered the need to test its U.S. Flag fleet for impairment as of December 31, 2014 and 2013, but did not identify events or changes in circumstances that warranted impairment testing. Factors considered included the resolution during 2012 of uncertainties concerning two recently built ATBs employed in the Delaware Bay Lightering business, the overall turnaround in the Company’s U.S. Flag business over the prior four years and the lack of similar downward rate pressure as that seen in the international markets. Specifically, during the three years ending December 31, 2014, spot and time charter rates increased due to increasing demand for Jones Act tankers and barges resulting from the emerging trade in light tight oil. In addition, since 2013, all of the Company’s U.S. Flag ATBs have been on time charter employment and all the U.S. Flag tankers continue to operate under long-term time charters, many of which have been extended at higher than the then expiring daily charter rates, further evidencing the strong fundamentals in the market. Management considered the impact of the recent drop in oil prices on potential production developments in the U.S. but concluded that forecasts at that time, for increased domestic production during 2015, coupled with the mid to long-term time charter coverage locked in for the Company’s U.S. Flag fleet at that date mitigated such risks. Accordingly, Management concluded that no negative events or changes in circumstances that warranted impairment testing of the U.S. Flag fleet existed at December 31, 2014 or 2013.

92	Overseas Shipholding Group, Inc.

Vessel Deliveries

The Company completed construction and took delivery of an International Flag LR2, which is a coated Aframax, and an International Flag Aframax during the years ended December 31, 2014 and 2013, respectively.

Vessel Sales

During the year ended December 31, 2015, the Company sold a 1998-built International Flag Handysize Product Carrier and recognized a gain of $3,236 on the sale of this vessel. For the year ended December 31, 2014, the Company recognized a gain on disposal of vessels of $10,532, including a gain of $10,325 relating to the sale of five International Flag Crude Tankers (two VLCCs, a Panamax and two Aframaxes which had been employed in Lightering operations). The Company recognized a gain on disposal of vessels of $1,167 for the year ended December 31, 2013 relating to the sale of vessel engine parts and a spare U.S. Flag tug boat.

Drydocking activity for the three years ended December 31, 2015 is summarized as follows:

For the year ended December 31,	2015	2014	2013
Balance at January 1	$62,413	$57,248	$74,418
Additions	68,027	37,817	22,024
Sub-total	130,440	95,065	96,442
Drydock amortization	(35,199)	(30,288)	(32,648)
Amounts recognized upon sale/redelivery of vessels and non-cash adjustments	-	(2,364)	(6,546)
Balance at December 31	$95,241	$62,413	$57,248

NOTE 7 — EQUITY METHOD INVESTMENTS:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of December 31, 2015, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating, Storage and Offloading (“FSO”) Service Vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels Joint Venture

Maersk Oil Qatar AS (“MOQ”) awarded two service contracts to a joint venture between OSG and Euronav NV to provide to MOQ two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen field off shore Qatar after each vessel had been converted to an FSO. The Company has a 50% interest in this joint venture, held indirectly by OIN. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $104,200 and $145,396 was outstanding under this secured facility as of December 31, 2015 and 2014, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of both December 31, 2015 and 2014, the carrying value of the Company’s guaranty, which is included in other liabilities in the accompanying balance sheet, was $0. The service contracts on both FSO vessels expire in 2017.

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $201,346 and $254,308 at December 31, 2015 and 2014, respectively, pay fixed rates of 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies for the years ended December 31, 2015, 2014 and 2013 were losses of $435 and $470, and a gain of $280, respectively. As of December 31, 2015 and 2014, the joint venture had a liability of $7,203 and $13,665, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $1,334 and $2,944 at December 31, 2015 and 2014, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet and is associated with the FSO Asia swaps only since the swaps associated with the FSO Africa were de-designated and deemed to be ineffective.

93	Overseas Shipholding Group, Inc.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). QTGC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such new buildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $678,132 and $715,378 was outstanding under this secured facility as of December 31, 2015 and 2014.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swaps agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $656,400 and $693,072 at December 31, 2015 and 2014, respectively. These swaps are being accounted for as cash flow hedges. As of December 31, 2015 and 2014, the joint venture recorded a liability of $103,262 and $116,819, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $51,467 and $58,240 at December 31, 2015 and 2014, respectively, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

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

A condensed summary of the combined assets and liabilities of the equity method investments follows:

As of December 31,	2015	2014
Current assets	$132,460	$165,931
Vessels, net	1,448,489	1,512,559
Other assets	74,914	57,982
Total assets	$1,655,862	$1,736,472
Current liabilities	$150,256	$155,408
Long-term debt and other non-current liabilities	1,248,281	1,415,798
Equity	257,325	165,266
Total liabilities and equity	$1,655,862	$1,736,472

As of December 31, 2015 and 2014, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $782,333 and $860,774, respectively, of which $678,132 and $715,378, respectively, was nonrecourse to the Company. The Company’s percentage interest in the equity method investments with bank debt approximates 50%.

A condensed summary of the results of operations of the equity method investments follows:

For the year ended December 31,	2015	2014	2013
Shipping revenues	$371,775	$383,424	$384,040
Ship operating expenses	(228,296)	(249,704)	(248,924)
Income from vessel operations	143,479	133,720	135,116
Other income/(expense)	634	(1,735)	(1,588)
Interest expense	(47,106)	(51,024)	(54,007)
Net income	$97,007	$80,961	$79,521

NOTE 8 —VARIABLE INTEREST ENTITIES (“VIEs”):

At December 31, 2015, the Company participates in six commercial pools and three joint ventures. Commercial pools operate a large number of vessels as an integrated transportation system, which offers customers greater flexibility and a higher level of service while achieving scheduling efficiencies. Participants in the commercial pools contribute one or more vessels and generally provide an initial contribution towards the working capital of the pool at the time they enter their vessels. The pools finance their operations primarily through the earnings that they generate.

94	Overseas Shipholding Group, Inc.

The Company enters into joint ventures to take advantage of commercial opportunities. The Company has entered into three joint ventures with different partners (see Note 7, “Equity Method Investments”). In each joint venture, the Company has the same relative rights and obligations and financial risks and rewards as its partners. The Company evaluated all nine arrangements to determine if they were variable interest entities (“VIEs”). The Company determined that one of the pools and one of the joint ventures met the criteria of a VIE and, therefore, the Company reviewed its participation in these VIEs to determine if it was the primary beneficiary of any of them.

The Company reviewed the legal documents that govern the creation and management of the VIEs described above and also analyzed its involvement to determine if the Company was a primary beneficiary in any of these VIEs. A VIE for which the Company is determined to be the primary beneficiary is required to be consolidated in its financial statements.

The formation agreements for the commercial pool state that the board of the pool has decision making power over their significant decisions. In addition, all such decisions must be approved unanimously by the board. Since the Company shares power to make all significant economic decisions that affect the pool and does not control a majority of the board, the Company is not considered a primary beneficiary of the pool.

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

The following table presents the carrying amounts of assets and liabilities in the balance sheet related to the VIEs described above as of December 31, 2015 and 2014:

Consolidated Balance Sheet as of December 31,	2015	2014
Investments in Affiliated Companies	$271,618	$276,856

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in and advances to these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt and swap liabilities. The table below compares the Company’s liability in the consolidated balance sheet to the maximum exposure to loss at December 31, 2015:

	Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$327,300

In addition, as of December 31, 2015, the Company had approximately $8,116 of trade receivables from pools that were determined to be VIEs. These trade receivables, which are included in voyage receivables in the accompanying consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of December 31, 2015. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

95	Overseas Shipholding Group, Inc.

NOTE 9 —INTANGIBLE ASSETS:

Intangible Assets

Intangible assets activity for three years ended December 31, 2015 is summarized as follows:

	International Crude Tankers Segment	U.S. Flag Segment	Other	Total
Balance at January 1, 2013	$7,125	$64,610	$240	$71,975
Amortization	(500)	(4,667)	(16)	(5,183)
Impairment loss	(6,625)	-	-	(6,625)
Balance at December 31, 2013	-	59,943	224	60,167
Amortization	-	(5,126)	(224)	(5,350)
Balance at December 31, 2014	-	54,817	-	54,817
Amortization	-	(4,600)	-	(4,600)
Balance at December 31, 2015	$-	$50,217	$-	$50,217

As discussed in Note 3, “Summary of Significant Accounting Policies,” the Company’s intangible assets at December 31, 2015 and 2014 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The Company’s re-organization planning discussed in Note 2 was determined to be an impairment triggering event under the ASC 360, Property, Plant, and Equipment, held-for-use model for the long-lived asset group relating to the Company’s full service International Crude Tankers Lightering business as of December 31, 2013. The full service International Crude Tankers Lightering business assets were tested as a group because the cash flows relating to this business were largely independent of the cash flows of other groups of assets and liabilities. The assets of the full service International Crude Tankers Lightering business included the customer relationship intangible assets acquired as part of the 2007 purchase of the Heidmar Lightering business, an Aframax vessel (the Overseas Eliane) and transportation equipment used to service the customers in the full service Lightering business. As such, the carrying values and cash flows that were included in the impairment test were solely the assets and cash flows related to the full service Lightering business. Based on the estimated cash flows used to measure the fair value of the asset group, the Company recorded an impairment charge of $6,625 representing the full value of the customer relationships intangible assets related to the full service International Crude Tankers Lightering business in the quarter ended December 31, 2013. Refer to Note 6, “Vessels, Deferred Drydock and Other Property,” for a discussion on the impairment charges allocated to the transportation equipment used in this business.

The gross intangible assets were $92,000 at December 31, 2015 and 2014. Accumulated amortization was $41,783 and $37,183 at December 31, 2015 and 2014, respectively. Amortization of intangible assets for the five years subsequent to December 31, 2015 is expected to approximate $4,600 per year.

NOTE 10 —DEBT:

Debt consists of the following:

As of December 31,	2015	2014
8.125% notes due 2018	$118,964	$300,000
OBS term loan, due 2019, net of unamortized discount of $1,187 and $1,480	592,768	598,505
OIN term loan, due 2019, net of unamortized discount of $861 and $1,071	618,088	624,162
7.50% Election 1 notes due 2021	-	6,508
7.50% Election 2 notes due 2021	301	138,708
7.50% notes due 2024	684	784
Total debt	1,330,805	1,668,667
Less current portion	63,039	12,314
Long-term portion	$1,267,766	$1,656,353

The weighted average interest rate for debt outstanding as of December 31, 2015 and December 31, 2014 was 5.81% and 6.21%, respectively.

96	Overseas Shipholding Group, Inc.

Exit Financing Facilities

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto. As discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” on the Effective Date, to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries; and (iii) a secured term loan facility of $628,375 (the “OIN Term Loan”) and a revolving loan facility of $50,000 (the “OIN Revolver Facility” and, together with the OIN Term Loan, the “OIN Facilities” and collectively with the OBS ABL Facility and the OBS Term Loan, the “Exit Financing Facilities”), among OSG, OIN, OIN Delaware LLC, the sole member of which is OIN, certain OIN subsidiaries, Jefferies, as Administrative Agent, and other lenders party thereto, both secured by a first lien on substantially all of the International Flag assets of OIN and its subsidiaries. On August 5, 2014, the available amounts under each of the aforementioned secured term loans were drawn in full. As of December 31, 2015, no amounts had been drawn under the OBS or the OIN revolving loan facilities.

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

The OIN Facilities provide that the borrowers thereunder may request an increase of the term loan and revolving loan commitments by an amount which may not exceed, collectively, the greater of (i) $75,000 and an additional amount, if, after giving effect to the increase of such additional amount, on a Pro Forma Basis, OIN is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OIN shall be in compliance with the Loan to Value Test. However, no Lender is obligated to increase the amount of their loan commitment thereunder, and the borrowers thereunder may not obtain more than a $25,000 increase in the revolving loan commitments.

Interest on the Exit Facilities is calculated, at the Company’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (i.e. , the prime rate published in The Wall Street Journal ), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) in the case of the OBS Term Loan, and the OIN Facilities, 2.00% per annum. The OBS ABL Facility applicable margin varies based upon undrawn availability under the commitment and is subject to certain pricing adjustments. The OBS ABL Facility provides for quarterly payment of commitment fees at a rate of 0.50% for each quarter during which the daily average Total Revolving Exposure is less than 50% of Total Revolving Commitments or 0.375% for each quarter during which the daily average the Total Resolving Exposure is greater than or equal to 50% of Total Revolving Commitments. The OIN Revolver Facility provides for quarterly payment of commitment fees at a rate of 0.50% of the average daily unused amount of each lender’s Revolving Commitments.

The applicable margins and floor interest rates for each Exit Financing Facility is as follows:

Flag	U.S. Flag				International Flag
Facility	OBS ABL Facility		OBS Term Loan		OIN Term Loan		OIN Revolver Facility
Rate	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR
Floor	None	None	2.00%	1.00%	2.00%	1.00%	2.00%	1.00%
Applicable Margin	1.25% - 1.75%	2.25% - 2.75%	3.25%	4.25%	3.75%	4.75%	3.50%	4.50%

97	Overseas Shipholding Group, Inc.

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

Management determined that it had Excess Cash Flow for the year ended December 31, 2015 and has projected the amount of Excess Cash Flow. The first mandatory prepayment of approximately $51,295 for the OBS Term Loan, will be due during the first quarter of 2016, and is therefore included in current installments of long-term debt on the consolidated balance sheet as of December 31, 2015. Management determined that no prepayment is required for the OIN Term Loan as of December 31, 2015.

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

Pursuant to the June 3, 2015 amendments to the Exit Financing Facilities, OIN paid a cash dividend of $200,000 to OSG on June 26, 2015. For the OIN Facilities, the amendments reduced the base Available Amount (as defined in the loan agreement for the OIN Facilities) from $25,000 to $0. The amendments did not alter the definition of Available Amount under the OBS Term Loan. As of December 31, 2015, no cash dividends, loans or advances to the Parent Company were permitted under each of the OBS and OIN Term Loan. As a result, all of the $1,886,307 reflected as investments in affiliates and subsidiaries on the Parent Company’s (separate company) balance sheet as of December 31, 2015 were deemed to be restricted net assets. Management expects that the Available Amount under the OBS Term Loan and OIN Term Loan will increase to $51,295 and $132,200, respectively by the end of the first quarter of 2016, after the required reports are filed with the banks.

The OIN Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the OIN Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at December 31, 2015. None of the other Exit Financing Facilities have financial covenants.

During the year ended December 31, 2014, the Company paid issuance and deferred financing fees aggregating $2,748 and $51,963, respectively, for the Exit Financing Facilities. Issuance costs incurred by the Exit Facilities lenders (“Exit Facilities Lenders”), or on behalf of the Exit Facilities Lenders, were treated as a reduction of the debt proceeds. During the year ended December 31, 2015, the Company paid fees aggregating $6,187 in connection with the amendments to the Exit Financing Facilities described above, that were capitalized as deferred finance charges. (See Note 3, “Significant Accounting Policies” for additional information relating to deferred financing charges).

Unsecured Senior Notes

The Company has the following separate series of unsecured notes issued and outstanding as of December 31, 2015 and 2014.

8.125% Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consisted of $300,000 in face value, which were due on March 30, 2018. As of the Effective Date, the 8.125% Notes were reinstated and contractual interest through the last missed coupon date was paid. The 8.125% Notes (i) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (ii) may not be redeemed prior to their respective maturity dates; (iii) are subject to repurchase upon certain changes of ownership or control (as further described below); (iv) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur, as such term (and all capitalized terms hereafter in this paragraph) are defined within the applicable indenture, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (v) restrict the Company’s ability to merge or consolidate with another person. Upon a “Change of Control Triggering Event,” which requires both a ‘‘Change of Control’’ and a ‘‘Rating Decline,” as such terms are defined within the 8.125% Notes indenture, we would be obligated to make an offer to purchase all outstanding 8.125% Notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of purchase. Additionally, upon certain Events of Default, the Trustee or the Holders of not less than 25% in aggregate principal amount of the outstanding 8.125% Notes may declare the entire unpaid principal of and accrued interest on the 8.125% Notes to be due and payable immediately.

98	Overseas Shipholding Group, Inc.

7.5% Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consisted of $146,000 in face value, which were due on February 15, 2024. Pursuant to the Equity Plan, on the Effective Date, the Company issued two series of 7.50% Notes due February 15, 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes” and together with the Election 1 Notes, the “Election Notes”) to holders of the 7.50% Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be.

The Election 1 Notes have substantially the same terms as the 2024 Notes, other than the maturity date. The Election 2 Notes had substantially the same terms as the 2024 Notes, other than the (i) the maturity date and (ii) definitions and provisions related to a holder’s right to require the Company to repurchase such holder’s Election 2 Notes upon the occurrence of certain changes in the ownership or control of OSG. Under the Third Supplemental indenture, such right is triggered only upon the occurrence of both, a Change of Control and a Rating Decline (each as defined in the Third Supplemental Indenture). Both the Election 1 Notes and the Election 2 Notes (i) will accrue interest at the rate of 7.50% per annum from August 5, 2014, payable on February 15 and August 15 of each year, beginning on February 15, 2015, to holders of record on the immediately preceding February 1 and August 1; (ii) are the Company’s general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (iii) may not be redeemed prior to their respective maturity dates; (iv) are subject to repurchase upon certain changes of ownership or control (the provisions of which, as noted above, are different between the two series of notes); (v) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur as such term (and all capitalized terms hereafter in this paragraph) are defined within the applicable indenture, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (vi) restrict the Company’s ability to merge or consolidate with another person.

Debt Repurchases, Modifications and Extinguishments

During the first nine months of 2015, the Company repurchased, in the open market, and retired an aggregate principal amount of $101,092 its outstanding 8.125% Notes, Election I Notes, Election 2 Notes and 2024 Notes.

On December 2, 2015, OSG announced that it was commencing cash tender offers (each a “Tender Offer” and, collectively, the “Tender Offers”) for up to $119,076 in aggregate principal amount of the Company’s outstanding 8.125% Notes and any and all of the Company’s outstanding Election 1 Notes, Election 2 Notes, and 2024 Notes. In conjunction with the Tender Offers, the Company also solicited consents (the “Consents”) from registered holders of each series of Unsecured Senior Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) to amend the applicable indenture governing such series of Unsecured Senior Notes to affirm that for the purposes of the restriction in such indenture on the Company’s ability to dispose of assets, the Company’s international operations, held through its subsidiary OIN, do not constitute all or substantially all, or substantially an entirety, or the Company’s assets (the “Proposed Amendment”).

The Tender Offers and Consent Solicitations for the 8.125% Notes and the Election Notes expired on December 30, 2015 and the Tender Offers and Consent Solicitations and the Consent only option for the 2024 Notes expired on January 22, 2016. In accordance with the terms of each of the respective Tender Offers and the Consent Solicitations, supplemental indentures effecting the Proposed Amendment to each of the indentures governing the 8.125% Notes and the Election 1 and Election 2 Notes were executed in December 2015.

The following table summarizes the aggregate principal amount of the Company’s Unsecured Senior Notes that were repurchased and retired during the year ended December 31, 2015:

Unsecured Senior Note Series	Face Amount Repurchased
	Open market	Tender offer	Total
8.125% notes due 2018	$61,849	$119,187	$181,036
7.50% Election 1 notes due 2021	3,000	3,508	6,508
7.50% Election 2 notes due 2021	36,143	102,262	138,405
7.50% notes due 2024	100	2	102
	$101,092	$224,959	$326,051

The aggregate net loss of $26,516 realized on these transactions during the year ended December 31, 2015 is included in other (expense)/income in the accompanying consolidated statements of operations. In addition, the Company repurchased and retired $294 in aggregate principal amount of the 2024 Notes in January 2016 upon expiry of the tender Offer and Consent Solicitation.

99	Overseas Shipholding Group, Inc.

In conjunction with the above Tender Offers and Consent Solicitations, the Company incurred and paid consent fees totaling $10,326. Approximately $3,578 of such amount relates to Unsecured Senior Notes that were not repurchased. Such costs, included in other assets in the accompanying consolidated balance sheet as of December 31, 2015, have been deferred and will be amortized over the remaining term of the applicable Unsecured Senior Note series. Third party legal and consulting fees (aggregating approximately $3,099) incurred by the Company in relation to these transactions are included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2015.

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the years ended December 31, 2015 and 2014 with respect to the Company’s debt facilities:

Debt facility	2015	2014
	Contractual Interest	Contractual Interest	Reorganization Expense	Total Expense
8.125% notes due 2018	$22,779	$59,214	$6,985	$66,199
OBS Facilities, due 2019	37,666	15,282	-	15,282
OIN Facilities, due 2019	42,688	17,085	-	17,085
7.50% notes due 2021-2024	9,890	23,405	6,256	29,661
Unsecured revolving credit facility (1)	-	78,625	-	78,625
8.75% Debentures due 2013 (1)	-	9,600	940	10,540
Floating rate secured term loans, due through 2023 (1)	-	20,460	10,083	30,543
Total Expense	$113,023	$223,672	$24,264	$247,936

(1) The Company repaid the principal outstanding for these pre-reorganized OSG loan facilities on the Effective Date.

The amounts recognized during the year ended December 31, 2014 reflect contractual interest expense (including default interest, as applicable) and reorganization items relating to default interest and changes in estimates of allowed claims, as applicable, pursuant to the Equity Plan. For the year ended December 31, 2013 no interest expense was recorded relating to pre-reorganized OSG’s loan facilities.

As of December 31, 2015, the aggregate annual principal payments required to be made on debt are as follows:

Year	Amount
2016	$63,039
2017	11,744
2018	130,708
2019	1,126,377
2020	-
Thereafter	985
$1,332,853

Interest paid, excluding capitalized interest, amounted to $108,712 in 2015, $209,716 in 2014 and $0 in 2013.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE DISCLOSURES:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and cash equivalents and restricted cash— The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-public debt are estimated based on quoted market prices.

Interest rate swaps and caps— The fair values of interest rate swaps and caps are the estimated amounts that the Company would receive or pay to terminate the swaps or caps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

100	Overseas Shipholding Group, Inc.

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2015 and 2014, are as follows:

	Fair Value	Level 1	Level 2
December 31, 2015:
Cash (1)	$522,408	$522,408	$-
8.125% notes due 2018	(121,046)	-	(121,046)
OBS Term loan	(571,682)	-	(571,682)
OIN Term loan	(601,928)	-	(601,928)
7.5% Election 2 notes due 2021	(328)	-	(328)
7.5% notes due 2024	(745)	-	(745)

December 31, 2014:
Cash (1)	$512,404	$512,404	$-
8.125% notes due 2018	(294,300)	-	(294,300)
OBS Term loan	(589,863)	-	(589,863)
OIN Term loan	(618,981)	-	(618,981)
7.5% Election 1 notes due 2021	(5,511)	-	(5,511)
7.5% Election 2 notes due 2021	(131,773)	-	(131,773)
7.5% notes due 2024	(626)	-	(626)

(1) Includes current and non-current restricted cash aggregating $19,572 and $123,178 at December 31, 2015 and 2014, respectively.

Derivatives

The Company manages its exposure to interest rate volatility risks by using derivative instruments.

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. As of December 31, 2015 and 2014, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 15, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The interest rate caps were designated and qualified as cash flow hedges. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of offset exists. The following tables present information with respect to the fair values of derivatives reflected in the December 31, 2015 and 2014 balance sheets on a gross basis by transaction:

101	Overseas Shipholding Group, Inc.

Fair Values of Derivative Instruments:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
December 31, 2015:
Derivatives designated as hedging instruments:
Interest rate caps:
Long-term portion	Other assets	$102	Other liabilities	$-
Total derivatives designated as hedging instruments		$102		$-
December 31, 2014:
Derivatives designated as hedging instruments:
Interest rate caps:
Long-term portion	Other assets	$2,115	Other liabilities	$-
Total derivatives designated as hedging instruments		$2,115		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income/(loss).

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the years ended December 31, 2015, 2014 and 2013 follows:

For the year ended December 31,	2015	2014	2013
Interest rate swaps	$(9,721)	$(21,487)	$19,114
Interest rate caps	(2,009)	(478)	-
Total	$(11,730)	$(21,965)	$19,114

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The Company’s interest rate cap agreements had no effect on the consolidated statement of operations for the year ended December 31, 2014. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the year ended 2015 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss)
	Reclassified from
	Accumulated Other Comprehensive
	Loss		Ineffective Portion
For the year ended		Amount of		Amount of
December 31, 2015:	Location	Gain/(Loss)	Location	Gain/(Loss)
Interest rate caps	Interest expense	$(3)	Interest expense	$-
Total		$(3)		$-

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 15, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

102	Overseas Shipholding Group, Inc.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at December 31, 2015
Derivative Assets (interest rate caps)	$102	$-	$102	(1)

Assets/(Liabilities) at December 31, 2014
Derivative Assets (interest rate caps)	$2,115	$-	$2,115	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

NOTE 12 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

At December 31,	2015	2014
Accounts payable	$5,959	$4,422
Payroll and benefits	23,316	19,060
Interest	13,152	21,218
Due to owners on chartered in vessels	4,085	3,776
Accrued drydock and repair costs	6,267	1,983
Bunkers and lubricants	1,019	1,626
Charter revenues received in advance	10,743	15,693
Insurance	1,650	920
Accrued vessel expenses	10,965	4,233
Bankruptcy claims accruals	5,000	13,506
Accrued general and administrative expenses	6,564	6,895
Other	2,512	2,734
	$91,233	$96,066

NOTE 13 —TAXES:

Income of foreign shipping companies earned before 1976 is not subject to U.S. income taxation unless distributed. From January 1, 1976 through December 31, 1986 foreign shipping income was excluded from U.S. income taxation to the extent that such income was reinvested in foreign shipping operations. A determination of the amount of qualified investments in foreign shipping operations, as defined, is made at the end of each year and such amount is compared with the corresponding amount at December 31, 1986. The Company’s qualified investments continue to exceed the base amount. From January 1, 1987 through December 31, 2004, earnings of foreign shipping companies (exclusive of foreign joint ventures in which the Company has a less than 50% interest) were subject to U.S. income taxation in the year earned and could therefore be distributed to the U.S. without further tax. For years beginning after December 31, 2004, the earnings from shipping operations of the Company’s foreign subsidiaries are not subject to U.S. income taxation as long as such earnings are not deemed repatriated to the U.S.

The components of loss before income taxes follow:

For the year ended December 31,	2015	2014	2013
Foreign	$180,180	$455,565	$(662,480)
Domestic	2,888	(722,646)	9,505
	$183,068	$(267,081)	$(652,975)

103	Overseas Shipholding Group, Inc.

In connection with the 2014 income and loss reported above, the Company treated certain payments made by OSG in connection with the Company’s emergence from bankruptcy in August 2014 in the amount of $477,835 as having been made in its capacity as guarantor of the obligation of subsidiaries of OIN, a wholly owned subsidiary of the Company incorporated in the Marshall Islands, arising under certain loan agreements. In connection with these payments, the Company has included these amounts in the loss reported above for domestic income/(loss). As OIN and its subsidiaries were relieved of its obligations to satisfy the amounts paid by OSG, cancellation of indebtedness income was reflected in an amount equal to the OSG payment and has been included in the foreign income/(loss) reported in the components of income/(loss) before income taxes table above.

The foreign income/(loss) reflected in the table above is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax.

The components of the income tax (provisions)/benefits follow:

For the year ended December 31,	2015	2014	2013
Current	$31,328	$32,376	$7,347
Deferred	69,564	82,432	7,398
	$100,892	$114,808	$14,745

The income tax benefits are primarily attributable to U.S. federal and state income taxes and include the impact of unrecognized tax benefits. For the year ended December 31, 2015, the current benefit substantially relates to the release of previously unrecognized tax benefits.

The significant components of the Company’s deferred tax liabilities and assets follow:

As of December 31,	2015	2014
Deferred tax liabilities:
Vessels and other property	$278,672	$289,229
Unremitted earnings of foreign subsidiaries	48,856	-
Prepaid expenditures	23,603	15,816
Other—net	1,422	9,635
Total deferred tax liabilities	352,553	314,680
Deferred tax assets:
Loss carryforwards	153,941	26,419
Employee compensation and benefit plans	15,705	14,263
Financing and professional fees	1,777	4,386
Accrued expenses and other	8,724	5,185
Total deferred tax assets	180,147	50,253
Valuation allowance	35,789	13,538
Net deferred tax assets	144,358	36,715
Net deferred tax liabilities	$208,195	$277,965

As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards of $396,150 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2015, the Company had U.S. state net operating loss carryforwards of $549,042, which expire in various years ending from December 31, 2016 to December 31, 2035, and net operating loss carryforwards related to foreign operations of $66,500, some of which have indefinite lives, that begin to expire in 2018. The amount of net operating loss carryforwards reflected in this paragraph are presented on a tax return basis and differ from the amounts in the deferred tax table above, which reflect the future tax benefit of the losses and are reflected net of unrecognized tax benefits.

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

104	Overseas Shipholding Group, Inc.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state and foreign deferred tax assets, the negative evidence in the form of cumulative losses incurred over the preceding three-year period and lack of positive evidence of reversing deferred tax liabilities during the carryover period resulted in the Company establishing a valuation allowance of $35,789 and $13,538 as of December 31, 2015 and 2014, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance increased by $22,251, $61 and $5,213 in 2015, 2014 and 2013 as a result of additional losses generated. The increase in the valuation allowance in 2015 resulted primarily from state net operating losses generated by certain payments made by OSG in its capacity as guarantor of the obligations of subsidiaries of OIN, for which a valuation allowance was established.

During the years ended December 31, 2015, 2014 and 2013, the Company paid (net of refunds received) $(53,799), $266,867 and $60,687, respectively, of income taxes of which $270,465 related to the settlement with the IRS in 2014, as part of the confirmation of the Equity Plan, closing the 2004 through 2012 tax years and $58,747 related to U.S. Federal income taxes in 2013. During the quarter ending December 31, 2015, the Company filed a refund claim with the IRS and received $54,884 related to the carryback of its 2014 net operating loss to 2012 and 2013.

Reconciliations of the effective income tax rate attributable to pretax results and the U.S. Federal statutory income tax rate follow:

For the year ended December 31,	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustments due to:
Foreign income not subject to tax(1)	(34.4)%	59.7%	(36.2)%
State taxes, net of federal benefit	0.1%	0.6%	0.5%
Interest on unrecognized tax benefits	0.1%	(3.4)%	4.9%
Nondeductible reorganization costs	(1.0)%	(6.7)%	(1.4)%
Foreign income and repatriations taxed in the U.S.	-%	(0.9)%	(1.6)%
Unremitted earnings of foreign subsidiaries	26.6%	20.8%	-%
Deferred compensation	-%	(1.9)%	-%
Tax examination settlement	-%	1.9%	-%
Payments as guarantor	(81.2)%	(62.6)%	-%
U.S. income subject to tonnage tax	(0.3)%	0.8%	0.4%
Other	-%	(0.3)%	0.7%
Effective tax rate	(55.1)%	43.0%	2.3%

(1) In 2014, includes cancellation of indebtedness income associated with payments as guarantor, which is separately reflected in the reconciliation of the effective income tax rate.

105	Overseas Shipholding Group, Inc.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	2015	2014
Balance of unrecognized tax benefits as of January 1,	$215,328	$391,830
Increases for positions taken in prior years	358	2,876
Decreases for positions taken in prior years	(179,151)	-
Increases for positions related to the current year	-	180,509
Amounts of decreases related to settlements	-	(354,886)
Reductions due to lapse of statutes of limitations	-	(5,001)
Balance of unrecognized tax benefits as of December 31,	$36,535	$215,328

Included in the balances of unrecognized tax benefits as of December 31, 2015 and 2014 are $35,989 and $211,075, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line in the consolidated balance sheet. Related to the unrecognized tax benefits noted above, the Company recorded additional interest of $168 during the year ended December 31, 2015, and as of December 31, 2015, recognized a liability for interest of $702. During the year ended December 31, 2014, the Company recorded additional interest of $15,259, primarily as a result of post-petition interest due to the IRS, and as of December 31, 2014, had recognized a liability for interest of $534.

In January 2015, the Company requested that the Internal Revenue Service (“IRS”) review under its Pre-Filing Agreement Program the deductibility of certain payments made by OSG in 2014, in the aggregate amount of $477,835, in its capacity as guarantor of the obligations of subsidiaries of OIN under certain loan agreements. In connection with these payments, the Company had established an unrecognized tax benefit equal to the full amount of such benefits, or $179,151 as of December 31, 2014. On September 4, 2015, the Company received an executed closing agreement from the IRS, which allowed a deduction of $424,523. As a result of the closing agreement, the Company reduced its reserve for uncertain tax positions by $179,151 and increased its deferred tax asset for net operating loss carryforwards and recognized an income tax benefit of $150,073 during the year ended December 31, 2015.

As a result of the aforementioned closing agreement, OSG’s investment in OIN for financial reporting purposes now exceeds its tax basis. As of December 31, 2015, management does not believe that it can make an assertion that OSG’s investment in OIN is essentially permanent in duration. Accordingly, the Company has recognized a deferred tax liability and tax provision of $48,856 for the year ended December 31, 2015 on the accumulated and current year undistributed earnings of its foreign operations, aggregating approximately $138,881, arising principally from companies domiciled in the Marshall Islands.

After taking into consideration tax attributes, such as net operating loss carryforwards, and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $2,283 as of December 31, 2015. As of December 31, 2014, after taking into consideration such tax attributes, such as net operating loss carryforwards, and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $34,520.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2015, the Company generally is not subject to examination by U.S. federal tax authorities for years before 2012.

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

106	Overseas Shipholding Group, Inc.

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

Our Class B common stock carries an entitlement to distribution of a percentage of the proceeds from the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners, net of related out-of-pocket expenses incurred by us, including legal fees, all reasonable and documented costs and expenses incurred and all payments made or to be made by us in respect of certain counterclaims or pursuant to indemnification obligations, as determined by our Board of Directors (“the Board”) in good faith (such net amount, the “Net Litigation Recovery”). The aggregate amount of the Net Litigation Recovery that will be distributed to holders of the Class B common stock as of the relevant record date (the “Aggregate Available Distribution”) will be an amount equal to the product of the Net Litigation Recovery multiplied by 0.1. The holders of record of Class B common stock on the relevant record date will be entitled to receive, in respect of each share of Class B common stock held by such holder, a pro rata portion of the Aggregate Available Distribution calculated as a fraction thereof, the numerator of which shall be one and the denominator of which shall be 7,926,805. Any portion of the Aggregate Available Distribution that is not distributed to holders of Class B common stock as a result of shares of Class B common stock being converted into Class A common stock prior to the relevant record date will be property of the Company.

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

In order to preserve the status of OSG as a Jones Act company, the percentage of each class of its common stock that may be owned by non-U.S. citizens is limited. In addition, the Company has established policies and procedures to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our board of directors has determined that until further action by our board of directors, at least 77% of the outstanding shares of each class of capital stock of the Company must be owned by U.S. Citizens. At and during such time that the limit is reached with respect to shares of Class A common stock or Class B common stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens until the holdings of non-U.S. Citizens falls below the maximum percentage allowable.

Each Class A warrant and Class B warrant (together, the “Warrants”) represents the right to purchase one share of Class A common stock and one share of Class B common stock, respectively, subject in each case to the adjustments as provided pursuant to the terms thereof (see discussion under Stock Dividend below). The Warrants may be exercised at a price per share of Class A common stock or Class B common stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039, and will expire thereafter. Until they exercise their Warrants, except as otherwise provided in the Warrants, the holders of the Warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG's reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG's Amended and Restated Certificate of Incorporation).

Dividends

On November 20, 2015, the Company’s Board approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015 (the “record date”), received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In conjunction with the announcement of the stock dividend, the Company applied for and was granted permission to list the Class A common stock shares that were issued as a part of the dividend on the NYSE MKT.

Holders of the Company’s outstanding Class A and Class B warrants are entitled to receive, upon exercise, 0.1 additional shares of Class A common stock per warrant exercised, in order to account for the dilutive impact of the stock dividend. In addition, the Incentive Plans described below contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company, the number and the type of securities underlying outstanding awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding awards. No additional compensation was recognized in 2015 as a result of such modification.

The Company has not paid any regular cash dividends since the third quarter of 2011. On February 29, 2016, the Company’s Board of Directors declared a cash dividend of $0.08 per share of common stock payable prior to the end of March 2016. In addition, in connection with the cash dividend, in accordance with the terms of the outstanding warrants for OSG’s Class A and Class B common stock, those warrants will be automatically adjusted so that exercising holders will be entitled to receive, upon exercise, additional shares of Class A common stock reflecting the payment of the cash dividend.

107	Overseas Shipholding Group, Inc.

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

OSG shareholders approved the Incentive Plans on June 9, 2015.

Director Compensation -Restricted Common Stock

The Company awarded a total of 306,129 and 324,997 restricted Class A common stock shares during the years ended December 31, 2015 and 2014, respectively, to its non-employee directors. The weighted average fair value of the Company’s stock on the measurement date of such awards was $3.38 (2015) and $3.00 (2014) per share. Such restricted shares awards generally vest in full at the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The shares granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted shares has all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

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

On August 3, 2015, Mr. Alexander Greene and Mr. Nikolaus Semaca resigned from the Board. Pursuant to waiver letter agreements entered into between the Company and each of such former directors in connection with their resignations, a total of 124,976 shares originally granted these directors vested in full on August 7, 2015. The incremental compensation expense recognized as a result of the accelerated vesting and the difference between the grant date fair value of the vested shares and the estimated fair value of the Company’s Class A common stock on August 7, 2015 was approximately $189. The Company has also entered into consulting agreements with each of Messrs. Greene and Semaca for the provision of advisory services as requested from time to time at the discretion of the Chairman of the Board. During the consulting period which terminates on June 30, 2016, Messrs. Greene and Semaca will each receive a quarterly fee of approximately $37.

108	Overseas Shipholding Group, Inc.

Management Compensation

(i) Restricted Stock Units

During the year ended December 31, 2015, the Company entered into employment agreements with three executive officers which provided for stock compensation grants. One of the grants was to be comprised of time-based restricted stock units, which vest over a three year period. The remaining two grants were each to be comprised of one-third stock options, one-third time-based restricted stock units and one-third performance based restricted stock units, each subject to three year vesting. Also, during the year ended December 31, 2015, the Company granted restricted stock unit awards to certain employees, each award subject to three years vesting.

During the years ended December 31, 2015 and 2014, the Company awarded 1,536,407 and 196,349 time-based restricted stock units (“RSUs”), respectively, to certain of its employees, including senior officers. The weighted average measurement date fair value of these awards was $3.41 (2015) and $3.65 (2014), per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled as described below. Settlement of the vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration.

On October 12, 2015, the Company awarded 630,766 performance-based RSUs to certain members of senior management. The grant date fair value of the performance awards was determined to be $2.66 per RSU. Each performance stock unit represents a contingent right to receive RSUs of the Company based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. One third of each performance award will vest on each of December 31, 2015, 2016 and 2017, subject in each case to the Committee’s certification of achievement of the performance measures and targets no later than each March 31 following the respective date of vesting. Settlement of the vested RSUs may be in either shares of common stock or cash, as determined by the Committee in its discretion, and shall occur as soon as practicable following the Committee's certification of the achievement of the applicable performance measures and targets for 2017 and in any event no later than April 30, 2018. With respect to the RSUs that may vest with respect to each of 2015, 2016 and 2017, the number of target RSUs shall be subject to an increase or decrease depending on performance against the applicable performance measures and targets. Compensation expense recognized with respect to the performance award vesting on December 31, 2015 is based upon an achievement level of 130% of the target RSUs.

(ii) Stock Options

During the years ended December 31, 2015 and 2014, the Company awarded to certain members of senior management an aggregate of 959,232 and 453,586 stock options, respectively. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $3.25 (2015) and $3.65 (2014) per share. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2015 and 2014 grants: risk free interest rates of 1.8% and 2.2%, dividend yields of 0.0%, expected stock price volatility factors of .37 and .42 and expected lives of 6.0 years.

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

109	Overseas Shipholding Group, Inc.

A total of 31,490,819 shares of the Company’s Class A Common Stock may be issued or used as the basis for awards under the Incentive Plans as of December 31, 2015.

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

For both the Incentive Plans and the 2004 Plan compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the restricted shares and RSU awards described above was $3,791, $2,467 and $61 during each of the years ended December 31, 2015, 2014 and 2013, respectively. Such compensation expense for 2014 and 2013 is net of benefits of $279 and $3,935, respectively, relating to the true up of estimated forfeiture estimates to reflect actual experience for the 2004 Plan restricted stock grants.

Activity with respect to restricted common stock and restricted stock units under all plans during the three years ended December 31, 2015 is summarized as follows:

Activity for the three years ended December 31, 2015	Class A common stock	Common stock
Nonvested Shares Outstanding at December 31, 2012		780,594
Vested ($10.00 to $43.40 per share)		(155,932)
Forfeited		(379,163)
Nonvested Shares Outstanding at December 31, 2013	-	245,499
Granted	521,346	-
Vested ($10.00 to $43.40 per share)	-	(82,722)
Forfeited	-	(42,887)
Cancelled	-	(119,890)
Nonvested Shares Outstanding at December 31, 2014	521,346	-
Granted	2,473,302	-
Vested ($3.00 to $3.65 per share)(1)	(958,464)	-
Forfeited	(26,051)	-
Modification (2)	315,562	-
Nonvested Shares Outstanding at December 31, 2015	2,325,695	-

(1)	Includes 300,664 RSUs that are subject to certification by the Committee before the shares are issued to the respective grantees.
(2)	Represents additional shares resulting from the stock dividend adjustment described above and an increase in performance awards vesting on December 31, 2015 based on the actual achievement of performance goals.

110	Overseas Shipholding Group, Inc.

Activity for the three years ended December 31, 2015	Class A common shares	Common stock
Options Outstanding at December 31, 2012		2,204,781
Granted		-
Forfeited		(1,523,825)
Exercised		-
Options Outstanding at December 31, 2013	-	680,956
Granted	453,586	-
Forfeited	-	(39,848)
Exercised	-	-
Cancelled	-	(641,108)
Options Outstanding at December 31, 2014	453,586	-
Granted	959,232	-
Dividend modification(1)	198,411	-
Options Outstanding at December 31, 2015	1,611,229	-
Options Exercisable at December 31, 2015	172,454	-

(1)	Represents additional shares resulting from the stock dividend adjustment described above.

The weighted average remaining contractual life of the outstanding stock options at December 31, 2015 was 9.22 years. The range of exercise prices of the stock options outstanding at December 31, 2015 was between $2.85 and $3.20 per share (which reflects an adjustment as a result of the stock dividend described above). The weighted average exercise prices of the stock options outstanding at December 31, 2015, 2014 and 2013 were $2.96, $3.65 and $39.48 per share, respectively. None of the stock options which vested during the three year period ended December 31, 2015 were “in-the-money.”

Net compensation expense/(income) as a result of the grants of stock options described above was $621, $338 and $(192) during each of the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, there was $6,910 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.14 years.

NOTE 15 —ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

At December 31,	2015	2014
Unrealized losses on derivative instruments	$(54,620)	$(61,547)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(18,841)	(21,833)
	$(73,461)	$(83,380)

111	Overseas Shipholding Group, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2015.

	Unrealized losses on available-for-sale securities	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2014	$-	$(61,547)	$(21,833)	$(83,380)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	-	(11,177)	2,581	(8,596)
Amounts reclassified from accumulated other comprehensive loss	-	18,104	411	18,515
Total change in accumulated other comprehensive loss	-	6,927	2,992	9,919
Balance as of December 31, 2015	$-	$(54,620)	$(18,841)	$(73,461)

Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	-	(21,850)	(11,969)	(33,819)
Amounts reclassified from accumulated other comprehensive loss	-	19,566	217	19,783
Total change in accumulated other comprehensive loss	-	(2,284)	(11,752)	(14,036)
Balance as of December 31, 2014	$-	$(61,547)	$(21,833)	$(83,380)

Balance as of December 31, 2012	$49	$(98,937)	$(14,893)	$(113,781)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(181)	19,114	4,336	23,269
Amounts reclassified from accumulated other comprehensive loss	132	20,560	476	21,168
Total change in accumulated other comprehensive loss	(49)	39,674	4,812	44,437
Balance as of December 31, 2013	$-	$(59,263)	$(10,081)	$(69,344)

112	Overseas Shipholding Group, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2015.

	Years Ended December 31,
Accumulated Other Comprehensive Income Component	2015	2014	2013	Statement of Operations Line Item

Unrealized losses on available-for-sale securities:
Impairment recorded relating to securities held by the Company's foreign subsidiaries	$-	$-	$(132)	Other income/(expense)

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	(18,101)	(19,566)	(20,560)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(3)	-	-	Interest expense

Items not yet recognized as a component of net periodic
benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(714)	(260)	(678)	General and administrative expenses

Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	80	97	65	Vessel expenses
	(18,738)	(19,729)	(21,305)	Total before tax
				Tax (provision) or
	223	(54)	137	benefit (1)
	$(18,515)	$(19,783)	$(21,168)	Total net of tax

(1)	The tax (provision)/benefit relates to the net periodic benefit costs of the Company's pension and postretirement benefit plans as well as interest rate caps entered into by the Company's domestic subsidiaries.

The following amounts are included in accumulated other comprehensive loss at December 31, 2015, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $959 ($208 net of tax) and unrecognized actuarial losses $26,177 ($19,049 net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2016 are a gain of $195 ($93 net of tax) and a loss of $1,266 ($938 net of tax), respectively.

At December 31, 2015, the Company expects that it will reclassify $16,262 ($16,144 net of tax) losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months due to the payment of variable rate interest associated with floating rate debt of the Company’s FSO and LNG equity method investees and interest rate caps held by the Company’s subsidiaries.

See Note 7, “Equity Method Investments,” for additional information relating to derivatives held by the Company’s equity method investees and Note 11, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

113	Overseas Shipholding Group, Inc.

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Tax (expense)/ benefit on unrealized gains/(losses) on cash flow hedges	Tax (expense)/ benefit on items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive income	$553	$(353)
Amounts reclassified from accumulated other comprehensive income	-	(223)
Total change in accumulated other comprehensive income	$553	$(576)

For the year ended December 31, 2014
Current period change excluding amounts reclassified from accumulated other comprehensive income	$115	$3,639
Amounts reclassified from accumulated other comprehensive income	-	54
Total change in accumulated other comprehensive income	$115	$3,693

For the year ended December 31, 2013
Current period change excluding amounts reclassified from accumulated other comprehensive income	$-	$(2,899)
Amounts reclassified from accumulated other comprehensive income	-	(137)
Total change in accumulated other comprehensive income	$-	$(3,036)

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

The Company’s policy is to calculate estimates for lease termination costs related to the rejected charters using a market participant’s discount rate. For the year ended December 31, 2013, the Company recorded estimated charges for lease termination costs totaling $248,839 related to the rejected vessel charters that had been redelivered to their owners or amended through April 30, 2013. These charges, which are included in reorganization items, net in the consolidated statements of operations, reflect revisions made to the charges originally recorded as a result of the Bankruptcy Court’s approval of agreements entered into with the counterparties for the 25 chartered-in International Flag vessels that have resulted in agreed amended claims.

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

As of December 31, 2015, the Company had commitments to charter-in 17 vessels. All of the charter-ins are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations.

The future minimum commitments and related number of operating days under these operating leases are as follows:

114	Overseas Shipholding Group, Inc.

Bareboat Charters-in:

At December 31, 2015	Amount	Operating Days
2016	$98,803	4,758
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
2020	9,168	366
Thereafter	41,132	1,642
Net minimum lease payments	$452,341	18,878

Time Charters-in:

At December 31, 2015	Amount	Operating Days
2016	$26,304	2,354
2017	12,819	989
Net minimum lease payments	$39,123	3,343

The future minimum commitments for time charters-in excludes amounts with respect to vessels chartered-in where the duration of the charter was one year or less at the inception but includes amounts with respect to workboats employed in the International Crude Tankers Lightering business. Time charter-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable they are not currently reflected in the table above. Due to reserve funding requirements, no profits are expected to be paid to the owners before 2018 for the year ending December 31, 2017. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At December 31, 2015	Amount	Revenue Days
2016	$429,904	9,430
2017	233,327	4,212
2018	144,882	2,005
2019	78,068	933
2020	43,766	532
Thereafter	134,438	1,570
Net minimum lease payments	$1,064,385	18,682

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $31,700 (2016), $24,766 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price, and do not contemplate early termination of the COAs as provided in certain of the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

115	Overseas Shipholding Group, Inc.

3. Office space:

The future minimum commitments under lease obligations for office space are as follows:

At December 31,	Amount
2016	$1,201
2017	581
2018	373
2019	61
2020	15
Net minimum lease payments	$2,231

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

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $1,918 in 2015, $2,264 in 2014 and $3,959 in 2013.

NOTE 17 —PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

For the years ended December 31, 2015 and December 31, 2014 pension and other benefit liabilities are included in other liabilities in the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2015, the Maritrans Plan is the only domestic defined benefit pension plan in existence. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

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

Certain of the Company’s foreign subsidiaries have or had pension plans that, in the aggregate, are not significant to the Company’s consolidated financial position. The liabilities for such pension plans are included in other liabilities in the consolidated balance sheets as of December 31, 2015 and 2014. In August 2014, OSG provided a guarantee to the Trustees of the OSG Ship Management (UK) Ltd. Retirement Benefits Plan (the “Scheme”), which superseded entirely a guarantee previously entered into in November 2010, in respect to the obligations of OSG Ship Management (UK) Ltd., the principal employer of the Scheme, in the amount not to exceed £4,896 ($7,262 at December 31, 2015).

116	Overseas Shipholding Group, Inc.

Multiemployer Pension and Postretirement Benefit plans

Certain of the Company’s domestic subsidiaries are parties to collective-bargaining agreements that require them to make contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. All three plans, the American Maritime Officers (“AMO”) Pension Plan, the Seafarers Pension Plan (“SIU”) and the Marine Engineers’ Beneficial Association (“MEBA”) Defined Benefit Pension Plan, are deemed individually significant by management. Management assessed these plans as individually significant because of the potential withdrawal liabilities under the AMO Pension Plan and the MEBA Defined Benefit Pension Plan and because the Company’s contributions to the SIU plan constituted more than 5% of total employer contributions to the plan during the pension plan year ending in 2014.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act					Contributions made
		Zone Status					by the Company
Pension Plan	EIN / Pension Plan Number	2015		2014		Rehabilitation Plan Status	2015	2014	2013

AMO Pension Plan	13-1936709	Yellow	(1)	Yellow	(1)	Implemented	$1,001	$994	$975

MEBA Pension Plan	51-6029896	Red	(1)	Green	(1)	Implemented	1,286	322	-

Seafarers Pension Plan	13-6100329	Green	(1)	Green	(1)	None	427	396	407
	Total contributions						$2,714	$1,712	$1,382

(1)	A "Red" Zone (or critical) Status plan is a plan that is funded less than 65% and currently has a funding deficiency or a funding deficiency that is projected in the near term. A "Yellow" Zone Status plan is a plan that has a funding ratio between 65% and 80%. A "Green" Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2015 and any future contributions are subject to negotiations between the employers and the unions. In January 2012, MEBA and the employers agreed to reduce pension benefit accrual rates for future service. Additionally, MEBA and OSG agreed to contractual changes transferring pension contribution obligations to the union members through reallocation of amounts paid by OSG for wages and certain other compensation. In October 2009, the AMO plan filed with the Department of Labor as being in critical status as defined by the Pension Relief Act of 2010. The related rehabilitation plan, which was implemented in 2010, eliminated or reduced certain adjustable benefits, including cost of living adjustments, early retirement and disability pensions. In addition, AMO froze their plan effective January 1, 2010 for the future accrual of benefits and imposed a 5% surcharge during 2011 on the contribution rate per man day. The AMO plan shifted from critical to endangered status as of the end of the 2012 plan year. The MEBA and SIU plans utilized the special 29-year amortization rules under Pension Protection Act to amortize their investment losses from 2008, instead of 15 years. In order to take advantage of this extended amortization period, the plans were not permitted to increase benefits through the 2012 plan years unless the increases were funded by additional contributions and other conditions were met.

Under the Employee Retirement Income Security Act of 1974 (“ERISA”) as amended by the Pension Protection Act of 2006 (“PPA”) and the Multiemployer Pension Reform Act of 2014 (“MPRA”), on March 31, 2015, the actuary of the MEBA Pension Plan (“Plan”) certified the Plan as being in neither endangered nor critical status as of January 1, 2015. The actuary also certified that the Plan was projected to be in critical status in at least one of the five succeeding Plan years. Under MPRA, a multiemployer pension plan that has been actuarially projected to be in critical status within the succeeding five plan years may elect to be in critical status for the current plan year within 30 days of the actuary’s certification. In accordance with applicable law, on April 30, 2015 the Plan’s Board of Trustees (“Trustees”) elected that the Plan enter critical status for the plan year beginning January 1, 2015. The Plan entered into a Rehabilitation Plan (“RP”) whereby lump sum payment options previously available under the Plan will no longer be paid to benificiaries, and each employer became obligated to pay a 5% contribution surcharge to the Plan, effective with respect to contributions for work performed on or after June 1, 2015. On October 27, 2015, the Company received correspondence from MEBA indicating that Federal law requires that the Trustees adopt an RP with a schedule of increases in contributions and reductions in future benefits that will help the Plan emerge from critical status. However, because the Plan’s actuary has projected that the Plan will emerge from critical status without any contribution increases or benefit reductions; the RP does not include any. The letter also indicated that since the Company signed a Memorandum of Understanding on October 21, 2015 whereby the Company and MEBA amended their collective bargaining agreement to adopt the preferred schedule of the RP that was adopted by the Pension Plan’s Board of Trustees on October 21, 2015, the surcharges required to be paid to the Plan by the Company since June 1, 2015 ceased as of October 31, 2015.

117	Overseas Shipholding Group, Inc.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2014, the Company’s estimated withdrawal liability was approximately $18,642. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2014, the Company’s estimated withdrawal liability was approximately $27,382. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2015.

The SIU – Tanker Agreement, SIU – Tug Agreement, AMO and MEBA collective bargaining agreements expire in June 2017, March 2018, March 2018 and June 2020, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2015.

Certain other seagoing personnel of U.S. Flag vessels are covered under a defined contribution plan, the cost of which is funded as accrued. The costs of all these plans were not material during the three years ended December 31, 2015.

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

118	Overseas Shipholding Group, Inc.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$52,418	$46,036	$5,119	$3,919
Cost of benefits earned (service cost)	-	-	137	89
Interest cost on benefit obligation	1,928	1,951	191	193
Amendments	-	-	-	-
Actuarial (gains)/losses	(2,271)	8,957	(621)	1,043
Benefits paid	(2,453)	(4,526)	(203)	(125)
Benefit obligation at year end	49,622	52,418	4,623	5,119
Change in plan assets:
Fair value of plan assets at beginning of year	35,705	36,023	-	-
Actual return on plan assets	(125)	1,014	-	-
Employer contributions	-	1,063	-	-
Benefits paid	(2,453)	(2,395)	-	-
Fair value of plan assets at year end	33,127	35,705	-	-
Unfunded status at December 31	$(16,495)	$(16,713)	$(4,623)	$(5,119)

Information for domestic defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2015	2014
Projected benefit obligation	$49,622	$52,418
Accumulated benefit obligation	49,622	52,418
Fair value of plan assets	33,127	35,705

	Pension benefits			Other benefits
For the year ended December 31,	2015	2014	2013	2015	2014	2013
Components of expense:
Cost of benefits earned	$-	$-	$-	$137	$89	$118
Interest cost on benefit obligation	1,928	1,951	1,775	191	193	178
Expected return on plan assets	(2,412)	(2,494)	(2,092)	-	-	-
Amortization of prior-service costs	-	-	-	(316)	(316)	(333)
Amortization of transition obligation	-	-	-	-	7	7
Recognized net actuarial loss	792	-	504	157	129	171
Gain due to curtailment	-			-	(42)
Net periodic (benefit)/cost	$308	$(543)	$187	$169	$60	$141

The weighted-average assumptions used to determine benefit obligations follow:

	Pension benefits		Other benefits
At December 31,	2015	2014	2015	2014
Discount rate	4.00%	3.75%	4.25%	4.00%
Rate of future compensation increases	-	-	-	-

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

119	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension benefits			Other benefits
For the year ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate	3.75%	4.50%	3.75%	4.00%	5.00%	4.00%
Expected (long-term) return on plan assets	7.25%	7.00%	6.75%	-	-	-
Rate of future compensation increases	-	-	-	-	-	-

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 7% for 2016 over the actual 2015 rates, with the rate of increase declining steadily thereafter by 1% per annum to an ultimate trend rate of 5% per annum in 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2015	$53	$(42)
Effect on postretirement benefit obligation as of December 31, 2015	$503	$(416)

Expected benefit payments are as follows:

	Pension benefits	Other benefits
2016	$2,615	$182
2017	2,644	189
2018	2,753	200
2019	2,846	198
2020	3,010	207
Years 2021-2025	15,676	1,149
	$29,544	$2,125

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category are as follows:

Description	Fair Value	Level 1	Level 2
Cash and cash equivalents	$1,495	$1,495	$-
Equity securities:
U.S. companies	14,956	14,956	-
International companies	6,478	6,478	-
Corporate debt securities	1,817	-	1,817
Mutual funds (1)	3,434	3,434	-
U.S. Treasury securities	3,884	3,884	-
Federal agency mortgage-backed securities	998	998	-
Sovereign securities	65	65	-
Total	$33,127	$31,310	$1,817

(1)	The mutual fund investments are invested in intermediate term bonds and fixed income instruments including (but not limited to) mortgage and other asset-backed securities and corporate debt securities of U.S. and non-U.S. issuers.

The Maritrans Plan has historically utilized a strategic asset allocation investment strategy that maintains a targeted allocation of 65% equity and 35% fixed income. The allocation is rebalanced periodically after considering anticipated benefit payments.

The Company contributed $0, $1,063 and $1,318 to the Maritrans Plan in 2015, 2014 and 2013, respectively. The Company does not expect to make contributions to the Maritrans Plan in 2016 because any minimum contributions required for 2016 will be met from a prefunded account consisting of excess contributions made during 2014 as a result of the provisions of the Highway and Transportation Funding Act of 2014 enacted in August 2014.

120	Overseas Shipholding Group, Inc.

Employee Savings Plans

The Company also had defined contribution plans covering all eligible U.S. employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. The Company’s contributions to the plan during each of the three years ended December 31, 2015 were not material. All contributions to the plans are at the discretion of the Company.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2015 and 2014 were $1,147 and $1,225, respectively.

NOTE 18 —OTHER INCOME/(EXPENSE):

Other income/(expense) consists of:

For the year ended December 31,	2015	2014	2013
Investment income:
Interest	$287	$359	$856
Gain/(loss) on sale or write-down of securities and investments	53	-	(197)
	340	359	659
Loss on repurchase of debt	(26,516)	-	-
Miscellaneous—net	5	67	190
	$(26,171)	$426	$849

See Note 10, “Debt,” for disclosures relating to loss on repurchase of debt.

NOTE 19 —SEVERANCE AND RELOCATION COSTS AND AGREEMENTS WITH EXECUTIVE OFFICERS:

Severance and Relocation

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

Costs Associated with Exit or Disposal Activities

On January 13, 2014, the Company announced that certain subsidiaries of OSG that own or charter-in 33 International Flag vessels (which was subsequently increased to 46 vessels) intended to outsource certain management services, including, but not limited to, the technical management, certain aspects of commercial management and crew management to V. Ships UK Limited (“V.Ships”). Charges relating to employee transition and termination benefits and similar transition and termination costs (“Outsourcing RIF”) and set-up, wind-down and transitions costs (“Transition Costs”) are included separately in the consolidated statement of operations. Outsourcing RIF severance costs of $17,020 incurred for the year ended December 31, 2014 included $3,428 and $7,651 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices. The Company did not incur any significant additional Outsourcing RIF costs during the year ended December 2015. Transition Costs of $39 and $3,427 were incurred for the years ended December 31, 2015 and 2014. The transition costs for 2014 included $1,672 and $1,260 relating to the International Crude Tankers and International Product Carriers business segments, respectively, with the balance relating to corporate offices.

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

121	Overseas Shipholding Group, Inc.

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

In February 2013, the Company’s then-current Chief Executive Officer resigned. In conjunction with this resignation, the Company reversed previously recognized compensation expense of $3,209 relating to unvested restricted stock and stock option awards, which is reflected in general and administrative expenses in the statement of operations for the year ended December 31, 2013. The Company released excess reserves (net of additional provisions) of $422 related to the severance and relocation of technical management during the year ended December 31, 2013.

Activity relating to the reserves for the Outsourcing and April 2013 RIFs for the two years ended December 31, 2015 is summarized as follows:

	Outsourcing RIF	April 2013 RIF
Activity for the years ended December 31, 2015, 2014 and 2013:
Provision		$3,824
Change in estimate		25
Utilized		(2,059)
Release of excess reserves		(422)
Balance at December 31, 2013	$-	$1,368
Provision	18,616	-
Change in estimate	(1,831)	-
Utilized	(15,626)	(1,176)
Release of excess reserves	-	(192)
Balance at December 31, 2014	$1,159	$-
Utilized	(1,159)	-
Balance at December 31, 2015	$-	$-

The above table excludes related professional fees which are expensed as incurred.

Agreements with Executive Officers

On August 11, 2014, Captain Robert E. Johnston, President and Chief Executive Officer of the Company, retired from his positions as Chief Executive Officer and President and ceased to be an employee of the Company. On August 11, 2014, the Company entered into a letter agreement with Captain Johnston, which supersedes entirely the letter agreement previously entered into between the Company and Captain Johnston on March 22, 2013 and provides, among other things, that Captain Johnston would serve the Company as a consultant until December 31, 2015 (the “Consulting Period”). In exchange for Captain Johnston’s consulting services, the Company paid Captain Johnston a monthly fee of $56 during the Consulting Period. In addition to severance in the amount of $675 under the Company’s severance plan, pursuant to the letter agreement, Captain Johnston was paid $1,013 with respect to his 2014 bonus and $6,399 in full satisfaction of his entitlement under the Company’s unfunded, non- qualified supplemental savings plan.

122	Overseas Shipholding Group, Inc.

NOTE 20 — 2015 AND 2014 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2015
Shipping revenues	$233,542	$245,487	$241,752	$243,725
Gain/(loss) on disposal of vessels, including impairments	1,073	-	3,185	(7)
Income from vessel operations	65,132	80,457	74,213	61,495
Interest expense	(28,569)	(28,931)	(29,191)	(26,644)
Reorganization items, net	(3,487)	(1,437)	(1,420)	(1,708)
Income tax benefit/(provision) (1)	(2,660)	(3,529)	120,737	(13,656)
Net income	42,901	58,438	173,354	9,267
Basic and Diluted net income per share - Class A and Class B(2)	$0.07	$0.10	$0.30	$0.02

(1)	As discussed in Note 13, "Taxes," the Company recorded income tax benefits of $120,737 in the third quarter due to a benefit of $150,073 as a result of the Pre-Filing Agreement with the IRS, offset by a tax expense of $30,997 attributable to the excess of the Company’s investment in OIN for financial reporting purposes over the tax basis of such investment as of September 30, 2015.
(2)	The quarterly basic and diluted net income per share amounts included in the table above for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 have been revised from that previously reported in the Quarterly Reports on Form 10-Q for the respective periods to reflect the effect of a stock dividend that was approved by the Board in the fourth quarter of 2015.

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2014
Shipping revenues	$292,446	$241,777	$206,283	$216,928
Gain/(loss) on disposal of vessels, including impairments	(1,477)	(4)	(2,753)	(6,298)
Income/(loss) from vessel operations	34,630	(1,529)	14,525	47,476
Interest expense (1)	(123)	(174,511)	(29,111)	(28,746)
Reorganization items, net	(29,256)	(86,123)	(49,756)	(6,338)
Income tax benefit/(provision) (2)	(1,329)	50,414	63,544	2,179
Net income/(loss)	12,550	(201,967)	10,614	26,530
Basic and Diluted net income/(loss) per share - Common Stock(3)	$0.41	$(6.61)	$-	$-
Basic and Diluted net income/(loss) per share - Class A and Class B	$-	$-	$0.03	$0.05

(1)	Interest expense of $73,637 for the Unsecured Revolving Credit Facility and interest expense of $73,660 for the Unsecured Senior Notes relating to post-petition contractual interest (which includes default interest) were recorded in the second quarter.
(2)	As discussed in Note 13, "Taxes," there was an income tax benefit for the year ended December 31, 2014 due to a) a change in the mix of U.S. and foreign income and losses, primarily occurring in the second quarter and b) the Company released its deferred tax liability for undistributed earnings of its foreign subsidiaries attributable to the excess of the $1,500,000 facility limit over the cumulative potential deemed dividends arising from drawdowns by OSG under such facility and recorded an income tax benefit of $55,602 in the third quarter.
(3)	The quarterly basic and diluted net income/(loss) per share amounts included in the table above for the quarters ended September 30, 2014 and December 31, 2014 have been revised from that previously reported in the Quarterly Reports on Form 10-Q for the respective periods to reflect the effect of a stock dividend that was approved by the Board in the fourth quarter of 2015.

123	Overseas Shipholding Group, Inc.

NOTE 21 — CONTINGENCIES:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Class Action Lawsuits and Derivative Actions

The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through the Equity Plan, which became effective on August 5, 2014. Under the terms of that settlement, the Equity Plan provides for full satisfaction of the claims of the putative class through (i) $7,000 in cash, which was paid on August 5, 2014, (ii) $3,000 in cash, which was paid by the Company on August 5, 2015, (iii) any remaining cash in the class E1 disputed claims reserve established by the Equity Plan following resolution of all other class E1 claims, which was paid on October 5, 2015, (iv) 15% of the Net Litigation Recovery (as such term is defined in the Equity Plan) in the action against Proskauer, described below, (v) $5,000 in cash, following the entry of a final order resolving the Proskauer action, and (vi) proceeds of any residual interest the Company has in certain director and officer insurance policies. The Company expects to recognize a charge of approximately $2,140 in reorganization items, net during the first quarter of 2016, in relation to the portion of the Net Litigation Recovery due to the class action plaintiffs as a result of the settlement of the action against Proskauer described below. The Company expects to pay this amount, along with the $5,000 due to the class action plaintiffs following the entry of the final order resolving the Proskauer action by the end of the first quarter of 2016.

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs allege that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs assert claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On March 18, 2015, OSG’s former independent registered public accounting firm moved for summary judgment and on May 29, 2015, the Southern District issued an order granting that motion. On July 1, 2015, the plaintiffs noticed an appeal of that order to the U.S. Court of Appeals for the Second Circuit. On September 2, 2015, the plaintiffs and OSG’s former independent registered public accounting firm filed a stipulation withdrawing that appeal with prejudice. On August 6, 2015, the plaintiffs moved for the Southern District to preliminarily approve settlements with respect to all of the plaintiffs’ remaining claims, including settlements with former officers and directors of the Company, the Company’s former underwriters, and the Company’s current independent registered public accounting firm that contemplate payments of $10,500, $4,000 and $1,750, respectively, on behalf of such defendants. On August 12, 2015, the Southern District preliminarily approved those settlements, and on December 2, 2015, entered orders that (a) certified the proposed class for settlement purposes, (b) approved a plan of allocation for distribution of settlement proceeds, (c) finally approved those settlements, and (d) entered final orders of judgment dismissing the remaining defendants from the action.

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

124	Overseas Shipholding Group, Inc.

Proskauer Action

On February 23, 2014, Proskauer and four of its partners (the “Proskauer Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the Proskauer Plaintiffs and the Company. The Proskauer Plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by the Proskauer Plaintiffs filed motions to dismiss the action. On June 9, 2014, the Proskauer Plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014, the defendants filed motions to dismiss the Proskauer Plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the Proskauer Plaintiffs’ amended complaint in its entirety against the defendants. On March 2, 2015, the Proskauer Plaintiffs filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department. Proskauer filed its appellant’s brief on August 17, 2015. The appellees filed their response briefs on October 30, 2015 and Proskauer filed its reply brief on November 13, 2015. On February 12, 2016, as part of the settlement agreement between the Company and Proskauer and four of its partners, the Proskauer Plaintiffs agreed to withdraw their appeal of the Supreme Court’s dismissal of the amended complaint against the defendants.

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

On February 12, 2016, the Company entered into an agreement with Proskauer and four of its partners to settle the malpractice suit and expects to record approximately $18,150 in reorganization items, net in its statement of operations for the three months ended March 31, 2016. Proceeds from the settlement, net of all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against Proskauer are estimated to be approximately $14,250 (“Net Litigation Recovery”). As discussed above, 15% of the Net Litigation Recovery is expected to be disbursed to the class action plaintiffs by March 31, 2016. In addition, pursuant to the Equity Plan, the Company’s Certificate of Incorporation and the Class B Warrant Agreement, the Company expects to pay a special cash dividend of approximately $1,340 to holders of record of the Company’s Class B common stock and a cash distribution of approximately $80 to holders of record of the Company’s Class B warrants, both together representing 10% of the Net Litigation Recovery amount by March 31, 2016.

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

125	Overseas Shipholding Group, Inc.

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

On July 26, 2013, after conducting a preliminary investigation, the Company informed the Marshall Islands Maritime Administration (the “Flag State”) of potential violations of law and the Flag State commenced an investigation. The Company has cooperated with the Flag State preliminary investigation. On July 31, 2013, the Company voluntarily disclosed to the U.S. Coast Guard and the U.S. Department of Justice the results of the Company’s and the Flag State’s preliminary investigations, including possible improper discharges from the vessel’s bilge holding tank and apparent false entries in, or apparent omission of required entries from, the vessel’s Oil Record Book Part I while the vessel was in U.S. waters. On June 4, 2014, the U.S. Coast Guard accepted the Company’s self-reporting of this matter under the Coast Guard’s voluntary disclosure policy. Under such policy, the Coast Guard will not recommend to the U.S. Department of Justice or other prosecuting authority that criminal charges be brought against the Company arising from this matter. The Company is cooperating with the Department of Justice in its investigation resulting from the voluntary disclosures. Any liabilities for potential fines or penalties that may be imposed in connection with this matter cannot be estimated at this time

Legal Proceedings Arising in the Ordinary Course of Business

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

126	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors  and Shareholders of

Overseas Shipholding Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit) and cash flows present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

New York, New York

March 1, 2016

127	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

128	Overseas Shipholding Group, Inc.

PART III

Dollar amounts in Part III are expressed in whole dollars unless otherwise noted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14 below.

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

Name	Age	Position Held	Has Served as Such Since

Ian T. Blackley	61	President and CEO	January 2015
Rick F. Oricchio	59	Senior Vice President and Chief Financial Officer	January 2015
Lois K. Zabrocky	46	Co- President of Head of International Flag Strategic Business Unit	August 2014
Henry P. Flinter	51	Co-President of Head of U.S. Flag Strategic Business Unit	August 2014
James D. Small III	47	Senior Vice President, Secretary and General Counsel	March 2015
Adewale O. Oshodi	36	Vice President and Controller	July 2014
Geoffrey L. Carpenter	52	Vice President and Treasurer	September 2014

Ian T. Blackley is the President and CEO of the Company having been elected to such position on January 20, 2015. Since joining the Company in 1991, Mr. Blackley has held numerous operating and financial positions. Prior to his election as President and CEO, Mr. Blackley served as Executive Vice President and Chief Operating Officer of the Company from December 19, 2014. Mr. Blackley served as Senior Vice President from May 2009 through December 2014, as Chief Financial Officer from April 2013 through December 2014, and Head of International Shipping from January 2009 through April 2013. Mr. Blackley also served as Managing Director and Chief Operating Officer of OSG Ship Management (UK) Ltd. from September 2005 through April 2013. Mr. Blackley began his seagoing career in 1971, serving as a captain from 1987 to 1991. He holds a diploma in Nautical Science from Glasgow College of Nautical Studies and a Master Mariner Class I license.

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

129	Overseas Shipholding Group, Inc.

Prior to joining the Company in September 2014, Mr. Carpenter served as Senior Vice President and Treasurer at Brightstar Corporation, a leading specialized wireless services company, from March 2013 and was Vice President and Treasurer of Amway Corporation from June 2009 to March 2013, overseeing the company’s worldwide treasury activities.

16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, officers and any persons holding more than 10% of the Company’s Common Stock are required to report their ownership of Common Stock, on a timely basis, to the SEC. Based on material provided to the Company, all such reports were filed on a timely basis in 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2015 with respect to the Company’s equity compensation plans, which have been approved by the Company’s shareholders. For a description of the material features of the Company’s equity compensation plans, see Note 14, “Capital Stock and Stock Compensation,” to the consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,611,229	$2.96	31,490,819	*

•	Consists of 29,799,381 Class A shares eligible to be granted under the Company’s 2014 Management Incentive Compensation Plan and 1,691,438 shares under the 2014 Non-Employee Director Incentive Compensation Plan.

See also Item 14 below.

130	Overseas Shipholding Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the table in Item 12 above, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2015 and 2014.

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(a)(2)	I – Condensed Financial Information of Parent Company
All other schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.3).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

131	Overseas Shipholding Group, Inc.

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

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

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference).

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Fifth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes I due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.12	Sixth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes II due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference)

4.13	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4.14	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4.15	First Supplemental Indenture, dated as of December 16, 2015, relating to the 8.125% Senior Notes due 2018, between Overseas Shipholding Group, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

10.1	ABL Credit Agreement dated as of August 5, 2014, among the Registrant, OSG Bulk Ships, Inc. (“OBS”), certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, Wells Fargo Bank, National Association, as collateral agent and mortgage trustee, swingline lender and issuing bank (the “ABL Credit Agreement”) (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.2	First Amendment, dated as of June 3, 2015, to the ABL Credit Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

10.3	DTL Credit Agreement dated as of August 5, 2014, among the Registrant, OBS, certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee (the “DTL Credit Agreement”) (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

132	Overseas Shipholding Group, Inc.

10.4	First Amendment, dated as of June 3, 2015, to the DTL Credit Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

10.5	OIN Credit Agreement dated as of August 5, 2014, among the Registrant, OSG International, Inc. (“OIN”), OIN Delaware LLC, certain subsidiaries of OIN as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (the “OIN Credit Agreement”) (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.6	First Amendment, dated as of June 3, 2015, to the OIN Credit Agreement (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

*10.7	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference).

*10.8	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.9	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2010 and incorporated herein by reference).

*10.10	Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference).

*10.11	Engagement letter dated as of August 6, 2014 by and between Registrant and Greylock Partners, LLC (filed as Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on September 30, 2014 and incorporated herein by reference).

*10.12	Severance Plan of the Registrant effective April 1, 2013 (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.13	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.14	Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.15	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.16	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.17	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Subject to shareholder approval) (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.18	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Not subject to shareholder approval) (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

133	Overseas Shipholding Group, Inc.

*10.19	Form of Officers Indemnity Agreement for the officers of the Registrant (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.20	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.21	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.22

Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.23	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.24	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.25	Amendment No. 1 dated as of March 2, 2015 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.26	Employment Agreement dated as of December 19, 2014 between the Registrant and an executive (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.27	Employment Agreement dated as of January 20, 2015 between the Registrant and an executive (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.28	Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.29	Letter Agreement dated as of August 31, 2015 between the Registrant and a former director (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.30	Letter Agreement dated as of August 31, 2015 between the Registrant and a former director (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.31	Letter Agreement dated March 22, 2013 with an executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 22, 2013 and incorporated herein by reference) (superseded by the Letter Agreement dated August 11, 2014, filed as Exhibit 10.32 hereto).

*10.32	Letter Agreement dated August 11, 2014 with an executive officer (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

*10.33	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

**21	List of subsidiaries of the Registrant.

134	Overseas Shipholding Group, Inc.

**23.1	Consent of Independent Registered Public Accounting Firm of the Registrant.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

135	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2016

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

Name	Date
/s/ IAN T. BLACKLEY	March 1, 2016
Ian T. Blackley, Principal
Executive Officer and Director

/s/ RICK F. ORICCHIO	March 1, 2016
Rick F. Oricchio, Principal
Financial Officer and
Principal Accounting Officer

/s/ DOUGLAS D. WHEAT	March 1, 2016
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 1, 2016
Timothy Bernlohr, Director

/s/ JOSEPH I. KRONSBERG	March 1, 2016
Joseph I. Kronsberg, Director

/s/ SAMUEL H. NORTON	March 1, 2016
Samuel H. Norton, Director

/s/ RONALD STEGER	March 1, 2016
Ronald Steger, Director

/s/ CHAD L. VALERIO	March 1, 2016
Chad L. Valerio, Director

/s/ GARY EUGENE TAYLOR	March 1, 2016
Gary Eugene Taylor, Director

/s/ TY E. WALLACH	March 1, 2016
Ty E. Wallach, Director

/s/GREGORY A. WRIGHT	March 1, 2016
Gregory A. Wright, Director

136	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

CONDENSED BALANCE SHEETS

AT DECEMBER 31

DOLLARS IN THOUSANDS

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$15,395	$117,092
Restricted cash	10,583	53,085
Income taxes recoverable	719	55,526
Prepaid expenses and other current assets	1,115	6,108
Total Current Assets	27,812	231,811
Investments in affiliated companies and subsidiaries	1,886,307	1,851,617
Intercompany receivables	6,857	1,904
Other assets	3,668	570
Total Assets	$1,924,644	$2,085,902

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$12,905	$29,403
Income taxes payable	50	56
Total Current Liabilities	12,955	29,459
Reserve for uncertain tax positions	2,283	34,520
Long-term debt	119,949	446,000
Deferred income taxes	208,432	283,277
Intercompany payables	537	6,559
Total Liabilities	344,156	799,815
Equity:
Common stock - Class A ($0.01 par value; 1,000,000,000 shares authorized; 364,655,658 and 310,744,763 shares issued and outstanding)	3,646	3,108
Common stock - Class B ($0.01 par value; 7,926,805 shares authorized; 7,393,481 and 5,017,330 shares issued and outstanding)	74	50
Paid-in additional capital	1,651,511	1,507,334
Accumulated deficit	(1,282)	(141,025)
	1,653,949	1,369,467
Accumulated other comprehensive loss	(73,461)	(83,380)
Total Equity	1,580,488	1,286,087
Total Liabilities and Equity	$1,924,644	$2,085,902

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2015	2014	2013

Operating Expenses
General and administrative	$935	$9,435	$7,096
Total Operating Expenses	935	9,435	7,096
Equity in income/(loss) of affiliated companies and subsidiaries	250,929	50,741	(585,355)
Operating income/(loss)	249,994	41,306	(592,451)
Other (expense)/income	(26,511)	1,511	2,519
Income/(loss) before interest expense, reorganization items and income taxes	223,483	42,817	(589,932)
Interest expense	(32,669)	(160,461)	-
Income/(loss) before reorganization items and income taxes	190,814	(117,644)	(589,932)
Reorganization items, net	(7,888)	(150,189)	(68,315)
Income/(loss) before income taxes	182,926	(267,833)	(658,247)
Income tax benefit	101,034	115,560	20,017
Net Income/(Loss)	283,960	(152,273)	(638,230)

Other comprehensive income/(loss), net of tax:
Net change in unrealized holding losses on available-for-sale securities	-	-	(49)
Change in unrealized losses on cash flow hedges	6,927	(2,284)	39,674
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized transition obligation	-	4	5
Net change in unrecognized prior service cost	(211)	(77)	(237)
Net change in unrecognized actuarial losses	3,203	(11,679)	5,044
Other comprehensive income/(loss)	9,919	(14,036)	44,437
Comprehensive Income/(Loss)	$293,879	$(166,309)	$(593,793)

See notes to condensed financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

OVERSEAS SHIPHOLDING GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

DOLLARS IN THOUSANDS

	2015	2014	2013
Cash Flows from Operating Activities:
Net cash provided by/(used in) operating activities	$162,118	$(84,829)	$(137,651)
Cash Flows from Investing Activities:
Change in restricted cash	42,502	(53,085)	-
Contributions to subsidiaries	(1,633)	(14,316)	-
Distributions from affiliated companies and subsidiaries	25,000	392,414	-
Net cash provided by investing activities	65,869	325,013	-

Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	-	1,510,000	-
Purchases of treasury stock	-	(162)	(42)
Payments on debt	-	(1,335,603)	-
Repurchase of debt	(326,051)	-	-
Repurchase of common stock warrants	(3,633)	-	-
Payment on debt of subsidiaries guaranteed by the Parent	-	(477,835)	-
Net cash used in financing activities	(329,684)	(303,600)	(42)

Net decrease in cash and cash equivalents	(101,697)	(63,416)	(137,693)
Cash and cash equivalents at beginning of year	117,092	180,508	318,201
Cash and cash equivalents at end of year	$15,395	$117,092	$180,508

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

On November 20, 2015, the Company’s Board approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015 (the “record date”), received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date.

NOTE B — BANKRUPTCY FILING AND EMERGENCE FROM BANKRUPTCY

On November 14, 2012 (the “Petition Date”), the Parent and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title II of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 7, 2014, the Debtors filed a plan of reorganization supported by certain of the lenders under OSG’s $1,500,000 credit agreement, dated as of February 9, 2006 (the “Lender Plan”). On April 18, 2014, the Debtors received a proposal for an alternative plan of reorganization from certain holders of existing equity interests of OSG, which the Debtors determined to be more favorable to the Debtors’ creditors and equity interest holders than the Lender Plan (the “Equity Proposal”). Accordingly, the Debtors filed with the Bankruptcy Court a plan of reorganization that effectuates the terms of the Equity Proposal (as subsequently amended, the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of February 29, 2016, only the Parent’s Chapter 11 case remains open from the original 181 Chapter 11 cases filed.

For additional information regarding the Company’s emergence from bankruptcy, see Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

NOTE C—DEBT:

Long-term debt consists of the following:

As of December 31,	2015	2014
8.125% notes due 2018	$118,964	$300,000
7.50% notes due 2024	684	784
7.50% Election 1 notes due 2021	-	6,508
7.50% Election 2 notes due 2021	301	138,708
	$119,949	$446,000

The aggregate annual principal payments required to be made on debt over the next five years and thereafter are $118,964 (2018), $301 (2021) and $684 (2024).

During 2015 the Parent repurchased and retired an aggregate principal amount of $326,051 of the above notes. In addition, $294 of its outstanding 7.5% Notes due 2024 was repurchased and retired in January 2016. The aggregate net loss of $26,516 realized on these transactions during 2015, is included in other (expense)/ income in the accompanying condensed statement of operations and comprehensive income/(loss).

See Note 10, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Parent’s debt.

NOTE D—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	For the year ended December 31,
	2015	2014	2013
General and administrative expenses reimbursed to/(by) subsidiaries
OSG Ship Management, Inc.	$-	$13,215	$22,398
OSG International, Inc. (1)	(17,185)	(20,067)	(22,542)
OSG Bulk Ships, Inc. (1)	(11,617)	(3,556)	-
Net reduction in general and administrative expenses	$(28,802)	$(10,408)	$(144)

(1)	According to the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" signed by the Parent and its subsidiaries, effective August 5, 2014, certain overhead costs paid by the Parent on behalf of OIN and OBS are allocated to such subsidiaries.

	For the year ended December 31,
	2015	2014	2013
Equity in income/(loss) of affiliated companies and subsidiaries
OSG Bulk Ships, Inc.(1)	$69,962	$69,560	$116,188
OSG Financial Corp.	53	-	(171)
OSG International, Inc. (2)(3)	180,915	(19,019)	(666,690)
OSG Ship Management, Inc. (1)	-	-	(34,467)
Tankers International LLC (3)	-	200	(215)
	$250,929	$50,741	$(585,355)

(1)	OSG Ship Management, Inc. is wholly owned by OSG Bulk Ships as of December 31, 2015 and 2014.

(2)	The equity in the loss of OSG International, Inc. in 2013 includes both the 87.46% owned directly by the Parent and the amounts owned indirectly as follows:10.46% owned by Edindun Shipping Corporation; 2.05% owned by OSG Bulk Ships, Inc.; and 0.03% owned by OSG Ship Management, Inc.

(3)	In 2014, in connection with the plan of reorganization, Tankers International LLC, a joint venture in which the Parent owned a less than 50% interest, was transferred to OSG International, Inc.

	For the year ended December 31,
	2015	2014	2013
Interest income on intercompany loans receivable from OSG Bulk Ships, Inc.	$-	$1,535	$2,477

Interest income on intercompany loans receivable is included in other (expense)/income in the statements of operations and comprehensive income/(loss). There was no outstanding intercompany loan nor accrued interest receivable as of December 31, 2015 and 2014.

	As of December 31,
	2015	2014
Intercompany receivables
OSG Bulk Ships, Inc.	$2,012	$-
OSG International, Inc.	4,845	1,904
	$6,857	$1,904

Intercompany receivables represent outstanding balances due from the subsidiaries in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" effective August 5, 2014.

	As of December 31,
	2015	2014
Intercompany payables
OSG Bulk Ships, Inc.	$-	$965
OSG Ship Management, Inc.	-	5,594
OSG Financial Corp.	537	-
	$537	$6,559

During 2015, OIN and OBS paid cash dividends to the Parent of $200,000 and $25,000, respectively. The cash dividends received by the Parent are reflected in the condensed statement of cash flows as cash flows from operating activities. Supplemental cash flow information for the year ended December 31, 2015 associated with net non-cash capital transactions aggregating $1,502 were non-cash investing activities. Such amounts are not to be settled in cash.

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

Neither OIN nor OBS made cash dividend distributions to the Parent for the year ended December 31, 2013.

NOTE E —GUARANTEES:

Africa Tanker Corporation, a subsidiary of OIN, has a 50% investment in a joint venture that owns and operates two Floating, Storage and Offloading (“FSO”) Service Vessels. The joint venture has secured bank financing, for which the joint venture partners severally issued guarantees. The Parent’s several guarantee is for 50% of such joint venture debt outstanding, which was $104,200 and $145,396 as of December 31, 2015 and 2014, respectively. See Note 7, “Equity Method Investments,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the FSO joint venture.

The Parent has issued performance guarantees under lease agreements for certain chartered-in International Flag vessels.

NOTE F —CONTINGENCIES:

See Note 21, “Contingencies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to the Parent’s contingencies.