Form 10-Q
period 2016-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2016-05-10
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2016: Class A common stock, par value $0.01– 393,673,653 shares; Class B common stock, par value $0.01– 7,440,478 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 5, 2016, for the purchase of 157,042,752 shares of Class A common stock and 479,341 shares of Class B common stock.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$402,005	$502,836
Restricted cash	5,587	10,583
Voyage receivables, including unbilled of $59,499 and $73,366	68,293	81,612
Income tax recoverable	1,119	1,664
Other receivables	4,814	7,195
Inventories, prepaid expenses and other current assets	21,401	20,041
Total Current Assets	503,219	623,931
Restricted cash - non current	8,989	8,989
Vessels and other property, less accumulated depreciation of $768,511 and $736,874	2,052,968	2,084,859
Deferred drydock expenditures, net	84,969	95,241
Total Vessels, Deferred Drydock and Other Property	2,137,937	2,180,100
Investments in and advances to affiliated Companies	351,503	348,718
Intangible Assets, less accumulated amortization of $42,933 and $41,783	49,067	50,217
Other assets	19,906	18,455
Total Assets	$3,070,621	$3,230,410

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$87,292	$91,233
Income taxes payable	1,465	13
Current installments of long-term debt	71,154	63,039
Total Current Liabilities	159,911	154,285
Reserve for uncertain tax positions	2,529	2,520
Long-term debt	1,072,533	1,223,224
Deferred income taxes	239,414	208,195
Other liabilities	60,823	61,698
Total Liabilities	1,535,210	1,649,922

Commitments and contingencies

Equity:
Common stock	3,809	3,720
Paid-in additional capital	1,589,056	1,651,511
Retained earnings / (accumulated deficit)	22,617	(1,282)
	1,615,482	1,653,949
Accumulated other comprehensive loss	(80,071)	(73,461)
Total Equity	1,535,411	1,580,488
Total Liabilities and Equity	$3,070,621	$3,230,410

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Shipping Revenues:
Pool revenues, including $14,423 and $13,824 received from companies accounted for by the equity method	$90,529	$78,769
Time and bareboat charter revenues	120,373	107,942
Voyage charter revenues	32,854	46,831
	243,756	233,542

Operating Expenses:
Voyage expenses	6,834	11,900
Vessel expenses	71,042	69,239
Charter hire expenses	31,057	31,898
Depreciation and amortization	43,083	37,119
General and administrative	17,349	19,282
Technical management transition costs	-	40
Severance and relocation costs	-	5
Gain on disposal of vessels and other property	(157)	(1,073)
Total Operating Expenses	169,208	168,410
Income from vessel operations	74,548	65,132
Equity in income of affiliated companies	11,605	12,412
Operating income	86,153	77,544
Other income	2,574	73
Income before interest expense, reorganization items and income taxes	88,727	77,617
Interest expense	(22,659)	(28,569)
Income before reorganization items and income taxes	66,068	49,048
Reorganization items, net	17,910	(3,487)
Income before income taxes	83,978	45,561
Income tax provision	(33,239)	(2,660)
Net Income	$50,739	$42,901

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	568,425,634	573,434,452
Diluted - Class A	568,450,678	573,451,145
Basic and Diluted - Class B	7,919,819	7,924,944

Per Share Amounts:
Basic and Diluted net income - Class A and Class B	$0.09	$0.07
Cash dividends declared	$0.08	$-

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Net Income	$50,739	$42,901
Other Comprehensive Loss, net of tax:
Net change in unrealized losses on cash flow hedges	(6,965)	(3,576)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(4)	(10)
Net change in unrecognized actuarial losses	359	506
Other Comprehensive Loss, net of tax:	(6,610)	(3,080)
Comprehensive Income	$44,129	$39,821

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$50,739	$42,901
Items included in net income not affecting cash flows:
Depreciation and amortization	43,083	37,119
Amortization of debt discount and other deferred financing costs	3,322	2,501
Compensation relating to restricted stock/stock unit and stock option grants	971	357
Deferred income tax provision/(benefit)	31,246	(7,622)
Undistributed earnings of affiliated companies	(7,967)	(9,073)
Reorganization items, non-cash	136	55
Other – net	492	82
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property, net	(157)	(1,073)
Gain on repurchase of debt	(2,382)	-
Payments for drydocking	(5,917)	(7,876)
Bankruptcy claim payments	(5,000)	(3,084)
Changes in operating assets and liabilities	4,852	12,127
Net cash provided by operating activities	113,418	66,414
Cash Flows from Investing Activities:
Change in restricted cash	4,996	5,167
Expenditures for vessels and vessel improvements	(58)	-
Proceeds from disposal of vessels and other property	-	7,757
Expenditures for other property	(151)	(65)
Investments in and advances to affiliated companies	(1,054)	(500)
Repayments of advances from affiliated companies	-	12,500
Net cash provided by investing activities	3,733	24,859
Cash Flows from Financing Activities:
Cash dividend paid	(30,573)	-
Payments on debt	(54,237)	(3,178)
Repurchase of debt	(89,046)	-
Repurchases of common stock and common stock warrants	(44,126)	-
Net cash used in financing activities	(217,982)	(3,178)
Net (decrease)/increase in cash and cash equivalents	(100,831)	88,095
Cash and cash equivalents at beginning of year	502,836	389,226
Cash and cash equivalents at end of period	$402,005	$477,321

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

			Retained
		Paid-in	Earnings	Accumulated Other
	Common	Additional	/ (Accumulated	Comprehensive
	Stock*	Capital**	Deficit)	Loss***	Total
Balance at January 1, 2016	$3,720	$1,651,511	$(1,282)	$(73,461)	$1,580,488
Net income			50,739		50,739
Other comprehensive loss				(6,610)	(6,610)
Dividends paid		(5,070)	(25,503)		(30,573)
Special dividend payable to Class B shareholders			(1,337)		(1,337)
Issuance and vesting of restricted stock awards, net	3	(3)			-
Forfeitures and cancellation of restricted stock awards		(306)			(306)
Compensation related Class A options granted		192			192
Compensation related to Class A restricted stock awards		779			779
Repurchase of Class A warrants and Class A common stock	(5)	(57,956)			(57,961)
Conversion of Class A and Class B warrants to common stock	91	(91)			-
Balance at March 31, 2016	$3,809	$1,589,056	$22,617	$(80,071)	$1,535,411

Balance at January 1, 2015	$3,158	$1,507,334	$(141,025)	$(83,380)	$1,286,087
Net income			42,901		42,901
Other comprehensive loss				(3,080)	(3,080)
Compensation related to Class A options granted		59			59
Compensation related to Class A restricted stock awards		298			298
Conversion of Class B warrants to Class B common stock	6	(6)			-
Balance at March 31, 2015	$3,164	$1,507,685	$(98,124)	$(86,460)	$1,326,265

*	Par value $0.01 per share; 1,000,000,000 Class A shares authorized; 373,465,442 Class A shares outstanding as of March 31, 2016; and Par value $0.01 per share; 7,926,805 Class B shares authorized; 7,440,478 shares outstanding as of March 31, 2016.

**	Includes outstanding warrants issued at $3.00 per warrant comprised of 155,954,189 Class A warrants and 479,341 Class B warrants as of March 31, 2016.

***	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly owned subsidiaries (collectively, the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag and U.S. Flag trades through its wholly owned subsidiaries OSG International, Inc. (“OIN”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York corporation, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).

The Company’s Board of Directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. Accordingly, amounts previously reported for the quarter ending March 31, 2015, with respect to income per share, outstanding Class A common shares, Class A restricted stock units, Class A restricted shares and Class A stock options, have been restated, where appropriate. The condensed consolidated statement of operations for the three months ended March 31, 2015 presented herein reflects increases of 52,850,854 and 52,863,944 in weighted average number of shares used to calculate basic and diluted net income per share amounts for Class A, respectively, and a change of $(0.01) in net income per share for basic and diluted Class A and Class B.

Dollar amounts, except per share amounts are in thousands.

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Company and 180 of its subsidiaries (together with OSG, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of May 10, 2016, only OSG’s case, as the Parent Company, remains open from the original 181 Chapter 11 cases.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended
	March 31,
	2016	2015
Trustee fees	$30	$140
Professional fees	283	3,227
Litigation Settlement, net	(20,359)	-
Litigation settlement due to class action plaintiffs	2,136	-
Other claim adjustments	-	120
	$(17,910)	$3,487

On February 12, 2016, the Company entered into an agreement with Proskauer and four of its partners to settle the malpractice suit filed by the Company in March 2014. Settlement proceeds totaling $20,359 net of all related out-of-pocket expenses, including legal fees, incurred by the Company during the three months ended March 31, 2016 are included in litigation settlement, net in the table above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, as discussed below in Note 14, “Contingencies,” pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 (as defined below) during the three months ended March 31, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs (as defined in Note 14) through the date of settlement. Further, as required by the Equity Plan, the Company’s Certificate of Incorporation and the Class B Warrant Agreement the Company will distribute 10%, or $1,423, of the Net Litigation Recovery amount to the Class B shareholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, will be recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 will be distributed in the form of a special dividend to the Company’s Class B shareholders and was recorded as a reduction of retained earnings as of March 31, 2016.

Cash paid for reorganization items, excluding the Proskauer related settlement amounts noted above, was $526 and $6,096 for the three months ended March 31, 2016 and 2015, respectively.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $5,587 and $10,583 as of March 31, 2016 and December 31, 2015, respectively, to be utilized for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of March 31, 2016 and December 31, 2015 includes $8,989 of legally restricted cash relating to the OIN Facilities (as defined in Note 9, “Debt”). Such restricted cash reserves are included in the non-current assets section of the condensed consolidated balance sheet. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Deferred finance charges — Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $2,690 and $2,922 relating to the OBS ABL Facility and OIN Revolver Facility (each, as defined in Note 9) are included in other assets in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Unamortized deferred financing charges of $33,859 and $41,020 relating to the OBS Term Loan and OIN Term Loan (each, as defined in Note 9) and $3,168 and $3,523 relating to the Unsecured Senior Notes are included in long-term debt (reflecting the adoption of ASU No. 2015-03 discussed below) in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $3,322, and $2,501 for the three months ended March 31, 2016 and 2015, respectively.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three months ended March 31, 2016 and 2015, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 83% and 77% of consolidated voyage receivables at March 31, 2016 and December 31, 2015, respectively.

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

Income Taxes — The Company’s quarterly income tax provision and its corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual effective tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the expected annual effective tax rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating the Company’s tax positions.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASC 835), which amends the requirement to recognize debt issuance costs as deferred charges. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying cost of that debt liability, consistent with debt discounts. The amendments are effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this accounting standard on January 1, 2016 and has applied the guidance retrospectively. The impact of the retrospective adoption on the Company’s December 31, 2015 balance sheet are reductions of both other assets and long-term debt by $44,543.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize substantial increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard.

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Earnings per Common Share:

Basic earnings per common share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. As management deemed the exercise price for the Class A and B warrants of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A and B warrant exercise are included in the calculation of Class A and B basic weighted average common shares outstanding for all periods.

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

The Company’s Board approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. Accordingly, amounts previously reported for the quarter ending March 31, 2015, with respect to income per share, outstanding Class A common shares, Class A restricted stock units, Class A restricted shares and Class A stock options, have been restated, where appropriate. The condensed consolidated statement of operations for three months ended March 31, 2015 presented herein reflects increases of 52,850,854 and 52,863,944 in weighted average number of common shares used to calculate basic and diluted net income per share amounts for Class A, respectively, and a change of $(0.01) in net income per share for basic and diluted Class A and Class B.

Class A

There were 254,741 and 306,201 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three month periods ended March 31, 2016 and 2015, respectively. Such participating securities were allocated a portion of income under the two-class method for the three months ended March 31, 2016 and 2015. Holders of the participating securities do not participate in losses.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. As of March 31, 2016 and 2015, respectively, there were 3,525,642 and 517,369 shares of Class A stock options outstanding and 2,958,258 and 209,439 shares of unvested Class A restricted stock units outstanding which are considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B common stock.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2016	2015

Net income	$50,739	$42,901

Weighted average common shares outstanding:
Common stock - basic and diluted
Class A common stock - basic(1)	568,425,634	573,434,452
Class A common stock - diluted(2)	568,450,678	573,451,145
Class B common stock - basic and diluted(3)	7,919,819	7,924,944

(1)	The basic weighted average common shares outstanding for Class A common stock for the three month periods ended March 31, 2016 and 2015 were calculated using the Class A common stock outstanding and the Class A warrants outstanding for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were 373,533,508 shares of Class A common stock outstanding and 178,099,684 Class A warrants outstanding. As of March 31, 2015, there were 348,303,150 shares of Class A common stock outstanding and 231,160,459 Class A warrants outstanding.

(2)	The diluted weighted average common shares outstanding for Class A common stock for the quarters ended March 31, 2016 and 2015 were calculated using the dilutive securities, the Class A common stock outstanding and the Class A warrants outstanding for the three month periods ended March 31, 2016 and 2015.

(3)	The basic and diluted weighted average common shares outstanding for Class B common stock for the three month periods ended March 31, 2016 and 2015 were calculated using Class B common stock outstanding and Class B warrants outstanding for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016 there were 7,440,478 shares of Class B common stock outstanding and 479,341 Class B warrants outstanding. As of March 31, 2015 there were 5,711,847 shares of Class B common stock outstanding and 2,212,204 Class B warrants outstanding.

For quarterly earnings per share calculations, there were 25,044 and 16,693 dilutive equity awards outstanding as of March 31, 2016 and 2015, respectively. Awards of 2,574,374 and 517,369 (which includes restricted stock units and stock options) for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Business and Segment Reporting:

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

Information about the Company’s reportable segments as of and for the three months ended March 31, 2016 and 2015 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
March 31, 2016:
Shipping revenues	$91,063	$37,613	$-	$115,080	$243,756
Time charter equivalent revenues	87,364	37,345	-	112,213	236,922
Depreciation and amortization	12,976	6,843	262	23,002	43,083
Gain/(loss) on disposal of vessels and other property	201	-	(30)	(14)	157
Income/(loss) from vessel operations	52,321	9,060	(106)	30,465	91,740
Equity in income of affiliated companies	8,972	-	2,648	(15)	11,605
Investments in and advances to affiliated companies at March 31, 2016	286,582	15,143	49,740	38	351,503
Total assets at March 31, 2016	1,129,510	502,202	49,740	967,594	2,649,046
Expenditures for vessels and vessel improvements	-	-	-	58	58
Payments for drydockings	1,383	1,007	-	3,527	5,917

March 31, 2015:
Shipping revenues	73,417	43,941	92	116,092	233,542
Time charter equivalent revenues	66,821	43,517	92	111,212	221,642
Depreciation and amortization	12,445	6,977	471	17,226	37,119
Gain/(loss) on disposal of vessels and other property	7	(5)	1,133	(62)	1,073
Income/(loss) from vessel operations	31,991	14,276	(408)	37,527	83,386
Equity in income of affiliated companies	8,457	-	3,961	(6)	12,412
Investments in and advances to affiliated companies at March 31, 2015	274,042	14,027	43,304	38	331,411
Total assets at March 31, 2015	1,165,123	536,343	43,304	1,014,235	2,759,005
Payments for drydockings	1,814	23	-	6,039	7,876

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2016	2015
Time charter equivalent revenues	$236,922	$221,642
Add: Voyage expenses	6,834	11,900
Shipping revenues	$243,756	$233,542

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

Reconciliations of income from vessel operations of the segments to income before reorganization items and income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	March 31,
	2016	2015
Total income from vessel operations of all segments	$91,740	$83,386
General and administrative expenses	(17,349)	(19,282)
Technical management transition costs	-	(40)
Severance and relocation costs	-	(5)
Gain on disposal of vessels, including impairments	157	1,073
Consolidated income from vessel operations	74,548	65,132
Equity in income of affiliated companies	11,605	12,412
Other income	2,574	73
Interest expense	(22,659)	(28,569)
Reorganization items, net	17,910	(3,487)
Income before income taxes	$83,978	$45,561

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of March 31,	2016	2015

Total assets of all segments	$2,649,046	$2,759,005
Corporate unrestricted cash(1)	402,005	477,321
Corporate restricted cash(1)	14,576	118,010
Other unallocated amounts	4,994	46,037
Consolidated total assets	$3,070,621	$3,400,373

(1)	As of March 31, 2016 and 2015, OBS and its subsidiaries had unrestricted cash balances of $134,044 and $124,968, respectively, and OIN and its subsidiaries had unrestricted cash balances of $239,420 and $246,413, respectively. Of the restricted cash balances, $8,989 and $77,999 were held by OIN as of March 31, 2016 and 2015, respectively. The remaining balances were held by the Parent Company, OSG.
13

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Vessels:

Vessel Impairments and Change in Useful Lives of Vessels

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2015 that could indicate that the carrying amounts of the vessels in the Company’s International and U.S. Flag fleets may not be recoverable as of March 31, 2016. The Company concluded that no such events or changes in circumstances had occurred.

Vessel Sales and Acquisitions

There were no vessels sold or acquired during the quarters ended March 31, 2016 or 2015.

Note 7 – Variable Interest Entities (“VIEs”):

As of March 31, 2016, the Company participates in six commercial pools and three joint ventures. One of the pools and the FSO joint venture were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of March 31, 2016:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$281,363

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at March 31, 2016:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$329,500

In addition, as of March 31, 2016, the Company had approximately $10,262 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of March 31, 2016. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-public debt at March 31, 2016 are estimated based on quoted market prices.

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
March 31, 2016:
Cash (1)	$416,581	$416,581	$-
8.125% notes due 2018	(118,518)	-	(118,518)
OBS Term loan	(468,003)	-	(468,003)
OIN Term loan	(532,003)	-	(532,003)
7.5% Election 2 notes due 2021	(320)	-	(320)
7.5% notes due 2024	(415)	-	(415)

December 31, 2015:
Cash (1)	$522,408	$522,408	$-
8.125% notes due 2018	(121,046)	-	(121,046)
OBS Term loan	(571,682)	-	(571,682)
OIN Term loan	(601,928)	-	(601,928)
7.5% Election 2 notes due 2021	(328)	-	(328)
7.5% notes due 2024	(745)	-	(745)
		-	-

(1)	Includes current and non-current restricted cash aggregating $14,576 and $19,572 at March 31, 2016 and December 31, 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. At March 31, 2016, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The Interest Rate Cap agreements were designated and qualified as cash flow hedges and contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018. The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the March 31, 2016 balance sheet on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the March 31, 2016 and December 31, 2015 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
March 31, 2016:

Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$16	Other liabilities	$-
Total derivatives designated as hedging instruments		$16		$-

December 31, 2015:

Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$102	Other liabilities	$-
Total derivatives designated as hedging instruments		$102		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three month periods ended March 31, 2016 and 2015 follows:

	Three Months Ended
	March 31,
	2016	2015
Interest rate swaps	$(11,206)	$(7,431)
Interest rate caps	(86)	(1,187)
Total	$(11,292)	$(8,618)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of cash flow hedging relationships on the condensed consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the condensed consolidated statement of operations for the three month periods ended March 31, 2016 and 2015 is shown below:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other Comprehensive
	Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the three months ended March 31, 2016:
Interest rate caps	Interest expense	$(28)	Interest expense	$-
Total		$(28)		$-

For the three months ended March 31, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

See Note 13, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at March 31, 2016:
Derivative Assets (interest rate caps)	$16	$-	$16	(1)

Assets/(Liabilities) at December 31, 2015:
Derivative Assets (interest rate caps)	$102	$-	$102	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

Note 9 — Debt:

Debt consists of the following:

	March 31,	December 31,
	2016	2015
8.125% notes due 2018, net of unamortized discount and deferred costs of $3,160 and $3,514	$115,804	$115,450
OBS term loan, due 2019, net of unamortized discount and deferred costs of $15,753 and $19,340	498,535	574,615
OIN term loan, due 2019, net of unamortized discount and deferred costs of $19,790 and $23,727	528,666	595,222
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $9 and $9	292	292
7.50% notes due 2024	390	684
Total debt	1,143,687	1,286,263
Less current portion	71,154	63,039
Long-term portion	$1,072,533	$1,223,224

The weighted average interest rate for debt outstanding as of March 31, 2016 and December 31, 2015 was 5.84% and 5.81%, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exit Financing Facilities

Capitalized terms used hereafter have the meanings given in this Quarterly Report on Form 10-Q or in the Company’s 2015 Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

As of March 31, 2016, no amounts had been drawn under the OBS or the OIN revolving loan facilities.

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for mandatory prepayments. Each of the OBS Term Loan and the OIN Facilities stipulates that if annual aggregate net cash proceeds of asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the respective facility. The OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

Management determined that it had Excess Cash Flow under the OBS Term Loan for the three months ended March 31, 2016 and has projected the amount of Excess Cash Flow for the nine months ended December 31, 2016 based on the facts at March 31, 2016. The mandatory prepayment, which is estimated to be approximately $59,386 will be due during the first quarter of 2017, and is therefore included in current installments of long-term debt on the condensed consolidated balance sheet as of March 31, 2016. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flow for the year ended December 31, 2016.

Each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG (as Parent Company), who is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under their respective facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan and OIN Term Loan was $51,295 and $60,200, respectively, as of March 31, 2016, after an OIN dividend distribution to the Parent Company of $72,000 during the three months then ended.

The OIN Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the OIN Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at March 31, 2016. None of the other Exit Financing Facilities have financial covenants.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs (see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended March 31, 2016 was $19,802 for the Exit Financing Facilities, comprised of $9,114 relating to the OBS Term Loan and OBS ABL Facility and $10,688 relating to the OIN Facilities. Interest expense for the three month period ended March 31, 2015 was $19,703 for the Exit Financing Facilities, comprised of $9,313 relating to the OBS Term Loan and OBS ABL Facility and $10,390 relating to the OIN Facilities. Interest paid for the three months ended March 31, 2016 was $8,341 and $9,648 for the OBS Term Loan and the OIN Term Loan, respectively, and interest paid for the three months ended March 31, 2015 was $8,062 and $9,201 for the OBS Term Loan and the OIN Term Loan, respectively.

During the three months ended March 31, 2016, the Company made repurchases in the open market and mandatory principal prepayments under the OBS Term Loan and OIN Term Loan as follows:

Loan Facility	Mandatory Prepayment	Open Market Repurchases	Total
OBS Term Loan	$51,295	$27,000	$78,295
OIN Term Loan	-	68,922	68,922
Total	$51,295	$95,922	$147,217

The aggregate net gain of $2,382 realized on these transactions during the three months ended March 31, 2016 is included in other income in the condensed consolidated statements of operations. The net gain reflects a $4,789 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating approximately $217) incurred by the Company in relation to the open market repurchases are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Senior Notes

During the three months ended March 31, 2016, the Company repurchased and retired an aggregate principal amount of $294 of its 7.5% notes due 2024. The aggregate loss of $50 realized on these transactions during the three months ended March 31, 2016, is included in other income in the condensed consolidated statements of operations.

For the three months ended March 31, 2016 and 2015, interest expense, including administrative and other fees, of $2,786 and $8,830, respectively, was recorded relating to the Unsecured Senior Notes and $4,869 and $17,965 of interest was paid during the three months ended March 31, 2016 and 2015, respectively.

Note 10 — Taxes:

For the three months ended March 31, 2016 and 2015, the Company recorded income tax provisions of $33,239 and $2,660, respectively, which represent effective tax rates of 40% and 6%, respectively. The increase in the effective tax rate for the 2016 period was substantially due to management’s determination that commencing for the third quarter of 2015 the Company could not make an assertion that OSG’s investment in OIN was essentially permanent in duration and the resulting inclusion of a deferred tax liability for OIN’s earnings during 2016 as part of its income tax provision.

As of March 31, 2016 and December 31, 2015, the Company recorded a noncurrent reserve for uncertain tax positions of $2,529 and $2,520, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $712 and $702, respectively.

As of March 31, 2016, the Company has recorded a deferred tax liability of $70,601 related to the excess of OSG’s investment in OIN for financial reporting purposes over the tax basis of such investment, as management does not believe that it can make an assertion that OSG’s investment in OIN is essentially permanent in duration. If management maintains this position in future periods, that is, does not make an assertion that OSG’s investment in OIN is essentially permanent in duration, then the Company will be required to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during such period at the statutory tax rate. At the current time, management does not believe that it will be able to make the assertion that OSG’s investment in OIN is essentially permanent in duration during 2016 and, accordingly, expects to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during the balance of 2016.

During the quarter ended March 31, 2016, the Company was notified by the Internal Revenue Service that it will commence a tax examination for the years 2012 through 2014, as a result of the refund claim of $54,884, which was received in the fourth quarter of 2015, from the carryback of the 2014 net operating loss to 2012 and 2013.

Note 11 — Capital Stock and Stock Compensation:

Share and Warrant Repurchases

During the three months ended March 31, 2016, the Company repurchased 460,900 shares of its Class A common stock in open-market purchases on the NYSE MKT at an average price of $2.11 per share, for a total cost of $971. In addition, during the three months ended March 31, 2016, the Company repurchased 24,999,078 Class A warrants in private transaction with non-affiliates at an average cost of $2.28 per warrant for a total cost of $56,990. Subsequent to March 31, 2016, the Company repurchased an additional 35,000 shares of Class A common stock for a total cost of $70, at an average price of $2.00 per share.

In connection with the vesting of restricted stock units during the first quarter of 2016, the Company repurchased 124,538 shares of Class A common stock at an average cost of $2.47 per share from certain members of management to cover withholding taxes.

Warrant Conversions

During the three months ended March 31, 2016, the Company issued 9,075,565 shares of Class A common stock and 46,997 shares of Class B common stock as a result of the exercise of 8,285,284 Class A warrants and 46,997 Class B warrants, respectively. During the three months ended March 31, 2015, the Company issued 694,517 shares of Class B common stock as a result of the exercise of 695,945 Class B warrants.

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

Management Compensation - Restricted Stock Units and Stock Options

During the three months ended March 31, 2016, the Company granted 719,119 time-based restricted stock units (“RSUs”) to its senior officers. The weighted average grant date fair value of these awards was $1.97 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2016, the Company awarded 719,119 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2019. The EPS Target and ROIC Target are performance conditions which, as of March 31, 2016, management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $1.97 per RSU.

In addition, during the three months ended March 31, 2016, the Company granted 231,280 performance-based RSUs (which represented the 2016 tranche of the awards made on October 12, 2015) to certain members of senior management. The grant date fair value of the performance awards was determined to be $1.97 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards will vest on December 31, 2016, subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2017. Achievement of the performance condition in this award was considered probable at March 31, 2016, and accordingly, compensation cost has been recognized commencing on March 30, 2016, the date of the award.

During the three months ended March 31, 2016, the Company awarded to certain senior officers an aggregate of 1,914,413 stock options. Each stock option represents an option to purchase one share of Class A common stock for an exercise price for $1.97 per share. The grant date fair value of the options was $0.58 per option.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
As of	2016	2015
Unrealized losses on derivative instruments	$(61,585)	$(54,620)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(18,486)	(18,841)
	$(80,071)	$(73,461)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2016 and 2015 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(11,265)	355	(10,910)
Amounts reclassified from accumulated other comprehensive loss	4,300	-	4,300
Total change in accumulated other comprehensive loss	(6,965)	355	(6,610)
Balance as of March 31, 2016	$(61,585)	$(18,486)	$(80,071)

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(8,302)	496	(7,806)
Amounts reclassified from accumulated other comprehensive loss	4,726	-	4,726
Total change in accumulated other comprehensive loss	(3,576)	496	(3,080)
Balance as of March 31, 2015	$(65,123)	$(21,337)	$(86,460)

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	March 31,
Accumulated Other Comprehensive Income Component	2016	2015	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(4,272)	$(4,726)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(28)	-	Interest expense
	$(4,300)	$(4,726)	Total before and net of tax

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Tax (expense)/ benefit on unrealized gains/(losses) on cash flow hedges	Tax (expense)/ benefit on items not yet recognized as a component of net periodic benefit cost
For the three months ended March 31, 2016
Current period change excluding amounts reclassified from accumulated other comprehensive income	$27	$-
Amounts reclassified from accumulated other comprehensive income	-	-
Total change in accumulated other comprehensive income	$27	$-

For the three months ended March 31, 2015
Current period change excluding amounts reclassified from accumulated other comprehensive income	$316	$-
Amounts reclassified from accumulated other comprehensive income	-	-
Total change in accumulated other comprehensive income	$316	$-

Note 13 — Leases:

1. Charters-in:

As of March 31, 2016, the Company had commitments to charter in 17 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At March 31, 2016	Amount	Operating Days
2016	$74,224	3,575
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
2020	9,168	366
Thereafter	41,007	1,637
Net minimum lease payments	$427,637	17,690

Time Charters-in:

At March 31, 2016	Amount	Operating Days
2016	$19,879	1,717
2017	12,819	989
Net minimum lease payments	$32,698	2,706

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

At March 31, 2016	Amount	Revenue Days
2016	$338,563	7,637
2017	236,278	4,363
2018	144,882	2,005
2019	78,068	933
2020	43,766	532
Thereafter	134,438	1,570
Net minimum lease payments	$975,995	17,040

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $22,419 (2016), $24,294 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3. Office Space:

During the three months ended March 31, 2016, the Company entered into a 60-month lease agreement for office space for its New York headquarters. Future annual minimum lease payments will be approximately $935.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Contingencies:

The Company’s policy for recording legal costs related to contingencies is to expense such legal costs as incurred.

Class Action Lawsuits and Derivative Actions

The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through the Equity Plan, which became effective on August 5, 2014. Under the terms of that settlement, the Equity Plan provides for full satisfaction of the claims of the putative class through (i) $7,000 in cash, which was paid on August 5, 2014, (ii) $3,000 in cash, which was paid by the Company on August 5, 2015, (iii) any remaining cash in the Class E1 Disputed Claims Reserve established by the Equity Plan following resolution of all other Class E1 claims, which was paid on October 5, 2015, (iv) 15% (or $2,136) of the Net Litigation Recovery in the action against Proskauer (described below), which was paid on April 5, 2016, (v) $5,000 in cash, following the entry of a final order resolving the Proskauer action, which was paid on March 17, 2016, and (vi) proceeds of any residual interest the Company has in certain director and officer insurance policies.

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs alleged that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs asserted claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On March 18, 2015, OSG’s former independent registered public accounting firm moved for summary judgment and on May 29, 2015, the Southern District issued an order granting that motion. On July 1, 2015, the plaintiffs noticed an appeal of that order to the U.S. Court of Appeals for the Second Circuit. On September 2, 2015, the plaintiffs and OSG’s former independent registered public accounting firm filed a stipulation withdrawing that appeal with prejudice. On August 6, 2015, the plaintiffs moved for the Southern District to preliminarily approve settlements with respect to all of the plaintiffs’ remaining claims, including settlements with former officers and directors of the Company, the Company’s former underwriters, and the Company’s current independent registered public accounting firm that contemplate payments of $10,500, $4,000 and $1,750, respectively, on behalf of such defendants. On August 12, 2015, the Southern District preliminarily approved those settlements, and on December 2, 2015, entered orders that (a) certified the proposed class for settlement purposes, (b) approved a plan of allocation for distribution of settlement proceeds, (c) finally approved those settlements, and (d) entered final orders of judgment dismissing the remaining defendants from the action.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proskauer Action

On February 23, 2014, Proskauer and four of its partners (the “Proskauer Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against the then Senior Vice President, General Counsel and Secretary and the former Chief Financial Officer alleging that the defendants engaged in tortious and fraudulent conduct that caused significant harm to the Proskauer Plaintiffs and the Company. The Proskauer Plaintiffs alleged that the defendants made false representations and thereby deceived and misled Proskauer into providing legal advice to the Company, which was the subject of the Company’s malpractice suit against Proskauer and four of its partners filed on November 18, 2013 in the Bankruptcy Court. On May 1, 2014, the defendants in the action filed by the Proskauer Plaintiffs filed motions to dismiss the action. On June 9, 2014, the Proskauer Plaintiffs filed an amended complaint that included certain additional factual allegations and an additional claim against the former Chief Financial Officer of the Company. On July 18, 2014, the defendants filed motions to dismiss the Proskauer Plaintiffs’ amended complaint. On January 15, 2015, the Supreme Court dismissed the Proskauer Plaintiffs’ amended complaint in its entirety against the defendants. On March 2, 2015, the Proskauer Plaintiffs filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court, First Department (the “Appellate Court”). Proskauer filed its appellant’s brief on August 17, 2015. The appellees filed their response briefs on October 30, 2015 and Proskauer filed its reply brief on November 13, 2015. On February 12, 2016, as part of the settlement agreement between the Company and Proskauer and four of its partners, the Proskauer Plaintiffs agreed to withdraw their appeal of the Supreme Court’s dismissal of the amended complaint against the defendants and on March 31, 2016, the Appellate Court dismissed the appeal.

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

On February 12, 2016, the Company entered into an agreement with Proskauer and four of its partners to settle the malpractice suit. See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for additional information.

On March 3, 2016, pursuant to the settlement agreement with Proskauer, the Supreme Court entered an order discontinuing the Proskauer action with prejudice, which order has become final and nonappealable.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of OSG’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and OSG’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	changes in demand in specialized markets in which the Company currently trades;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	refusal of certain customers to use vessels of a certain age;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;
•	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in OSG’s revenues;
•	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of OSG’s vessels by maritime claimants;
•	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
•	the Company’s ability to use its net operating loss carryforwards;
•	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States;
•	changes in laws, treaties or regulations; and
•	the lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag fleet.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products, and the only major tanker company to operate in both the U.S. Flag and International Flag fleet markets. We operate our vessels in two strategic business units: we serve the U.S. Flag market through our subsidiary OBS and the International Flag market through our subsidiary OIN. Our U.S. Flag business operates as a single reportable segment. Our International Flag business includes two reportable segments: International Crude Tankers and International Product Carriers.

As of March 31, 2016, we owned or operated a fleet of 79 vessels aggregating 7.4 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including 17 vessels that have been chartered-in under operating leases. Our 24-vessel U.S. Flag fleet includes tankers and articulated tug barges (“ATBs”), of which 22 operate under the Jones Act and two operate internationally in the U.S. Maritime Security Program. Our 55-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two floating storage and offloading (“FSO”) service vessels and four LNG Carriers (together the “JV Vessels”), which are included in the International Flag fleet. Revenues from our U.S. Flag fleet and JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. Revenues from our International Flag fleet constituted 53% and 50% of our total TCE revenues during the three months ended March 31, 2016 and 2015, respectively. Revenues from our U.S. Flag segment constituted 47% and 50% of our total TCE revenues during the three months ended March 31, 2016 and 2015, respectively.

The following is a discussion and analysis of our financial condition as of March 31, 2016 and results of operations for the three-month periods ended March 31, 2016 and 2015. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

The International Energy Agency (“IEA”) estimates global oil consumption for the first quarter of 2016 at 94.7 million barrels per day (“b/d”) an increase of 1.2 million b/d, or 1.3%, over the same quarter in 2015. The increase was mainly caused by higher demand in non-OECD areas. The estimate for global oil consumption for all of 2016 is 95.8 million b/d, an increase of 1.3%. It is estimated that OECD demand in 2016 will decrease by 0.6% to 46.2 million b/d, while non-OECD demand will increase by 2.8% to 48.4 million b/d.

Global oil production in the first quarter of 2016 reached 96.2 million b/d, an increase of 1.9 million b/d over the first quarter of 2015. OPEC crude oil production continued record production averaging 32.3 million b/d in the first quarter of 2016, only a slight increase of 0.1 million b/d from the fourth quarter of 2015, but 2.0 million b/d higher than the first quarter of 2015. Non-OPEC production growth decreased by 0.3 million b/d in the first quarter of 2016 compared with the first quarter of 2015 to 57.1 million b/d. Driven by lower oil prices, oil production in the U.S. decreased by 0.4 million b/d from 13.0 million b/d in the fourth quarter of 2015 to 12.6 million b/d in the first quarter of 2016, decreasing to the production levels seen in the first quarter of 2015.

U.S. refinery throughput increased by about 0.6 million b/d in the first quarter of 2016 compared with the comparable quarter in 2015. Crude oil imports increased by about 0.5 million b/d as declines in local production required sourcing additional foreign crudes. Imports from OPEC countries increased by 0.5 million b/d.

Chinese imports of crude oil increased in February by 20% compared with the previous February, reaching a record eight million b/d as a result of continued low oil prices.

During the first quarter of 2016, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 6.7 million dwt as the crude fleet increased by 4.9 million dwt, while the product carrier fleet expanded by 1.8 million dwt. Year on year, the size of the tanker fleet increased by 19.9 million dwt with the largest increases seen in the VLCC (8.6 million dwt), MR (6.7 million dwt) and Aframax (3.4 million dwt) sectors.

During the first quarter of 2016, the International Flag tanker orderbook decreased by 6.7 million dwt, led by crude tankers (VLCC decrease of 2.7 million dwt, Suezmax 0.2 million dwt and Aframax 1.7 million dwt) while the MR orderbook decreased by 1.9 million dwt. Year over year, the total tanker orderbook gained 15.1 million dwt attributable primarily to increases in the VLCC, Aframax and Suezmax fleets. The MR orderbook has decreased by 3.5 million dwt from a year ago. The Company does not have any tankers on order.

VLCC freight rates continued to show great volatility during the first quarter of 2016, starting the quarter around $100,000 per day, decreasing to $40,000 per day by the beginning of March, before increasing back to $70,000 per day in early April. Other crude segments had similar earning patterns, although the smaller ships did not demonstrate as much volatility. MR rates ranged from around $19,000 per day in January to around $15,000 per day in March.

Estimated spot TCE rates for prompt Jones Act Product Carriers and large ATBs averaged $62,800 and $42,400 per day, respectively, during the first quarter of 2016, representing a decrease of 31% for each class of vessel compared with the first quarter of 2015. These are estimated rates because there was little spot market activity in the first quarter of 2016 as nearly all vessels were committed to time charters. Spot voyages only occurred when time-charter customers relet their vessels for the occasional voyage. The decrease in the first quarter of 2016 compared with the same quarter of 2015 can be attributed to market uncertainty created by the decline in oil prices and the realization by the third quarter of 2014 that low oil prices would persist for a long period and to what degree that such sustained low prices might cause U.S. crude oil production to decline.

The average monthly rate of production from the Eagle Ford formation decreased 417,000 b/d, or 24%, in March 2016 compared with March 2015. Eagle Ford crude is transported through pipeline infrastructure to Corpus Christi, Texas, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi and the Philadelphia area. Adding to the market uncertainty in the first quarter of 2016 was the lifting of the crude oil export ban on December 18, 2015. Crude oil exports by the U.S. have, accordingly, slowly increased during the first quarter of 2016.

As of March 31, 2016, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 80 vessels. During the first quarter of 2016, there was one delivery of an ATB, one new fixed order for an ATB, and no vessels were scrapped. In addition to the 80 vessels mentioned above, there are two late-1970s-built Alaskan crude tankers that were sold by Exxon to competitors and redeployed into the lower-48 coastwise trade during 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The industry’s firm Jones Act orderbook as of March 31, 2016, with deliveries scheduled through the fourth quarter of 2017 consisted of 20 vessels (13 Product Carriers and seven large ATBs). Options for an additional three ATBs remain open. The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 145,000 b/d in the first quarter of 2016 compared with 72,000 b/d in the first quarter of 2015. The increase resulted from Delaware Bay refineries increased crude oil imports as the use of more costly crude by rail declined.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2015. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

Results from Vessel Operations:

During the first quarter of 2016, income from vessel operations improved by $9,416 to $74,548 from $65,132 in the first quarter of 2015. This increase reflects the impact of higher TCE revenues and lower general and administrative expenses. Such impacts were partially offset by quarter-over-quarter increases in depreciation and amortization and vessel expenses.

TCE revenues increased in the current quarter by $15,280, or 7%, to $236,922 from $221,642 in the first quarter of 2015. The increase was primarily due to (i) a significant strengthening of rates in the VLCC and Panamax fleets, (ii) increased Delaware Bay lightering volumes benefitting the U.S. Flag segment, and (iii) a 77 day increase in revenue days. Such increases were partially counteracted by a decline in rates earned by the Company’s MRs in the first quarter of 2016. The growth in revenue days was driven by the Company’s ULCC being taken out of lay-up in the first quarter of 2015 and commencing a time charter in April 2015, along with fewer drydock days in the International Crude Tankers and U.S. Flag segments in the current quarter. These increases were partially offset by the sale of a 1998-built MR in July 2015 and the redelivery of a MR to its owners at the expiry of its time charter in March 2015.

The increase in depreciation and amortization in the first quarter of 2016 resulted primarily from a reduction in the useful lives of six rebuilt Jones Act ATBs effective on October 1, 2015.

The increase in vessel expenses in the current quarter was primarily due to increased repair costs in both the International Flag and the U.S. Flag segments and increased crew costs in the U.S. Flag segment, partially offset by reactivation costs incurred in the first quarter of 2015 in conjunction with the Company’s ULCC being placed back into service.

See Note 5, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before income taxes and reorganization items, as reported in the condensed consolidated statements of operations. Information with respect to the Company’s proportionate share of revenue days for vessels operating in companies accounted for using the equity method is shown below in the discussion of “Equity in Income of Affiliated Companies.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Crude Tankers	Three Months Ended
	March 31,
	2016	2015
TCE revenues	$87,364	$66,821
Vessel expenses	(20,563)	(20,836)
Charter hire expenses	(1,504)	(1,549)
Depreciation and amortization	(12,976)	(12,445)
Income from vessel operations (a)	$52,321	$31,991
Average daily TCE rate	$40,428	$33,868
Average number of owned vessels (b)	24.0	24.0
Number of revenue days: (c)	2,161	1,973
Number of ship-operating days: (d)
Owned vessels	2,184	2,160

(a)	Income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.
(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended March 31,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$39,881	$-	$-
Revenue days	-	91	-	-
VLCCs:
Average rate	$63,402	$42,372	$49,280	$-
Revenue days	607	116	648	-
Aframaxes:
Average rate	$31,301	$-	$30,932	$-
Revenue days	627	-	620	-
Panamaxes:
Average rate	$28,421	$20,975	$27,695	$14,007
Revenue days	448	272	348	354

During the first quarter of 2016, TCE revenues for the International Crude Tankers segment increased by $20,543, or 31%, to $87,364 from $66,821 in the first quarter of 2015. This increase in TCE revenues resulted primarily from substantial increases in average daily blended rates in the VLCC and Panamax sectors. The increase in fixed rates for the Panamax fleet reflects the renewal of time charters in the fourth quarter of 2015. Further contributing to the increase was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which has subsequently been extended for another 12 months. The re-entry into service of the ULCC, along with 66 fewer VLCC drydock days in the current quarter were the primary drivers of an increase of 188 revenue days for the segment over the first quarter of 2015.

Charter hire expenses decreased marginally by $45 to $1,504 in the first quarter of 2016 from $1,549 in the first quarter of 2015. The only vessels in the segment chartered-in by the Company during either period were workboats employed in the International Flag Lightering business.

International Product Carriers	Three Months Ended March 31,
	2016	2015
TCE revenues	$37,345	$43,517
Vessel expenses	(14,731)	(14,467)
Charter hire expenses	(6,711)	(7,797)
Depreciation and amortization	(6,843)	(6,977)
Income from vessel operations	$9,060	$14,276
Average daily TCE rate	$16,983	$18,300
Average number of owned vessels	18.0	19.0
Average number of vessels chartered-in under operating leases	7.0	7.9
Number of revenue days	2,199	2,378
Number of ship-operating days:
Owned vessels	1,638	1,710
Vessels bareboat chartered-in under operating leases	273	270
Vessels time chartered-in under operating leases	364	437

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended March 31,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$28,341	$-	$26,755	$-
Revenue days	90	-	90	-
LR1:
Average rate	$31,170	$20,426	$29,741	$15,732
Revenue days	91	266	90	270
MR:
Average rate	$16,200	$10,499	$18,846	$9,816
Revenue days	1,597	155	1,761	167

During the first quarter of 2016, TCE revenues for the International Product Carrier segment decreased by $6,172, or 14%, to $37,345 from $43,517 in the first quarter of 2015. This decrease in TCE revenues resulted primarily from period-over-period decreases in average daily blended rates earned by the MR fleet. Also contributing to the decreased TCE revenues was a 179-day decrease in revenue days resulting primarily from the delivery to buyers of a 1998-built MR in July 2015 and the redelivery of an MR upon its time charter expiration in March 2015. Partially offsetting such decreases were stronger rates earned by the LR fleet in the current quarter.

Charter hire expenses decreased by $1,086 to $6,711 in the first quarter of 2016 from $7,797 in the first quarter of 2015 reflecting 70 fewer chartered-in days in the MR fleet, as one vessel was returned to its owner at the expiry of its charter as discussed above.

U.S. Flag
	Three Months Ended March 31,
	2016	2015
TCE revenues	$112,213	$111,212
Vessel expenses	(35,904)	(33,907)
Charter hire expenses	(22,842)	(22,552)
Depreciation and amortization	(23,002)	(17,226)
Income from vessel operations	$30,465	$37,527
Average daily TCE rate	$52,410	$53,659
Average number of owned vessels	14.0	14.0
Average number of vessels chartered-in under operating leases	10.0	10.0
Number of revenue days	2,141	2,073
Number of ship-operating days:
Owned vessels	1,274	1,260
Vessels bareboat chartered-in under operating leases	910	900

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2016 and 2015, between spot and fixed earnings and the related revenue days.

Three Months Ended March 31,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$-	$64,498	$-	$64,777
Revenue days	-	1,080	-	1,070
Non-Jones Act Handysize Product Carriers:
Average rate	$31,517	$19,016	$28,103	$-
Revenue days	91	91	164	-
ATBs:
Average rate	$-	$37,870	$-	$38,429
Revenue days	-	697	-	690
Lightering:
Average rate	$63,036	$-	$71,390	$-
Revenue days	182	-	149	-

During the first quarter of 2016, TCE revenues for the U.S. segment increased by $1,001, or 1%, to $112,213 from $111,212 in the first quarter of 2015. This increase reflects higher Delaware Bay lightering volumes, as 145,000 b/d were transported during the current quarter as compared with 72,000 b/d in the first quarter of 2015. Such increase resulted from imported crude oil becoming more attractive compared with shale oil to refineries in the Delaware Bay following the decline in oil prices that began in late 2014 and continued through the current quarter.

U.S. Flag vessel expenses increased by $1,997 to $35,904 in the first quarter of 2016 from $33,907 in the first quarter of 2015, due to an increase in average daily vessel expenses of $742 per day, which resulted primarily from higher crew and repair costs and the timing of delivery of spares. Depreciation and amortization increased by $5,776 to $23,002 in the first quarter of 2016 from $17,226 in the prior year period as a result of the shortening of the useful lives of six of the Company’s rebuilt Jones Act ATBs effective October 1, 2015, and a $2,187 increase in amortization of drydock costs.

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

General and Administrative Expenses

During the first quarter of 2016, general and administrative expenses decreased by $1,933 to $17,349 from $19,282 in the first quarter of 2015, principally due to a decrease of $1,500 in legal and consulting fees and a decrease in accounting fees of $1,909. These decreases were partially offset by an increase of $833 in compensation and benefit costs, primarily resulting from an increase in share based compensation expense, and the inclusion in the 2015 period of approximately $617 in insurance premium credits.

Equity in Income of Affiliated Companies:

During the first quarter of 2016, equity in income of affiliated companies decreased by $807 to $11,605 from $12,412 in the first quarter of 2015. The quarter-over-quarter decrease was principally attributable to a $1,313 decrease in equity in income from the LNG joint venture. This decrease was driven by a $2,200 reimbursement received from the joint venture’s charterer during the quarter ended March 31, 2015 for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts. This decrease was partially offset by a $500 increase in earnings from the FSO joint venture resulting from lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

Total interest expense was $22,659 in the first quarter of 2016 compared with $28,569 in the first quarter of 2015. Interest expense for the first quarter of 2016 reflects interest expense, including administrative and other fees, of $2,786 and $19,802 associated with the Company’s Unsecured Senior Notes and the Exit Financing Facilities, respectively. Interest expense for the first quarter of 2015 reflects interest expense, including administrative and other fees, of $8,830 and $19,703 associated with the Company’s Unsecured Senior Notes and the Exit Financing Facilities, respectively.  The quarter-over-quarter decrease in interest expense associated with the Company’s Unsecured Senior Notes reflects the impact of the Company’s repurchase of $326,345 in aggregate principal amount of its outstanding Unsecured Senior Notes between the third quarter of 2015 and January 2016. Interest expense is expected to decrease for the remainder of 2016 as a result of the mandatory principal prepayments and open market repurchases made during the three months ended March 31, 2016 compared with the first quarter under the Exit Financing Facilities. Refer to Note 9, “Debt,” in the notes to the accompanying condensed consolidated financial statements for additional information.

Income Taxes:

For the three months ended March 31, 2016 and 2015, the Company recorded income tax provisions of $33,239 and $2,660, respectively, which represents effective tax rates of 40% and 6%, respectively. The increase in the effective tax rate for the 2016 period was substantially due to management’s determination that commencing for the third quarter of 2015 the Company could not make an assertion that OSG’s investment in OIN was essentially permanent in duration and the resulting inclusion of a deferred tax liability for OIN’s earnings during 2016 as part of its income tax provision. The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax in the Marshall Islands. For the full year ended December 31, 2016, the Company expects its effective tax rate, excluding the impact of any non-recurring items, to approximate 36%.

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

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015

Net income	$50,739	$42,901
Income tax provision	33,239	2,660
Interest expense	22,659	28,569
Depreciation and amortization	43,083	37,119
EBITDA	149,720	111,249
Technical management transition costs	-	40
Severance and relocation costs	-	5
Gain on disposal of vessels and other property	(157)	(1,073)
Gain on repurchase of debt	(2,332)	-
Other costs associated with repurchase of debt	217	-
Reorganization items, net	(17,910)	3,487
Adjusted EBITDA	$129,538	$113,708

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2016 was approximately $343,000 compared with $470,000 at December 31, 2015. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by approximately $105,827 during the three months ended March 31, 2016. As further described below, this decrease reflects the use of cash for repurchases and principal prepayments on outstanding debt and repurchases of outstanding Class A common stock and Class A warrants during the first quarter of 2016. These outflows were offset in part by approximately $18,223 of proceeds from the Proskauer litigation settlement, which amount is net of (i) all related out-of-pocket expenses incurred by the Company during the three months ended March 31, 2016 and (ii) related amounts paid to the class action plaintiffs.

As of March 31, 2016, we had total liquidity on a consolidated basis of $541,581, comprised of $416,581 of cash (including $14,576 of restricted cash) and $125,000 of undrawn revolver capacity. Approximately 60% of cash on hand at March 31, 2016, including restricted cash, is held by the Company’s foreign subsidiaries. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of March 31, 2016, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,143,687 and a total debt to total capitalization of 42.7%, which compares with 45.7% at December 31, 2015. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018 other than estimated mandatory prepayments as a result of estimated Excess Cash Flow that management believes will be required for the OBS Term Loan.

Management has designated cash reserves of $5,587 as of March 31, 2016 (compared with $10,583 at December 31, 2015) to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims related to the Company’s emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of March 31, 2016 includes approximately $8,989 of legally restricted cash relating to the OIN Facilities. The OIN Facilities stipulate that if annual aggregate cash proceeds of OIN asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in vessels within twelve months of such sale, which occurred in July 2015, or be used to prepay the principal balance outstanding of the OIN Facilities.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters and international spot rate exposure. Our contracted revenues, coupled with the spot rate exposure of our International Flag fleet, provide us with a significant opportunity to further strengthen our balance sheet. Net cash provided by operating activities in the three months ended March 31, 2016 was $113,418. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities and to repurchase our common stock and warrants from time to time. The OBS Term Loan and OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective term loan agreements) be used to prepay the outstanding principal balance of each such loan. To the extent permitted under the terms of the Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

During the three months ended March 31, 2016, we used cash in the following financing activities:

Pursuant to the October 2015 Board resolution authorizing the Company to repurchase up to $200,000 worth of the Company’s Class A and Class B common stock and warrants, we repurchased 460,900 shares of Class A common stock at an aggregate cost of $971. In addition, during the three months ended March 31, 2016, we repurchased 24,999,078 Class A warrants at an aggregate cost of $56,990.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Subsequent to March 31, 2016, the Company repurchased an additional 35,000 shares of Class A common stock at an aggregate cost of $70.

In addition, $294 of our outstanding 2024 Notes was repurchased and retired in January 2016.

Also, during the three months ended March 31, 2016, OBS and OIN opportunistically repurchased and retired $27,000 and $68,922 of the outstanding principal under the OBS Term Loan and OIN Term Loan, respectively, at discounted prices of $23,584 and $65,167, respectively. Pursuant to the OBS Term Loan, OBS also made a mandatory principal prepayment of $51,295 in March 2016.

Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under their respective loan facilities. After an OIN dividend distribution to the Parent Company of $72,000 during the first quarter of 2016, the Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan and OIN Term Loan was $51,295 and $60,200, respectively, as of March 31, 2016. On February 29, 2016, the Board declared a cash dividend of $0.08 per share on its Class A and Class B common stock. This dividend, totaling $30,573, was paid on March 25, 2016. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

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

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of March 31, 2016, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $758,521 of which $668,568 was nonrecourse to the Company.

As of March 31, 2016, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $48,112 and the carrying amount of the liability related to this guarantee was $0.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of March 31, 2016 follows:

						Beyond
	2016	2017	2018	2019	2020	2020	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$4,859	$9,718	$123,849	$52	$52	$805	$139,335
OBS term loan - floating rate	24,633	89,588	28,517	458,465	-	-	601,203
OIN term loan - floating rate	28,688	37,901	37,535	554,298	-	-	658,422
Operating lease obligations (2)
Bareboat Charter-ins	74,224	98,219	93,200	111,819	9,168	41,007	427,637
Time Charter-ins	19,879	12,819	-	-	-	-	32,698
Total	$152,283	$248,245	$283,101	$1,124,634	$9,220	$41,812	$1,859,295

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $119,655 as of March 31, 2016 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 4.25% and 4.75%, respectively. Amount shown for the OBS Term Loan for 2017 includes an estimated mandatory prepayment of $59,386 as a result of estimated Excess Cash Flow for the year ended December 31, 2016. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flow for the year ended December, 2016. Amounts shown for the OBS Term Loan and OIN Term Loan for years subsequent to 2017 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of March 31, 2016, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

At March 31, 2016 and December 31, 2015, OBS and OIN were party to two separate Interest Rate Cap agreements each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Available Information

The Company makes available free of charge through its internet website, www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.	Risk Factors

Please refer to the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks related to the Company’s industry and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See Note 11, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for a description of Class A and Class B warrants exercised in exchange for Class A and Class B common stock, which is incorporated by reference in this Part II, Item 2.

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over a 24- month period ending October 2017, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. The following table summarizes purchases made by the Company pursuant to the authorized buyback program during the three months ended March 31, 2016:

	Class A common stock shares repurchased	Class A common stock warrants repurchased	Average purchase price	Total number of shares and warrants purchased under program	Maximum number of shares and warrants that may still be purchased under the program(1)
January 2016	-	1,700,000	$2.87	1,700,000
February 2016	-	-		-
March 2016	460,900	23,299,078	$2.23	23,759,978
2016 Totals	460,900	24,999,078	$2.28	25,459,978	60,796,771

(1)	Represents remaining buyback authorization ($138,406) divided by the average purchase price of equity securities repurchased during the first quarter of 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 10, 2016	/s/ Ian T. Blackley
Ian T. Blackley
Chief Executive Officer

Date: May 10, 2016	/s/ Rick F. Oricchio
Rick F. Oricchio
Chief Financial Officer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Amendment to Employment Agreement dated March 30, 2016 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K dated April 5, 2016 and incorporated herein by reference)

10.2	Amendment to Employment Agreement dated March 30, 2016 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K dated April 5, 2016 and incorporated herein by reference)

10.3	Amendment to Employment Agreement dated March 30, 2016 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K dated April 5, 2016 and incorporated herein by reference)

10.4	Amendment to Employment Agreement dated March 30, 2016 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K dated April 5, 2016 and incorporated herein by reference)

10.5	Amendment to Employment Agreement dated March 30, 2016 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K dated April 5, 2016 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

