Form 10-Q
period 2016-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2016-08-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number        1-6479-1

OVERSEAS SHIPHOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-2637623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Third Avenue, 39th Floor, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 953-4100
Registrant's telephone number, including area code

1301 Avenue of the Americas, New York, New York, 10019
Former name, former address and former fiscal year, if changed since last report

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of August 4, 2016: Class A common stock, par value $0.01– 70,044,077 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 4, 2016, for the purchase of 21,599,769 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$455,826	$502,836
Restricted cash	5,589	10,583
Voyage receivables, including unbilled of $53,065 and $73,366	60,902	81,612
Income tax recoverable	1,126	1,664
Other receivables	3,790	7,195
Inventories, prepaid expenses and other current assets	19,681	20,041
Total Current Assets	546,914	623,931
Restricted cash - non current	-	8,989
Vessels and other property, less accumulated depreciation of $794,995 and $736,874	2,021,500	2,084,859
Deferred drydock expenditures, net	76,117	95,241
Total Vessels, Deferred Drydock and Other Property	2,097,617	2,180,100
Investments in and advances to affiliated companies	344,886	348,718
Intangible assets, less accumulated amortization of $44,083 and $41,783	47,917	50,217
Other assets	19,865	18,455
Total Assets	$3,057,199	$3,230,410

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$74,725	$91,233
Income taxes payable	1,415	13
Current installments of long-term debt	46,183	63,039
Total Current Liabilities	122,323	154,285
Reserve for uncertain tax positions	2,542	2,520
Long-term debt	1,070,728	1,223,224
Deferred income taxes	253,843	208,195
Other liabilities	59,785	61,698
Total Liabilities	1,509,221	1,649,922

Commitments and contingencies

Equity:
Common stock	686	3,720
Paid-in additional capital	1,574,748	1,651,511
Retained earnings / (accumulated deficit)	52,478	(1,282)
	1,627,912	1,653,949
Accumulated other comprehensive loss	(79,934)	(73,461)
Total Equity	1,547,978	1,580,488
Total Liabilities and Equity	$3,057,199	$3,230,410

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shipping Revenues:
Pool revenues, including $9,694, $13,303, $24,116 and $27,127 from companies accounted for by the equity method	$66,705	$90,591	$157,234	$169,360
Time and bareboat charter revenues	126,073	109,754	246,446	217,696
Voyage charter revenues	28,668	45,142	61,522	91,973
	221,446	245,487	465,202	479,029

Operating Expenses:
Voyage expenses	5,751	10,284	12,585	22,184
Vessel expenses	69,010	68,279	140,052	137,518
Charter hire expenses	31,479	31,127	62,536	63,025
Depreciation and amortization	42,592	37,869	85,675	74,988
General and administrative	17,367	17,471	34,716	36,753
Technical management transition costs	-	-	-	40
Severance and relocation costs	-	-	-	5
(Gain)/loss on disposal of vessels and other property	112	-	(45)	(1,073)
Total Operating Expenses	166,311	165,030	335,519	333,440
Income from vessel operations	55,135	80,457	129,683	145,589
Equity in income of affiliated companies	11,985	11,830	23,590	24,242
Operating income	67,120	92,287	153,273	169,831
Other income/(expense)	(599)	48	1,975	121
Income before interest expense, reorganization items and income taxes	66,521	92,335	155,248	169,952
Interest expense	(20,552)	(28,931)	(43,211)	(57,500)
Income before reorganization items and income taxes	45,969	63,404	112,037	112,452
Reorganization items, net	(860)	(1,437)	17,050	(4,924)
Income before income taxes	45,109	61,967	129,087	107,528
Income tax provision	(15,248)	(3,529)	(48,487)	(6,189)
Net Income	$29,861	$58,438	$80,600	$101,339

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	92,255,692	95,576,283	93,496,651	95,574,356
Diluted - Class A	92,321,359	95,621,824	93,531,462	95,598,518
Basic and Diluted - Class B	826,794	1,320,467	1,073,382	1,320,644

Per Share Amounts:
Basic and Diluted net income - Class A	$0.31	$0.60	$0.84	$1.05
Basic and Diluted net income - Class B	$1.92	$0.60	$2.21	$1.05
Cash dividends declared - Class A	$-	$-	$0.48	$-
Cash dividends declared - Class B	$1.08	$-	$1.56	$-

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income	$29,861	$58,438	$80,600	$101,339
Other Comprehensive Loss, net of tax:
Net change in unrealized losses on cash flow hedges	(507)	8,413	(7,472)	4,837
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(7)	15	(11)	5
Net change in unrecognized actuarial losses	651	(789)	1,010	(283)
Other Comprehensive Income/(Loss), net of tax:	137	7,639	(6,473)	4,559
Comprehensive Income	$29,998	$66,077	$74,127	$105,898

 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$80,600	$101,339
Items included in net income not affecting cash flows:
Depreciation and amortization	85,675	74,988
Amortization of debt discount and other deferred financing costs	6,311	5,119
Compensation relating to restricted stock/stock unit and stock option grants	2,244	981
Deferred income tax provision	45,666	2,269
Undistributed earnings of affiliated companies	(20,441)	(19,056)
Reorganization items, non-cash	327	812
Other – net	(842)	549
Items included in net income related to investing and financing activities:
Gain on disposal of vessels and other property, net	(45)	(1,073)
Gain on repurchase of debt	(1,511)	-
Payments for drydocking	(7,103)	(25,394)
Bankruptcy claim payments	(7,136)	(3,436)
Deferred financing costs paid for loan modification	-	(6,187)
Changes in operating assets and liabilities	20,095	8,710
Net cash provided by operating activities	203,840	139,621
Cash Flows from Investing Activities:
Change in restricted cash	13,982	100,933
Expenditures for vessels and vessel improvements	(81)	(440)
Proceeds from disposal of vessels and other property	-	7,757
Expenditures for other property	(279)	(69)
Investments in and advances to affiliated companies	(987)	(1,506)
Repayments of advances from affiliated companies	18,500	17,000
Net cash provided by investing activities	31,135	123,675
Cash Flows from Financing Activities:
Cash dividends paid	(31,910)	-
Payments on debt	(64,641)	(6,257)
Extinguishment of debt	(109,046)	-
Repurchases of common stock and common stock warrants	(76,388)	-
Net cash used in financing activities	(281,985)	(6,257)
Net (decrease)/increase in cash and cash equivalents	(47,010)	257,039
Cash and cash equivalents at beginning of year	502,836	389,226
Cash and cash equivalents at end of period	$455,826	$646,265

 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

(UNAUDITED)

			Retained
		Paid-in	Earnings	Accumulated Other
	Common	Additional	/ (Accumulated	Comprehensive
	Stock*	Capital**	Deficit)	Loss***	Total
Balance at January 1, 2016	$3,720	$1,651,511	$(1,282)	$(73,461)	$1,580,488
Net income			80,600		80,600
Other comprehensive loss				(6,473)	(6,473)
Dividends paid		(5,070)	(25,503)		(30,573)
Special dividend paid to Class B shareholders			(1,337)		(1,337)
Issuance and vesting of restricted stock awards, net	3	(3)			-
Forfeitures and cancellation of restricted stock awards		(323)			(323)
Compensation related to Class A options granted		489			489
Compensation related to Class A restricted stock awards		1,755			1,755
Repurchase of Class A warrants and Class A common stock	(5)	(76,643)			(76,648)
Conversion of Class A and Class B warrants to common stock	397	(397)			-
Reverse stock split	(3,429)	3,429			-
Balance at June 30, 2016	$686	$1,574,748	$52,478	$(79,934)	$1,547,978

Balance at January 1, 2015	$3,158	$1,507,334	$(141,025)	$(83,380)	$1,286,087
Net income			101,339		101,339
Other comprehensive income				4,559	4,559
Issuance of restricted stock awards	3	(3)			-
Compensation related to Class A options granted	-	160			160
Compensation related to Class A restricted stock awards	-	821			821
Conversion of Class B warrants to Class B common stock	26	(26)			-
Balance at June 30, 2015	$3,187	$1,508,286	$(39,686)	$(78,821)	$1,392,966

*	Par value $0.01 per share; 166,666,666 Class A shares authorized; 68,614,708 Class A shares outstanding as of June 30, 2016.

**	Includes 121,212,278 outstanding Class A warrants as of June 30, 2016.

***	Amounts are net of tax.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 14, 2016.

The Company’s Board of Directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In addition, as discussed further in Note 11, effective May 27, 2016, all Class B common shares and Class B warrants automatically converted into one Class A common share and one Class A warrant, respectively, and on June 2, 2016 the Board approved an amendment (the “Reverse Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of common stock, par value $0.01 per share (the “Reverse Split”). The Reverse Split Amendment became effective on June 13, 2016. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company is required to adjust the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

Accordingly, amounts previously reported for the three and six months ending June 30, 2015, with respect to income per share, outstanding Class A shares, Class A warrants, Class B shares, Class B warrants, Class A restricted stock units, restricted shares and stock options have been restated in the context of earnings per share calculations. The table below shows the effects of the stock dividend and the Reverse Split on the calculation of per share amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015:

	Three Months Ending	Six Months Ending
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)
Decrease in weighted average number of shares outstanding used to calculate basic net income per share amounts for Class A	(477,881,414)	(425,019,964)

Decrease in weighted average number of shares outstanding used to calculate diluted net income per share amounts for Class A	(478,109,118)	(425,100,704)

Decrease in weighted average number of shares outstanding used to calculate basic and diluted net income per share amounts for Class B	(6,602,333)	(6,603,222)

Change in net income per share - basic and diluted Class A and B	$0.50	$0.85

Dollar amounts, except per share amounts are in thousands.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Parent Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of August 9, 2016, only OSG’s case, as the Parent Company, remains open from the original 181 Chapter 11 cases.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended
	June 30,
	2016	2015
Trustee fees	$30	$31
Professional fees	744	1,718
Litigation settlement due to Class B warrant holders	86	-
Other claim adjustments	-	(312)
	$860	$1,437

	Six Months Ended
	June 30,
	2016	2015
Trustee fees	$60	$171
Professional fees	1,027	4,945
Litigation Settlement, net	(20,359)	-
Litigation settlement due to class action plaintiffs	2,136	-
Litigation settlement due to Class B warrant holders	86	-
Other claim adjustments	-	(192)
	$(17,050)	$4,924

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

In addition, as discussed below in Note 14, “Contingencies,” pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 (as defined below) during the six months ended June 30, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs (as defined in Note 14) through the date of settlement. Further, as required by the Equity Plan, the Company’s Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B shareholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to the Company’s Class B shareholders and was recorded as a reduction of retained earnings.

Cash paid for reorganization items, excluding the Proskauer related settlement amounts noted above, was $562 and $1,088 for the three and six month periods ended June 30, 2016, respectively, and $3,332 and $9,428 for the three and six month periods ended June 30, 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies:

Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $5,589 and $10,583 as of June 30, 2016 and December 31, 2015, respectively, to be utilized for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of December 31, 2015 included $8,989 of legally restricted cash relating to the OIN Facilities (as defined in Note 9, “Debt”). Such restricted cash reserves were included in the non-current assets section of the condensed consolidated balance sheet at December 31, 2015. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Deferred finance charges — Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $2,458 and $2,922 relating to the OBS ABL Facility and OIN Revolver Facility (each, as defined in Note 9) are included in other assets in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. Unamortized deferred financing charges of $30,754 and $41,020 relating to the OBS Term Loan and OIN Term Loan (each, as defined in Note 9) and $2,805 and $3,523 relating to the Unsecured Senior Notes are included in long-term debt (reflecting the adoption of ASU No. 2015-03 discussed below) in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,861, and $6,039 for the three and six months ended June 30, 2016, respectively, and $2,494 and $4,871 for the three and six months ended June 30, 2015, respectively.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and six month periods ended June 30, 2016 and 2015, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 81% and 77% of consolidated voyage receivables at June 30, 2016 and December 31, 2015, respectively.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The FASB subsequently delayed the effective date of the revenue standard by one year. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include an increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

As noted above, the Company’s Board approved a reverse stock split, whereby on June 13, 2016, a one (1) for six (6) reverse stock split and corresponding reduction in the number of authorized shares was effected. Accordingly, amounts previously reported for the three and six months ending June 30, 2015 with respect to income per share, outstanding Class A common shares, Class A warrants, Class B common shares, Class B warrants, Class A restricted stock units, Class A restricted shares and Class A stock options have been restated in the context of earnings per share calculations. See Note 1, “Basis of Presentation,” for a summary of the effects of the stock dividend and the Reverse Split on the calculation of per share amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Class A

There were 38,697 and 40,577 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six month periods ended June 30, 2016, respectively, and 58,078 and 54,575 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six month periods ended June 30, 2015, respectively. Such participating securities were allocated a portion of income under the two-class method for the three and six months ended June 30, 2016 and 2015. Holders of the participating securities do not participate in losses.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. As of June 30, 2016 and 2015, respectively, there were 587,607 and 268,538 shares of Class A stock options outstanding and 489,282 and 309,297 shares of unvested Class A restricted stock units outstanding which are considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B common stock.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	June 30,
	2016	2015

Net income	$29,861	$58,438

Weighted average common shares outstanding:
Common stock - basic and diluted
Class A common stock - basic	92,255,692	95,576,283
Class A common stock - diluted	92,321,359	95,621,824
Class B common stock - basic and diluted	826,794	1,320,467

	Six Months Ended
	June 30,
	2016	2015

Net income	$80,600	$101,339

Weighted average common shares outstanding:
Common stock - basic and diluted
Class A common stock - basic	93,496,651	95,574,356
Class A common stock - diluted	93,531,462	95,598,518
Class B common stock - basic and diluted	1,073,382	1,320,644

For the three months ended June 30, 2016 and 2015 earnings per share calculations, there were 65,667 and 45,541 dilutive equity awards outstanding, respectively. For the six months ended June 30, 2016 and 2015 earnings per share calculations, there were 34,811 and 24,162 dilutive equity awards outstanding, respectively. Awards of 130,303 and 108,387 for the three and six months ended June 30, 2016, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels and other property. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and six months ended June 30, 2016 and 2015 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2016:
Shipping revenues	$68,312	$34,750	$-	$118,384	$221,446
Time charter equivalent revenues	66,539	34,416	-	114,740	215,695
Depreciation and amortization	12,984	6,795	246	22,567	42,592
Gain/(loss) on disposal of vessels and other property	-	-	(112)	-	(112)
Income from vessel operations	30,563	7,096	277	34,678	72,614
Equity in income of affiliated companies	9,019	-	2,966	-	11,985
Investments in and advances to affiliated companies at June 30, 2016	277,821	15,226	51,801	38	344,886

Total assets at June 30, 2016	1,095,471	496,881	51,801	946,886	2,591,039

June 30, 2015:
Shipping revenues	81,530	42,598	(35)	121,394	245,487
Time charter equivalent revenues	76,968	42,367	(38)	115,906	235,203
Depreciation and amortization	12,720	6,923	246	17,980	37,869
Income/(loss) from vessel operations	42,308	14,952	(269)	40,937	97,928
Equity in income of affiliated companies	8,914	-	2,916	-	11,830
Investments in and advances to affiliated companies at June 30, 2015	281,335	14,371	52,444	38	348,188

Total assets at June 30, 2015	1,173,738	529,413	52,444	1,011,452	2,767,047

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	International
	Crude	Product
Six months ended	Tankers	Carriers	Other	U.S.	Totals
June 30, 2016:
Shipping revenues	$159,375	$72,363	$-	$233,464	$465,202
Time charter equivalent revenues	153,903	71,761	-	226,953	452,617
Depreciation and amortization	25,960	13,638	508	45,569	85,675
Gain/(loss) on disposal of vessels and other property	201	-	(142)	(14)	45
Income from vessel operations	82,884	16,156	171	65,143	164,354
Equity in income of affiliated companies	17,991	-	5,614	(15)	23,590
Expenditures for vessels and vessel improvements	-	24	-	57	81
Payments for drydockings	1,644	870	-	4,589	7,103

June 30, 2015:
Shipping revenues	154,947	86,539	57	237,486	479,029
Time charter equivalent revenues	143,789	85,884	54	227,118	456,845
Depreciation and amortization	25,165	13,900	717	35,206	74,988
Gain/(loss) on disposal of vessels and other property	7	(5)	1,133	(62)	1,073
Income/(loss) from vessel operations	74,299	29,229	(678)	78,464	181,314
Equity in income of affiliated companies	17,371	-	6,877	(6)	24,242
Expenditures for vessels and vessel improvements	-	387	-	53	440
Payments for drydockings	6,120	178	-	19,096	25,394

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended
	June 30,
	2016	2015
Time charter equivalent revenues	$215,695	$235,203
Add: Voyage expenses	5,751	10,284
Shipping revenues	$221,446	$245,487

	Six Months Ended
	June 30,
	2016	2015
Time charter equivalent revenues	$452,617	$456,845
Add: Voyage expenses	12,585	22,184
Shipping revenues	$465,202	$479,029

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	June 30,
	2016	2015
Total income from vessel operations of all segments	$72,614	$97,928
General and administrative expenses	(17,367)	(17,471)
Gain/(loss) on disposal of vessels and other properties	(112)	-
Consolidated income from vessel operations	55,135	80,457
Equity in income of affiliated companies	11,985	11,830
Other income/(expense)	(599)	48
Interest expense	(20,552)	(28,931)
Reorganization items, net	(860)	(1,437)
Income before income taxes	$45,109	$61,967

	Six Months Ended
	June 30,
	2016	2015
Total income from vessel operations of all segments	$164,354	$181,314
General and administrative expenses	(34,716)	(36,753)
Technical management transition costs	-	(40)
Severance and relocation costs	-	(5)
Gain/(loss) on disposal of vessels and other properties	45	1,073
Consolidated income from vessel operations	129,683	145,589
Equity in income of affiliated companies	23,590	24,242
Other income/(expense)	1,975	121
Interest expense	(43,211)	(57,500)
Reorganization items, net	17,050	(4,924)
Income before income taxes	$129,087	$107,528

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of June 30,	2016	2015

Total assets of all segments	$2,591,039	$2,767,047
Corporate unrestricted cash(1)	455,826	646,265
Corporate restricted cash(1)	5,589	22,245
Other unallocated amounts	4,745	47,325
Consolidated total assets	$3,057,199	$3,482,882

(1)	As of June 30, 2016 and 2015, OBS and its subsidiaries had unrestricted cash balances of $152,865 and $157,177, respectively, and OIN and its subsidiaries had unrestricted cash balances of $278,945 and $170,900, respectively. All restricted cash balances were held by the Parent Company, OSG, as of June 30, 2016 and 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Vessels:

Vessel Impairments

The Company gave consideration as to whether events or changes in circumstances had occurred since December 2015 that could indicate that the carrying amounts of the vessels in the Company’s International and U.S. Flag fleets may not be recoverable as of June 30, 2016. Factors considered included the industry wide declines in vessel valuations during 2016 and forecasted charter rates in the near term. The Company concluded that as of June 30, 2016, these factors did not rise to the level of impairment trigger events requiring further considerations. We will continue to monitor these negative developments and if such declines continue for a protracted period of time or worsen, we will re-evaluate whether these changes in industry conditions constitute impairment triggers.

Vessel Sales and Acquisitions

There were no vessels sold or acquired during the six months ended June 30, 2016 or 2015.

Note 7 – Variable Interest Entities (“VIEs”):

As of June 30, 2016, the Company participates in six commercial pools and three joint ventures. One of the pools and the FSO joint venture were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of June 30, 2016:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$272,684

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt and interest rate swap obligations. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at June 30, 2016:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$320,200

In addition, as of June 30, 2016, the Company had approximately $8,283 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of June 30, 2016. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 8 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-public debt at June 30, 2016 are estimated based on quoted market prices.

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
June 30, 2016:
Cash (1)	$461,415	$461,415	$-
8.125% notes due 2018	(121,938)	-	(121,938)
OBS Term loan	(478,842)	-	(478,842)
OIN Term loan	(534,018)	-	(534,018)
7.5% Election 2 notes due 2021	(333)	-	(333)
7.5% notes due 2024	(431)	-	(431)

December 31, 2015:
Cash (1)	$522,408	$522,408	$-
8.125% notes due 2018	(121,046)	-	(121,046)
OBS Term loan	(571,682)	-	(571,682)
OIN Term loan	(601,928)	-	(601,928)
7.5% Election 2 notes due 2021	(328)	-	(328)
7.5% notes due 2024	(745)	-	(745)

(1)	Includes current and non-current restricted cash aggregating $5,589 and $19,572 at June 30, 2016 and December 31, 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. At June 30, 2016, OBS and OIN were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The Interest Rate Cap agreements were designated and qualified as cash flow hedges and contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018. The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded in the June 30, 2016 balance sheet on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the June 30, 2016 and December 31, 2015 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
June 30, 2016:

Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$1	Other liabilities	$-
Total derivatives designated as hedging instruments		$1		$-

December 31, 2015:

Derivatives designated as hedging instruments:

Interest rate caps:
Long-term portion	Other assets	$102	Other liabilities	$-
Total derivatives designated as hedging instruments		$102		$-

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and six month periods ended June 30, 2016 and 2015 follows:

	Three Months Ended
	June 30,
	2016	2015
Interest rate swaps	$(4,463)	$4,196
Interest rate caps	(14)	(396)
Total	$(4,477)	$3,800

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,
	2016	2015
Interest rate swaps	$(15,669)	$(3,235)
Interest rate caps	(101)	(1,583)
Total	$(15,769)	$(4,818)

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other Comprehensive
	Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the three months ended June 30, 2016:
Interest rate caps	Interest expense	$(105)	Interest expense	$-
Total		$(105)		$-

For the three months ended June 30, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other Comprehensive
	Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the six months ended June 30, 2016:
Interest rate caps	Interest expense	$(133)	Interest expense	$-
Total		$(133)		$-

For the six months ended June 30, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The following table presents the fair values, which are pre-tax, for assets and liabilities measured on a recurring basis (excluding investments in affiliated companies):

	Fair Value	Level 1	Level 2
Assets/(Liabilities) at June 30, 2016:
Derivative Assets (interest rate caps)	$1	$-	$1	(1)

Assets/(Liabilities) at December 31, 2015:
Derivative Assets (interest rate caps)	$102	$-	$102	(1)

(1)	For interest rate caps, fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Debt:

Debt consists of the following:

	June 30,	December 31,
	2016	2015
8.125% notes due 2018, net of unamortized discount and deferred costs of $2,797 and $3,514	$116,167	$115,450
OBS term loan, due 2019, net of unamortized discount and deferred costs of $14,128 and $19,340	480,160	574,615
OIN term loan, due 2019, net of unamortized discount and deferred costs of $18,151 and $23,727	519,901	595,222
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $8 and $9	293	292
7.50% notes due 2024	390	684
Total debt	1,116,911	1,286,263
Less current portion	46,183	63,039
Long-term portion	$1,070,728	$1,223,224

The weighted average interest rate for debt outstanding as of June 30, 2016 and December 31, 2015 was 5.85% and 5.81%, respectively.

Exit Financing Facilities

Capitalized terms used hereafter in this Note 9 have the meanings given in this Quarterly Report on Form 10-Q or in the Company’s 2015 Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

As of June 30, 2016, no amounts had been drawn under the OBS ABL Facility or the OIN Revolver Facility.

On July 18, 2016, the Company entered into a second amendment (the “Second OIN Credit Agreement Amendment”) to the OIN Facilities. The Second OIN Credit Agreement Amendment, among other things, amends the conditions under which the OIN Facilities permit OSG to spin off OIN. In particular, the Second OIN Credit Agreement Amendment permits the distribution of OSG’s equity interests in OIN to OSG’s shareholders in conjunction with the transfer of substantially all of OIN’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of OIN, subject to the satisfaction of other conditions set forth in the OIN Facilities and the Second OIN Credit Agreement Amendment.

The OBS Term Loan and the OIN Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for optional and mandatory prepayments. Each of the OBS Term Loan and the OIN Facilities stipulates that if annual aggregate net cash proceeds of asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the respective facility. The OBS Term Loan and the OIN Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

Management determined that it had Excess Cash Flow under the OBS Term Loan for the six months ended June 30, 2016 and has projected the amount of Excess Cash Flow for the six months ended December 31, 2016 based on the facts at June 30, 2016. The mandatory prepayment, less any optional principal payments made during the year ending December 31, 2016, will be due during the first quarter of 2017. The mandatory prepayment, which is reduced by the $20,000 optional principal payment made during the three months ended June 30, 2016, is estimated to be approximately $40,000, and is included in current installments of long-term debt on the condensed consolidated balance sheet as of June 30, 2016. Management estimates that no prepayment will be required for the OIN Term Loan for 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under their respective facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan and OIN Term Loan was $51,295 and $30,200, respectively, as of June 30, 2016, after OIN’s dividend distributions to the Parent Company of $102,000 during the six months then ended.

The OIN Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the OIN Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at June 30, 2016. None of the other Exit Financing Facilities have financial covenants.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended June 30, 2016 was $17,607 for the Exit Financing Facilities, comprised of $8,019 relating to the OBS Term Loan and OBS ABL Facility and $9,588 relating to the OIN Facilities. Interest expense for the three month period ended June 30, 2015 was $19,929 for the Exit Financing Facilities, comprised of $9,363 relating to the OBS Term Loan and OBS ABL Facility and $10,566 relating to the OIN Facilities. Interest expense for the six-month period ended June 30, 2016 was $37,409 for the Exit Financing Facilities, comprised of $17,133 relating to the OBS Term Loan and OBS ABL Facility and $20,276 relating to the OIN Facilities. Interest expense for the six-month period ended June 30, 2015 was $39,632 for the Exit Financing Facilities, comprised of $18,676 relating to the OBS Term Loan and OBS ABL Facility and $20,956 relating to the OIN Facilities.

Interest paid for the three months ended June 30, 2016 was $6,784 and $7,977 for the OBS Term Loan and the OIN Term Loan, respectively, and interest paid for the three months ended June 30, 2015 was $7,780 and $8,880 for the OBS Term Loan and the OIN Term Loan, respectively. Interest paid for the six months ended June 30, 2016 was $15,125 and $17,626 for the OBS Term Loan and the OIN Term Loan, respectively, and interest paid for the six months ended June 30, 2015 was $15,842 and $18,081 for the OBS Term Loan and the OIN Term Loan, respectively.

During the six months ended June 30, 2016, the Company made repurchases in the open market and optional and mandatory principal prepayments under the OBS Term Loan and OIN Term Loan as follows:

Loan Facility	Optional / Mandatory Prepayments	Open Market Repurchases	Total
OBS Term Loan	$71,295	$27,000	$98,295
OIN Term Loan	8,832	68,922	77,754
Total	$80,127	$95,922	$176,049

The aggregate net gain of $1,511 realized on these transactions during the six months ended June 30, 2016 is included in other income in the condensed consolidated statements of operations. The net gain reflects a $5,659 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating approximately $217) incurred by the Company in relation to the open market repurchases are included in general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2016.

In July 2016, OBS made an additional optional principal prepayment of $20,000. As discussed above, such prepayment will further reduce the mandatory Excess Cash Flow principal payment due in the first quarter of 2017.

Unsecured Senior Notes

During the six months ended June 30, 2016, the Company repurchased and retired an aggregate principal amount of $294 of its 7.5% notes due 2024. The aggregate loss of $50 realized on these transactions during the six months ended June 30, 2016, is included in other income in the condensed consolidated statements of operations.

For the three months ended June 30, 2016 and 2015, interest expense, including administrative and other fees, of $2,798 and $8,995, respectively, was recorded relating to the Unsecured Senior Notes, respectively. For the six months ended June 30, 2016 and 2015, interest expense, including administrative and other fees, of $5,584 and $17,824, respectively, was recorded relating to the Unsecured Senior Notes and $4,869 and $17,965 of interest was paid during the six months ended June 30, 2016 and 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Taxes:

For the three months ended June 30, 2016 and 2015, the Company recorded income tax provisions of $15,248 and $3,529, respectively, which represent effective tax rates of 34% and 6%, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded income tax provisions of $48,487 and $6,189, respectively, which represent effective tax rates of 38% and 6%, respectively. The increase in the effective tax rate for the 2016 period was substantially due to management’s determination that commencing for the third quarter of 2015 the Company could not make an assertion that OSG’s investment in OIN was essentially permanent in duration and the resulting inclusion of a deferred tax liability for OIN’s earnings during 2016 as part of its income tax provision.

As of June 30, 2016 and December 31, 2015, the Company recorded a noncurrent reserve for uncertain tax positions of $2,542 and $2,520, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $725 and $702, respectively.

As of June 30, 2016, the Company has recorded a deferred tax liability of $80,733 related to the excess of OSG’s investment in OIN for financial reporting purposes over the tax basis of such investment, as management does not believe that it can make an assertion that OSG’s investment in OIN is essentially permanent in duration. If management maintains this position in future periods, that is, does not make an assertion that OSG’s investment in OIN is essentially permanent in duration, then the Company will be required to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during such period at the statutory tax rate. At the current time, management does not believe that it will be able to make the assertion that OSG’s investment in OIN is essentially permanent in duration during 2016 and, accordingly, expects to record a provision for deferred income taxes on the increase in the undistributed earnings of its foreign operations during the balance of 2016.

In March 2016, the Company was notified by the Internal Revenue Service that it will commence a tax examination for the years 2012 through 2014, as a result of the refund claim of $54,884, which was received in the fourth quarter of 2015, from the carryback of the 2014 net operating loss to 2012 and 2013.

Note 11 — Capital Stock and Stock Compensation:

Change in Capital Structure

On May 13, 2016, all holders of Class B common stock and Class B warrants as of May 9, 2016 received a distribution from the Company representing their pro-rata share of the Net Litigation Recovery (see Note 2, “Chapter 11 Filing and Emergence from Bankruptcy”). On May 27, 2016, pursuant to the Company’s Amended and Restated Certificate of Incorporation, and the warrant agreement governing the Class B warrants, each Class B common share and Class B warrant automatically converted to a Class A common share and Class A warrant, respectively.

On June 2, 2016, the Board authorized the Company to take action to transfer the listing of its Class A common stock to the New York Stock Exchange from the NYSE MKT (the “Transfer”). In conjunction with the Transfer, the Board approved the Reverse Split Amendment to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of Class A common stock and Class B common stock, par value $0.01 per share. On June 7, 2016, the Company filed the Reverse Split Amendment with the Secretary of State of the State of Delaware. The Reverse Split Amendment became effective on June 13, 2016. As previously reported, the Company’s stockholders approved the filing of the Reverse Split Amendment at the Company’s annual meeting of stockholders held on June 9, 2015. The Transfer was approved by the New York Stock Exchange on June 23, 2016. All of the share and per share information below has been recast to reflect the impact of the reverse stock split.

Holders of the Company’s outstanding Class A warrants are entitled to receive, upon exercise, 0.190 shares of Class A common stock per warrant exercised, in order to account for the impact of the reverse stock split.

The Incentive Plans described below contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company, the number and type of securities underlying outstanding awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding awards upon the reverse stock split. No additional compensation was recognized as a result of such modification.

Share and Warrant Repurchases

During the six months ended June 30, 2016, the Company repurchased 106,350 shares of its Class A common stock in open-market purchases on the NYSE MKT at an average price of $12.23 per share, for a total cost of $1,301. In addition, during the six months ended June 30, 2016, the Company repurchased 33,326,716 Class A warrants in private transactions with non-affiliates at an average per share equivalent cost of $12.05 for a total cost of $75,347.

In connection with the vesting of restricted stock units during the six months ended June 30, 2016, the Company repurchased 22,113 shares of Class A common stock at an average cost of $14.67 per share from certain members of management to cover withholding taxes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Conversions

During the six months ended June 30, 2016, the Company issued 6,604,494 shares of Class A common stock and 7,833 shares of Class B common stock as a result of the exercise of 35,178,898 Class A warrants and 46,997 Class B warrants, respectively. During the six months ended June 30, 2015, the Company issued 143,927 shares of Class A common stock and 311,314 shares of Class B common stock as a result of the exercise of 866,086 Class A warrants and 1,872,194 Class B warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation - Restricted Common Stock

The Company awarded a total of 65,769 restricted Class A common stock shares during the three and six months ended June 30, 2016 to its non-employee directors. The weighted average grant date fair value of the Company’s stock on the measurement date of such awards was $11.86 per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or June 8, 2017, subject to each director continuing to provide services to the Company through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation - Restricted Stock Units and Stock Options

During the six months ended June 30, 2016, the Company granted 119,853 time-based restricted stock units (“RSUs”) to its senior officers. The weighted average grant date fair value of these awards was $11.82 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2016, the Company awarded 119,853 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2019. The EPS Target and ROIC Target are performance conditions which, as of June 30, 2016, management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $11.82 per RSU.

In addition, during the six months ended June 30, 2016, the Company granted 38,547 performance-based RSUs (which represented the 2016 tranche of the awards made on October 12, 2015) to certain members of senior management. The grant date fair value of the performance awards was determined to be $11.82 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards will vest on December 31, 2016, subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2017. Achievement of the performance condition in this award was considered probable at March 31, 2016, and accordingly, compensation cost has been recognized commencing on March 30, 2016, the date of the award. There have been no changes in the probability of the achievement of the performance conditions as of June 30, 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2016, the Company awarded to certain senior officers an aggregate of 319,069 stock options. Each stock option represents an option to purchase one share of Class A common stock for an exercise price for $11.82 per share. The grant date fair value of the options was $4.74 per option. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
As of	2016	2015
Unrealized losses on derivative instruments	$(62,092)	$(54,620)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(17,842)	(18,841)
	$(79,934)	$(73,461)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2016 and 2015 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of March 31, 2016	$(61,585)	$(18,486)	$(80,071)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(4,485)	644	(3,841)
Amounts reclassified from accumulated other comprehensive loss	3,978	-	3,978
Total change in accumulated other comprehensive loss	(507)	644	137
Balance as of June 30, 2016	$(62,092)	$(17,842)	$(79,934)

Balance as of March 31, 2015	$(65,123)	$(21,337)	$(86,460)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	3,909	(774)	3,135
Amounts reclassified from accumulated other comprehensive loss	4,504	-	4,504
Total change in accumulated other comprehensive loss	8,413	(774)	7,639
Balance as of June 30, 2015	$(56,710)	$(22,111)	$(78,821)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(15,750)	999	(14,751)
Amounts reclassified from accumulated other comprehensive loss	8,278	-	8,278
Total change in accumulated other comprehensive loss	(7,472)	999	(6,473)
Balance as of June 30, 2016	$(62,092)	$(17,842)	$(79,934)

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(4,393)	(278)	(4,671)
Amounts reclassified from accumulated other comprehensive loss	9,230	-	9,230
Total change in accumulated other comprehensive loss	4,837	(278)	4,559
Balance as of June 30, 2015	$(56,710)	$(22,111)	$(78,821)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	June 30,
Accumulated Other Comprehensive Loss Component	2016	2015	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(3,873)	$(4,504)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(105)	-	Interest expense
	$(3,978)	$(4,504)	Total before and net of tax

	Six Months Ended
	June 30,
Accumulated Other Comprehensive Loss Component	2016	2015	Statement of Operations Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(8,145)	$(9,230)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(133)	-	Interest expense
	$(8,278)	$(9,230)	Total before and net of tax

See Note 8, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost
For the three months ended June 30, 2016:
Current period change excluding amounts reclassified from
accumulated other comprehensive income	$(8)	$-
Amounts reclassified from accumulated other
comprehensive income	-	-
Total change in accumulated other comprehensive loss	$(8)	$-

For the three months ended June 30, 2015:
Current period change excluding amounts reclassified from
accumulated other comprehensive income	$109	$-
Amounts reclassified from accumulated other
comprehensive income	-	-
Total change in accumulated other comprehensive loss	$109	$-

For the six months ended June 30, 2016:
Current period change excluding amounts reclassified from
accumulated other comprehensive income	$19	$-
Amounts reclassified from accumulated other
comprehensive income	-	-
Total change in accumulated other comprehensive loss	$19	$-

For the six months ended June 30, 2015:
Current period change excluding amounts reclassified from
accumulated other comprehensive income	$425	$-
Amounts reclassified from accumulated other
comprehensive income	-	-
Total change in accumulated other comprehensive loss	$425	$-

Note 13 — Leases:

1. Charters-in:

As of June 30, 2016, the Company had commitments to charter in 17 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At June 30, 2016	Amount	Operating Days
2016	$49,651	2,392
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
2020	9,168	366
Thereafter	41,007	1,637
Net minimum lease payments	$403,064	16,507

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Time Charters-in:

At June 30, 2016	Amount	Operating Days
2016	$13,455	1,080
2017	12,819	989
Net minimum lease payments	$26,274	2,069

The future minimum commitments for time charters-in excludes amounts with respect to vessels chartered-in where the duration of the charter was one year or less at the inception but includes amounts with respect to workboats employed in the International Crude Tankers Lightering business. Time charter-in commitments have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock because the Company does not pay time charter hire when time chartered-in vessels are not available for its use. Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable they are not currently reflected in the table above. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term through December 31, 2019. Certain of the charters in the above tables also provide the Company with renewal and purchase options.

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

At June 30, 2016	Amount	Revenue Days
2016	$229,037	5,200
2017	258,161	4,935
2018	148,392	2,113
2019	78,068	933
2020	43,766	532
Thereafter	134,438	1,570
Net minimum lease payments	$891,862	15,283

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $13,174 (2016), $23,408 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3. Office Space:

During the six months ended June 30, 2016, the Company entered into a 60-month lease agreement for office space for its New York headquarters. Future annual minimum lease payments will be approximately $998.

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

The Equity Plan provides for funding for potential liabilities that the SEC may assert in connection with its proof of claim (the “SEC Claim”) to the extent that the SEC Claim is allowed. The SEC filed the SEC Claim in respect of contingent and unliquidated amounts that the SEC may assert against the Company as a result of the outcome of its investigation of the Company and certain of its advisors. Pursuant to the Equity Plan, the Debtors will fund a cash reserve of up to $5,000 to satisfy any liabilities on account of the SEC Claim, solely to the extent and upon the entry of a final order of the Bankruptcy Court providing that the SEC Claim or any portion thereof is allowed. This reserve was established in recognition of the fact that the SEC had not completed its investigation prior to the Equity Plan’s confirmation. Pursuant to the Bankruptcy Court’s orders, this reserve is the sole source available for satisfaction of any penalties or other amounts asserted in relation to the SEC’s proof of claim. As noted above, any indemnification or contribution claims by officers or directors of the Company that could be asserted in connection with the SEC’s investigation have been released or otherwise resolved pursuant to the Equity Plan and order of the Bankruptcy Court.

On July 25, 2016, the staff of the SEC provided a “Wells Notice” to the Company’s counsel in connection with the above-referenced investigation, advising that the staff had made a preliminary determination to recommend that the Commission file an enforcement action against the Company. The Wells Notice indicates that such an action would allege violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 ("Exchange Act"), and Exchange Act Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13. The Wells Notice further indicates that the Staff’s recommendation may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies including an injunction, a cease-and-desist order, disgorgement, pre-judgment interest and civil monetary penalties. The Company disagrees with the Staff’s preliminary conclusions. The Company is in the process of responding to the Wells Notice.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statement. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;
•	fluctuations in the market value of vessels;
•	declines in charter rates, including spot charter rates or other market deterioration;
•	an increase in the supply of vessels without a commensurate increase in demand;
•	the impact of adverse weather and natural disasters;
•	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;
•	constraints on capital availability;
•	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
•	changes in fuel prices;
•	acts of piracy on ocean-going vessels;
•	terrorist attacks and international hostilities and instability;
•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
•	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
•	the availability and cost of third party service providers for technical and commercial management of the Company’s International Flag fleet;
•	fluctuations in the contributions of the Company’s joint ventures to its profits and losses;
•	the Company’s ability to renew its time charters when they expire or to enter into new time charters;
•	termination or change in the nature of OSG’s relationship with any of the commercial pools in which it participates;
•	competition within the Company’s industry and OSG’s ability to compete effectively for charters with companies with greater resources;
•	the loss of a large customer or significant business relationship;
•	the Company’s ability to realize benefits from its past acquisitions or acquisitions or other strategic transactions it may make in the future;
•	changes in demand in specialized markets in which the Company currently trades;
•	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
•	refusal of certain customers to use vessels of a certain age;
•	the Company’s ability to replace its operating leases on favorable terms, or at all;
•	changes in credit risk with respect to the Company’s counterparties on contracts;
•	the failure of contract counterparties to meet their obligations;
•	the Company’s ability to attract, retain and motivate key employees;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
•	unexpected drydock costs;
•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
•	seasonal variations in OSG’s revenues;
•	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
•	government requisition of the Company’s vessels during a period of war or emergency;
•	the Company’s compliance with requirements imposed by the U.S. government restricting calls on ports located in countries subject to sanctions and embargoes;
•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
•	the impact of litigation, government inquiries and investigations;
•	governmental claims against the Company;
•	the arrest of OSG’s vessels by maritime claimants;
•	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
•	the Company’s ability to use its net operating loss carryforwards;
•	the shipping income of OSG’s foreign subsidiaries becoming subject to current taxation in the United States;
•	changes in laws, treaties or regulations;
•	the lifting of the U.S. crude oil export ban could adversely impact the Company’s U.S. Flag fleet;
•	the impact that a British exit from the European Union might have on global trading parties; and
•	the Company’s ability to execute the proposed spin-off of its international operations.

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

As of June 30, 2016, we owned or operated a fleet of 79 vessels aggregating 7.4 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including 17 vessels that have been chartered-in under operating leases. Our 24-vessel U.S. Flag fleet includes tankers and articulated tug barges (“ATBs”), of which 22 operate under the Jones Act and two operate internationally in the U.S. Maritime Security Program. Our 55-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two floating storage and offloading (“FSO”) service vessels and four LNG Carriers (together the “JV Vessels”), which are included in the International Flag fleet. Revenues from our U.S. Flag fleet and JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. Revenues from our International Flag fleet constituted 47% and 50% of our total TCE revenues during the three and six months ended June 30, 2016, respectively, and 51% and 50% of our total TCE revenues during the three and six months ended June 30, 2015, respectively. Revenues from our U.S. Flag segment constituted 53% and 50% of our total TCE revenues during the three and six months ended June 30, 2016, respectively and 49% and 50% of our total TCE revenues during the three and six months ended June 30, 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a discussion and analysis of our financial condition as of June 30, 2016 and results of operations for the three and six month periods ended June 30, 2016 and 2015. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the second quarter of 2016 at 95.5 million barrels per day (“b/d”) an increase of 1.4 million b/d, or 1.5%, over the same quarter in 2015. The estimate for global oil consumption for all of 2016 is 96.1 million b/d, an increase of 1.5% over 2015. It is estimated that OECD demand in 2016 will increase by 0.2% to 46.3 million b/d, while non-OECD demand will increase by 2.3% to 49.7 million b/d.

Global oil production in the second quarter of 2016 totaled 95.7 million b/d, a decrease of 0.3 million b/d over the second quarter of 2015. OPEC crude oil production continued record production averaging 32.7 million b/d in the second quarter of 2016, an increase of 0.2 million b/d from the first quarter of 2016, and 0.8 million b/d from the second quarter of 2015. Non-OPEC production decreased by 1.2 million b/d to 56.2 million b/d in the second quarter of 2016 compared with the second quarter of 2015. Driven by lower oil prices, oil production in the U.S. decreased by 0.3 million b/d from 12.8 million b/d in the first quarter of 2016 to 12.5 million b/d in the second quarter of 2016.

U.S. refinery throughput remained unchanged at 19.1 million b/d in the second quarter of 2016 compared with the comparable quarter in 2015. Crude oil imports increased by about 0.4 million b/d in the second quarter of 2016 compared with the comparable quarter in 2015 as declines in local production required sourcing additional foreign crudes. Imports from OPEC countries increased by 0.5 million b/d in the second quarter of 2016, a 20% increase from the comparable quarter in 2015.

Chinese imports of crude oil continued increasing, with the first five months of 2016 showing a 16.5% increase over the comparable period in 2015 as a result of increased strategic or commercial reserve buildup and increased imports by privately owned refineries. Strategic or commercial reserves increased by 0.9 million b/d in the first five months of 2016, compared with an increase of 0.6 million b/d in the first five months of 2015.

During the second quarter of 2016, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 6.7 million dwt as the crude fleet increased by 5.0 million dwt, while the product carrier fleet expanded by 1.7 million dwt. Year over year, the size of the tanker fleet increased by 22.0 million dwt with the largest increases in the VLCC, MR and Aframax sectors.

During the second quarter of 2016, the International Flag crude tanker orderbook decreased by 4.9 million dwt, and the MR orderbook also decreased by 1.8 million dwt.

From the end of the second quarter of 2015 through the end of the second quarter of 2016, the total tanker orderbook gained 2.3 million dwt attributable primarily to increases in the Aframax and Suezmax fleets. The VLCC orderbook has decreased by 0.1 million dwt and the MR orderbook has decreased by 3.8 million dwt from a year ago. The Company does not have any tankers on order.

VLCC freight rates significantly weakened during the second quarter of 2016, starting the quarter around $72,000 per day and decreasing to around $25,000 per day by the end of the quarter. This was attributable to a normal seasonal adjustment in freight rates seen in second quarters exacerbated by crude oil production disruptions in a number of countries and the easing of congestion in a number of ports, combined with some tonnage being released from storage towards the end of second quarter. Other crude segments had similar earning patterns, although smaller ships did not demonstrate as much volatility. MR rates ranged from around $15,000 per day at the beginning of the quarter to around $10,000 per day by the end of the quarter.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Estimated TCE rates for prompt Jones Act Product Carriers and large ATBs decreased during the three and six months ended June 30, 2016 from the comparable 2015 periods for each class of vessel. The rates are estimated rates because there was little spot market activity in 2016 as nearly all vessels were committed to time charters. The decreases in 2016 compared with the 2015 periods can be attributed to market uncertainty created by the decline in oil prices and the degree to which sustained low prices might cause U.S. crude oil production to decline.

The average monthly rate of production from the Eagle Ford formation decreased 389,000 b/d, or 25%, in June 2016 compared with June 2015. Eagle Ford crude is transported through pipeline infrastructure to Corpus Christi, Texas, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi and the Philadelphia area. Adding to the market uncertainty in the second quarter of 2016 was the lifting of the crude oil export ban on December 18, 2015. Crude oil exports by the U.S. have, accordingly, slowly increased during the second quarter of 2016.

As of June 30, 2016, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 84 vessels. During the second quarter of 2016, there were deliveries of three tankers and one ATB. In addition to the 84 vessels mentioned above, there are two late-1970s-built Alaskan crude tankers that were sold by Exxon to competitors and redeployed into the lower-48 coastwise trade during 2015, one of which was sold for scrap in the second quarter of 2016 at the expiry of its charter and prior to its scheduled drydock.

The industry’s firm Jones Act orderbook as of June 30, 2016, with deliveries scheduled through the fourth quarter of 2017 consisted of 16 vessels (10 Product Carriers and six large ATBs). Options for an additional three ATBs remain open. The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 180,000 b/d in the second quarter of 2016 compared with 87,000 b/d in the second quarter of 2015. The increase resulted from imported crude oil becoming more attractive compared with transporting shale oil to Delaware Bay refineries, following the decline in oil prices.

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

Results from Vessel Operations:

During the second quarter of 2016, income from vessel operations decreased by $25,322 to $55,135 from $80,457 in the second quarter of 2015. This decrease reflects the impact of lower TCE revenues and a quarter-over-quarter increase in depreciation and amortization.

TCE revenues decreased in the quarter by $19,508, or 8%, to $215,695 from $235,203 in the second quarter of 2015. The decrease was primarily due to (i) lower daily rates in the MR, Aframax, VLCC and Panamax fleets, as the International Flag rate environment during the second quarter of 2015 was very robust and did not reflect the normal seasonal weakness generally found in the second quarter, (ii) a decrease in incremental coastwise spot market revenue earned by the Jones Act ATBs, as coastwise voyage opportunities were available in the second quarter of 2015, but did not exist in the current quarter and (iii) the sale of a 1998-built MR in July 2015.

The increase in depreciation and amortization in the second quarter of 2016 resulted primarily from a reduction in the useful lives of six rebuilt Jones Act ATBs effective on October 1, 2015.

During the first six months of 2016, income from vessel operations decreased by $15,906 to $129,683 from $145,589 in the first six months of 2015. This decrease resulted from a reduction in TCE revenues and increases in depreciation and amortization and vessel expenses. Such impacts were partially offset by a period-over-period decrease in general and administrative expenses.

The decrease in TCE revenues in the first six months of 2016 of $4,228, or 1%, to $452,617 from $456,845 in the corresponding period of the prior year was due to (i) a decline in rates in the MR and Aframax sectors and (ii) the current year decrease in Jones Act spot market voyages discussed above. These negative factors were substantially offset by higher blended daily rates in the VLCC and Panamax fleets, increased Delaware Bay lightering volumes and a 61-day increase in revenue days, which reflects the Company’s ULCC being taken out of lay-up in the first quarter of 2015 and commencing a time charter in April 2015, along with fewer drydock days in the International Crude Tankers and U.S. Flag segments in the current year. These increases were partially offset by the MR sale referred to above and the redelivery of a MR to its owners at the expiry of its time charter in March 2015.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The adjustment to the useful lives of the Jones Act ATBs discussed above was the primary driver of the increase in depreciation and amortization during the first six months of 2016.

The increase in 2016 vessel expenses resulted primarily from increased crew costs in the U.S. Flag segment and the timing of the delivery of stores and spares across the Company’s segments, partially offset by reactivation costs incurred in the first quarter of 2015 in conjunction with the Company’s ULCC being placed back into service.

See Note 5, “Business and Segment Reporting”, to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income from vessel operations for the segments to income before income taxes and reorganization items, as reported in the condensed consolidated statements of operations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

International Crude Tankers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
TCE revenues	$66,539	$76,968	$153,903	$143,789
Vessel expenses	(21,065)	(20,369)	(41,627)	(41,205)
Charter hire expenses	(1,927)	(1,571)	(3,432)	(3,120)
Depreciation and amortization	(12,984)	(12,720)	(25,960)	(25,165)
Income from vessel operations (a)	$30,563	$42,308	$82,884	$74,299
Average daily TCE rate	$31,372	$36,564	$35,936	$35,268
Average number of owned vessels (b)	24.0	24.0	24.0	24.0
Average number of vessels chartered-in under operating leases	0.1	-	0.1	-
Number of revenue days: (c)	2,121	2,106	4,283	4,077
Number of ship-operating days: (d)
Owned vessels	2,184	2,184	4,368	4,344
Vessels spot chartered-in under operating leases	11	-	11	-

(a)	Income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance and relocation costs and gain/(loss) on disposal of vessels.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.
(d)	Ship-operating days represent calendar days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended June 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$44,850	$-	$39,000
Revenue days	-	91	-	91
VLCCs:
Average rate	$46,983	$40,127	$50,586	$-
Revenue days	443	271	676	-
Aframaxes:
Average rate	$23,488	$-	$34,792	$-
Revenue days	636	-	631	-
Panamaxes:
Average rate	$20,123	$21,134	$28,211	$15,204
Revenue days	406	263	354	354

Six Months Ended June 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$42,362	$-	$39,000
Revenue days	-	182	-	91
VLCCs:
Average rate	$56,481	$40,802	$49,947	$-
Revenue days	1,050	388	1,323	-
Aframaxes:
Average rate	$27,368	$-	$32,878	$-
Revenue days	1,263	-	1,250	-
Panamaxes:
Average rate	$24,473	$21,053	$27,955	$14,606
Revenue days	854	535	702	707

During the second quarter of 2016, TCE revenues for the International Crude Tankers segment decreased by $10,429, or 14%, to $66,539 from $76,968 in the second quarter of 2015. This decrease primarily resulted from lower average daily rates in the Aframax fleet. Declining average blended rates in the VLCC and Panamax sectors also contributed to the decrease. The marginal 15-day increase in revenue days was driven by full service lighterings performed by the International Flag Lightering business during the current quarter, as no such full service lightering activity was conducted by the Company in the second quarter of 2015.

Vessel expenses increased by $696 to $21,065 in the second quarter of 2016 from $20,369 in the second quarter of 2015. The change in vessel expense is primarily due to an increase in average daily vessel expenses of $319. The increased average daily vessel expenses were driven by the timing of the delivery of stores and higher insurance costs. Charter hire expenses increased by $356 to $1,927 in the second quarter of 2016 from $1,571 in the second quarter of 2015, resulting from the charter-in of Aframaxes by the International Flag Lightering business for utilization in the full service lighterings discussed above. The only vessels in the segment chartered-in by the Company during either period were vessels employed in the International Flag Lightering business, in the prior year’s quarter this consisted only of workboats, as no full service lighterings were performed.

During the first six months of 2016, TCE revenues for the International Crude Tankers segment increased by $10,114, or 7%, to $153,903 from $143,789 in the first six months of 2015 as a result of higher average blended rates in the VLCC and Panamax sectors. The increase in fixed rates for the Panamax fleet reflects the renewal of time charters in the fourth quarter of 2015. Further contributing to the increase was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which has subsequently been extended for another 12 months. The re-entry into service of the ULCC, along with 83 fewer drydock and repair days for the segment in the current year were the primary drivers of an increase of 206 revenue days for the segment over the corresponding prior year period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Charter hire expenses increased by $312 to $3,432 in the first six months of 2016 from $3,120 in the first six months of 2015, resulting from the International Flag Lightering activities discussed above.

International Product Carriers	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
TCE revenues	$34,416	$42,367	$71,761	$85,884
Vessel expenses	(13,858)	(13,819)	(28,589)	(28,286)
Charter hire expenses	(6,667)	(6,673)	(13,378)	(14,469)
Depreciation and amortization	(6,795)	(6,923)	(13,638)	(13,900)
Income from vessel operations	$7,096	$14,952	$16,156	$29,229
Average daily TCE rate	$15,323	$17,998	$16,143	$18,147
Average number of owned vessels	18.0	19.0	18.0	19.0
Average number of vessels chartered-in under operating leases	7.0	7.0	7.0	7.4
Number of revenue days	2,246	2,355	4,445	4,733
Number of ship-operating days:
Owned vessels	1,638	1,729	3,276	3,439
Vessels bareboat chartered-in under operating leases	273	273	546	543
Vessels time chartered-in under operating leases	361	361	725	798

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Three Months Ended June 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$21,740	$-	$25,756	$-
Revenue days	91	-	91	-
LR1:
Average rate	$21,058	$21,320	$29,205	$15,922
Revenue days	86	257	91	273
MR:
Average rate	$14,692	$11,528	$18,469	$5,294
Revenue days	1,630	182	1,809	91

Six Months Ended June 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$25,028	$-	$26,252	$-
Revenue days	181	-	181	-
LR1:
Average rate	$26,257	$20,865	$29,471	$15,827
Revenue days	177	523	181	543
MR:
Average rate	$15,438	$11,055	$18,655	$8,223
Revenue days	3,227	337	3,569	258

During the second quarter of 2016, TCE revenues for the International Product Carriers segment decreased by $7,951, or 19%, to $34,416 from $42,367 in the second quarter of 2015. This decrease in TCE revenues resulted primarily from significant period-over-period decreases in average daily blended rates earned by the MR fleet. Also contributing to the decreased TCE revenues was a 109-day decrease in revenue days resulting primarily from the delivery to buyers of a 1998-built MR in July 2015.

International Product Carriers segment vessel expenses increased by $39 to $13,858 in the second quarter of 2016 from $13,819 in the second quarter of 2015. Such increase reflects an increase in average daily vessel expenses of $382 per day, offset nearly entirely by the sale of the MR referred to above.

During the first six months of 2016, TCE revenues for the International Product Carriers segment decreased by $14,123, or 16%, to $71,761 from $85,884 in the first six months of 2015. This decrease reflected declining average daily blended rates earned by the MR fleet and a 288-day decrease in revenue days. The reduction in revenue days was driven by the MR sale discussed above along with the redelivery of an MR upon its time charter expiration in March 2015.

Charter hire expenses decreased by $1,091 to $13,378 in the first six months of 2016 from $14,469 in the first six months of 2015 reflecting 70 fewer chartered-in days, as one vessel was returned to its owners at the expiry of its charter as discussed above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

U.S. Flag	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
TCE revenues	$114,740	$115,906	$226,953	$227,118
Vessel expenses	(34,610)	(34,106)	(70,515)	(68,012)
Charter hire expenses	(22,885)	(22,883)	(45,726)	(45,436)
Depreciation and amortization	(22,567)	(17,980)	(45,569)	(35,206)
Income from vessel operations	$34,678	$40,937	$65,143	$78,464
Average daily TCE rate	$52,901	$55,378	$52,682	$54,530
Average number of owned vessels	14.0	14.0	14.0	14.0
Average number of vessels chartered-in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,169	2,093	4,308	4,165
Number of ship-operating days:
Owned vessels	1,274	1,274	2,548	2,534
Vessels bareboat chartered-in under operating leases	910	910	1,820	1,810

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2016 and 2015, between spot and fixed earnings and the related revenue days.

Three Months Ended June 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$26,483	$64,830	$-	$64,673
Revenue days	24	1,057	-	1,054
Non-Jones Act Handysize Product Carriers:
Average rate	$30,492	$17,556	$27,328	$15,472
Revenue days	125	57	166	2
ATBs:
Average rate	$-	$37,054	$-	$37,995
Revenue days	-	724	-	697
Lightering:
Average rate	$76,555	$-	$95,272	$-
Revenue days	182	-	174	-

Six Months Ended June 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$26,483	$64,662	$-	$64,726
Revenue days	24	2,136	-	2,124
Non-Jones Act Handysize Product Carriers:
Average rate	$30,924	$18,452	$27,713	$15,472
Revenue days	216	148	330	2
ATBs:
Average rate	$-	$37,454	$-	$38,211
Revenue days	-	1,420	-	1,387
Lightering:
Average rate	$69,795	$-	$84,270	$-
Revenue days	364	-	322	-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2016, TCE revenues for the U.S. segment decreased by $1,166, or 1%, to $114,740 from $115,906 in the second quarter of 2015. This decrease reflects certain coastwise voyage opportunities that were available in the second quarter of 2015, but not in the second quarter of 2016. Partially offsetting the decrease was a 76-day increase in revenue days during the current period, which was driven by fewer drydock and repair days in the current period, and Delaware Bay lightering volumes increasing to 180,000 barrels per day in the current quarter from 87,000 barrels per day in the second quarter of 2015.

U.S. Flag depreciation expense increased by $4,587 to $22,567 from $17,980 in the second quarter of 2015 as a result of the shortening of the useful lives of six of the Company’s Jones Act ATBs effective October 1, 2015, and a $1,088 increase in amortization of drydock costs.

During the first six months of 2016, TCE revenues for the U.S. segment decreased marginally by $165 to $226,953 from $227,118 in the first six months of 2015. The decrease was attributable to the decrease in Jones Act ATB coastwise voyages noted above, offset to a large degree by an increase of 143 revenue days, driven by a 119-day decrease in drydock and repair days.

U.S. Flag depreciation expense increased by $10,363 to $45,569 from $35,206 in the first six months of 2015 as a result of the factors discussed above in the quarter-over-quarter analysis.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. The Company is scheduled to receive $3.9 million for each vessel for 2016, $5.0 million from 2017 through 2020, and $5.2 million beginning in 2021.

General and Administrative Expenses

During the second quarter of 2016, general and administrative expenses decreased by $104 to $17,367 from $17,471 in the second quarter of 2015. The Company incurred $2,220 in costs in connection with the planned spin-off of its international business in the second quarter of 2016. In addition, there was an increase in compensation and benefit costs of $316, primarily resulting from an increase in share based compensation expense. These increases were offset by decreases in accounting fees, legal and consulting fees of $2,650.

For the six months ended June 30, 2016, general and administrative expenses decreased by $2,037 to $34,716 from $36,753 for the same period in 2015 principally due to a decrease of $6,058 in legal, consulting and accounting fees. These decreases were partially offset by an increase of $1,150 in compensation and benefit costs, primarily resulting from an increase in share based compensation expense, the inclusion in the 2015 period of approximately $617 in insurance premium credits, and the costs incurred during the second quarter of 2016 in connection with the planned spin-off referred to above.

Equity in Income of Affiliated Companies:

During the second quarter of 2016, equity in income of affiliated companies increased marginally by $155 to $11,985 from $11,830 in the second quarter of 2015.

During the first six months of 2016, equity in income of affiliated companies decreased by $652 to $23,590 from $24,242 in the six months ended June 30, 2015. This decrease was principally attributable to a $1,263 decrease in equity in income from the LNG joint venture. This decrease was driven by a $2,200 reimbursement received from the joint venture’s charterer during the six months ended June 30, 2015 for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts. This decrease was partially offset by a $605 increase in earnings from the FSO joint venture resulting from lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

Interest expense was $20,552 and $43,211 for the three and six months ended June 30, 2016, respectively, compared with $28,931 and $57,500 for the three and six month periods ending June 30, 2015. Interest expense for the three month and six periods ended June 30, 2016 reflects interest expense, including administrative and other fees, of $2,798 and $5,584, respectively, associated with the Company’s Unsecured Senior Notes and $17,607 and $37,409, respectively, relating to the Exit Financing Facilities. Interest expense for the three and six month periods ended June 30, 2015 reflects interest expense, including administrative and other fees, of $8,995 and $17,824, respectively, associated with the Company’s Unsecured Senior Notes and $19,929 and $39,632, respectively, relating to the Exit Financing Facilities. The decrease in interest expense associated with the Company’s Exit Financing Facilities and Unsecured Senior Notes over the prior year’s comparable quarter and year to date periods reflects the impact of the Company’s repurchases and prepayments of $176,049 in aggregate principal amount of its Exit Financing Facilities in 2016 and the repurchase of $326,345 in aggregate principal amount of its outstanding Unsecured Senior Notes between the third quarter of 2015 and January 2016. Interest expense is expected to decrease further for the remainder of 2016 as a result of principal prepayments and open market repurchases made during the six months ended June 30, 2016 and in July 2016 under the Exit Financing Facilities. Refer to Note 9, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

Income Taxes:

For the three months ended June 30, 2016 and 2015, the Company recorded income tax provisions of $15,248 and $3,529, respectively, which represents effective tax rates of 34% and 6%, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded income tax provisions of $48,487 and $6,189, respectively, which represents effective tax rates of 38% and 6%, respectively. The increase in the effective tax rate for the 2016 period was substantially due to management’s determination that commencing for the third quarter of 2015 the Company could not make an assertion that OSG’s investment in OIN was essentially permanent in duration and the resulting inclusion of a deferred tax liability for OIN’s earnings during 2016 as part of its income tax provision. The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax in the Marshall Islands. For the full year ended December 31, 2016, the Company expects its effective tax rate, excluding the impact of any non-recurring items, to approximate 36%.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table reconciles net income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$29,861	$58,438	$80,600	$101,339
Income tax provision	15,248	3,529	48,487	6,189
Interest expense	20,552	28,931	43,211	57,500
Depreciation and amortization	42,592	37,869	85,675	74,988
EBITDA	108,253	128,767	257,973	240,016
Technical management transition costs	-	-	-	40
Severance and relocation costs	-	-	-	5
(Gain)/loss on disposal of vessels, including impairments	112	-	(45)	(1,073)
(Gain)/loss on repurchase of debt	871	-	(1,461)	(12)
Other costs associated with repurchase of debt	-	-	217	-
Reorganization items, net	860	1,437	(17,050)	4,924
Adjusted EBITDA	$110,096	$130,204	$239,634	$243,900

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

Liquidity

Working capital at June 30, 2016 was approximately $425,000 compared with $470,000 at December 31, 2015. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by approximately $60,993 during the six months ended June 30, 2016. As further described below, this decrease reflects the use of cash for repurchases and principal prepayments on outstanding debt and repurchases of outstanding Class A common stock and Class A warrants during the six month period ended June 30, 2016. These outflows were offset in part by approximately $18,223 of proceeds from the Proskauer litigation settlement, which amount is net of (i) all related out-of-pocket expenses incurred by the Company during the three months ended March 31, 2016 and (ii) related amounts paid to the class action plaintiffs.

As of June 30, 2016, we had total liquidity on a consolidated basis of $586,415, comprised of $461,415 of cash (including $5,589 of restricted cash) and $125,000 of undrawn revolver capacity. Approximately 60% of cash on hand at June 30, 2016, including restricted cash, is held by the Company’s foreign subsidiaries. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of June 30, 2016, we had total debt outstanding (net of original issue discount and deferred financing costs) of $1,116,911 and a total debt to total capitalization of 41.9%, which compares with 44.9% at December 31, 2015. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018 other than estimated mandatory prepayments as a result of estimated Excess Cash Flow that management believes will be required for the OBS Term Loan.

Management has designated cash reserves of $5,589 as of June 30, 2016 (compared with $10,583 at December 31, 2015) to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims related to the Company’s emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters and international spot rate exposure. Our contracted revenues, coupled with the spot rate exposure of our International Flag fleet, provide us with an opportunity to further strengthen our balance sheet. Net cash provided by operating activities in the six months ended June 30, 2016 was $203,840 In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities and to repurchase our common stock and warrants from time to time. The OBS Term Loan and OIN Facilities require that a portion of Excess Cash Flow (as defined in the respective term loan agreements) be used to prepay the outstanding principal balance of each such loan. The mandatory prepayment, less any optional principal payments made during the year ending December 31, 2016, will be due during the first quarter of 2017. To the extent permitted under the terms of the Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

During the six months ended June 30, 2016, we used cash in the following financing activities:

Pursuant to the October 2015 Board resolution authorizing the Company to repurchase up to $200,000 worth of the Company’s Class A and Class B common stock and warrants, we repurchased 106,350 shares of Class A common stock at an aggregate cost of $1,301. In addition, during the six months ended June 30, 2016, we repurchased 33,326,716 Class A warrants at an aggregate cost of $75,347.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In January 2016, we repurchased and retired $294 of our outstanding 2024 Notes. Also, during the six months ended June 30, 2016, OBS and OIN opportunistically repurchased and retired $27,000 and $68,922 of the outstanding principal under the OBS Term Loan and OIN Term Loan, respectively, at discounted prices of $23,584 and $65,167, respectively. During the six months ended June 30, 2016, OBS also made optional and mandatory principal prepayments of $20,000 and $51,295, respectively, and OIN made a mandatory principal payment of $8,832. In July 2016, OBS made an additional $20,000 optional principal prepayment under the OBS Term Loan.

Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and OIN is restricted under their respective loan facilities. After OIN’s dividend distributions to the Parent Company of $102,000 during the six month period ended June 30, 2016, the Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan and OIN Term Loan was $51,295 and $30,200, respectively, as of June 30, 2016. On February 29, 2016, the Board declared a cash dividend of $0.08 per share on its Class A and Class B common stock. This dividend, totaling $30,573, was paid on March 25, 2016. The declaration and timing of future cash dividends, if any, will be at the discretion of the Board and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

Outlook

We believe the actions we have taken have strengthened our balance sheet as well as increased our flexibility to actively pursue fleet renewal or potential strategic opportunities that may arise within the diverse sectors in which we operate and at the same time positioned us to generate sufficient cash to support our operations over the next twelve months.

On June 2, 2016, the Board authorized the Company to take action to transfer the listing of its Class A common stock to the New York Stock Exchange from the NYSE MKT. In conjunction with the Transfer, the Board approved the Reverse Split Amendment to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of Class A common stock and Class B common stock. On June 7, 2016, the Company filed the Reverse Split Amendment with the Secretary of State of the State of Delaware. The Reverse Split Amendment became effective on June 13, 2016. As previously reported, the Company’s stockholders approved the filing of the Reverse Split Amendment at the Company’s annual meeting of stockholders held on June 9, 2015. The Transfer was approved by the New York Stock Exchange on June 23, 2016.

On July 15, 2016, the Company filed a registration statement on Form 10 with the SEC in connection with the potential spin-off of its International Flag subsidiary – OIN. The proposed spin-off transaction, which is subject to approval by the Company’s Board of Directors as well as other conditions, would separate OSG and OIN into two distinct businesses with separate management and, eventually, ownership. We believe this transaction would better enable both companies to capitalize on opportunities for growth. OSG would continue to focus on its U.S. Flag fleet and Jones Act operations. OIN would emerge as an independent, publicly-owned company and prioritize investment spending as it believes appropriate, without having to compete for capital or senior management resources with other OSG businesses. This transaction would provide holders of OSG common stock with separate and distinct ownership interests in both OSG and OIN, each with management teams focused on the unique needs and opportunities of their respective businesses. The proposed spin-off transaction would be in the form of a pro rata dividend to holders of OSG common stock and warrants. The dividend would represent all of the common stock of OIN owned by OSG. OSG currently owns 100% of the issued and outstanding shares of the common stock of OIN.

On July 18, 2016, the Company entered into the Second OIN Credit Agreement Amendment to the OIN Facilities. The Second OIN Credit Agreement Amendment, among other things, amends the conditions under which the OIN Facilities permit OSG to spin off OIN. In particular, the Second OIN Credit Agreement Amendment permits the distribution of OSG’s equity interests in OIN to OSG’s shareholders in conjunction with the transfer of substantially all of OIN’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of OIN, subject to the satisfaction of other conditions set forth in the OIN Facilities and the Second OIN Credit Agreement Amendment.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of June 30, 2016, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $748,610 of which $658,657 was nonrecourse to the Company.

As of June 30, 2016, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $47,502 and the carrying amount of the liability related to this guarantee was $0.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of June 30, 2016 follows:

						Beyond
	2016	2017	2018	2019	2020	2020	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$4,859	$9,718	$123,849	$52	$52	$805	$139,335
OBS term loan - floating rate	13,253	65,033	24,181	472,375	-	-	574,842
OIN term loan - floating rate	18,909	37,289	36,929	545,345	-	-	638,472
Operating lease obligations (2)
Bareboat Charter-ins	49,651	98,219	93,200	111,819	9,168	41,007	403,064
Time Charter-ins	13,455	12,819	-	-	-	-	26,274
Total	$100,127	$223,078	$278,159	$1,129,591	$9,220	$41,812	$1,781,987

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $119,655 as of June 30, 2016 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the OIN Term Loan of 4.25% and 4.75%, respectively. Amount shown for the OBS Term Loan for 2017 includes an estimated mandatory prepayment of $40,000 as a result of estimated Excess Cash Flow for the year ended December 31, 2016. Management estimates that no prepayment will be required for the OIN Term Loan as a result of estimated Excess Cash Flow for the year ended December, 2016. Amounts shown for the OBS Term Loan and OIN Term Loan for years subsequent to 2017 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of June 30, 2016, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

At June 30, 2016 and December 31, 2015, OBS and OIN were party to two separate Interest Rate Cap agreements each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The OIN Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over a 24- month period ending October 2017, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. The following table summarizes purchases made by the Company pursuant to the authorized buyback program during the three months ended June 30, 2016:

	Class A common stock shares repurchased	Class A common stock warrants repurchased	Average purchase price	Total number of shares and warrants purchased under program	Maximum number of shares that may still be purchased under the program(1)

April 2016	5,833	-	$12.02	5,833
May 2016	-	-	-	-
June 2016	23,700	8,327,638	2.23	8,351,338
Totals	29,533	8,327,638	$2.24	8,357,171	10,325,991

(1)	Represents remaining buyback authorization ($119,719) divided by the average purchase price of equity securities repurchased during the second quarter of 2016. Because each warrant is for the purchase of 0.190 shares of common stock without consideration of any withholding pursuant to the cashless exercise procedures, an average price of $11.59 was used to calculate the maximum number of shares that may still be purchased under the Program. The maximum number of warrants that may still be purchased under the Program is 54,347,294.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

See Exhibit Index on page 51.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 9, 2016	/s/ Ian T. Blackley
Ian T. Blackley
Chief Executive Officer

Date: August 9, 2016	/s/ Rick F. Oricchio
Rick F. Oricchio
Chief Financial Officer

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

