Form 10-Q
period 2016-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2016-11-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of November 8, 2016: Class A common stock, par value $0.01– 70,195,146 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 8, 2016, for the purchase of 17,285,763 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$313,232	$502,836
Restricted cash	5,572	10,583
Voyage receivables, including unbilled of $55,190 and $73,366	62,763	81,612
Income tax recoverable	1,031	1,664
Other receivables	3,657	7,195
Inventories, prepaid expenses and other current assets	18,037	20,041
Total Current Assets	404,292	623,931
Restricted cash	-	8,989
Vessels and other property, less accumulated depreciation of $560,316 and $736,874	1,846,615	2,084,859
Deferred drydock expenditures, net	68,506	95,241
Total Vessels, Deferred Drydock and Other Property	1,915,121	2,180,100
Investments in and advances to affiliated companies	363,282	348,718
Intangible assets, less accumulated amortization of $45,233 and $41,783	46,767	50,217
Other assets	20,492	18,455
Total Assets	$2,749,954	$3,230,410

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$87,243	$91,233
Income taxes payable	1,955	13
Current installments of long-term debt	25,483	63,039
Total Current Liabilities	114,681	154,285
Reserve for uncertain tax positions	2,556	2,520
Long-term debt	956,260	1,223,224
Deferred income taxes	202,589	208,195
Other liabilities	58,999	61,698
Total Liabilities	1,335,085	1,649,922

Commitments and contingencies

Equity:
Common stock	702	3,720
Paid-in additional capital	1,533,683	1,651,511
Accumulated deficit	(46,261)	(1,282)
	1,488,124	1,653,949
Accumulated other comprehensive loss	(73,255)	(73,461)
Total Equity	1,414,869	1,580,488
Total Liabilities and Equity	$2,749,954	$3,230,410

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shipping Revenues:
Pool revenues, including $6,166, $10,374, $30,282 and $36,510 from companies accounted for by the equity method	$42,854	$97,797	$200,088	$267,157
Time and bareboat charter revenues	114,518	111,120	360,964	328,816
Voyage charter revenues	37,579	32,835	99,101	124,808
	194,951	241,752	660,153	720,781

Operating Expenses:
Voyage expenses	8,136	8,164	20,721	30,348
Vessel expenses	72,241	70,448	212,293	207,966
Charter hire expenses	32,695	31,993	95,231	95,018
Depreciation and amortization	43,208	38,743	128,883	113,731
General and administrative	19,076	21,376	53,792	58,129
Technical management transition costs	-	-	-	40
Severance costs	2,238	-	2,238	5
Loss/(gain) on disposal of vessels and other property, including impairments	147,422	(3,185)	147,377	(4,258)
Total Operating Expenses	325,016	167,539	660,535	500,979
(Loss)/income from vessel operations	(130,065)	74,213	(382)	219,802
Equity in income of affiliated companies	12,488	10,978	36,078	35,220
Operating (loss)/income	(117,577)	85,191	35,696	255,022
Other expense	(5,079)	(1,963)	(3,104)	(1,842)
(Loss)/income before interest expense, reorganization items and income taxes	(122,656)	83,228	32,592	253,180
Interest expense	(20,126)	(29,191)	(63,337)	(86,691)
(Loss)/income before reorganization items and income taxes	(142,782)	54,037	(30,745)	166,489
Reorganization items, net	(5,732)	(1,420)	11,318	(6,344)
(Loss)/income before income taxes	(148,514)	52,617	(19,427)	160,145
Income tax benefit	49,775	120,737	1,288	114,548
Net (loss)/income	$(98,739)	$173,354	$(18,139)	$274,693

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,363,106	95,589,751	92,108,745	95,579,545
Diluted - Class A	89,363,106	95,599,243	92,108,745	95,598,816
Basic and Diluded - Class B	-	1,320,094	712,976	1,320,459

Per Share Amounts:
Basic and Diluted net (loss)/income - Class A	$(1.10)	$1.79	$(0.22)	$2.83
Basic and Diluted net (loss)/income - Class B	$-	$1.79	$3.32	$2.83
Cash dividends declared - Class A	$-	$-	$0.48	$-
Cash dividends declared - Class B	$-	$-	$1.56	$-

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net (Loss)/Income	$(98,739)	$173,354	$(18,139)	$274,693
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	6,329	(5,861)	(1,143)	(1,024)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(3)	(9)	(14)	(3)
Net change in unrecognized actuarial losses	353	479	1,363	195
Other Comprehensive Income/(Loss), net of tax	6,679	(5,391)	206	(832)
Comprehensive (Loss)/Income	$(92,060)	$167,963	$(17,933)	$273,861

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net (Loss)/Income	$(18,139)	$274,693
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	128,883	113,731
Loss on write-down of vessels and other assets	147,422	-
Amortization of debt discount and other deferred financing costs	9,289	8,009
Compensation relating to restricted stock/stock unit and stock option grants	4,458	2,511
Deferred income tax benefit	(5,624)	(83,151)
Undistributed earnings of affiliated companies	(32,954)	(29,497)
Reorganization items, non-cash	5,392	225
Other – net	1,851	1,422
Items included in net (loss)/income related to investing and financing activities:
Gain on disposal of vessels and other property, net	(45)	(4,258)
Loss on repurchase of debt	3,873	-
Payments for drydocking	(10,239)	(38,269)
Bankruptcy claim payments	(7,136)	(7,916)
Deferred financing costs paid for loan modification	(8,273)	(6,187)
Changes in operating assets and liabilities	21,879	(19,778)
Net cash provided by operating activities	240,637	211,535
Cash Flows from Investing Activities:
Change in restricted cash	14,000	96,610
Expenditures for vessels and vessel improvements	(591)	(769)
Proceeds from disposal of vessels and other property	-	16,954
Expenditures for other property	(655)	(53)
Investments in and advances to affiliated companies	(987)	(153)
Repayments of advances from affiliated companies	18,500	25,000
Other – net	-	(8)
Net cash provided by investing activities	30,267	137,581
Cash Flows from Financing Activities:
Cash dividend paid	(31,910)	-
Payments on debt	(141,186)	(9,235)
Extinguishment of debt	(168,069)	(101,092)
Repurchases of common stock and common stock warrants	(119,343)	-
Net cash used in financing activities	(460,508)	(110,327)
Net (decrease)/increase in cash and cash equivalents	(189,604)	238,789
Cash and cash equivalents at beginning of year	502,836	389,226
Cash and cash equivalents at end of period	$313,232	$628,015

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

			Retained
		Paid-in	Earnings	Accumulated Other
	Common	Additional	/ (Accumulated	Comprehensive
	Stock*	Capital**	Deficit)	Loss***	Total
Balance at January 1, 2016	$3,720	$1,651,511	$(1,282)	$(73,461)	$1,580,488
Net loss			(18,139)		(18,139)
Other comprehensive income				206	206
Dividends paid		(5,070)	(25,503)		(30,573)
Special dividend paid to Class B shareholders			(1,337)		(1,337)
Issuance and vesting of restricted stock awards, net	3	(3)			-
Vesting of restricted stock awards to be settled in cash		(528)			(528)
Forfeitures and cancellation of restricted stock awards		(363)			(363)
Compensation related to Class A options granted		1,066			1,066
Compensation related to Class A restricted stock awards		3,392			3,392
Repurchase of Class A warrants and Class A common stock	(5)	(119,338)			(119,343)
Conversion of Class A and Class B warrants to common stock	413	(413)			-
Reverse stock split	(3,429)	3,429			-
Balance at September 30, 2016	$702	$1,533,683	$(46,261)	$(73,255)	$1,414,869

Balance at January 1, 2015	$3,158	$1,507,334	$(141,025)	$(83,380)	$1,286,087
Net income			274,693		274,693
Other comprehensive loss				(832)	(832)
Issuance of restricted stock awards	3	(3)			-
Forfeitures of restricted stock awards		(56)			(56)
Compensation related to Class A options granted	-	391			391
Compensation related to Class A restricted stock awards	-	2,120			2,120
Conversion of Class B warrants to Class B common stock	31	(31)			-
Balance at September 30, 2015	$3,192	$1,509,755	$133,668	$(84,212)	$1,562,403

*	Par value $0.01 per share; 166,666,666 Class A shares authorized; 70,179,442 Class A shares outstanding as of September 30, 2016.

**	Includes 91,016,013 outstanding Class A warrants as of September 30, 2016.

***	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly owned subsidiaries (collectively, the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the International Flag and U.S. Flag trades through its wholly owned subsidiaries International Seaways, Inc. (formerly known as OSG International, Inc.) (“INSW”), a Marshall Islands corporation, and OSG Bulk Ships, Inc. (“OBS”), a New York corporation, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company’s Board of Directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In addition, as discussed further in Note 12, effective May 27, 2016, all Class B common shares and Class B warrants automatically converted into one Class A common share and one Class A warrant, respectively, and on June 2, 2016 the Board approved an amendment (the “Reverse Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of common stock, par value $0.01 per share (the “Reverse Split”). The Reverse Split Amendment became effective on June 13, 2016. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

Accordingly, amounts previously reported for the three and nine months ended September 30, 2015, with respect to income per share, outstanding Class A shares, Class A warrants, Class B shares, Class B warrants, Class A restricted stock units, restricted shares and stock options have been restated in the context of earnings per share calculations. The table below shows the effects of the stock dividend and the Reverse Split on the calculation of per share amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)
Decrease in weighted average number of shares outstanding used to calculate basic net income per share amounts for Class A	(477,948,757)	(425,043,175)

Decrease in weighted average number of shares outstanding used to calculate diluted net income per share amounts for Class A	(477,996,214)	(425,112,083)

Decrease in weighted average number of shares outstanding used to calculate basic and diluted net income per share amounts for Class B	(6,600,472)	(6,602,295)

Change in net income per share - basic and diluted Class A and B	$1.49	$2.31

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts, except per share amounts are in thousands.

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Parent Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors filed with the Bankruptcy Court a plan of reorganization (the “Equity Plan”). The Bankruptcy Court confirmed the Equity Plan by order entered on July 18, 2014 (the “Confirmation Order”). On August 5, 2014 (the “Effective Date”), the Equity Plan became effective and OSG emerged from bankruptcy. As of November 9, 2016, only OSG’s case, as the Parent Company, remains open from the original 181 Chapter 11 cases.

Reorganization Items, net

Reorganization items, net represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended
	September 30,
	2016	2015
Trustee fees	$30	$2
Professional fees	822	1,418
Provision for claims	4,880	-
	$5,732	$1,420

	Nine Months Ended
	September 30,
	2016	2015
Trustee fees	$90	$173
Professional fees	1,849	6,363
Litigation Settlement, net	(20,359)	-
Litigation settlement due to class action plaintiffs	2,136	-
Litigation settlement due to Class B warrant holders	86	-
Provision for claims	4,880	-
Other claim adjustments	-	(192)
	$(11,318)	$6,344

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, as discussed below in Note 15, “Contingencies,” pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 (as defined below) during the nine months ended September 30, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs (as defined in Note 15) through the date of settlement. Further, as required by the Equity Plan, the Company’s Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B shareholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to the Company’s Class B shareholders and was recorded as a reduction of retained earnings.

Cash paid for reorganization items, excluding the Proskauer related settlement amounts noted above, was $668 and $1,756 for the three and nine month periods ended September 30, 2016, respectively, and $6,530 and $15,958 for the three and nine month periods ended September 30, 2015, respectively.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $5,572 and $10,583 as of September 30, 2016 and December 31, 2015, respectively, to be utilized for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy. Such cash reserves, which are considered restricted cash due to management’s intent regarding these funds, are included in restricted cash in the current assets section of the condensed consolidated balance sheet based on management’s estimate of when these funds are likely to be disbursed. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of December 31, 2015 included $8,989 of legally restricted cash relating to the INSW Facilities (as defined in Note 10, “Debt”). Such restricted cash reserves were included in the non-current assets section of the condensed consolidated balance sheet at December 31, 2015. Activity relating to restricted cash is reflected in investing activities in the condensed consolidated statements of cash flow.

Deferred finance charges — Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $2,771 and $2,922 relating to the OBS ABL Facility and INSW Revolver Facility (each, as defined in Note 10, “Debt”) are included in other assets in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. Unamortized deferred financing charges of $33,388 and $41,020 relating to the OBS Term Loan and INSW Term Loan (each, as defined in Note 10, “Debt”) and $1,676 and $3,523 relating to the Unsecured Senior Notes are included in long-term debt (reflecting the adoption of ASU No. 2015-03 discussed below) in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,897 and $8,936 for the three and nine months ended September 30, 2016, respectively, and $2,763 and $7,634 for the three and nine months ended September 30, 2015, respectively.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers and pools in which the Company participates. During the three and nine month periods ended September 30, 2016 and 2015, the Company did not have any individual customers who accounted for 10% or more of its revenues apart from the pools in which it participates. The pools in which the Company participates accounted in aggregate for 70% and 77% of consolidated voyage receivables at September 30, 2016 and December 31, 2015, respectively.

Vessel Lives —The carrying value of each of the Company’s vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using estimated useful lives from the date such vessel was originally delivered from the shipyard or from the date (as in the case of certain of the Company’s ATBs) a vessel was rebuilt. A vessel’s carrying value is reduced to its new cost basis (i.e., its current fair value) if a vessel impairment charge is recorded.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, the continuation of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. In evaluating various impairment indicators that existed at September 30, 2016 (See Note 6, “Vessels”), management currently believes that the Company will scrap seven of its rebuilt ATBs prior to their current estimated disposal date. Accordingly, the remaining useful lives for such ATBs will be adjusted on a prospective basis beginning on October 1, 2016. This reduction in useful lives is expected to reduce the decrease in depreciation expense attributable to the ATB vessel impairments discussed in Note 6, “Vessels,” by approximately $2,200 per quarter for the U.S. Flag segment and on a consolidated basis.

Impairment of long-lived assets —The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. During the quarter ended September 30, 2016, management determined that certain of the Company’s International Flag and U.S. Flag vessels were impaired. Accordingly, those assets were written down to their estimated fair values at September 30, 2016. See Note 6, “Vessels” for further discussion on the impairment tests performed on certain of our International Flag and U.S. Flag vessels at September 30, 2016.

Intangible assets —Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may be impaired.

The Company’s intangible assets at September 30, 2016 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. (a component of the U.S. Flag business segment). The long-term customer relationships asset is being amortized on a straight-line basis over 20 years. As discussed in Note 6, “Vessels,” during the quarter ended September 30, 2016, the Company identified changes in circumstances that were indicative of a continued weakening of the Jones Act market. Such indicators included a decline in the number of Jones Act tank vessels transporting crude oil, which led to (i) increased competition for clean cargoes and the idling of some Jones Act vessels; (ii) a sharp decrease in estimated spot rates for Jones Act Product Carriers and large ATBs between July and September 2016; and (iii) a significant decline in forecasted near term TCE rates reported by a leading third party industry analyst. These factors were determined to be triggering events warranting an interim impairment test of the $46,767 carrying value of the customer relationships intangible asset. As there can be significant overlap between the customers served by each of the Company’s U.S. Flag vessel types, the U.S. Flag business as a whole was determined to be the lowest level at which cash flows are largely independent of the cash flows of other groups of assets and liabilities for purposes of testing the U.S. Flag customer relationship intangible asset for recoverability. The Company reduced its estimates of undiscounted future cash flows from the U.S. Flag business segment to reflect consideration of the above new factors. Based on the results of the recoverability test performed, no impairment was recorded as of September 30, 2016 as the net cash flows from the asset group were in excess of the carrying value of the asset group.

Income Taxes —The Company’s quarterly income tax provision and its corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual effective tax rate based on projected taxable income for the full year and records a quarterly tax provision or benefit in accordance with the expected annual effective tax rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating the Company’s tax positions.

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

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard will be effective for interim and annual periods beginning after December 31, 2017 and early adoption is permitted. The guidance requires application using a retrospective transition method. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The FASB subsequently delayed the effective date of the revenue standard by one year. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

As noted above, the Company’s Board approved a reverse stock split, whereby on June 13, 2016, a one (1) for six (6) reverse stock split and corresponding reduction in the number of authorized shares was effected. Accordingly, amounts previously reported for the three and nine months ending September 30, 2015 with respect to income per share, outstanding Class A common shares, Class A warrants, Class B common shares, Class B warrants, Class A restricted stock units, Class A restricted shares and Class A stock options have been restated in the context of earnings per share calculations. See Note 1, “Basis of Presentation,” for a summary of the effects of the stock dividend and the Reverse Split on the calculation of per share amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Class A

There were 65,769 and 49,036 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine month periods ended September 30, 2016, respectively, and 61,567 and 56,931 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine month periods ended September 30, 2015, respectively. Such participating securities were allocated a portion of income under the two-class method for the three and nine months ended September 30, 2015. Holders of the participating securities do not participate in losses.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units. As of September 30, 2016 and 2015, respectively, there were 718,227 and 268,538 shares of Class A stock options outstanding and 602,454 and 298,389 shares of unvested Class A restricted stock units outstanding which are considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B common stock.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	September 30,
	2016	2015

Net (loss)/income	$(98,739)	$173,354

Weighted average common shares outstanding:
Common stock - basic and diluted
Class A common stock - basic	89,363,106	95,589,751
Class A common stock - diluted	89,363,106	95,599,243
Class B common stock - basic and diluted	-	1,320,094

	Nine Months Ended
	September 30,
	2016	2015

Net (loss)/income	$(18,139)	$274,693

Weighted average common shares outstanding:
Common stock - basic and diluted
Class A common stock - basic	92,108,745	95,579,545
Class A common stock - diluted	92,108,745	95,598,816
Class B common stock - basic and diluted	712,976	1,320,459

For the three months ended September 30, 2015 earnings per share calculations, there were 9,492 dilutive equity awards outstanding. For the nine months ended September 30, 2015 earnings per share calculations, there were 19,271 dilutive equity awards outstanding. Awards of 1,089,276 and 839,841 for the three and nine months ended September 30, 2016, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. Awards of 268,538 and 162,358 for the three and nine months ended September 30, 2015, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Business and Segment Reporting:

The Company has three reportable segments: International Crude Tankers, International Product Carriers and U.S. Flag vessels. Income/(loss) from vessel operations for segment purposes is defined as income/(loss) from vessel operations before general and administrative expenses, technical management transition costs, severance costs and gain/(loss) on disposal of vessels and other property, including impairment charges. The accounting policies followed by the reportable segments are the same as those followed in the preparation of the Company’s consolidated financial statements.

Information about the Company’s reportable segments as of and for the three and nine months ended September 30, 2016 and 2015 follows:

	International
	Crude	Product
Three months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2016:
Shipping revenues	$53,532	$27,239	$-	$114,180	$194,951
Time charter equivalent revenues	50,156	27,010	-	109,649	186,815
Depreciation and amortization	13,265	6,885	226	22,832	43,208
(Loss)/gain on disposal of vessels and other property, including impairments	(4,315)	(45,325)	-	(97,782)	(147,422)
Income/(loss) from vessel operations	13,428	(1,575)	(77)	26,895	38,671
Equity in income of affiliated companies	9,321	-	3,167	-	12,488
Investments in and advances to affiliated companies at September 30, 2016	287,303	15,241	60,700	38	363,282
Total assets at September 30, 2016	1,087,118	448,495	60,700	829,110	2,425,423

September 30, 2015:
Shipping revenues	80,896	50,220	5	110,631	241,752
Time charter equivalent revenues	76,222	49,980	5	107,381	233,588
Depreciation and amortization	12,817	7,306	281	18,339	38,743
Loss/(gain) on disposal of vessels and other property	(4)	3,236	6	(53)	3,185
Income from vessel operations	38,945	22,452	521	30,486	92,404
Equity in income of affiliated companies	8,537	-	2,441	-	10,978
Investments in and advances to affiliated companies at September 30, 2015	280,678	13,964	48,965	38	343,645
Total assets at September 30, 2015	1,156,097	513,208	48,965	1,000,811	2,719,081

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	International
	Crude	Product
Nine months ended	Tankers	Carriers	Other	U.S.	Totals
September 30, 2016:
Shipping revenues	$212,907	$99,602	$-	$347,644	$660,153
Time charter equivalent revenues	204,059	98,771	-	336,602	639,432
Depreciation and amortization	39,225	20,523	734	68,401	128,883
(Loss)/gain on disposal of vessels and other property, including impairments	(4,114)	(45,325)	(142)	(97,796)	(147,377)
Income from vessel operations	96,312	14,581	94	92,038	203,025
Equity in income/(loss) of affiliated companies	27,312	-	8,781	(15)	36,078
Expenditures for vessels and vessel improvements	57	534	-	-	591
Payments for drydockings	3,541	1,392	-	5,306	10,239

September 30, 2015:
Shipping revenues	235,843	136,758	61	348,119	720,781
Time charter equivalent revenues	220,012	135,863	59	334,499	690,433
Depreciation and amortization	37,982	21,206	998	53,545	113,731
Loss/(gain) on disposal of vessels and other property	4	3,231	1,139	(116)	4,258
Income/(loss) from vessel operations	113,245	51,679	(156)	108,950	273,718
Equity in income/(loss) of affiliated companies	25,908	-	9,318	(6)	35,220
Expenditures for vessels and vessel improvements	-	716	-	53	769
Payments for drydockings	8,334	2,261	-	27,674	38,269

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of time charter equivalent (“TCE”) revenues of the segments to shipping revenues as reported in the condensed statements of operations follow:

	Three Months Ended
	September 30,
	2016	2015
Time charter equivalent revenues	$186,815	$233,588
Add: Voyage expenses	8,136	8,164
Shipping revenues	$194,951	$241,752

	Nine Months Ended
	September 30,
	2016	2015
Time charter equivalent revenues	$639,432	$690,433
Add: Voyage expenses	20,721	30,348
Shipping revenues	$660,153	$720,781

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of income from vessel operations of the segments to income before income taxes, as reported in the condensed consolidated statements of operations follow:

	Three Months Ended
	September 30,
	2016	2015
Total income from vessel operations of all segments	$38,671	$92,404
General and administrative expenses	(19,076)	(21,376)
Severance costs	(2,238)	-
(Loss)/gain on disposal of vessels and other property, including impairments	(147,422)	3,185
Consolidated (loss)/income from vessel operations	(130,065)	74,213
Equity in income of affiliated companies	12,488	10,978
Other expense	(5,079)	(1,963)
Interest expense	(20,126)	(29,191)
Reorganization items, net	(5,732)	(1,420)
(Loss)/income before income taxes	$(148,514)	$52,617

	Nine Months Ended
	September 30,
	2016	2015
Total income from vessel operations of all segments	$203,025	$273,718
General and administrative expenses	(53,792)	(58,129)
Technical management transition costs	-	(40)
Severance costs	(2,238)	(5)
(Loss)/gain on disposal of vessels and other property, including impairments	(147,377)	4,258
Consolidated (loss)/income from vessel operations	(382)	219,802
Equity in income of affiliated companies	36,078	35,220
Other expense	(3,104)	(1,842)
Interest expense	(63,337)	(86,691)
Reorganization items, net	11,318	(6,344)
(Loss)/income before income taxes	$(19,427)	$160,145

Reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets follow:

As of September 30,	2016	2015

Total assets of all segments	$2,425,423	$2,719,081
Corporate unrestricted cash(1)	313,232	628,015
Corporate restricted cash(1)	5,572	26,568
Other unallocated amounts	5,727	52,276
Consolidated total assets	$2,749,954	$3,425,940

(1)	As of September 30, 2016 and 2015, OBS and its subsidiaries had unrestricted cash balances of $113,611 and $186,819, respectively, and INSW and its subsidiaries had unrestricted cash balances of $110,158 and $250,315, respectively. Of the restricted cash balances, $0 and $8,989 were held by INSW as of September 30, 2016 and 2015, respectively. The remaining balances were held by the Parent Company, OSG.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Vessels:

Vessel Impairments and Change in Useful Lives of Vessels

The Company gave consideration as to whether events or changes in circumstances had occurred since June 30, 2016 that could indicate that the carrying amounts of the vessels in the Company’s International and U.S. Flag fleets may not be recoverable as of September 30, 2016 and concluded that there were such indications.

International Fleet

For the International Flag fleet, the Company has been monitoring the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, as well as the decline in forecasted near term charter rates, and concluded that declines in vessel valuations of up to 20% during the quarter ended September 30, 2016 for 28 vessels in its International Flag fleet with carrying values in excess of their estimated market values, constituted an impairment trigger event for these vessels as of September 30, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. The remaining 24 vessels tested had estimated undiscounted future cash flows in excess of their carrying values. The aggregate carrying values of these vessels were approximately $210,000 in excess of their respective estimated market values.

U.S. Flag Fleet

For the U.S. Flag fleet, the Company considered changes in circumstances that appeared to be indicative of a continued weakening of the Jones Act crude oil transportation market during the quarter ended September 30, 2016. Such indicators included a decline in the number of Jones Act tank vessels transporting crude oil, which led to (i) increased competition for clean cargoes and the idling of some Jones Act vessels; (ii) a sharp decrease in estimated spot rates for Jones Act Product Carriers and large ATBs between July and September 2016; and (iii) a significant decline in forecasted near term TCE rates reported by a leading third party industry analyst. These factors were viewed as an impairment trigger event for the Company’s eight rebuilt ATBs at September 30, 2016. In addition, given the uncertainty around how long the weak market conditions discussed above could last taking into consideration the large number of newbuildings scheduled for delivery, management believes it is more likely than not that some of the rebuilt ATBs will be laid-up, scrapped or disposed of before the end of their estimated useful lives, which currently range between 2019 and 2020.The indicators discussed above were not considered to be impairment triggering events for the other U.S. Flag ATBs and tankers in the Company’s fleet as these vessels (i) were fairly recently built and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and (ii) are currently operating under long-term charters or contracts of affreightment.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, management made assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. The assumptions about the estimated remaining useful lives of the ATBs reflects management’s current belief that the Company would scrap these ATBs at the expiry of their current time charters. Based on tests performed, the sum of the undiscounted cash flows for seven of the eight rebuilt ATBs were less than their September 30, 2016 carrying values. Accordingly, the Company recorded an impairment charge of $97,782 (including $3,873 recorded as a reduction in deferred drydock costs) to write down the carrying values of the seven ATBs to their estimated fair values as of September 30, 2016, using estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of U.S. Flag vessels owned by OSG is not considered to be robust.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vessel Sales and Acquisitions

There were no vessels sold or acquired during the three and nine months ended September 30, 2016. During the three months ended September 30, 2015, the Company sold a 1998-built International Flag MR. The Company recognized a gain of $3,236 on the sale of this vessel during the three and nine months ended September 30, 2015.

Note 7 — Variable Interest Entities (“VIEs”):

As of September 30, 2016, the Company participates in six commercial pools and three joint ventures. One of the pools and the FSO joint venture were determined to be VIEs. The Company is not considered a primary beneficiary of either the pool or the joint venture.

The following table presents the carrying amounts of assets and liabilities in the condensed consolidated balance sheet related to the VIEs as of September 30, 2016:

Condensed Consolidated Balance Sheet
Investments in Affiliated Companies	$282,181

In accordance with accounting guidance, the Company evaluated its maximum exposure to loss related to these VIEs by assuming a complete loss of the Company’s investment in these VIEs and that it would incur an obligation to repay the full amount of the VIE’s outstanding secured debt and interest rate swap obligations. The table below compares the Company’s liability in the condensed consolidated balance sheet to the maximum exposure to loss at September 30, 2016:

	Condensed Consolidated Balance Sheet	Maximum Exposure to Loss
Other Liabilities	$-	$321,600

In addition, as of September 30, 2016, the Company had approximately $8,001 of trade receivables from the pool that was determined to be a VIE. These trade receivables, which are included in voyage receivables in the accompanying condensed consolidated balance sheet, have been excluded from the above tables and the calculation of OSG’s maximum exposure to loss. The Company does not record the maximum exposure to loss as a liability because it does not believe that such a loss is probable of occurring as of September 30, 2016. Further, the joint venture debt is secured by the joint venture’s FSOs. Therefore, the Company’s exposure to loss under its several guarantee would first be reduced by the fair value of such FSOs.

Note 8 — Equity Method Investments:

Investments in affiliated companies include joint ventures accounted for using the equity method. As of September 30, 2016, the Company had an approximate 50% interest in two joint ventures. One joint venture operates four LNG Carriers. The other joint venture converted two ULCCs to Floating Storage and Offloading Service (“FSO”) vessels. In addition, the Company has a 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP.

Floating Storage and Offloading Service Vessels Joint Venture

Maersk Oil Qatar AS awarded two service contracts to a joint venture between OSG and Euronav NV to provide two vessels, the FSO Asia and the FSO Africa, to perform FSO services in the Al Shaheen Field off the shore of Qatar. The Company has a 50% interest in this joint venture, held indirectly by INSW. The joint venture financed the purchase of the vessels from each of Euronav NV and OSG and their conversion costs through partner loans and a long-term bank financing, which is secured by, among other things, the service contracts and the FSOs themselves. Approximately $75,343 and $104,200 was outstanding under this facility as of September 30, 2016 and December 31, 2015, respectively, with the outstanding amount of this facility being subject to acceleration, in whole or in part, on termination of one or both of such service contracts. In connection with the secured bank financing, the partners severally issued 50% guarantees. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s guaranty in the accompanying condensed consolidated balance sheet was $0.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The joint venture entered into floating-to-fixed interest rate swaps with major financial institutions. These agreements have maturity dates ranging from July to September 2017. The interest rate swaps, covering notional amounts aggregating $145,432 and $201,346 as of September 30, 2016 and December 31, 2015, respectively, pay fixed rates of approximately 3.9% and receive floating rates based on LIBOR. All of the interest rate swaps were being accounted for as cash flow hedges through December 31, 2009. As a result of the delays in the completion of conversion and commencement of the service contract for the FSO Africa, in the first quarter of 2010 the joint venture concluded that it was no longer probable that the forecasted transaction applicable to the FSO Africa swaps would occur. Accordingly, as a result of the de-designation of the FSO Africa swaps, all changes in the market value of the swaps have been recognized in the joint venture’s statement of operations since the first quarter of 2010. The Company’s share of amounts recognized in equity in income from affiliated companies were a gain of $74 and a loss of $235 for the three months ended September 30, 2016 and 2015, respectively, and losses of $164 and $606 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the joint venture had a liability of $3,453 and $7,203, respectively, for the fair value of the swaps associated with the FSO Africa and FSO Asia. The Company’s share of the effective portion of such amounts, aggregating $411 and $1,334 at September 30, 2016 and December 31, 2015, respectively, is included in accumulated other comprehensive loss in the accompanying balance sheet and is associated with the FSO Asia swaps only, since the swaps associated with the FSO Africa have been de-designated and deemed to be ineffective.

The carrying amount of the Company’s investment in and advances to the FSO joint venture is $279,447 as of September 30, 2016. The charters under which the Company’s FSO joint venture vessels currently operate expire in 2017 and may not be renewed. Qatar Petroleum announced in June 2016 that it had awarded a 30% interest in the concession covering the field on which the FSO vessels operate to a new development partner. Thus, any renewal of the charters under which the FSO joint venture vessels operate would need to be negotiated with this new development partner and may not be comparable to the existing agreements with respect to rates and other material terms or the charters might not be extended at all. If events relating to these risks were to come to pass, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

LNG Joint Venture

In November 2004, the Company formed a joint venture with Qatar Gas Transport Company Limited (Nakilat) (“QGTC”) whereby companies in which OSG holds a 49.9% interest ordered four 216,200 cbm LNG Carriers. Upon delivery in late 2007 and early 2008, these vessels commenced 25-year time charters to Qatar Liquefied Gas Company Limited (2). QGTC subsequently contributed its ownership interests in the joint venture to its wholly owned subsidiary, Nakilat Marine Services Ltd. The aggregate construction cost for such newbuildings was financed by the joint venture through long-term bank financing that is nonrecourse to the partners and partner contributions. Approximately $648,813 and $678,132 was outstanding under this secured facility as of September 30, 2016 and December 31, 2015, respectively.

The joint venture has entered into floating-to-fixed interest rate swaps with a group of major financial institutions pursuant to which it pays fixed rates of approximately 4.9% and receives a floating rate based on LIBOR. The interest rate swap agreements have maturity dates ranging from July to November 2022 and cover notional amounts aggregating $627,488 and $656,400 at September 30, 2016 and December 31, 2015, respectively. These swaps are being accounted for as cash flow hedges. As of September 30, 2016 and December 31, 2015, the joint venture recorded a liability of $107,965 and $103,262, respectively, for the fair value of these swaps. The Company’s share of the effective portion of the fair value of these swaps, $53,807 and $51,467 at September 30, 2016 and December 31, 2015, respectively, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” and Note 13, “Accumulated Other Comprehensive Loss,” for additional disclosures relating to the FSO and LNG joint venture interest rate swap agreements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A condensed summary of the results of operations of the equity method investees follows:

	Three Months Ended
	September 30,
	2016	2015
Shipping revenues	$89,982	$94,365
Ship operating expenses	(55,276)	(61,081)
Income from vessel operations	34,706	33,284
Other expense	(295)	(240)
Interest expense	(10,420)	(12,075)
Net income	$23,991	$20,969

	Nine Months Ended
	September 30,
	2016	2015
Shipping revenues	$258,619	$274,383
Ship operating expenses	(155,868)	(171,764)
Income from vessel operations	102,751	102,619
Other (expense)/income	(1,017)	990
Interest expense	(32,539)	(36,117)
Net income	$69,195	$67,492

Note 9 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value.

Debt— The fair values of the Company’s publicly traded and non-public debt at September 30, 2016 are estimated based on quoted market prices.

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

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
September 30, 2016:
Cash (1)	$318,804	$318,804	$-
8.125% notes due 2018	(86,006)	-	(86,006)
OBS Term loan	(474,881)	-	(474,881)
INSW Term loan	(462,661)	-	(462,661)
7.5% Election 2 notes due 2021	(316)	-	(316)
7.5% notes due 2024	(409)	-	(409)

December 31, 2015:
Cash (1)	$522,408	$522,408	$-
8.125% notes due 2018	(121,046)	-	(121,046)
OBS Term loan	(571,682)	-	(571,682)
INSW Term loan	(601,928)	-	(601,928)
7.5% Election 2 notes due 2021	(328)	-	(328)
7.5% notes due 2024	(745)	-	(745)

(1)	Includes current and non-current restricted cash aggregating $5,572 and $19,572 at September 30, 2016 and December 31, 2015, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

Interest Rate Risk

The Company uses interest rate caps and swaps for the management of interest rate risk exposure. At September 30, 2016, OBS and INSW were party to two separate interest rate cap agreements (“Interest Rate Cap”) each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. The Interest Rate Cap agreements were designated and qualified as cash flow hedges and contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018. The INSW Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

Tabular disclosure of derivatives location

Derivatives are recorded on a net basis by counterparty when a legal right of offset exists. The following table presents information with respect to the fair values of derivatives reflected in the September 30, 2016 and December 31, 2015 balance sheets on a gross basis by transaction:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
September 30, 2016:

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three and nine month periods ended September 30, 2016 and 2015 follows:

	Three Months Ended
	September 30,
	2016	2015
Interest rate swaps	$2,303	$(10,152)
Interest rate caps	-	(348)
Total	$2,303	$(10,500)

	Nine Months Ended
	September 30,
	2016	2015
Interest rate swaps	$(13,367)	$(13,388)
Interest rate caps	(101)	(1,930)
Total	$(13,467)	$(15,318)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations is presented excluding hedges of equity method investees. The effect of INSW’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015 follows:

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other Comprehensive
	Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the three months ended September 30, 2016:
Interest rate caps	Interest expense	$(258)	Interest expense	$-
Total		$(258)		$-

For the three months ended September 30, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

Statement of Operations
Effective Portion of Gain/(Loss)
Reclassified from
Accumulated Other Comprehensive
	Loss		Ineffective Portion
		Amount of		Amount of
	Location	Gain/(Loss)	Location	Gain/(Loss)
For the nine months ended September 30, 2016:
Interest rate caps	Interest expense	$(392)	Interest expense	$-
Total		$(392)		$-

For the nine months ended September 30, 2015:
Interest rate caps	Interest expense	$-	Interest expense	$-
Total		$-		$-

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
Assets/(Liabilities) at September 30, 2016:
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

The following table summarizes the fair values of impairments measured at fair value on a nonrecurring basis for the nine months ended September 30, 2016:

Description	Fair Value	Level 2	Level 3	Total Impairment Charges
Assets:

U.S. Flag impairment - Vessels held and used (1)(2)	$70,884	$-	$70,884	$(97,782)

International Crude Tankers - Vessels held and used (1)(3)	$28,875	$28,875	$-	$(4,315)

International Product Carriers - Vessels held and used (1)(3)	$40,000	$40,000	$-	$(45,325)

(1)	Aggregate pre-tax impairment charges of $147,422 were recorded in the third quarter of 2016, related to seven ATBs held and used in the U.S. Flag segment and two vessels held and used in each of the International Crude Tanker and International Product Carriers segments.
(2)	The fair value measurement used to determine the impairment for the U.S. Flag vessels held and used was based on the income approach, which utilized cash flow projections consistent with the most recent projections of the Company, and a discount rate equivalent to a market participant's weighted average cost of capital. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.
(3)	The fair value measurement used to determine the impairment for the International Flag vessels held and used was based upon a market approach, which considered the expected sales prices of the vessels obtained from vessel appraisals. Because sales of vessels occur somewhat infrequently the expected sales prices are considered to be Level 2.

Note 10 — Debt:

Debt consists of the following:

	September 30,	December 31,
	2016	2015
8.125% notes due 2018, net of unamortized discount and deferred costs of $1,668 and $3,514	$79,951	$115,450
OBS term loan, due 2019, net of unamortized discount and deferred costs of $12,569 and $19,340	461,719	574,615
INSW term loan, due 2019, net of unamortized discount and deferred costs of $22,116 and $23,727	439,390	595,222
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $8 and $9	293	292
7.50% notes due 2024	390	684
Total debt	981,743	1,286,263
Less current portion	25,483	63,039
Long-term portion	$956,260	$1,223,224

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average interest rate for debt outstanding as of September 30, 2016 and December 31, 2015 was 5.78% and 5.81%, respectively.

Exit Financing Facilities

Capitalized terms used hereafter in this Note 10 have the meanings given in this Quarterly Report on Form 10-Q or in the Company’s 2015 Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

As of September 30, 2016, no amounts had been drawn under the OBS ABL Facility or the INSW Revolver Facility.

On July 18, 2016, the Company entered into a second amendment (the “Second INSW Credit Agreement Amendment”) to the INSW Facilities. The Second INSW Credit Agreement Amendment, among other things, amends the conditions under which the INSW Facilities permit OSG to spin off INSW. In particular, the Second INSW Credit Agreement Amendment permits the distribution of OSG’s equity interests in INSW to OSG’s shareholders in conjunction with the transfer of substantially all of INSW’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of INSW, subject to the satisfaction of other conditions set forth in the INSW Facilities and the Second INSW Credit Agreement Amendment.

On September 20, 2016, the Company entered into a third amendment (the “Third INSW Credit Agreement Amendment”) to the INSW Facilities. The Third INSW Credit Agreement Amendment, among other things, (i) permitted INSW to dividend up to an aggregate amount of $100,000 to OSG prior to October 14, 2016; (ii) reduced the maximum amount of Incremental Term Loans and Incremental Revolving Loans (as defined in the INSW Facilities) the Borrowers may obtain under the INSW Facilities to $200,000 and alters certain conditions for providing such loans; (iii) increased the amount of certain investments INSW and its subsidiaries may make under the INSW Facilities; and (iv) required INSW to prepay outstanding Initial Term Loans (as defined in the INSW Facilities) in an aggregate principal amount equal to $75,000 substantially simultaneously with the effective date of the Third INSW Credit Agreement Amendment. The dividend distribution of $100,000 to OSG and the $75,000 prepayment of the outstanding principal balance of the INSW Term Loan were completed as of September 30, 2016.

The OBS Term Loan and the INSW Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for optional and mandatory prepayments. Each of the OBS Term Loan and the INSW Facilities stipulates that if annual aggregate net cash proceeds of asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the respective facility. The OBS Term Loan and the INSW Term Loan are subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

Management determined that it had Excess Cash Flow under the OBS Term Loan for the nine months ended September 30, 2016 and has projected the amount of Excess Cash Flow for the three months ended December 31, 2016 based on the facts at September 30, 2016. The mandatory prepayment, less any optional principal payments made during the year ending December 31, 2016, will be due during the first quarter of 2017. The mandatory prepayment is estimated to be approximately $19,300, and is included in current installments of long-term debt on the condensed consolidated balance sheet as of September 30, 2016. Management estimates that no prepayment will be required for the INSW Term Loan for 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Exit Financing Facility contains certain restrictions relating to new borrowings, and the movement of funds between the borrowers and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS and INSW is restricted under their respective facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan and INSW Term Loan was $0 and $30,200, respectively, as of September 30, 2016, after OBS’ and INSW’s dividend distributions to the Parent Company of $51,295 and $102,000 during the nine months then ended. INSW’s additional $100,000 dividend distribution to OSG, pursuant to the Third INSW Credit Agreement Amendment described above, does not impact the Available Amount.

The INSW Facilities have a covenant to maintain the aggregate Fair Market Value (as defined in the loan agreement for the INSW Facilities) of the Collateral Vessels at greater than or equal to $500,000 at the end of each fiscal quarter. The Company had substantial headroom under this covenant at September 30, 2016. None of the other Exit Financing Facilities have financial covenants.

The OBS ABL Facility matures on February 5, 2019. However, to the extent that any of the 8.125% notes due 2018 are outstanding on December 29, 2017, the maturity date of the OBS ABL Facility will be December 29, 2017.

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended September 30, 2016 was $16,907 for the Exit Financing Facilities, comprised of $7,695 relating to the OBS Term Loan and OBS ABL Facility and $9,212 relating to the INSW Facilities. Interest expense for the three month period ended September 30, 2015 was $20,365 for the Exit Financing Facilities, comprised of $9,352 relating to the OBS Term Loan and OBS ABL Facility and $11,013 relating to the INSW Facilities. Interest expense for the nine-month period ended September 30, 2016 was $54,316 for the Exit Financing Facilities, comprised of $24,828 relating to the OBS Term Loan and OBS ABL Facility and $29,488 relating to the INSW Facilities. Interest expense for the nine-month period ended September 30, 2015 was $59,997 for the Exit Financing Facilities, comprised of $28,174 relating to the OBS Term Loan and OBS ABL Facility and $31,823 relating to the INSW Facilities.

Interest paid for the three months ended September 30, 2016 was $6,560 and $8,471 for the OBS Term Loan and the INSW Term Loan, respectively, and interest paid for the three months ended September 30, 2015 was $8,022 and $9,155 for the OBS Term Loan and the INSW Term Loan, respectively. Interest paid for the nine months ended September 30, 2016 was $21,685 and $26,097 for the OBS Term Loan and the INSW Term Loan, respectively, and interest paid for the nine months ended September 30, 2015 was $23,863 and $27,236 for the OBS Term Loan and the INSW Term Loan, respectively.

During the nine months ended September 30, 2016, the Company made repurchases in the open market and optional and mandatory principal prepayments under the OBS Term Loan and INSW Term Loan as follows:

Loan Facility	Optional / Mandatory Prepayments	Open Market Repurchases	Total
OBS Term Loan	$91,295	$27,000	$118,295
INSW Term Loan	83,832	68,922	152,754
Total	$175,127	$95,922	$271,049

The aggregate net loss of $1,410 realized on these transactions during the nine months ended September 30, 2016 is included in other income in the condensed consolidated statements of operations. The net loss reflects a $8,580 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating approximately $302) incurred by the Company in relation to the open market repurchases are included in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2016.

Unsecured Senior Notes

During the nine months ended September 30, 2016, the Company repurchased and retired an aggregate principal amount of $294 of its 7.5% notes due 2024 and $37,345 of its 8.125% notes due 2018. The aggregate loss of $2,463 realized on these transactions during the nine months ended September 30, 2016, is included in other income in the condensed consolidated statements of operations. The net loss reflects a $784 write-off of unamortized deferred finance costs associated with the repurchased debt.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2016 and 2015, interest expense, including administrative and other fees, of $2,802 and $8,636, respectively, was recorded relating to the Unsecured Senior Notes, respectively. For the nine months ended September 30, 2016 and 2015, interest expense, including administrative and other fees, of $8,385 and $26,460, respectively, was recorded relating to the Unsecured Senior Notes. For the three months ended September 30, 2016 and 2015, interest paid relating to the Unsecured Senior Notes was $4,695 and $17,755 and $9,564 and $35,720 during the nine months ended September 30, 2016 and 2015, respectively.

Note 11 — Taxes:

For the three months ended September 30, 2016 and 2015, the Company recorded income tax benefits of $49,775 and $120,737, respectively, which represents effective tax rates of 34% and (229)%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded income tax benefits of $1,288 and $114,548, respectively, which represent effective tax rates of 7% and (72)%, respectively. The change in the effective tax rates for the 2016 periods compared with the 2015 periods is primarily a result of the tax benefit of $150,073 resulting from the 2015 Pre-Filing Agreement with the Internal Revenue Service recorded during the three and nine months ended September 30, 2015. In addition, since September 30, 2015, the Company has recorded a deferred tax liability of the excess of its investment in INSW over the tax basis of such investment. For the three months ended September 30, 2016 and 2015, this resulted in a tax benefit of $15,319 and a provision of $30,997, respectively. For the nine months ended September 30, 2016 and 2015, this resulted in tax provisions of $16,558 and $30,997, respectively. The amounts for the three and nine months ended September 30, 2016 reflect the impact of the International Flag vessel impairments recorded in the third quarter of 2016.

As of September 30, 2016 and December 31, 2015, the Company recorded a noncurrent reserve for uncertain tax positions of $2,556 and $2,520, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $738 and $702, respectively.

As of September 30, 2016, the Company has recorded a deferred tax liability of approximately $65,414 related to the excess of OSG’s investment in INSW for financial reporting purposes over the tax basis of such investment, as management does not believe that it can make an assertion that OSG’s investment in INSW is essentially permanent in duration.

The Internal Revenue Service has commenced a tax examination for the years 2012 through 2014, as a result of the refund claim of $54,884, which was received in the fourth quarter of 2015, from the carryback of the 2014 net operating loss to 2012 and 2013.

Note 12 — Capital Stock and Stock Compensation:

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders of the Company’s outstanding Class A warrants are entitled to receive, upon exercise, 0.190 shares of Class A common stock per warrant exercised, in order to account for the impact of the reverse stock split.

The Incentive Plans described below contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company, the number and type of securities underlying outstanding awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding awards upon the reverse stock split. As the fair value of the awards immediately before and after the modification did not change, no additional compensation was recognized as a result of such modification.

Share and Warrant Repurchases

During the nine months ended September 30, 2016, the Company repurchased 106,350 shares of its Class A common stock in open-market purchases on the NYSE MKT at an average price of $12.23 per share, for a total cost of $1,301. In addition, during the nine months ended September 30, 2016, the Company repurchased 55,306,351 Class A warrants in private transactions with non-affiliates at an average per share equivalent cost of $11.31 for a total cost of $118,041.

In connection with the vesting of restricted stock units in January, March, April and September 2016, the Company repurchased 25,885 shares of Class A common stock at an average cost of $14.06 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the nine months ended September 30, 2016, the Company issued 8,164,351 shares of Class A common stock and 7,833 shares of Class B common stock as a result of the exercise of 43,395,528 Class A warrants and 46,997 Class B warrants, respectively. During the nine months ended September 30, 2015, the Company issued 158,320 shares of Class A common stock and 427,972 shares of Class B common stock as a result of the exercise of 866,086 Class A warrants and 2,339,934 Class B warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Common Stock

The Company awarded a total of 65,769 restricted Class A common stock shares during the nine months ended September 30, 2016 to its non-employee directors. The weighted average grant date fair value of the Company’s stock on the measurement date of such awards was $11.86 per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or June 8, 2017, subject to each director continuing to provide services to the Company through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation — Restricted Stock Units and Stock Options

During the nine months ended September 30, 2016, the Company granted 276,103 time-based restricted stock units (“RSUs”) to its senior officers. The average grant date fair value of these awards was $12.31 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2016, the Company awarded 119,853 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2019. The EPS Target and ROIC Target are performance conditions which, as of September 30, 2016, management believes, are not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $11.82 per RSU.

In addition, during the nine months ended September 30, 2016, the Company granted 38,547 performance-based RSUs (which represented the 2016 tranche of the awards made on October 12, 2015) to certain members of senior management. The grant date fair value of the performance awards was determined to be $11.82 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards will vest on December 31, 2016, subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2017. Achievement of the performance condition in this award is considered probable and accordingly, compensation cost has been recognized commencing on March 30, 2016, the grant date of the award. There have been no changes in the probability of the achievement of the performance conditions as of September 30, 2016.

During the nine months ended September 30, 2016, the Company awarded to certain senior officers an aggregate of 449,689 stock options. Each stock option represents an option to purchase one share of Class A common stock for an exercise price that ranged between $11.82 and $12.69 per share. The average grant date fair value of the options was $4.83 per option. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

On July 29, 2016, Mr. Henry Flinter retired from his position as President of the Company’s U.S. Flag operations. Pursuant to his employment agreement, as amended on March 30, 2016, all of his unvested stock option awards, time-based RSUs and performance-based RSUs vested in full (per the terms of his agreement, performance-based RSUs vested at target performance) on July 29, 2016. The incremental compensation expense recognized as a result of the accelerated vesting and the difference between the grant date fair value of the vested shares and the fair value of the Company’s Class A common stock on July 29, 2016 was approximately $23. The Human Resources and Compensation Committee of the Company’s Board elected to settle the vested equity awards (with the exception of certain performance-based RSUs that by their terms are not settled until the first quarter of 2018) in cash. Severance costs of approximately $2,238 were recognized during the quarter in relation to Mr. Flinter’s separation from the Company, of which $820 was as a result of the accelerated vesting of his share based compensation awards.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	September 30,	December 31,
As of	2016	2015
Unrealized losses on derivative instruments	$(55,763)	$(54,620)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(17,492)	(18,841)
	$(73,255)	$(73,461)

The changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2016 and 2015 follow:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of June 30, 2016	$(62,092)	$(17,842)	$(79,934)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	2,267	350	2,617
Amounts reclassified from accumulated other comprehensive loss	4,062	-	4,062
Total change in accumulated other comprehensive loss	6,329	350	6,679
Balance as of September 30, 2016	$(55,763)	$(17,492)	$(73,255)

Balance as of June 30, 2015	$(56,710)	$(22,111)	$(78,821)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(10,383)	470	(9,913)
Amounts reclassified from accumulated other comprehensive loss	4,522	-	4,522
Total change in accumulated other comprehensive loss	(5,861)	470	(5,391)
Balance as of September 30, 2015	$(62,571)	$(21,641)	$(84,212)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(13,484)	1,349	(12,135)
Amounts reclassified from accumulated other comprehensive loss	12,341	-	12,341
Total change in accumulated other comprehensive loss	(1,143)	1,349	206
Balance as of September 30, 2016	$(55,763)	$(17,492)	$(73,255)

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(14,776)	192	(14,584)
Amounts reclassified from accumulated other comprehensive loss	13,752	-	13,752
Total change in accumulated other comprehensive loss	(1,024)	192	(832)
Balance as of September 30, 2015	$(62,571)	$(21,641)	$(84,212)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified out of each component of accumulated other comprehensive loss follow:

	Three Months Ended
	September 30,		Statement of Operations
Accumulated Other Comprehensive Loss Component	2016	2015	Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(3,804)	$(4,522)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(258)	-	Interest expense
	$(4,062)	$(4,522)	Total before and net of tax

	Nine Months Ended
	September 30,		Statement of Operations
Accumulated Other Comprehensive Loss Component	2016	2015	Line Item

Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	$(11,949)	$(13,752)	Equity in income of affiliated companies

Interest rate caps entered into by the Company's subsidiaries	(392)	-	Interest expense
	$(12,341)	$(13,752)	Total before and net of tax

See Note 9, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures relating to derivative instruments.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax expense/(benefit) allocated to each component of other comprehensive loss follows:

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost
For the three months ended September 30, 2016:
Current period change excluding amounts reclassified from
accumulated other comprehensive loss	$(36)	$-
Amounts reclassified from accumulated other
comprehensive loss	-	-
Total change in accumulated other comprehensive loss	$(36)	$-

For the three months ended September 30, 2015:
Current period change excluding amounts reclassified from
accumulated other comprehensive loss	$117	$-
Amounts reclassified from accumulated other
comprehensive loss	-	-
Total change in accumulated other comprehensive loss	$117	$-

For the nine months ended September 30, 2016:
Current period change excluding amounts reclassified from
accumulated other comprehensive loss	$(18)	$-
Amounts reclassified from accumulated other
comprehensive loss	-	-
Total change in accumulated other comprehensive loss	$(18)	$-

For the nine months ended September 30, 2015:
Current period change excluding amounts reclassified from
accumulated other comprehensive loss	$542	$-
Amounts reclassified from accumulated other
comprehensive loss	-	-
Total change in accumulated other comprehensive loss	$542	$-

Note 14 — Leases:

1. Charters-in:

As of September 30, 2016, the Company had commitments to charter in 17 vessels. All of the charters-in are accounted for as operating leases, of which 13 are bareboat charters and four are time charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At September 30, 2016	Amount	Operating Days
2016	$24,822	1,196
2017	98,219	4,713
2018	93,200	3,929
2019	111,819	3,470
2020	9,168	366
Thereafter	41,007	1,637
Net minimum lease payments	$378,235	15,311

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Time Charters-in:

At September 30, 2016	Amount	Operating Days
2016	$7,727	712
2017	14,571	1,354
2018	730	152
Net minimum lease payments	$23,028	2,218

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

At September 30, 2016	Amount	Revenue Days
2016	$113,897	2,622
2017	268,422	5,298
2018	147,905	2,098
2019	78,508	938
2020	43,766	532
Thereafter	134,843	1,575
Net minimum lease payments	$787,341	13,063

Future minimum revenues do not include (1) the Company’s share of time charters entered into by the pools in which it participates, (2) the Company’s share of time charters entered into by the joint ventures, which the Company accounts for under the equity method and (3) COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $6,194 (2016), $23,015 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

3. Office Space:

During the nine months ended September 30, 2016, the Company entered into a 60-month lease agreement for office space for its New York headquarters. Future annual minimum lease payments will be approximately $998.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Contingencies:

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

Legal Proceedings Arising in the Ordinary Course of Business

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries (including without limitation exposure to asbestos and other toxic materials), wrongful death, collision or other casualty and to claims arising under charter parties. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). Each of the claims involves an amount which, in the opinion of management, are not expected to be material to the Company’s financial position, results of operations and cash flows.

Note 16 – Subsequent Events:

On November 8, 2016, OSG announced that the record date for the previously announced spin-off of its International flag business – INSW – will be November 18, 2016. The spin-off is expected to be effective as of 5:00 p.m. on November 30, 2016, the distribution date for the spin-off, with 100 percent of the shares of INSW distributed to OSG shareholders and warrantholders. The spin-off and the distribution of INSW common stock is subject to the SEC having declared effective INSW’s registration statement on Form 10. In addition, the spin-off is subject to conditions set forth in a Separation and Distribution Agreement between OSG and INSW, the form of which is filed as an exhibit to INSW’s registration statement on Form 10.

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

General:

We are a provider of ocean transportation services for crude oil and refined petroleum products, and the only major tanker company to operate in both the U.S. Flag and International Flag fleet markets. We operate our vessels in two strategic business units: we serve the U.S. Flag market through our subsidiary OBS and the International Flag market through our subsidiary INSW. Our U.S. Flag business operates as a single reportable segment. Our International Flag business includes two reportable segments: International Crude Tankers and International Product Carriers.

As of September 30, 2016, we owned or operated a fleet of 79 vessels aggregating 7.4 million deadweight tons (“dwt”) and 864,800 cubic meters (“cbm”), including 17 vessels that have been chartered-in under operating leases. Our 24-vessel U.S. Flag fleet includes tankers and articulated tug barges (“ATBs”), of which 22 operate under the Jones Act and two operate internationally in the U.S. Maritime Security Program. Our 55-vessel International Flag fleet includes ULCC, VLCC, Aframax and Panamax crude tankers and LR1, LR2 and MR product carriers. Through joint venture partnerships, we have ownership interests in two floating storage and offloading (“FSO”) service vessels and four LNG Carriers (together the “JV Vessels”), which are included in the International Flag fleet. Revenues from our U.S. Flag fleet and JV Vessels are derived predominantly from time charter agreements which, within a contract period, provide a more predictable level of revenues. Revenues from our International Flag fleet (other than the JV Vessels) are derived predominantly from spot market voyage charters and those vessels are predominantly employed in the spot market via market-leading commercial pools. TCE revenues from our International Flag fleet constituted 41% and 47% of our total TCE revenues during the three and nine months ended September 30, 2016, respectively, and 54% and 52% of our total TCE revenues during the three and nine months ended September 30, 2015, respectively. TCE revenues from our U.S. Flag segment constituted 59% and 53% of our total TCE revenues during the three and nine months ended September 30, 2016, respectively, and 46% and 48% of our total TCE revenues during the three and nine months ended September 30, 2015, respectively.

The following is a discussion and analysis of our financial condition as of September 30, 2016 and results of operations for the three and nine month periods ended September 30, 2016 and 2015. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

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

The International Energy Agency (“IEA”) estimates global oil consumption for the third quarter of 2016 at 96.7 million barrels per day (“b/d”) an increase of 0.9 million b/d, or 0.9%, over the same quarter in 2015. The estimate for global oil consumption for all of 2016 is 96.1 million b/d, an increase of 1.3% over 2015. It is estimated that OECD demand in 2016 will increase by 0.4% to 46.4 million b/d, while non-OECD demand will increase by 2.3% to 49.7 million b/d.

Global oil production in the third quarter of 2016 totaled 96.7 million b/d, an increase of 0.1 million b/d over the third quarter of 2015. OPEC crude oil production continued record production averaging 33.3 million b/d in the third quarter of 2016, an increase of 0.4 million b/d from the second quarter of 2016, and 1.0 million b/d from the third quarter of 2015. Non-OPEC production decreased by 1.0 million b/d to 56.6 million b/d in the third quarter of 2016 compared with the third quarter of 2015. Driven by lower oil prices, oil production in the U.S. decreased by 0.4 million b/d from 12.6 million b/d in the second quarter of 2016 to 12.2 million b/d in the third quarter of 2016.

U.S. refinery throughput decreased by 0.4 million b/d to 19.3 million b/d in the third quarter of 2016 compared with the comparable quarter in 2015. Crude oil imports increased by about 0.7 million b/d in the third quarter of 2016 compared with the comparable quarter in 2015 as declines in local production required sourcing additional foreign crudes. Imports from OPEC countries increased by 0.7 million b/d in the third quarter of 2016, a 28% increase from the comparable quarter in 2015.

Chinese imports of crude oil continued increasing, with the first nine months of 2016 showing a 14% increase over the comparable period in 2015 as a result of increased strategic or commercial reserve buildup and increased imports by privately owned refineries.

During the third quarter of 2016, the International Flag tanker fleet of vessels over 10,000 deadweight tons (“dwt”) increased by 8.4 million dwt as the crude fleet increased by 6.4 million dwt, while the product carrier fleet expanded by 1.9 million dwt. Year over year, the size of the tanker fleet increased by 27.0 million dwt with the largest increases in the VLCC, MR and Aframax sectors.

During the third quarter of 2016, the total tanker orderbook decreased by 6.1 million dwt, including a decrease of 3.9 million dwt in the crude tanker orderbook and a decrease of 2.2 million dwt in the product carrier orderbook.

From the end of the third quarter of 2015 through the end of the third quarter of 2016, the total tanker orderbook declined by 10.1 million dwt due to new vessel deliveries combined with a large reduction in new orders placed during 2016.

VLCC freight rates continued to be weak during the third quarter of 2016, reaching a floor of around $14,000 per day in September before beginning to firm going into the fourth quarter. This was attributable to a normal seasonal adjustment in freight rates seen in third quarters exacerbated by new vessel deliveries during the quarter. Other crude segments had similar earning patterns, and product carriers also declined during the quarter to around $8,000 per day during September.

Estimated TCE rates for prompt Jones Act Product Carriers and large ATBs decreased during the three and nine months ended September 30, 2016 from the comparable 2015 periods for each class of vessel. The decreases in 2016 compared with the 2015 periods can be attributed to market uncertainty created by the decline in oil prices, the degree to which sustained low prices might cause U.S. crude oil production to decline further, and the increase in vessel supply.

The average monthly rate of production from the Eagle Ford formation decreased 470,000 b/d, or 31.5%, in September 2016 compared with September 2015. Eagle Ford crude is transported through pipeline infrastructure to Corpus Christi, Texas, where it is loaded on Jones Act vessels for transportation to refineries in Texas, Louisiana, Mississippi and the Philadelphia area. Adding to the impact of declining U.S. production was the lifting of the crude oil export ban on December 18, 2015. The reductions in production has led to the redeployment of a number of Jones Act vessels out of the crude trades into clean product trades, placing significant downward pressure on TCE rates.

As of September 30, 2016, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 86 vessels, compared with 76 vessels as of September 30, 2015. During the third quarter of 2016, three tankers were delivered and one tanker was scrapped. In addition to the 86 vessels mentioned above, one late-1970s-built Alaskan crude tanker was sold by Exxon to competitors and redeployed into the lower-48 coastwise trade during 2015.

The industry’s firm Jones Act orderbook as of September 30, 2016, with deliveries scheduled through the fourth quarter of 2017 consisted of 13 vessels (seven Product Carriers and six large ATBs). Options for an additional three ATBs remain open. The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 156,000 b/d in the third quarter of 2016 compared with 118,000 b/d in the third quarter of 2015. The increase resulted from imported crude oil becoming more attractive compared with transporting shale oil to Delaware Bay refineries, following the decline in oil prices.

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

Results from Vessel Operations:

During the third quarter of 2016, results from vessel operations decreased by $204,278 to a loss of $130,065 from income of $74,213 in the third quarter of 2015. This decrease reflects the impact of vessel impairment charges (see Note 6, “Vessels,” to the accompanying condensed consolidated financial statements) recorded in the current quarter, lower TCE revenues and a quarter-over-quarter increase in depreciation and amortization.

TCE revenues decreased in the quarter by $46,773, or 20%, to $186,815 from $233,588 in the third quarter of 2015. The decrease was primarily due to a decline in average daily rates in the VLCC, MR, Aframax, Jones Act ATB, and LR2 sectors, which accounted for $58,347 of the overall decrease. Partially offsetting such decreases were increased revenue days in the VLCC, Aframax, Jones Act Product Carrier and Jones Act ATB fleets, which resulted principally from decreases in drydock and repair days in the current period, and accounted for an increase in TCE revenues of $11,672.

The increase in depreciation and amortization in the third quarter and the first nine months of 2016 resulted primarily from a reduction in the useful lives of six rebuilt Jones Act ATBs effective on October 1, 2015.

During the first nine months of 2016, income from vessel operations decreased by $220,184 to a loss of $382 from income of $219,802 in the first nine months of 2015. This decrease resulted from the same factors which drove the quarter-over-quarter variance described above.

The decrease in TCE revenues in the first nine months of 2016 of $51,001, or 7%, to $639,432 from $690,433 in the corresponding period of the prior year was due to (i) a decline in rates in the MR, Aframax, VLCC, Jones Act ATB, LR2, and Jones Act Product Carrier sectors, which accounted for $76,623 of the overall decrease and (ii) a decrease in MR revenue days, which reflects the sale of a 1998-built MR in July 2015 and the redelivery of an MR to its owners at the expiry of its time charter in March 2015, and accounted for $6,283 of the overall decrease. These negative factors were partially offset by increased revenue days in the VLCC, Jones Act ATB, Jones Act Product Carrier and Aframax fleets due to fewer drydock and repair days, which accounted for a $21,027 increase in revenue, along with a $4,704 increase in revenue resulting from the Company’s ULCC being taken out of lay-up in the first quarter of 2015.

See Note 5, “Business and Segment Reporting,” to the accompanying condensed consolidated financial statements for additional information on the Company’s segments, including equity in income of affiliated companies and reconciliations of (i) time charter equivalent revenues to shipping revenues and (ii) income/(loss) from vessel operations for the segments to income/(loss) before income taxes, as reported in the condensed consolidated statements of operations.

International Crude Tankers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
TCE revenues	$50,156	$76,222	$204,059	$220,012
Vessel expenses	(20,918)	(22,393)	(62,545)	(63,598)
Charter hire expenses	(2,545)	(2,067)	(5,977)	(5,187)
Depreciation and amortization	(13,265)	(12,817)	(39,225)	(37,982)
Income from vessel operations (a)	$13,428	$38,945	$96,312	$113,245
Average daily TCE rate	$23,177	$37,622	$31,653	$36,044
Average number of owned vessels (b)	24.0	24.0	24.0	24.0
Average number of vessels chartered-in under operating leases	0.3	0.1	0.2	0.1
Number of revenue days: (c)	2,164	2,026	6,447	6,104
Number of ship-operating days: (d)
Owned vessels	2,208	2,208	6,576	6,552
Vessels spot chartered-in under operating leases	30	14	41	14

(a)	Income from vessel operations by segment is before general and administrative expenses, technical management transition costs, severance costs and gain/(loss) on disposal of vessels, including impairments.
(b)	The average is calculated to reflect the addition and disposal of vessels during the period.
(c)	Revenue days represent ship-operating days less days that vessels were not available for employment due to repairs, drydock or lay-up.
(d)	Ship-operating days represent calendar days.

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information in these tables is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$44,850	$-	$39,000
Revenue days	-	92	-	92
VLCCs:
Average rate	$25,797	$40,034	$57,642	$-
Revenue days	569	145	648	-
Aframaxes:
Average rate	$15,370	$-	$35,521	$-
Revenue days	643	-	564	-
Panamaxes:
Average rate	$13,837	$21,140	$22,652	$15,522
Revenue days	415	271	347	362

Nine Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
ULCCs:
Average rate	$-	$43,198	$-	$39,000
Revenue days	-	274	-	183
VLCCs:
Average rate	$45,695	$40,593	$52,477	$-
Revenue days	1,619	533	1,972	-
Aframaxes:
Average rate	$23,321	$-	$33,699	$-
Revenue days	1,905	-	1,814	-
Panamaxes:
Average rate	$20,997	$21,083	$26,200	$14,915
Revenue days	1,269	806	1,049	1,069

During the third quarter of 2016, TCE revenues for the International Crude Tankers segment decreased by $26,066, or 34%, to $50,156 from $76,222 in the third quarter of 2015. Such decrease resulted primarily from the impact of significantly lower average blended rates in the VLCC and Aframax sectors aggregating approximately $32,387, partially offset by a 145-day increase in revenue days in the VLCC and Aframax sectors, which had the effect of increasing revenue by approximately $6,343. The increase in VLCC and Aframax revenue days reflects 146 fewer drydock and repair days in the current quarter.

Vessel expenses decreased by $1,475 to $20,918 in the third quarter of 2016 from $22,393 in the third quarter of 2015. The change in vessel expense reflects a reserve of $1,450 recorded in the third quarter of 2015 for an assessment by the Merchant Navy Ratings Pension Fund (“MNRPF”). The MNRPF is a multi-employer defined benefit pension plan covering British crew members that served onboard OSG’s vessels (as well as vessels of other owners) more than 20 years ago. During 2014 the trustees of the MNRPF sought court approval for a new deficit reduction regime for participating employers. Participating employers include current employers, historic employers that have made voluntary contributions, and historic employers such as OSG that have made no deficit contributions. The trustees received court approval of the new deficit reduction regime in February 2015. Although the Company has not been an active member of the plan for a number of years, because the plan is underfunded, additional assessments are possible in future years. Charter hire expenses increased by $478 to $2,545 in the third quarter of 2016 from $2,067 in the third quarter of 2015, resulting from an increase in chartered-in Aframaxes by the International Flag Lightering business for utilization in the performance of full service lighterings during the current quarter. The only vessels in the segment chartered-in by the Company during either period were Aframaxes and workboats employed in the International Flag Lightering business.

During the first nine months of 2016, TCE revenues for the International Crude Tankers segment decreased by $15,953, or 7%, to $204,059 from $220,012 in the first nine months of 2015 primarily as a result of weaker average daily rates in the VLCC and Aframax sectors, which accounted for a decrease in revenue of approximately $35,705. Such decrease was mitigated to an extent by an increase of 272 revenue days for the VLCC and Aframax fleets, which resulted from fewer drydock and repair days in the current year and increased revenue by approximately $12,168. Also serving to partially offset the decline in rates was the Company’s ULCC exiting lay-up and commencing an 11-month time charter for storage in April 2015, which has subsequently been extended for another 12 months. The re-entry into service of the ULCC accounted for an increase in revenue of $4,704 in the current year.

Vessel expenses decreased by $1,053 to $62,545 in the first nine months of 2016 from $63,598 in the first nine months of 2015. The change in vessel expenses is primarily due to the MNRPF assessment described above. Charter hire expenses increased by $790 to $5,977 in the first nine months of 2016 from $5,187 in the first nine months of 2015, resulting from the International Flag Lightering activities discussed above.

International Product Carriers	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
TCE revenues	$27,010	$49,980	$98,771	$135,863
Vessel expenses	(14,633)	(13,443)	(43,222)	(41,729)
Charter hire expenses	(7,067)	(6,779)	(20,445)	(21,249)
Depreciation and amortization	(6,885)	(7,306)	(20,523)	(21,206)
(Loss)/income from vessel operations	$(1,575)	$22,452	$14,581	$51,679
Average daily TCE rate	$12,194	$22,105	$14,829	$19,426
Average number of owned vessels	18.0	18.3	18.0	18.8
Average number of vessels chartered-in under operating leases	6.7	7.0	6.9	7.3
Number of revenue days	2,215	2,261	6,661	6,994
Number of ship-operating days:
Owned vessels	1,656	1,687	4,932	5,126
Vessels bareboat chartered-in under operating leases	276	276	822	819
Vessels time chartered-in under operating leases	342	368	1,067	1,166

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2016 and 2015, between spot and fixed earnings and the related revenue days. The information is based, in part, on information provided by the pools or commercial joint ventures in which the segment’s vessels participate.

Three Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$17,992	$-	$48,062	$-
Revenue days	92	-	92	-
LR1:
Average rate	$15,312	$21,613	$23,959	$21,030
Revenue days	92	270	92	243
MR:
Average rate	$10,690	$11,543	$22,258	$5,294
Revenue days	1,577	184	1,742	92

Nine Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
LR2:
Average rate	$22,659	$-	$33,592	$-
Revenue days	273	-	273	-
LR1:
Average rate	$22,507	$21,120	$27,614	$17,438
Revenue days	269	793	273	786
MR:
Average rate	$13,880	$11,227	$19,837	$7,454
Revenue days	4,804	521	5,312	350

During the third quarter of 2016, TCE revenues for the International Product Carriers segment decreased by $22,970, or 46%, to $27,010 from $49,980 in the third quarter of 2015. This decrease reflected declining average daily blended rates earned by the MR fleet, which accounted for $18,547 of the overall decrease, and a 73-day decrease in MR revenue days, which accounted for $1,523 of the overall decrease. The reduction in MR revenue days was driven by the sale of the 1998-built MR discussed above along with an increase in drydock and repair days in the current quarter. Also contributing to the decreased TCE revenues were lower average daily spot rates earned by the Company’s LR2, which resulted in a $2,827 decrease in revenue.

International Product Carriers segment vessel expenses increased by $1,190 to $14,633 in the third quarter of 2016 from $13,443 in the third quarter of 2015. Such increase reflects an increase in average daily vessel expenses of $766 per day, partially offset by the impact of the sale of the MR referred to above. The increase in daily vessel expenses primarily reflects higher repair costs.

During the first nine months of 2016, TCE revenues for the International Product Carriers segment decreased by $37,092, or 27%, to $98,771 from $135,863 in the first nine months of 2015. This decrease resulted primarily from a period-over-period decrease in average daily blended rates earned by the MR fleet, which accounted for $29,373 of the total decrease, and a 336-day decrease in MR fleet revenue days, which accounted for $6,283 of the total decrease. The reduction in revenue days was driven by the MR sale referenced above along with the redelivery of an MR upon its charter expiry in March 2015 discussed above.

U.S. Flag	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
TCE revenues	$109,649	$107,381	$336,602	$334,499
Vessel expenses	(36,839)	(35,409)	(107,354)	(103,422)
Charter hire expenses	(23,083)	(23,147)	(68,809)	(68,582)
Depreciation and amortization	(22,832)	(18,339)	(68,401)	(53,545)
Income from vessel operations	$26,895	$30,486	$92,038	$108,950
Average daily TCE rate	$50,271	$52,407	$51,871	$53,830
Average number of owned vessels	14.0	14.0	14.0	14.0
Average number of vessels chartered-in under operating leases	10.0	10.0	10.0	10.0
Number of revenue days	2,181	2,050	6,489	6,214
Number of ship-operating days:
Owned vessels	1,288	1,288	3,836	3,822
Vessels bareboat chartered-in under operating leases	920	920	2,740	2,730

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2016 and 2015, between spot and fixed earnings and the related revenue days.

Three Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$28,416	$65,175	$-	$63,754
Revenue days	92	995	-	1,054
Non-Jones Act Handysize Product Carriers:
Average rate	$37,214	$-	$26,220	$15,761
Revenue days	181	-	60	124
ATBs:
Average rate	$-	$33,876	$-	$39,844
Revenue days	-	729	-	649
Lightering:
Average rate	$58,387	$-	$65,020	$-
Revenue days	184	-	163	-

Nine Months Ended September 30,	2016		2015
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$27,952	$64,825	$-	$64,403
Revenue days	116	3,131	-	3,177
Non-Jones Act Handysize Product Carriers:
Average rate	$33,798	$18,452	$27,484	$15,756
Revenue days	397	148	389	126
ATBs:
Average rate	$-	$36,240	$-	$38,732
Revenue days	-	2,149	-	2,036
Lightering:
Average rate	$65,965	$-	$77,798	$-
Revenue days	548	-	486	-

During the third quarter of 2016, TCE revenues for the U.S. segment increased by $2,268, or 2%, to $109,649 from $107,381 in the third quarter of 2015. This increase reflects a 113-day increase in Jones Act ATB and Jones Act Product Carrier revenue days which accounted for a $5,329 increase in revenue, resulting from fewer drydock and repair days in the current quarter. Increased average daily rates for the Company’s Non-Jones Act Product Carriers accounted for $3,275 of the total increase in revenue. Offsetting the above increases was the $6,420 impact of lower average daily rates earned by the Company’s Jones Act ATBs and Jones Act Product Carriers in the current quarter. The spot rates in the above tables for the Jones Act Product Carriers reflect idle days awaiting cargoes for one of the vessels that redelivered from a long-term charter in mid-June 2016.

U.S. Flag depreciation expense increased by $4,493 to $22,832 from $18,339 in the third quarter of 2015 as a result of the shortening of the useful lives of six of the Company’s Jones Act ATBs effective October 1, 2015, and a $944 increase in amortization of drydock costs.

During the first nine months of 2016, TCE revenues for the U.S. segment increased by $2,103, or 1%, to $336,602 from $334,499 in the first nine months of 2015. A 212-day increase in Jones Act ATB, Jones Act Product Carrier, and Non-Jones Act Product Carrier revenue days accounted for a $9,596 increase in revenue, and increased average daily rates earned by the Non-Jones Act Product Carriers accounted for $2,732 of the increase. The increase in revenue days was principally due to a reduction in drydock and repair days in the current year. Offsetting these increases to a large degree were the impacts of declining average daily rates earned by the Jones Act ATBs and Jones Act Product Tankers, which aggregated $8,583, and a $1,641 decrease in Delaware Bay lightering revenue. The decrease in revenue earned by the Delaware Bay lightering vessels reflects certain coastwise voyage opportunities that were available in the first nine months of 2015, but not in the current year’s period, partially offset by an increase in Delaware Bay lightering volumes to 160,000 b/d in the current period from 93,000 b/d in the comparable 2015 period, and a 62 days decrease in drydock and repair days.

U.S. Flag depreciation expense increased by $14,856 to $68,401 from $53,545 in the first nine months of 2015 as a result of the same factors discussed above.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that military useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Subject to congressional appropriations, the Company is scheduled to receive $3,900 for each vessel for 2016, $5,000 from 2017 through 2020, and $5,200 beginning in 2021. The Company does not receive the subsidy with respect to any days for which one or both of the vessels operate under a time charter to a U.S. government agency, which was the case for one vessel during the third quarter of 2016.

As discussed in Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements, management currently believes that the Company will scrap seven of its rebuilt ATBs prior to their current estimated disposal date. Accordingly, the remaining useful lives for such ATBs will be adjusted on a prospective basis beginning on October 1, 2016. This reduction in useful lives in conjunction with the ATB vessel impairments discussed in Note 6, “Vessels,” is expected to result in a net decrease in depreciation expense of approximately $3,500 per quarter.

General and Administrative Expenses:

During the third quarter of 2016, general and administrative expenses decreased by $2,300 to $19,076 from $21,376 in the third quarter of 2015. This decrease reflects lower legal, consulting and accounting fees aggregating $1,256, lower compensation costs in the current quarter of $1,841, primarily attributable to reductions in estimated incentive compensation, and the write-off in the third quarter of 2015 of $3,082 of previously deferred costs incurred in connection with a proposed registration statement for an offering of the Company’s Class A common stock which was eventually withdrawn. These decreases were partially offset by $4,122 in costs incurred by the Company during the current quarter in connection with the planned spin-off of the Company’s international business.

For the nine months ended September 30, 2016, general and administrative expenses decreased by $4,337 to $53,792 from $58,129 for the same period in 2015 principally due to a decrease of $7,579 in legal, consulting and accounting fees, the 2015 write-off of $3,082 referred to above and a $707 decrease in compensation and benefit costs. These decreases were partially offset by $6,610 incurred in 2016 in connection with the planned spin-off referred to above and the inclusion in the 2015 period of approximately $617 in insurance premium credits.

Equity in Income of Affiliated Companies:

During the third quarter of 2016, equity in income of affiliated companies increased by $1,510 to $12,488 from $10,978 in the third quarter of 2015. This increase results from lower 2016 operating expenses and lower interest expense resulting from a decrease in outstanding debt principal amounts, for both the FSO and LNG joint ventures.

During the first nine months of 2016, equity in income of affiliated companies increased by $858 to $36,078 from $35,220 in the nine months ended September 30, 2015. This increase was principally attributable to a $1,388 increase in earnings from the FSO joint venture resulting from lower interest expense associated with changes in the mark-to-market valuation of the interest rate swap covering the FSO Africa’s original debt and lower outstanding debt principal amounts. This increase was offset in part by a $538 decrease in equity in income from the LNG joint venture. This decrease was driven by a $2,200 reimbursement received from the joint venture’s charterer during the nine months ended September 30, 2015 for increased costs incurred by the joint venture related to maintaining an inventory of ship spare parts, offset in part, by lower operating expenses.

Interest Expense:

Interest expense was $20,126 and $63,337 for the three and nine months ended September 30, 2016, respectively, compared with $29,191 and $86,691 for the three and nine month periods ending September 30, 2015. The decrease in interest expense associated with the Company’s Exit Financing Facilities and Unsecured Senior Notes over the prior year’s comparable quarter and year to date periods reflects the impact of the Company’s repurchases and prepayments of $271,049 in aggregate principal amount of its Exit Financing Facilities in 2016 and the repurchase of $363,690 in aggregate principal amount of its outstanding Unsecured Senior Notes between the third quarter of 2015 and September 2016. Interest expense is expected to decrease further for the remainder of 2016 as a result of principal prepayments and open market repurchases made during the nine months ended September 30, 2016 under the Unsecured Senior Notes and under the Exit Financing Facilities. Refer to Note 10, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

Income Taxes:

For the three months ended September 30, 2016 and 2015, the Company recorded income tax benefits of $49,755 and $120,737, respectively, which represents effective tax rates of 34% and (229)%, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded income tax benefits of $1,288 and $114,548, respectively, which represents effective tax rates of 7% and (72)%, respectively. The change in the effective tax rate is primarily a result of the tax benefit resulting from the Pre-Filing Agreement with the Internal Revenue Service recorded during the three and nine months ended September 30, 2015 of $150,073. During the quarter ended September 30, 2015, management concluded that it could no longer maintain the assertion that the Company’s investment in INSW was essentially permanent in duration, Accordingly, the Company recognized a deferred tax liability and tax provision of $30,997 for the three and nine months ended September 30, 2015 on the then accumulated and current year undistributed earnings of its foreign operations. This provision compares with a tax benefit of $15,319 recognized for the three months ended September 30, 2016 and a provision of $16,558 recorded for the nine months ended September 30, 2016 with respect to the change in the excess of OSG’s investment in INSW for financial reporting purposes over the tax basis of such investment. In addition, the Company reduced its estimate of pre-tax income for financial reporting purposes, before including the impact of vessel impairments, for the year ending December 31, 2016, during the quarter ended September 30, 2016. The cumulative impact of this change is recognized in the tax benefit recorded for the three months ended September 30, 2016.

The foreign income is primarily attributable to operations of companies domiciled in the Marshall Islands, which are not subject to income tax in the Marshall Islands. For the full year ended December 31, 2016, the Company expects its effective tax rate, excluding the impact of any unusual or infrequently occurring items, to approximate 35%.

EBITDA and Adjusted EBITDA:

EBITDA represents net (loss)/income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

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

The following table reconciles net (loss)/income, as reflected in the condensed consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net (loss)/income	$(98,739)	$173,354	$(18,139)	$274,693
Income tax benefit	(49,775)	(120,737)	(1,288)	(114,548)
Interest expense	20,126	29,191	63,337	86,691
Depreciation and amortization	43,208	38,743	128,883	113,731
EBITDA	(85,180)	120,551	172,793	360,567
Technical management transition costs	-	-	-	40
Severance costs	2,238	-	2,238	5
Loss/(gain) on disposal of vessels, including impairments	147,422	(3,185)	147,377	(4,258)
Loss on repurchase of debt	5,334	2,051	3,873	2,039
Other costs associated with repurchase of debt	85	-	302	-
Write-off of registration statement costs	-	3,082	-	3,493
Reorganization items, net	5,732	1,420	(11,318)	6,344
Adjusted EBITDA	$75,631	$123,919	$315,265	$368,230

Liquidity and Sources of Capital:

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2016 was approximately $290,000 compared with $470,000 at December 31, 2015. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by approximately $203,604 during the nine months ended September 30, 2016. As further described below, this decrease reflects the use of cash for repurchases and principal prepayments on outstanding debt and repurchases of outstanding Class A common stock and Class A warrants during the nine-month period ended September 30, 2016. These outflows were offset in part by approximately $18,223 of proceeds from the Proskauer litigation settlement, which amount is net of (i) all related out-of-pocket expenses incurred by the Company during the three months ended March 31, 2016 and (ii) related amounts paid to the class action plaintiffs.

As of September 30, 2016, we had total liquidity on a consolidated basis of $443,804, comprised of $318,804 of cash (including $5,572 of restricted cash) and $125,000 of undrawn revolver capacity. Approximately 35% of cash on hand at September 30, 2016, including restricted cash, is held by the Company’s foreign subsidiaries. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of September 30, 2016, we had total debt outstanding (net of original issue discount and deferred financing costs) of $981,743 and a total debt to total capitalization of 41.0%, which compares with 44.9% at December 31, 2015. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018 other than estimated mandatory prepayments as a result of estimated Excess Cash Flow that management believes will be required for the OBS Term Loan.

Management has designated cash reserves of $5,572 as of September 30, 2016 (compared with $10,583 at December 31, 2015) to be utilized within the next twelve months for the settlement of certain unsecured claims, including disputed unsecured claims related to the Company’s emergence from bankruptcy. Such restricted cash reserves will be subject to adjustment based upon the settlement of claims.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters and international spot rate exposure. Our contracted revenues, coupled with the spot rate exposure of our International Flag fleet, provide us with an opportunity to further strengthen our balance sheet. Net cash provided by operating activities in the nine months ended September 30, 2016 was $240,637. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past we have also obtained funds from the issuance of long-term debt securities. We or our subsidiaries may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities and to repurchase our common stock and warrants from time to time. The OBS Term Loan and INSW Facilities require that a portion of Excess Cash Flow (as defined in the respective term loan agreements) be used to prepay the outstanding principal balance of each such loan. The mandatory prepayment, less any optional principal payments made during the year ending December 31, 2016, will be due during the first quarter of 2017. To the extent permitted under the terms of the Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

Historically, we have also used funds to pay dividends and to repurchase our common stock from time to time. Pursuant to the October 2015 Board resolution authorizing the Company to repurchase up to $200,000 worth of the Company’s Class A and Class B common stock and warrants, we repurchased 106,350 shares of Class A common stock at an aggregate cost of $1,301. In addition, during the nine months ended September 30, 2016, we repurchased 55,306,351 Class A warrants at an aggregate cost of $118,041.

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

During the nine months ended September 30, 2016, we repurchased and retired $294 of our outstanding 2024 Notes and $37,345 of our 2018 Notes. Also, during the nine months ended September 30, 2016, OBS and INSW opportunistically repurchased and retired $27,000 and $68,922 of the outstanding principal under the OBS Term Loan and INSW Term Loan, respectively, at discounted prices of $23,584 and $65,167, respectively. During the nine months ended September 30, 2016, OBS also made optional and mandatory principal prepayments of $40,000 and $51,295, respectively, and INSW made mandatory principal payments of $83,832.

The Parent Company’s ability to receive cash dividends, loans or advances from OBS and INSW is restricted under their respective loan facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan and INSW Term Loan was $0 and $30,200, respectively, as of September 30, 2016, after OBS’ and INSW’s dividend distributions to the Parent Company of $51,295 and $102,000 during the nine months then ended. INSW’s additional $100,000 dividend distribution to OSG, pursuant to the Third INSW Credit Agreement Amendment described above, does not impact the Available Amount.

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

The Company has filed a registration statement on Form 10 and subsequent amendments thereto, with the SEC in connection with the planned spin-off of its International Flag subsidiary – INSW. The proposed spin-off transaction, which will separate OSG and INSW into two distinct businesses with separate management was approved by the Company’s Board of Directors on October 17, 2016. On November 8, 2016, OSG announced that the record date for the spin-off of INSW will be November 18, 2016. The spin-off is expected to be effective as of 5:00 p.m. on November 30, 2016, the distribution date for the spin-off, with 100 percent of the shares of INSW distributed to OSG shareholders and warrantholders. This transaction will provide holders of OSG common stock with separate and distinct ownership interests in both OSG and INSW, each with management teams focused on the unique needs and opportunities of their respective businesses. We believe this transaction would better enable both companies to capitalize on opportunities for growth. OSG would continue to focus on its U.S. Flag fleet and Jones Act operations. INSW would emerge as an independent, publicly-owned company and prioritize investment spending that it believes appropriate, without having to compete for capital or senior management resources with other OSG businesses. The spin-off and the distribution of INSW common stock is subject to the SEC having declared effective INSW’s registration statement on Form 10. In addition, the spin-off is subject to conditions set forth in a Separation and Distribution Agreement between OSG and INSW, the form of which is filed as an exhibit to INSW’s registration statement on Form 10.

On July 18, 2016, the Company entered into the Second INSW Credit Agreement Amendment to the INSW Facilities. The Second INSW Credit Agreement Amendment, among other things, amends the conditions under which the INSW Facilities permit OSG to spin off INSW. In particular, the Second INSW Credit Agreement Amendment permits the distribution of OSG’s equity interests in INSW to OSG’s shareholders in conjunction with the transfer of substantially all of INSW’s assets (subject to certain exceptions) to a new wholly-owned subsidiary of INSW, subject to the satisfaction of other conditions set forth in the INSW Facilities and the Second INSW Credit Agreement Amendment.

On September 20, 2016, the Company entered into a third amendment (the “Third INSW Credit Agreement Amendment”) to the INSW Facilities. The Third INSW Credit Agreement Amendment, among other things, (i) permitted INSW to dividend up to an aggregate amount of $100,000 to OSG prior to October 14, 2016; (ii) reduced the maximum amount of Incremental Term Loans and Incremental Revolving Loans (as defined in the INSW Facilities) the Borrowers may obtain under the INSW Facilities to $200,000 and altered certain conditions for providing such loans; (iii) increased the amount of certain investments INSW and its subsidiaries may make under the INSW Facilities; and (iv) required INSW to prepay outstanding Initial Term Loans (as defined in the INSW Facilities) in an aggregate principal amount equal to $75,000 substantially simultaneously with the effective date of the Third INSW Credit Agreement Amendment. The dividend distribution of $100,000 to OSG and the $75,000 prepayment of the outstanding principal balance of the INSW Term Loan were completed as of September 30, 2016.

Off-Balance Sheet Arrangements

OSG guarantees debt and other obligations of certain of its equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the joint venture operations. As of September 30, 2016, the affiliated companies in which OSG held an equity interest had total bank debt outstanding of $724,156 of which $648,813 was nonrecourse to the Company.

As of September 30, 2016, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to equity method investees secured bank debt was $39,398 and the carrying amount of the liability related to this guarantee was $0.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations, excluding operating lease obligations for office space, as of September 30, 2016 follows:

						Beyond
	2016	2017	2018	2019	2020	2020	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$-	$6,683	$84,987	$52	$52	$804	$92,578
OBS term loan - floating rate	6,502	43,858	24,152	473,103	-	-	547,615
INSW term loan - floating rate	8,260	32,843	32,484	467,074	-	-	540,661
Operating lease obligations (2)
Bareboat Charter-ins	24,822	98,219	93,200	111,819	9,168	41,007	378,235
Time Charter-ins	7,727	14,571	730	-	-	-	23,028
Total	$47,311	$196,174	$235,553	$1,052,048	$9,220	$41,811	$1,582,117

(1)	Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $82,310 as of September 30, 2016 range from 7.5% to 8.125%. The interest rate obligations of floating rate debt have been estimated based on the aggregate LIBOR floor rate of 1% and applicable margins for the OBS Term Loan and the INSW Term Loan of 4.25% and 4.75%, respectively. Amount shown for the OBS Term Loan for 2017 includes an estimated mandatory prepayment of $19,300 as a result of estimated Excess Cash Flow for the year ended December 31, 2016. Management estimates that no prepayment will be required for the INSW Term Loan as a result of estimated Excess Cash Flow for the year ended December, 2016. Amounts shown for the OBS Term Loan and INSW Term Loan for years subsequent to 2017 exclude any estimated repayment as a result of Excess Cash Flow.

(2)	As of September 30, 2016, the Company had charter-in commitments for 17 vessels on leases that are accounted for as operating leases. Certain of these leases provide the Company with various renewal and purchase options. The future minimum commitments for time charters-in have been reduced to reflect estimated days that the vessels will not be available for employment due to drydock.

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

At September 30, 2016 and December 31, 2015, OBS and INSW were party to two separate Interest Rate Cap agreements each with a start date of February 5, 2015 with major financial institutions covering notional amounts of $375,000 and $400,000, respectively, to limit the floating interest rate exposure associated with their respective term loans. These agreements contain no leverage features. The OBS Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.  The INSW Interest Rate Cap has a cap rate of 2.5% through the termination date of February 5, 2017.

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

Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ending September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.         Risk Factors

Please refer to the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks related to the Company’s industry and operations. The risk factors below update the similar risk factors previously disclosed in that document.

Declines in charter rates and other market deterioration could cause the Company to incur impairment charges.

The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amount of the vessel assets might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels, market appraisals and discount rates. All of these items have historically been volatile. The Company evaluates the recoverable amount of a vessel asset as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value, which is determined using vessel appraisals or discounted estimated future cash flows. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. Impairment charges aggregating $97,782 on seven of the Company’s eight rebuilt Jones Act ATBs were recorded during the third quarter of 2016 and additional impairment charges aggregating $49,640 were recorded on two LR1s, an Aframax and a Panamax in our International Flag fleet. The remaining 24 vessels in our International Flag fleet tested had carrying values that were approximately $210 million in excess of their respective estimated market values. This amount and any other differences between the carrying values of INSW’s assets and liabilities and their estimated fair values on the effective date of the proposed spin-off transaction would be recognized in the Company’s income or loss from discontinued operations.

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

A joint venture involves certain risks such as:

•	OSG may not have voting control over the joint venture;
•	OSG may not be able to maintain good relationships with its joint venture partner;
•	The joint venture partner at any time may have economic or business interests that are inconsistent with OSG’s;
•	The joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to OSG and may seek concessions from OSG;

•	The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and OSG;
•	The joint venture or venture partner could lose key personnel; and
•	The joint venture partner could become bankrupt requiring OSG to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

In addition, the charters under which OSG’s two FSO joint venture vessels currently operate expire in 2017 and may not be renewed. Qatar Petroleum announced in June 2016 that it had awarded a 30% interest in the concession covering the field on which the FSO vessels operate to a new development partner. As a result, any renewal of the charters under which the FSO joint venture vessels operate would need to be negotiated with this new development partner and may not be comparable to the existing agreements with respect to rates and other material terms. The carrying amount of the Company’s investment in and advances to the FSO joint venture was $279,447 as of September 30, 2016. If events relating to any of these risks were to come to pass, that could terminate or adversely affect the Company’s participation in the relevant joint venture, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The recent United Kingdom referendum on its membership in the European Union (“E.U.”) resulted in a majority of U.K. voters voting to exit the E.U. (“Brexit”). We have operations in the United Kingdom and the E.U., and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates, and potential material changes to the regulatory regime applicable to our business or global trading parties. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

The smuggling or alleged smuggling of drugs or other contraband onto the Company’s vessels may lead to governmental claims against the Company.

The Company expects that its vessels will call in ports where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent the Company’s vessels are found with or accused of carrying contraband, whether inside or attached to the hull of our vessels and whether with or without the knowledge of any of its crew, we may face governmental or other regulatory claims which could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. For example, one of our vessels was recently being held in Venezuela because of a commercial dispute involving the charterer and the pool in which the vessel was operating, caused by allegedly improper documentation being provided to local authorities in connection with loading a cargo, resulting in an ongoing investigation.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

See Note 12, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for a description of Class A and Class B warrants exercised in exchange for Class A and Class B common stock, which is incorporated by reference in this Part II, Item 2.

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over a 24-month period ending October 2017, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. The following table summarizes purchases made by the Company pursuant to the authorized buyback program during the three months ended September 30, 2016:

	Class A common stock shares repurchased	Class A common stock warrants repurchased	Average purchase price	Total number of shares and warrants purchased under program	Maximum number of shares that may still be purchased under the program(1)

July 2016	-	-	-	-
August 2016	-	21,979,635	$1.94	21,979,635
September 2016	-	-	-	-
Totals	-	21,979,635	$1.94	21,979,635	7,534,132

(1)	Represents remaining buyback authorization ($77,025) divided by the average purchase price of equity securities repurchased during the third quarter of 2016. Because each warrant is for the purchase of 0.190 shares of common stock without consideration of any withholding pursuant to the cashless exercise procedures, an average price of $10.22 was used to calculate the maximum number of shares that may still be purchased under the Program. The maximum number of warrants that may still be purchased under the Program is 39,653,324. .

Item 4 .         Mine Safety Disclosures

Not applicable.

Item 6 .         Exhibits

See Exhibit Index on page 60.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 9, 2016	/s/ Ian T. Blackley
Ian T. Blackley
Chief Executive Officer

Date: November 9, 2016	/s/ Rick F. Oricchio
Rick F. Oricchio
Chief Financial Officer

EXHIBIT INDEX

*10.1	Form of Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement.

10.2	Second Amendment, dated as of July 18, 2016, to OIN Credit Agreement dated as of August 5, 2014, among the Registrant, OSG International, Inc. (“OIN”), OIN Delaware LLC, certain subsidiaries of OIN as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K dated July 22, 2016 and incorporated herein by reference).

10.3	Third Amendment, dated as of September 20, 2016, to OIN Credit Agreement dated as of August 5, 2014, as amended by that certain First Amendment, dated as of June 3, 2015, and that certain Second Amendment, dated as of July 18, 2016, among the Registrant, OSG International, Inc. (“OIN”), OIN Delaware LLC, certain subsidiaries of OIN as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee, swingline lender, and issuing bank (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K dated September 26, 2016 and incorporated herein by reference).

*10.4	Separation Agreement dated July 29, 2016 between the Registrant and a former executive.

*10.5	Employment Agreement dated as of July 17, 2016 between the Registrant and an executive.

*10.6	Amendment dated as of August 3, 2016 to Employment Agreement between the Registrant and an executive.

*10.7	Amendment dated as of August 3, 2016 to Employment Agreement between the Registrant and an executive.

*10.8	Amendment dated as of August 3, 2016 to Employment Agreement between the Registrant and an executive.

*10.9	Amendment dated as of August 3, 2016 to Employment Agreement between the Registrant and an executive.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

