Form 10-Q
period 2017-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2017-05-10
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to ___

Commission File Number: 001-06479

OVERSEAS SHIPHOLDING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2637623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 Knights Run Avenue, Tampa, Florida	33602
(Address of principal executive office)	(Zip Code)

(813) 209-0600

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of The Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of May 5, 2017: Class A common stock, par value $0.01–74,303,209 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 5, 2017 for the purchase of 13,602,171 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

(UNAUDITED)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$198,082	$191,089
Restricted cash	6,029	7,272
Voyage receivables, including unbilled of $4,444 and $12,593	24,147	23,456
Income tax receivable	313	877
Receivable from INSW	595	683
Other receivables	17,140	2,696
Inventories, prepaid expenses and other current assets	11,306	12,243
Total Current Assets	257,612	238,316
Restricted cash - non current	272	8,572
Vessels and other property, less accumulated depreciation of $223,356 and $213,173	674,290	684,468
Deferred drydock expenditures, net	26,678	31,172
Total Vessels, Deferred Drydock and Other Property	700,968	715,640
Investments in and advances to affiliated companies	38	3,694
Intangible assets, less accumulated amortization of $47,533 and $46,383	44,467	45,617
Other assets	21,666	18,658
Total Assets	$1,025,023	$1,030,497

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$54,008	$57,222
Income taxes payable	2,085	306
Current installments of long-term debt	95,177	-
Total Current Liabilities	151,270	57,528
Reserve for uncertain tax positions	3,152	3,129
Long-term debt	416,856	525,082
Deferred income taxes	142,719	141,457
Other liabilities	51,636	48,969
Total Liabilities	765,633	776,165

Equity:
Common stock	738	702
Paid-in additional capital	582,971	583,526
Accumulated deficit	(316,307)	(321,736)
	267,402	262,492
Accumulated other comprehensive loss	(8,012)	(8,160)
Total Equity	259,390	254,332
Total Liabilities and Equity	$1,025,023	$1,030,497

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Shipping Revenues:

Time and bareboat charter revenues	$79,767	$98,690
Voyage charter revenues	28,349	16,390
	108,116	115,080

Operating Expenses:
Voyage expenses	5,792	2,867
Vessel expenses	35,609	35,904
Charter hire expenses	22,577	22,842
Depreciation and amortization	16,625	23,124
General and administrative	8,255	12,957
Total Operating Expenses	88,858	97,694
Operating income	19,258	17,386
Other (expense)/income	(668)	1,158
Income before interest expense, reorganization items and income taxes	18,590	18,544
Interest expense	(9,357)	(11,917)
Income before reorganization items and income taxes	9,233	6,627
Reorganization items, net	(235)	17,910
Income from continuing operations before income taxes	8,998	24,537
Income tax provision from continuing operations	(3,569)	(33,235)
Income/(loss) from continuing operations	5,429	(8,698)
Income from discontinued operations	-	59,437
Net income	$5,429	$50,739

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	87,908,032	94,737,606
Diluted - Class A	88,179,855	94,741,560
Basic - Class B	-	1,319,970
Diluted - Class B	-	1,319,970

Per Share Amounts:
Basic and Diluted income/(loss) - Class A from continuing operations	$0.06	$(0.09)
Basic and Diluted income - Class A from discontinued operations	$-	$0.62
Basic and Diluted net income - Class A	$0.06	$0.53

Basic and Diluted income/(loss) - Class B from continuing operations	$-	(0.09)
Basic and Diluted income - Class B from discontinued operations	$-	0.64
Basic and Diluted net income - Class B	$-	0.55

Cash dividends declared - Class A	$-	0.48
Cash dividends declared - Class B	$-	0.48

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Net Income	$5,429	$50,739
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	148	(6,965)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	-	(4)
Net change in unrecognized actuarial losses	-	359
Other Comprehensive Income/(Loss), net of tax	148	(6,610)
Comprehensive Income	$5,577	$44,129

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$5,429	$50,739
Less: Net income from discontinued operations	-	59,437
Net income/(loss) from continuing operations	5,429	(8,698)
Items included in net (loss)/income from continuing operations not affecting cash flows:
Depreciation and amortization	16,625	23,124
Amortization of debt discount and other deferred financing costs	1,334	1,686
Compensation relating to restricted stock/stock unit and stock option grants	541	780
Deferred income tax benefit	1,178	31,246
Reorganization items, non-cash	214	136
Discount on repurchase of debt	-	(3,415)
Other – net	616	487
Distributions from INSW	-	72,000
Distributed earnings of affiliated companies	3,657	3,789
Payments for drydocking	(730)	(3,527)
SEC, Bankruptcy and IRS claim payments	(5,000)	(7,136)
Changes in operating assets and liabilities	(10,853)	4,588
Net cash provided by operating activities	13,011	115,060
Cash Flows from Investing Activities:
Change in restricted cash	9,542	4,996
Expenditures for vessels and vessel improvements	-	(58)
Expenditures for other property	-	(147)
Net cash provided by investing activities	9,542	4,791
Cash Flows from Financing Activities:
Cash dividends paid	-	(30,574)
Payments on debt	(14,500)	(52,667)
Extinguishment of debt	-	(23,879)
Repurchases of common stock and common stock warrants	-	(44,126)
Treasury stock minimum tax withholding related to vesting of restricted stock	(1,060)	-
Net cash used in financing activities	(15,560)	(151,246)
Net increase/(decrease) in cash and cash equivalents from continuing operations	6,993	(31,395)
Cash and cash equivalents at beginning of period	191,089	193,978
Cash and cash equivalents at end of period	$198,082	$162,583

Cash flows from discontinued operations:
Cash flows provided by operating activities	$-	$70,358
Cash flows used in investing activities	-	(1,058)
Cash flows used in financing activities	-	(138,738)
Net decrease in cash and cash equivalents from discontinued operations	$-	$(69,438)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in		Accumulated Other
	Common	Additional	Accumulated	Comprehensive
	Stock(1)	Capital(2)	Deficit	Loss(3)	Total
Balance at December 31, 2016	702	$583,526	$(321,736)	$(8,160)	$254,332
Net Income			5,429		5,429
Other comprehensive income				148	148
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(1,065)			(1,060)
Compensation related to Class A options granted and restricted stock awards		541			541
Conversion of Class A warrants to common stock	31	(31)			-
Balance at March 31, 2017	738	$582,971	$(316,307)	$(8,012)	$259,390

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 73,766,047 Class A shares outstanding as of March 31, 2017.
(2)	Includes 73,644,841 outstanding Class A warrants as of March 31, 2017.
(3)	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 1 — Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly owned subsidiaries (collectively, the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trades. The Company manages the operations of its fleet through its wholly owned subsidiary, OSG Bulk Ships, Inc. (“OBS”), a New York corporation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”).

On November 30, 2016 (the “Distribution Date”), OSG completed the separation of its business into two independent publicly-traded companies through the spin-off of its then wholly-owned subsidiary International Seaways, Inc. (“INSW”). The spin-off separated OSG and INSW into two distinct businesses with separate managements. OSG retained the U.S. Flag business and INSW holds entities and other assets and liabilities that formed OSG’s former International Flag business.

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

The Company’s Board of Directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all shareholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In addition, as discussed further in Note 11, effective May 27, 2016, all Class B common shares and Class B warrants automatically converted into one Class A common share and one Class A warrant, respectively, and on June 2, 2016 the Board approved an amendment (the “Reverse Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of common stock, par value $0.01 per share (the “Reverse Split”). The Reverse Split Amendment became effective on June 13, 2016. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure. Accordingly, amounts previously reported for the three months ended March 31, 2016, with respect to income per share, outstanding Class A shares, Class A warrants, Class B shares, Class B warrants, Class A restricted stock units, restricted shares and stock options have been restated in the context of earnings per share calculations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

On November 14, 2012 (the “Petition Date”), the Parent Company and 180 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On August 5, 2014, the Equity Plan became effective and OSG emerged from bankruptcy. On February 10, 2017, pursuant to a final decree and order of the Bankruptcy Court, OSG’s one remaining case, as the Parent Company, was closed.

Reorganization Items, net

Reorganization items net, represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended
	March 31,
	2017	2016
Trustee fees	$5	$30
Professional fees	230	283
Litigation settlement, net	-	(20,359)
Litigation settlement due to class action plaintiffs	-	2,136
	$235	$(17,910)

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

As discussed below in Note 15, “Contingencies,” pursuant to the terms of the Company’s settlement of claims associated with the SEC investigations, the Company settled such claims which included the payment of $5,000 to the SEC during the first quarter of 2017. In addition, pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 (as defined below) during the three months ended March 31, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs (as defined in Note 15) through the date of settlement. Further, as required by the Equity Plan, the Company’s Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B shareholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to the Company’s Class B shareholders and was recorded as a reduction of retained earnings as of March 31, 2016.

Cash paid for reorganization items, excluding the SEC and Proskauer related settlement amounts noted above, was $25 and $526 for the three months ended March 31, 2017 and 2016, respectively.

Note 3 — Significant Accounting Policies:

Cash and cash equivalents — Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Management has designated cash reserves of $554 and $5,576 as of March 31, 2017 and December 31, 2016, respectively, to be utilized for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy. Additionally, restricted cash as of March 31, 2017 and December 31, 2016 included $5,747 and $10,268, respectively, of legally restricted cash. Pursuant to the terms of the OBS Facility, in the event of a spinoff of INSW, the Company was required to set aside, in an escrow account, cash in an aggregate amount of not less than the sum of all accrued and unpaid interest on the outstanding Unsecured Senior Notes (as defined in Note 8, “Debt”) through the date of the consummation of the INSW Spinoff and all interest expense that will accrue under the respective outstanding Unsecured Senior Notes from the date of the consummation of the INSW Spinoff through the maturity of the respective Unsecured Senior Notes. Activity relating to restricted cash is reflected in investing activities in the consolidated statements of cash flow.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Deferred finance charges — Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $705 and $800 relating to the OBS ABL Facility (as defined in Note 8, “Debt”) are included in other assets in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. Unamortized deferred financing charges of $9,502 and $10,421 relating to the OBS Term Loan (as defined in Note 8, “Debt”) and $942 and $1,414 relating to the Unsecured Senior Notes are included in long-term debt (reflecting the adoption of ASU No. 2015-03 discussed below) in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,334 and $1,686 for the three months ended March 31, 2017 and 2016, respectively.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. During the three months ended March 31, 2017, the Company had two individual customers who accounted for 17% and 13%, respectively, of its revenues.

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

Income Taxes —The Company’s quarterly income tax (provision)/benefit and its corresponding annual effective tax rate are based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the Company estimates the annual effective tax rate based on projected taxable income for the full year and records a quarterly tax provision or benefit in accordance with the expected annual effective tax rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected annual effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date income tax provision reflects the expected annual effective tax rate. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating the Company’s tax positions.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205), which explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company has adopted this standard effective January 1, 2017. Management does not expect the adoption of this accounting standard to have any impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. The Company has adopted this standard effective January 1, 2017 and has applied the accounting prospectively. Prior periods have not been adjusted. As a result of the adoption of this accounting standard, effective January 1, 2017, the Company elected to account for forfeitures of share-based payments as they occur.  The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since management’s estimate of the forfeiture rate on share-based payment awards granted prior to January 1, 2017 was zero. The impact of the adoption of this accounting standard resulted in the recording of $905 of tax expense for the three month period ended March 31, 2017.

Recently Issued Accounting Standards

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, that will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under ASU 2017-07, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance provides a practical expedient for disaggregating the service cost component and other components for comparative periods. The Company will adopt this standard during the first interim period beginning after December 31, 2017 and does not expect it to have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize substantial increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard. As of March 31, 2017, the contractual obligations for the Company’s leased vessels was approximately $322,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include an increase in required disclosures. Management will apply the modified retrospective transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

On June 2, 2016, the Board approved the Reverse Split Amendment to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected the Reverse Split. The Reverse Split Amendment became effective on June 13, 2016. In accordance with ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure.

Accordingly, amounts previously reported for the quarter ended March 31, 2016 with respect to income/(loss) per share, outstanding Class A common shares, Class A restricted stock units, Class A restricted shares and Class A stock options, Class B shares and Class B warrants have been restated, where appropriate.

Class A

There were 74,201 and 42,457 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities as of March 31, 2017 and 2016, respectively. Such participating securities were allocated a portion of income under the two-class method for the three months ended March 31, 2017 and 2016.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of March 31, 2017, there were 531,488 shares of Class A restricted stock units and 524,429 Class A stock options outstanding and considered to be potentially dilutive securities. As of March 31, 2016 there were 493,043 shares of Class A restricted stock units and 587,607 Class A stock options outstanding and considered to be potentially dilutive securities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Class B

There are no participating securities or potentially dilutive securities relating to the Class B common stock. The Class B shares were all converted to Class A shares in May 2016.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2017	2016

Income/(loss) from continuing operations	$5,429	$(8,698)
Income/(loss) from discontinued operations	-	59,437
Net income	$5,429	$50,739

Weighted average common shares outstanding:
Class A common stock - basic	87,908,032	94,737,606
Class A common stock - diluted	88,179,855	94,741,560
Class B common stock - basic and diluted	-	1,319,970

Reconciliation of numerator of the basic and diluted earnings per share computations are as follows:

	Three Months Ended March 31,
	2017	2016
Income/(loss) from continuing operations allocated to:
Class A Common Stockholders	$5,424	$(8,570)
Class B Common Stockholders (2)	-	(124)
Participating securities (1)	5	(4)
	$5,429	$(8,698)

Income/(loss) from discontinued operations allocated to:
Class A Common Stockholders	$-	$58,561
Class B Common Stockholders (2)	-	849
Participating securities (1)	-	27
	$-	$59,437

(1)	Aggregate of 2017 income/(loss) from continuing operations allocated to participating securities relates to unvested restricted stock and aggregate of 2016 income/(loss) from discontinued operations allocated to participating securities relates to amounts equivalent to the cash dividends declared.
(2)	The 2016 income/(loss) allocated to Class B common stockholders includes amounts equivalent to the special cash dividends declared on the Class B common stock shares.

For quarterly earnings per share calculations, there were 271,823 and 3,954 dilutive equity awards outstanding as of March 31, 2017 and 2016, respectively. Awards of 706,379 and 498,003 (which includes restricted stock units and stock options) for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Results of Discontinued Operations

The table below presents statements of operations data for INSW, which has been classified as discontinued operations for the three months ended March 31, 2016.

Shipping revenues:
Pool revenues	$90,529
Time and bareboat charter revenues	21,683
Voyage charter revenues	16,463
128,675
Operating expenses:
Voyage expenses	3,967
Vessel expenses	35,138
Charter hire expenses	8,215
Depreciation and amortization	19,960
General and administrative	4,286
Spin-off related costs	133
Gain on disposal of vessels and other property, including impairments	(172)
Total Operating Expenses	71,527
Income from Vessel Operations	57,148
Equity in Income of Affiliated Companies	11,621
Operating Income	68,769
Other Income	1,414
Income before Interest Expense, Reorganization Items and Taxes	70,183
Interest expense	10,742
Income before Reorganization Items and Income Taxes	59,441
Reorganization Items, net	-
Income before Income Taxes	59,441
Income Tax Provision	4
Net Income	$59,437

Corporate administrative expenses, employee compensation and benefits related costs, and depreciation for certain administrative fixed assets were allocated to INSW through March 31, 2016, in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" by and among, OSG, INSW and OBS. However, in accordance with the accounting standards for discontinued operations, only costs directly attributable to INSW are to be reported in the results from discontinued operations. As such, the allocated costs in the table below will differ from the costs allocated to INSW (and reported or to be reported by INSW) in accordance with the aforementioned cost sharing agreements as discussed further in Note 10, “Related Parties.” Total indirect costs allocated to INSW that are included in continuing operations in the consolidated statement of operations were $3,631 for the three months ended March 31, 2016.

Note 6 — Vessels:

Vessel Impairments and Change in Useful Lives of Vessels

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of March 31, 2017. The Company concluded that no such events or changes in circumstances had occurred.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Vessel Sales and Acquisitions

There were no vessels sold or acquired during the three months ended March 31, 2017 or 2016.

Note 7 — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

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

Interest rate caps— The fair values of interest rate caps are the estimated amounts that the Company would receive or pay to terminate the caps at the reporting date, which include adjustments for the counterparty or the Company’s credit risk, as appropriate, after taking into consideration any underlying collateral securing the swap or cap agreements.

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

The estimated fair values of the Company’s financial instruments, other than derivatives that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Fair Value	Level 1	Level 2
March 31, 2017:
Cash (1)	$204,383	$204,383	$-
8.125% notes due 2018	(69,888)	-	(69,888)
OBS Term loan	(450,349)	-	(450,349)
7.5% Election 2 notes due 2021	(310)	-	(310)
7.5% notes due 2024	(379)	-	(379)

December 31, 2016:
Cash (1)	$206,933	$206,933	$-
8.125% notes due 2018	(84,935)	-	(84,935)
OBS Term loan	(442,199)	-	(442,199)
7.5% Election 2 notes due 2021	(303)	-	(303)
7.5% notes due 2024	(392)	-	(392)

(1)	Includes current and non-current restricted cash aggregating $6,301 and $15,844 at March 31, 2017 and December 31, 2016, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Derivatives

Interest Rate Risk

The Company manages its exposure to interest rate volatility risks by using interest rate caps and swap derivative instruments. At March 31, 2017, OBS was a party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 5, 2015 with a major financial institution covering a notional amount of $375,000 to limit the floating interest rate exposure associated with the OBS Term Loan. The Interest Rate Cap was designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap has a cap rate of 2.5% through February 5, 2017, at which time the cap rate increases to 3.0% through the termination date of February 5, 2018.

Derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of offset exists. At March 31, 2017 and December 31, 2016, the Company had $0 and $2, respectively, of interest rate caps recorded and located within non-current other assets within its balance sheet.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended
	March 31,
	2017	2016
Interest rate cap of continuing operations	$148	$(38)
Interest rate cap of discontinued operations	-	(48)
Interest rate swaps of discontinued operations	-	(11,206)

Total	$148	$(11,292)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations excludes hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016 was $234 and $28, respectively. These amounts represented the effective portion of loss reclassified from accumulated other comprehensive loss for interest expense associated with the Company’s interest rate caps.

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Fair Value Hierarchy

The Company’s derivative assets, which were interest rate caps, had a fair value of $2, measured as a Level 2 under the fair value hierarchy noted above. The fair values are pre-tax measured on a recurring basis. These fair values are derived using valuation models that utilize the income valuation approach. These valuation models take into account contract terms such as maturity, as well as other inputs such as interest rate yield curves and creditworthiness of the counterparty and the Company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Debt:

Debt consists of the following:

	March 31,	December 31,
	2017	2016
8.125% notes due 2018, net of unamortized discount and deferred costs of $935 and $1,406	$66,184	$80,213
OBS term loan, due 2019, net of unamortized discount and deferred costs of $10,123 and $11,102	445,165	444,186
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $7 and $8	294	293
7.50% notes due 2024	390	390
Total debt	512,033	525,082
Less current portion	95,177	-
Long-term portion	$416,856	$525,082

The weighted average interest rate for debt outstanding as of March 31, 2017 and December 31, 2016 was 5.69% and 5.75%, respectively.

Exit Financing Facilities

Capitalized terms used hereafter in this Note 8 have the meanings given in this Quarterly Report on Form 10-Q or in the Company’s 2016 Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

On the Effective Date, to support the Equity Plan, OSG and its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries. On August 5, 2014, the available amounts under the OBS Term Loan were drawn in full and as of March 31, 2017, no amounts had been drawn under the OBS ABL Facility.

The OBS Term Loan amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loans, adjusted for optional and mandatory prepayments. However, due to a $20,000 prepayment made on May 16, 2016, the Company is no longer required to make the 1% annualized principal payments. The OBS Term Loan stipulates that if annual aggregate net cash proceeds of asset sales exceed $5,000, the net cash proceeds from each such sale are required to be reinvested in fixed or capital assets within twelve months of such sale or be used to prepay the principal balance outstanding of the facility. The OBS Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow.

Management determined that it had Excess Cash Flow under the OBS Term Loan for the three months ended March 31, 2017 and has projected the amount of Excess Cash Flow for the nine months ended December 31, 2017 based on the facts at March 31, 2017. The mandatory prepayment, which is estimated to be approximately $29,000 will be due during the first quarter of 2018, and is therefore included in current installments of long-term debt on the condensed consolidated balance sheet as of March 31, 2017

The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $93,592 as of March 31, 2017.

The OBS ABL Facility matures on February 5, 2019. However, to the extent that any of the 8.125% notes due 2018 are outstanding on December 29, 2017, the maturity date of the OBS ABL Facility will be December 29, 2017.  To remain in compliance with the OBS ABL Facility, the Company’s plan, as of March 31, 21017, is to pay off or refinance the outstanding balance on its 8.125% unsecured notes by December 29, 2017.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Interest expense, including amortization of issuance and deferred financing costs (for additional information related to deferred financing costs see Note 3, “Significant Accounting Policies”), commitment, administrative and other fees for the three months ended March 31, 2017 and 2016 was $7,251 and $9,114, respectively, relating to the OBS Term Loan and OBS ABL Facility.

Interest paid for the three months ended March 31, 2017 and 2016 was $6,042 and 8,341, respectively, for the OBS Term Loan.

Unsecured Senior Notes

During the three months ended March 31, 2017, the Company repurchased and retired an aggregate principal amount of $14,500 of its 8.125% notes due 2018. The aggregate loss of $937 realized on this transaction during the three months ended March 31, 2017, is included in other income in the condensed consolidated statements of operations. The net loss reflects a $212 write-off of unamortized deferred finance costs associated with the repurchased debt.

For the three months ended March 31, 2017 and 2016, interest expense, including administrative and other fees, of $1,871 and $2,786, respectively, was recorded relating to the Unsecured Senior Notes and $3,286 and $4,869 of interest was paid during the three months ended March 31, 2017 and 2016, respectively, relating to the Senior Notes.

Note 9 — Taxes:

For the three months ended March 31, 2017 and 2016, the Company recorded income tax provisions of $3,569 and $33,235, respectively, which represent effective tax rates of 40% and 135%, respectively. The effective tax rate for the 2017 period is greater than the statutory rate primarily as a result of the income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the 2016 period is greater than the statutory rate primarily as a result of management’s determination that, prior to the spin-off of INSW, the Company could not make an assertion that OSG’s investment in INSW was essentially permanent in duration and recorded a deferred tax liability for INSW’s 2016 earnings .

As of March 31, 2017, and December 31, 2016, the Company recorded a noncurrent reserve for uncertain tax positions of $3,152 and $3,129, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $783 and $760, respectively.

The Company is currently undergoing an examination by the Internal Revenue Service of its 2012 through 2015 tax returns. As of the period ended March 31, 2017, the IRS has not proposed any adjustments and continues to issue Information Document Requests.

Note 10 — Related Parties:

Transition Services Agreement and Other Spin-off related activity

During the three months ended March 31, 2017, OSG earned fees totaling $77 for services provided to INSW and incurred fees totaling $55 for services received from INSW, pursuant to the terms of the Transition Services Agreement.

Receivables from INSW aggregating $595 and $683 as of March 31, 2017 and December 31, 2016, respectively, were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between OSG and INSW, as described in Note 5, “Discontinued Operations.”

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

In connection with the Distribution on November 30, 2016, appropriate consents were obtained and INSW now also guarantees the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘ING and Nordea Guarantees’’) and guarantees the obligations of the FSO Joint Venture pursuant to the MOQ Service Contracts (the ‘‘MOQ Guarantee,’’ together with the ING and Nordea Guarantees, the ‘‘INSW FSO Guarantees’’). OSG will continue to guarantee the obligations of the FSO Joint Venture pursuant to the Loan Agreement and the Guarantee Facility (together, the ‘‘OSG FSO Guarantees’’). As of March 31, 2017, and December 31, 2016, the maximum potential amount of future principal payments (undiscounted) that OSG could be required to make relating to such equity method investees secured bank debt and interest rate swaps was $30,805 and $38,789, respectively, and the carrying amount of the liability related to this guarantee was $0.

INSW entered into guarantee arrangements in connection with the spin-off on November 30, 2016, in favor of Qatar Liquefied Gas Company Limited (2) (‘‘LNG Charterer’’) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the ‘‘LNG Charter Party Agreements,’’ and such guarantees, collectively, the ‘‘LNG Performance Guarantees’’). OSG will continue to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantees’’ and collectively, with the OSG FSO Guarantees the ‘‘Continuing OSG Guarantees’’). The Company estimates that as of March 31, 2017, the maximum potential loss that it will have to guarantee is approximately $87,600 and the carrying amount of any liability that may be related to this guarantee is $0.

In connection with the Continuing OSG Guarantees, INSW will pay a fee of $125 per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees. Approximately $31 of such fee has been recorded by the company during the three months ended March 31, 2017 and is included in other income in the condensed consolidated statements of operations. INSW will indemnify OSG for liabilities arising from the Continuing OSG Guarantees pursuant to the terms of the Separation and Distribution Agreement.

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

On June 2, 2016, the Board authorized the Company to take action to transfer the listing of its Class A common stock to the New York Stock Exchange from the NYSE MKT (the “Transfer”). In conjunction with the Transfer, the Board approved the Reverse Split Amendment, and the Reverse Split Amendment became effective on June 13, 2016 (See Note 1 “Basis of Presentation”). The Transfer was approved by the New York Stock Exchange on June 23, 2016. All of the share and per share information below has been recast to reflect the impact of the reverse stock split.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

On November 30, 2016 the Company completed the separation of its business into two independently publicly-traded companies through the spin-off of INSW. On the Distribution Date, each holder of OSG common stock received 0.3333 shares of INSW’s common stock for every share of OSG common stock held on the Record Date. Each holder of OSG warrants received 0.3333 shares of INSW’s common stock for every one share of OSG common stock they would have received if they exercised their warrants immediately prior to the Distribution.

Pursuant to the Employee Matters Agreement described in Note 5,” Discontinued Operations,” and below, unvested share based payment awards of OSG employees that transitioned to INSW were assumed by INSW and converted into equivalent awards of INSW’s equity.

Share and Warrant Repurchases

During the three months ended March 31, 2016, the Company repurchased 76,817 shares of its Class A common stock in open-market purchases on the NYSE MKT at an average price of $12.64 per share, for a total cost of $971. In addition, during the three months ended March 31, 2016, the Company repurchased 24,999,078 Class A warrants in private transactions with non-affiliates at an average per share equivalent cost of $12.19 for a total cost of $56,990. In connection with the vesting of restricted stock units in the first quarter of 2016, the Company repurchased 20,757 shares of Class A common stock at an average cost of $14.81 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the three months ended March 31, 2017, the Company issued 3,209,648 shares of Class A common stock as a result of the exercise of 16,931,530 Class A warrants. During the three months ended March 31, 2016, the Company issued 1,512,594 shares of Class A common stock and 7,833 shares of Class B common stock as a result of the exercise of 8,285,284 Class A warrants and 46,997 Class B warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Management Compensation — Restricted Stock Units and Stock Options

During the three months ended March 31, 2017, the Company granted 165,010 time-based restricted stock units (“RSUs”) to its employees, including senior officers. The average grant date fair value of these awards was $4.04 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2017, the Company awarded 63,532 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon continuous employment through the end of the three-year performance period commencing on January 1, 2017 and ending on December 31, 2019 (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable on March 23, 2020, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements. (The formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). The peer group will consist of companies that comprise the Standard and Poor’s Transportation Select Index during the performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s (“HRC”) certification of achievement of the performance measures and targets no later than March 31, 2020.

Both the ROIC target RSUs and the TSR target RSUs are subject to an increase up to a maximum of 47,647 target RSU’s (aggregate 95,294 target RSU’s) or decrease depending on performance against the applicable measure and targets. The ROIC Performance Goal is a performance condition which, as of March 31, 2017, management believed, was not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs have been recognized to date, and none will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $4.04 per RSU.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the three months ended March 31, 2017, the Company awarded to certain senior officers an aggregate of 135,804 stock options. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $4.04 per share. The average grant date fair value of the options was $1.89 per option. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

During the three months ended March 31, 2016, the Company granted 119,853 time-based restricted stock units (“RSUs”) to its senior officers. The average grant date fair value of these awards was $11.82 per RSU. Each RSU represented a contingent right to receive one share of Class A common stock upon vesting. As a result of the INSW spin off transaction, the awards granted to former members of OSG senior management that transitioned to INSW were cancelled. The outstanding unvested time-based RSU awards held by the members of senior management that remained with OSG, but who retired from their positions with the Company shortly after the spinoff, were vested in full on December 29, 2016 under the terms of their respective employment agreements.

During the three months ended March 31, 2016, the Company awarded 119,853 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs vest on December 31, 2018, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). Vesting is subject in each case to the HRC’s certification of achievement of the performance measures and targets no later than March 31, 2019. The EPS Target and ROIC Target are performance conditions which, during 2016, management believed, were not yet considered probable of being achieved. Accordingly, for financial reporting purposes, no compensation costs will be recognized for these awards until it becomes probable that the performance conditions will be achieved. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $11.82 per RSU. The outstanding unvested performance based RSU awards held by the members of senior management that remained with OSG, but who retired from their positions with the Company shortly after the spinoff, were forfeited. As of December 31, 2016, there are no outstanding unvested performance based RSUs relating to this award.

In addition, during the three months ended March 31, 2016, the Company granted 38,547 performance-based RSUs (which represented the 2016 tranche of the awards made on October 12, 2015) to certain members of senior management. The grant date fair value of the performance awards was determined to be $11.82 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. In conjunction with the INSW spinoff transaction, awards granted to former members of OSG senior management that transitioned to INSW were cancelled. The outstanding unvested performance based RSU awards held by the members of senior management that remained with OSG, but who retired from their positions with the Company shortly after the spinoff, were forfeited. The HRC certified the achievement of the performance measures and targets for this award on March 23, 2017, resulting in 2,856 performance based RSUs being deemed to be vested effective December 31, 2016. Settlement will be made in 2018, in cash or stock at the discretion of the HRC. Achievement of the performance condition in this award was considered probable and accordingly, compensation cost was recognized commencing on March 30, 2016, the grant date of the award.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the three months ended March 31, 2016, the Company awarded to certain senior officers an aggregate of 319,069 stock options. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $11.82 per share. The average grant date fair value of the options was $4.74 per option. As a result of the INSW spin off transaction, the awards granted to former members of OSG senior management that transitioned to INSW were cancelled. The outstanding unvested stock options granted in 2016 and prior years and held by the members of senior management that remained with OSG, but terminated employment with the Company shortly after the spinoff date became fully vested in accordance with the terms of their respective employment agreements.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	March 31,	December 31,
As of	2017	2016
Unrealized losses on derivative instruments	$(871)	$(1,019)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(7,141)	(7,141)
	$(8,012)	$(8,160)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during three month ended March 31, 2017 and 2016:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of January 1, 2017	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(86)	-	(86)

Amounts reclassified from accumulated other comprehensive income	234	-	234

Total change in accumulated other comprehensive income	148	-	148
Balance as of March 31, 2017	$(871)	$(7,141)	$(8,012)

Balance as of January 1, 2016	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from
accumulated other comprehensive income	(11,265)	355	(10,910)
Amounts reclassified from accumulated other comprehensive income	4,300	-	4,300
Capital Effects of INSW Spin - Discontinued Operations	60,363	10,280	70,643
Total change in accumulated other comprehensive loss	53,398	10,635	64,033
Balance as of March 31, 2016	$(1,222)	$(8,206)	$(9,428)

The income tax expense allocated to unrealized gains on cash flow hedges for the three months ending March 31, 2017 and 2016 was $84 and $27, respectively. These amounts reflected the current period change, excluding amounts reclassified from accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 13 — Leases:

1. Charters-in:

As of March 31, 2017, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At March 31, 2017	Amount	Operating Days
2017	$68,978	2,750
2018	91,457	3,650
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
Thereafter	31,864	1,272
Net minimum lease payments	$322,429	11,873

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

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain contracts of affreightment (“COAs”) for which minimum annual revenues can be reasonably estimated and the related revenue days (calendar days, less days on which vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At March 31, 2017	Amount	Revenue Days
2017	$193,765	3,526
2018	153,172	2,172
2019	78,508	938
2020	43,678	531
2021	26,644	324
Thereafter	108,199	1,251
Net minimum lease revenues	$603,966	8,742

Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $16,821 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 14 — Severance Costs:

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

Activity relating to the reserves for the severance arrangements incurred during the three months ended March 31, 2017 is summarized as follows:

Balance as of January 1, 2017	$7,694
Utilized	(5,475)
Balance at March 31, 2017	$2,219

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

The settled claims stem from the Company’s filing of a Form 8-K on October 22, 2012 disclosing that on October 19, 2012 the Audit Committee of the Board of Directors of the Company, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York (the “Southern District”) against the Company, its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, its current independent registered public accounting firm, and underwriters of the Company’s public offering of notes in March 2010 (the “Offering”). The Company’s former independent registered public accounting firm was later added as a defendant. Subsequent to the Company’s filing for relief under Chapter 11, these suits were consolidated and the plaintiffs filed an amended complaint that does not name the Company as a defendant. The consolidated suit is purportedly on behalf of purchasers of Company securities between March 1, 2010 and October 19, 2012 and purchasers of notes in the Offering. The plaintiffs alleged that documents that the Company filed with the SEC were defective, inaccurate and misleading, that the plaintiffs relied on such documents in purchasing the Company’s securities, and that, as a result, the plaintiffs suffered losses. The plaintiffs asserted claims under the Securities Act against all defendants and claims under the Securities Exchange Act of 1934 (the “Exchange Act”) against the then former President and former Chief Financial Officer of the Company. Following additional amendments on plaintiffs’ Exchange Act claims and motion to dismiss briefing, on April 28, 2014, the Southern District denied the motion to dismiss the Exchange Act claims filed by the then former President and former Chief Financial Officer on the third amended complaint. On March 18, 2015, OSG’s former independent registered public accounting firm moved for summary judgment and on May 29, 2015, the Southern District issued an order granting that motion. On July 1, 2015, the plaintiffs noticed an appeal of that order to the U.S. Court of Appeals for the Second Circuit. On September 2, 2015, the plaintiffs and OSG’s former independent registered public accounting firm filed a stipulation withdrawing that appeal with prejudice. On August 6, 2015, the plaintiffs moved for the Southern District to preliminarily approve settlements with respect to all of the plaintiffs’ remaining claims, including settlements with former officers and directors of the Company, the Company’s former underwriters, and the Company’s current independent registered public accounting firm that contemplated payments of $10,500, $4,000 and $1,750, respectively, on behalf of such defendants. On August 12, 2015, the Southern District preliminarily approved those settlements, and on December 2, 2015, entered orders that (a) certified the proposed class for settlement purposes, (b) approved a plan of allocation for distribution of settlement proceeds, (c) finally approved those settlements, and (d) entered final orders of judgment dismissing the remaining defendants from the action.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

On January 23, 2017, the SEC commenced an administrative proceeding, with the Company’s consent, that fully resolved the SEC’s investigation. The Company neither admitted nor denied the SEC’s allegations that the Company violated certain provisions of the Securities Act, the Exchange Act and related rules. After receiving Bankruptcy Court approval, the Company paid a $5,000 civil penalty relating to the investigation in February 2017, which was fully accrued as of December 31, 2016. The agreement does not require any further changes to the Company’s historical financial statements. Any indemnification or contribution claims by officers or directors of the Company that could be asserted in connection with the SEC’s investigation have been released or otherwise resolved pursuant to the Equity Plan and order of the Bankruptcy Court.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this MD&A section, contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2016 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

However, other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Such factors include, but are not limited to:

▪	the reduced diversification and heightened exposure to the Jones Act market of OSG’s business following the spin-off from OSG on November 30, 2016 of International Seaways, Inc. (INSW), which owned or leased OSG’s fleet of International Flag vessels, which may make OSG more susceptible to market fluctuations than before such spin-off;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
▪	the highly cyclical nature of OSG’s industry;
▪	fluctuations in the market value of vessels;
▪	declines in charter rates, including spot charter rates or other market deterioration;
▪	an increase in the supply of vessels without a commensurate increase in demand;
▪	the impact of adverse weather and natural and man-made disasters;
▪	the adequacy of OSG’s insurance to cover its losses, including maritime accidents or spill events;
▪	constraints on capital availability;
▪	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
▪	public health threats;
▪	changes in fuel prices;
▪	acts of piracy on ocean-going vessels;
▪	terrorist attacks and international hostilities and instability;
▪	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
▪	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
▪	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
▪	the Company’ ability to renew its time charters when they expire or to enter into new time charters;
▪	competition within the Company’s industry and OSG’ ability to compete effectively for charters;
▪	concentration of customers and the loss of one or more large customers;
▪	the Company’s ability to realize benefits from its past acquisitions or other strategic transactions it may make in the future;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

▪	changes in demand in specialized markets in which the Company currently trades;
▪	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
▪	the effects of lifting of the U.S. crude oil export ban;
▪	refusal of certain customers to use vessels of a certain age;
▪	changes in credit risk with respect to the Company’s vessels and charter income derived therefrom;
▪	the failure of contract counterparties to meet their obligations;
▪	the Company’s ability to attract, retain and motivate key employees;
▪	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
▪	unexpected drydock costs;
▪	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
▪	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
▪	government requisition of the Company’s vessels during a period of war or emergency;
▪	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
▪	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
▪	the impact of litigation, government inquiries and investigations;
▪	the failure by INSW to satisfy the terms of agreements related to the spin-off;
▪	governmental claims against the Company;
▪	the arrest of OSG’s vessels by maritime claimants;
▪	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
▪	the Company’s ability to use its net operating loss carryforwards;
▪	the impact of a delay or disruption in implementing new technological and management systems;
▪	the impact of any potential liabilities resulting from the withdrawal from participation in multiemployer pension plans;
▪	negative publicity and the impact on our reputation; and
▪	the impact of potential changes in U.S. laws, including tax and trade.

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

Business Overview:

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 24-vessel U.S. Flag fleet consists of eight ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL.  Revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages at where typically we earn freight revenue at spot market rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a discussion and analysis of our financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management's beliefs, internal studies and management's knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. In the Jones Act Trades within which the majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for US domestic oil shipments is significantly affected by the state of the US and global economy, the level of imports into the US from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of US produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time or bareboat charter).

We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, we seek, over time, to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium term charters or contracts of affreightment. Medium term charters may not always be remunerative, nor prove achievable under certain market conditions. As such, during periods of uncertainty in our markets, more of our vessels could be exposed to the spot market, which is more volatile and less predictive. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the Company manages its vessels based on time charter equivalent (TCE) revenues and TCE rates, which are non-GAAP measures and represents GAAP shipping revenues, less voyage expenses and TCE revenues divided by revenue days, respectively. These measures are used because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Estimated TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market decreased during the first quarter of 2017 compared to first quarter of 2016 for each class of vessel. Requirements from our customer base for medium term charters declined as a result. The decrease in rates and medium term employment opportunities can be attributed to an increase in both the number and spot availability of Jones Act vessels as compared to prior periods and a continuing decline in the demand for coast-wise transportation of crude oil. Price differentials favoring imports of foreign crude oil at northeastern refineries and a significant increase in the volumes of crude oil exports emanating from the Gulf of Mexico have contributed significantly to the shift in demand dynamics for domestic crude oil transportation. Notwithstanding the recovery of both price and production volumes of US crude oil from lows seen in 2016, a corresponding recovery in demand for crude oil transportation within the Jones Act trades has yet to materialize. These factors have led to the redeployment of a number of Jones Act vessels out of the crude trades into clean product trades, placing significant downward pressure on TCE rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of March 31, 2017, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 92 vessels, compared with 80 vessels as of March 31, 2016. During the first quarter of 2017, there were two Product Tanker deliveries and no vessels scrapped. In addition to the 92 vessels mentioned above, one late-1970s-built Alaskan crude tanker was sold by Exxon to competitors and redeployed into the lower-48 coastwise trade.

The industry’s firm Jones Act orderbook as of March 31, 2017, with deliveries scheduled through the second quarter of 2018 consisted of 7 vessels (three Product Carriers and four large ATBs). The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 182,000 b/d in the first quarter of 2017 compared with 145,000 b/d in the first quarter of 2016. The increase resulted from imported crude oil having more favorable economics as compared with transporting shale oil to Delaware Bay refineries. Further, a decline in crude by rail shipments to these refineries has increased the overall volumes of marine deliveries, positively impacting our lightering volumes.

Update on Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2016. See Note 3, “Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for any changes or updates to the Company’s critical accounting policies for the current period.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations:

During the first quarter of 2017, shipping revenues decreased by $6,964 or 6.1% compared to the same period in 2016. The decrease primarily results from weakening market conditions and reduced charter rates.

Reconciliation of time charter equivalent revenues to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended
	March 31,
	2017	2016
Time charter equivalent revenues	$102,324	$112,213
Add: Voyage expenses	5,792	2,867
Shipping revenues	$108,116	$115,080

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2017 and 2016, between spot and fixed earnings and the related revenue days.

Three Months Ended March 31,	2017		2016
	Spot	Fixed	Spot	Fixed
	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$45,061	$63,136	$-	$64,498
Revenue days	72	989	-	1,080
Non-Jones Act Handysize Product Carriers:
Average rate	$32,132	$15,543	$31,517	$19,016
Revenue days	112	68	91	91
ATBs:
Average rate	$17,057	$29,433	$-	$37,870
Revenue days	180	524	-	697
Lightering:
Average rate	$75,124	$-	$63,036	$-
Revenue days	180	-	182	-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the first quarter of 2017, TCE revenues decreased by $9,889, or 9%, to $102,324 from $112,213 in the first quarter of 2016. This decrease reflected weakening market conditions and a growing proportion of our fleet becoming exposed to the spot markets. While the total number of revenue days has remained relatively consistent from 2,141 days in 2016 to 2,125 days in 2017, the number of revenue days on spot voyages, which earned significantly lower average TCE daily rates, has doubled from 2016 to 2017. Additionally, industry capacity has increased while, simultaneously, coastwise crude oil shipments to domestic refineries have dropped, decreasing demand. The lifting of the crude export ban, as well as additional landside pipeline capacity, has further factored into the downward pressure on rates.

Vessel expenses decreased less than 1% or $295 to $35,609 in the first quarter of 2017 from $35,904 in the first quarter of 2016. Depreciation and amortization decreased by $6,499 to $16,625 in the first quarter of 2017 from $23,124 in the first quarter of 2016 primarily resulting from impairment charges recorded in prior years which reduced the value and related depreciation of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2017, each vessel is expected to receive $5.0 million, subject to congressional funding, through 2020, and $5.2 million beginning in 2021. During fiscal year 2016, each vessel received a $3.9 million annual subsidy. The Company does not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses:

During the first quarter of 2017, general and administrative expenses decreased by $4,672 to $8,255 from $12,927 in the first quarter of 2016. This decrease reflects: (i) lower compensation and benefit costs of $2,284 due to a decrease in headcount, incentive compensation and salary related; (ii) a net decrease in legal, accounting and consulting fees aggregating $1,303; and (iii) a net decrease in rent, travel and other related expenses aggregating $1,085.

Interest Expense:

Interest expense was $9,357 for the three months ended March 31, 2017 compared with $11,917 for the three months ended March 31, 2016. The decrease in interest expense associated with the Company’s Exit Financing Facilities and Unsecured Senior Notes versus the prior year’s comparable quarter reflected the impact of the Company’s repurchases and prepayments of $37,345 and $59,000 in aggregate principal amount of its Exit Financing Facilities and Unsecured Senior Notes, respectively, during the second, third and fourth quarters of 2016. Refer to Note 8, “Debt,” in the accompanying condensed consolidated financial statements for additional information.

Income Taxes:

For the three months ended March 31, 2017 and 2016, the Company recorded income tax provisions of $3,569 and $33,235, respectively, which represent an effective tax rate of 40% and 135%, respectively. The decrease in the effective tax rate for the 2017 period compared to the 2016 period was substantially due to management’s determination that, prior to the spin-off of INSW, the Company could not make an assertion that OSG’s investment in INSW was essentially permanent in duration and recorded a deferred tax liability during 2016 for INSW’s earnings.

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

Liquidity

Working capital at March 31, 2017 was approximately $106,000 compared with $181,000 at December 31, 2016. The decrease in working capital is primarily related to the reclassification for $95,000 of long-term debt to short-term at March 31, 2017 offset by increases to working capital as a result of a reduction in accounts payable, accrued expenses and other related to payments made during the three months ended March 31, 2017 primarily related to the SEC settlement and the payout of 2016 annual incentive plan. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by $2,550 during the three months ended March 31, 2017. As further described below, this decrease reflects the use of cash for payments related to the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy as well as interest payments on outstanding debt during the three-month period ended March 31, 2017. These decreases were offset by increases related to timing of accounts receivable collections and accounts payable payments at March 31, 2017 compared to December 31, 2016.

As of March 31, 2017, we had total liquidity on a consolidated basis of $279,383, comprised of $204,383 of cash (including $6,301 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of March 31, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $512,033 and a total debt to total capitalization of 66.3%, compared to 67.4% at December 31, 2016. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet as well as minimal scheduled amortization requirements before 2018 other than estimated mandatory prepayments as a result of estimated Excess Cash Flow that management believes will be required for the OBS Term Loan.

Management designated cash reserves of $554 as of March 31, 2017 (compared with $5,576 at December 31, 2016) to be utilized within the next nine months for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy, of which $5,000 was paid in February 2017, representing the change in cash reserves from December 31, 2016. These restricted cash reserves will continue to be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of March 31, 2017 included $5,472 and $272 of legally restricted cash in current and non-current assets, respectively, related to the Unsecured Senior Notes.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the three months ended March 31, 2017 was $13,011. In addition to operating cash flows, our other sources of funds primarily included additional borrowings as permitted under the Exit Financing Facilities, proceeds from issuances of equity securities and proceeds from the opportunistic sales of our vessels. In the past we also have been able to obtain funds from the issuance of long-term debt securities. We may in the future complete transactions consistent with achieving the objectives of our business plan.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding debt and to repurchase our common stock from time to time. The OBS Term Loan requires that a portion of Excess Cash Flow (as defined in the term loan agreement) be used to prepay the outstanding principal balance of such loan. To the extent permitted under the terms of the Exit Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

We did not repurchase any shares of our stock during the three months ended March 31, 2017. Under an October 2015 Board resolution, the Company is authorized to repurchase up to $200,000 worth of the Company’s Class A and Class B common stock and warrants.

During the three months ended March 31, 2017, we repurchased and retired $14,500 of our 2018 Notes.

The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under OBS Term Loan. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $93,592 as of March 31, 2017.

Off-Balance Sheet Arrangements

In accordance with the Separation and Distribution Agreement, we continue to guarantee debt and other obligations of certain of INSW’s equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the relavant joint venture operations. As of March 31, 2017, the maximum potential amount of future principal payments (undiscounted) that we could be required to make relating to such equity method investees secured bank debt and interest rate swaps was $30,805 and the carrying amount of the liability related to this guarantee was $0. In connection with the continuing OSG guarantee, INSW pays a $125 fee per year to us, which is subject to escalation after 2017. INSW has indemnified us for liabilities arising from the continuing OSG guarantees pursuant to the terms of the Separation and Distribution Agreement.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2017, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 15, “Contingencies,” to the accompanying condensed consolidated financial statements for a description of the current legal proceedings, which is incorporated by reference in this Part II, Item 1.

Item 1A.         Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2016 Form 10-K, except for the following:

We store, process, maintain, and transmit confidential information through information technology systems. Cybersecurity issues, such as security breaches and computer viruses, affecting our information technology systems or those of our third party vendors, could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We collect, store and transmit sensitive data, including our proprietary business information and that of our clients, and personally identifiable information of our clients and employees, using both our information technology systems and those of third party vendors. The secure storage, processing, maintenance, and transmission of this information is critical to our operations. Our network, or those of our clients or third party vendors, could be vulnerable to unauthorized access, computer viruses, and other security problems. Many companies have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.

We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of our third party vendors to prevent security breaches) could also cause existing clients to lose confidence in our systems and could adversely affect our reputation, cause losses to us or our clients, damage our brand, and increase our costs.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

See Note 11, “Capital Stock and Stock Compensation,” to the accompanying condensed consolidated financial statements for a description of Class A and Class B warrants exercised in exchange for Class A and Class B common stock, which is incorporated by reference in this Part II, Item 2.

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over a 24-month period ending October 2017, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. There were no purchases made by the Company pursuant to the authorized buyback program during the three months ended March 31, 2017.

Item 3.         Defaults upon senior securities

Not applicable.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other information

Not applicable.

Item 6.         Exhibits

See Exhibit Index below.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 10, 2017	/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer
(Mr. Wolf is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement

10.2	Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement

10.3	Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement

10.4	Management Incentive Compensation Plan Stock Option Grant Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

