Form 10-Q
period 2017-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2017-08-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of August 4, 2017: Class A common stock, par value $0.01–75,034,126 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 4, 2017 for the purchase of 12,720,585 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$204,575	$191,089
Restricted cash	5,935	7,272
Voyage receivables, including unbilled of $5,887 and $12,593	20,819	23,456
Income tax receivable	381	877
Receivable from INSW	506	683
Other receivables	17,745	2,696
Inventories, prepaid expenses and other current assets	11,542	12,243
Total Current Assets	261,503	238,316
Restricted cash - non current	-	8,572
Vessels and other property, less accumulated depreciation of $233,241 and $213,173	664,411	684,468
Deferred drydock expenditures, net	25,697	31,172
Total Vessels, Other Property and Deferred Drydock	690,108	715,640
Investments in and advances to affiliated companies	38	3,694
Intangible assets, less accumulated amortization of $48,683 and $46,383	43,317	45,617
Other assets	22,481	18,658
Total Assets	$1,017,447	$1,030,497

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$44,029	$57,222
Income taxes payable	1,990	306
Current installments of long-term debt	86,579	-
Total Current Liabilities	132,598	57,528
Reserve for uncertain tax positions	3,175	3,129
Long-term debt	422,147	525,082
Deferred income taxes, net	143,777	141,457
Other liabilities	51,455	48,969
Total Liabilities	753,152	776,165

Equity:
Common stock	753	702
Paid-in additional capital	584,112	583,526
Accumulated deficit	(313,095)	(321,736)
	271,770	262,492
Accumulated other comprehensive loss	(7,475)	(8,160)
Total Equity	264,295	254,332
Total Liabilities and Equity	$1,017,447	$1,030,497

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shipping Revenues:

Time and bareboat charter revenues	$72,116	$97,413	$151,883	$196,103
Voyage charter revenues	24,109	20,971	52,458	37,361
	96,225	118,384	204,341	233,464

Operating Expenses:
Voyage expenses	5,149	3,643	10,941	6,510
Vessel expenses	32,564	34,610	68,173	70,514
Charter hire expenses	22,856	22,884	45,433	45,726
Depreciation and amortization	15,086	22,672	31,711	45,796
General and administrative	6,350	11,540	14,604	24,496
Total Operating Expenses	82,005	95,349	170,862	193,042
Operating income	14,220	23,035	33,479	40,422
Other (expense)/income	38	(422)	(630)	736
Income before interest expense, reorganization items and income taxes	14,258	22,613	32,849	41,158
Interest expense	(9,445)	(10,862)	(18,802)	(22,779)
Income before reorganization items and income taxes	4,813	11,751	14,047	18,379
Reorganization items, net	(9)	(861)	(244)	17,050
Income from continuing operations before income taxes	4,804	10,890	13,803	35,429
Income tax provision from continuing operations	(1,593)	(15,075)	(5,162)	(48,310)
Income/(loss) from continuing operations	3,211	(4,185)	8,641	(12,881)
Income from discontinued operations	-	34,045	-	93,481
Net income	$3,211	$29,860	$8,641	$80,600

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	87,769,483	92,255,692	88,309,231	93,496,651
Diluted - Class A	87,964,755	92,321,359	88,542,779	93,531,462
Basic and Diluted - Class B	-	826,794	-	1,073,382

Per Share Amounts:
Basic and diluted net income/(loss) - Class A from continuing operations	$0.04	$(0.04)	$0.10	$(0.13)
Basic and diluted net income - Class A from discontinued operations	$-	$0.35	$-	$0.97
Basic net income - Class A	$0.04	$0.31	$0.10	$0.84
Diluted net income - Class A	$0.04	0.32	$0.10	$0.85

Basic and diluted net income/(loss) - Class B from continuing operations	$-	$(0.27)	$-	$(0.35)
Basic and diluted net income - Class B from discontinued operations	$-	$2.19	$-	$2.56
Basic and diluted net income - Class B	$-	$1.92	$-	$2.21

Cash dividends declared - Class A	$-	$-	$-	$0.48
Cash dividends declared - Class B	$-	$1.08	$-	$1.56

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Income	$3,211	$29,860	$8,641	$80,600
Other Comprehensive Income/(Loss), net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	202	15	350	(33)
Net change in unrecognized actuarial losses	335	-	335	-
Other Comprehensive Income/(Loss), net of tax	537	15	685	(33)
Comprehensive Income	$3,748	$29,875	$9,326	$80,567

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$8,641	$80,600
Income from discontinued operations	-	93,481
Income/(loss) from continuing operations	8,641	(12,881)
Items included in net income/(loss) from continuing operations not affecting cash flows:
Depreciation and amortization	31,711	45,796
Amortization of debt discount and other deferred financing costs	2,653	3,190
Compensation relating to restricted stock/stock unit and stock option grants	1,699	1,804
Deferred income tax benefit	2,121	45,666
Reorganization items, non-cash	85	327
Discount on repurchase of debt	(925)	(3,415)
Other – net	1,481	1,176
Distributions from INSW	-	102,000
Distributed earnings of affiliated companies	3,656	3,789
Payments for drydocking	(3,305)	(4,588)
SEC, Bankruptcy and IRS claim payments	(5,000)	(7,136)
Changes in operating assets and liabilities	(19,084)	7,349
Net cash provided by operating activities	23,733	183,077
Cash Flows from Investing Activities:
Change in restricted cash	9,909	4,994
Expenditures for vessels and vessel improvements	-	(58)
Expenditures for other property	(11)	(265)
Net cash provided by investing activities	9,898	4,671
Cash Flows from Financing Activities:
Cash dividends paid	-	(31,910)
Payments on debt	-	(43,879)
Extinguishment of debt	(19,083)	(52,667)
Repurchases of common stock and common stock warrants	-	(76,388)
Tax withholding on share-based awards	(1,062)	-
Net cash used in financing activities	(20,145)	(204,844)
Net increase/(decrease) in cash and cash equivalents from continuing operations	13,486	(17,096)
Cash and cash equivalents at beginning of period	191,089	193,978
Cash and cash equivalents at end of period	$204,575	$176,882

Cash flows from discontinued operations:
Cash flows provided by operating activities	$-	$122,764
Cash flows used in investing activities	-	26,464
Cash flows used in financing activities	-	(179,141)
Net decrease in cash and cash equivalents from discontinued operations	$-	$(29,913)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

		Paid-in		Accumulated Other
	Common	Additional	Accumulated	Comprehensive
	Stock(1)	Capital(2)	Deficit	Loss(3)	Total
Balance at December 31, 2016	$702	$583,526	$(321,736)	$(8,160)	$254,332
Net Income			8,641		8,641
Other comprehensive income	-	-	-	685	685
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	4	(1,066)	-	-	(1,062)
Compensation related to Class A options granted and restricted stock awards	-	1,699	-	-	1,699
Conversion of Class A warrants to common stock	47	(47)	-	-	-
Balance at June 30, 2017	$753	$584,112	$(313,095)	$(7,475)	$264,295

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 75,034,126 Class A shares outstanding as of June 30, 2017.
(2)	Includes 66,950,446 outstanding Class A warrants as of June 30, 2017.
(3)	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

On November 30, 2016 (the “Distribution Date”), OSG completed the separation of its business into two independent publicly traded companies through the spin-off of its then wholly-owned subsidiary International Seaways, Inc. (“INSW”). The spin-off separated OSG and INSW into two distinct businesses with separate managements. OSG retained the U.S. Flag business and INSW holds entities and other assets and liabilities that formed OSG’s former International Flag business.

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

The Company’s Board of Directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all stockholders of record of the Company’s Class A and B common stock as of December 3, 2015, received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In addition, effective May 27, 2016, each Class B common share and Class B warrant automatically converted into one Class A common share and one Class A warrant, respectively, and on June 2, 2016 the Board approved an amendment (the “Reverse Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one-for-six reverse stock split and corresponding reduction of the number of authorized shares of common stock, par value $0.01 per share (the “Reverse Split”). The Reverse Split Amendment became effective on June 13, 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 2 — Chapter 11 Filing and Emergence from Bankruptcy:

In October 2012, the Company disclosed that its Audit Committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for at least the three years ended December 31, 2011 and associated interim periods, and for the fiscal quarters ended March 31, 2012 and June 30, 2012, should no longer be relied upon. Shortly thereafter several putative class action suits were filed in the United States District Court for the Southern District of New York against the Company. Also named as defendants were its then President and Chief Executive Officer, its then Chief Financial Officer, its then current and certain former members of its Board of the Directors, and certain Company representatives.

On November 14, 2012 (the “Petition Date”), the Parent Company and 180 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On August 5, 2014, a plan of reorganization (the “Equity Plan”) became effective and OSG emerged from bankruptcy.

The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through Equity Plan. Under the terms of that settlement, the Equity Plan provided for full satisfaction of claims through the payment of (i) $7,000 in cash, which was paid on August 5, 2014, (ii) $3,000 in cash, which was paid on August 5, 2015, (iii) any remaining cash in the Class E1 Disputed Claims Reserve established by the Equity Plan following resolution of all other Class E1 claims, which was paid on October 5, 2015, (iv) 15% (or $2,136) of the Net Litigation Recovery in the action against Proskauer (described below), which was paid on April 5, 2016, (v) $5,000 in cash, following the entry of a final order resolving the Proskauer action, which was paid on March 17, 2016, and (vi) proceeds of any residual interest the Company has in certain director and officer insurance policies.

On January 23, 2017, the SEC commenced an administrative proceeding, with the Company’s consent, that fully resolved an SEC investigation that was initiated in connection with the Company’s earnings restatement announced in 2012. The Company neither admitted nor denied the SEC’s allegations that the Company violated certain provisions of the Securities Act, the Exchange Act and related rules. After receiving Bankruptcy Court approval, the Company paid a $5,000 civil penalty relating to the investigation in February 2017, which was fully accrued as of December 31, 2016. The settlement with the SEC does not require any further changes to the Company’s historical financial statements. Any indemnification or contribution claims by officers or directors of the Company that could be asserted in connection with the SEC’s investigation have been released or otherwise resolved pursuant to the Equity Plan and order of the Bankruptcy Court.

On February 10, 2017, pursuant to a final decree and order of the Bankruptcy Court, OSG’s one remaining case, as the Parent Company, was closed.

Reorganization Items, net

Reorganization items net, represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Trustee fees	$-	$30	$5	$60
Professional fees	9	744	239	1,027
Litigation settlement, net	-	-		(20,359)
Litigation settlement due to class action plaintiffs	-	-	-	2,136
Litigation settlement due to Class B warrant holders	-	87	-	86
	$9	$861	$244	$(17,050)

On February 12, 2016, the Company entered into an agreement with Proskauer Rose, LLP and four of its partners (“Proskauer Plaintiffs”) to settle a malpractice suit filed by the Company in March 2014. Settlement proceeds totaling $20,359 net of all related out-of-pocket expenses, including legal fees, incurred by the Company during the six months ended June 30, 2016 are included in litigation settlement, net in the table above.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In addition, pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 during the six months ended June 30, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs through the date of settlement. Further, as required by the Equity Plan, the Company’s Amended and Restated Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B stockholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to the Company’s Class B stockholders and was recorded as a reduction of retained earnings as of June 30, 2016.

Cash paid for reorganization items, excluding the SEC and Proskauer related settlement amounts noted above, were $135 and $159 for the three and six month periods ended June 30, 2017, respectively, and $562 and $1,088 for the three and six month periods ended June 30, 2016, respectively.

Note 3 — Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize substantial increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard. As of June 30, 2017, the contractual obligations for the Company’s leased vessels was approximately $301,000.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The revenue standard contains principles that an entity will apply to determine the measurement and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The requirements of this standard include an increase in required disclosures. Management will apply the modified retrospective transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including developing a comprehensive implementation plan and assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

Class A

There were 125,145 and 99,814 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six month periods ended June 30, 2017, respectively, and 38,697 and 40,577 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six month periods ended June 30, 2016, respectively. Such participating securities were allocated a portion of income under the two-class method for the three and six months ended June 30, 2017 and 2016.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of June 30, 2017, there were 430,633 shares of Class A restricted stock units and 384,084 Class A stock options outstanding and considered to be potentially dilutive securities. As of June 30, 2016, there were 489,282 shares of Class A restricted stock units and 587,607 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B common stock. The Class B shares were all converted to Class A shares in May 2016.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Income/(loss) from continuing operations	$3,211	$(4,185)	$8,641	$(12,881)
Income/(loss) from discontinued operations	-	34,045	-	93,481
Net income	$3,211	$29,860	$8,641	$80,600

Weighted average common shares outstanding:
Class A common stock - basic	87,769,483	92,255,692	88,309,231	93,496,651
Class A common stock - diluted	87,964,755	92,321,359	88,542,779	93,531,462
Class B common stock - basic and diluted	-	826,794	-	1,073,382

(1)	For the three and six months ended June 30, 2017 and 2016, income/(loss) from continuing operations allocated to participating securities relates to unvested restricted stock and for the three and six months ended June 30, 2016, income from discontinued operations allocated to participating securities relates to amounts equivalent to the cash dividends declared.
(2)	The 2016 loss allocated to Class B common stockholders includes amounts equivalent to the special cash dividends declared on the Class B common stock shares.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

For the three and six months ended June 30, 2017, there were 195,272 and 233,548, respectively, dilutive equity awards outstanding and for the three and six months ended June 30, 2016, there were 65,667 and 34,811, respectively, dilutive equity awards outstanding. Awards of 687,505 and 877,271 (which includes restricted stock units and stock options) for the three and six months ended June 30, 2017 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Transition Services Agreement

OSG and INSW entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specifies the calculation of the costs for these services. Pursuant to the terms of the agreement, OSG will provide certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW has agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement will terminate 30 days after the expiration or termination of all of the services provided thereunder, which are generally provided for a maximum period of three to six months. During Q2 2017, this agreement terminated.

Employee Matters Agreement

OSG and INSW entered into an employee matters agreement (the “Employee Matters Agreement”), which addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which INSW employees participated, including equity incentive plans. The Employee Matters Agreement also governs the transfer of employees between OSG and INSW in connection with the Distribution and set forth certain obligations for reimbursements and indemnities between OSG and INSW. During Q2 2017, this agreement terminated.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Results of Discontinued Operations

The table below presents statements of operations data for INSW, which has been classified as discontinued operations for the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Shipping revenues:
Pool revenues	$66,706	$157,234
Time and bareboat charter revenues	28,660	50,343
Voyage charter revenues	7,698	24,161
	103,064	231,738
Operating expenses:
Voyage expenses	2,107	6,074
Vessel expenses	34,400	69,538
Charter hire expenses	8,595	16,810
Depreciation and amortization	19,920	39,880
General and administrative	4,853	9,140
Spin-off related costs	1,090	1,223
Gain on disposal of vessels and other property, including impairments	-	(172)
Total Operating Expenses	70,965	142,493
Income from Vessel Operations	32,099	89,245
Equity in Income of Affiliated Companies	11,985	23,606
Operating Income	44,084	112,851
Other Income	(176)	1,239
Income before Interest Expense, Reorganization Items and Taxes	43,908	114,090
Interest expense	9,690	20,432
Income before Reorganization Items and Income Taxes	34,218	93,658
Reorganization Items, net	-	-
Income before Income Taxes	34,218	93,658
Income Tax Provision	173	177
Net Income	$34,045	$93,481

Corporate administrative expenses, employee compensation and benefits related costs, and depreciation for certain administrative fixed assets were allocated to INSW through June 30, 2016, in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" by and among, OSG, INSW and OBS. However, in accordance with the accounting standards for discontinued operations, only costs directly attributable to INSW are to be reported in the results from discontinued operations. As such, the allocated costs in the table above will differ from the costs allocated to INSW (and reported or to be reported by INSW) in accordance with the aforementioned cost sharing agreements as discussed further in Note 10, “Related Parties.” Total indirect costs allocated to INSW that are included in continuing operations in the consolidated statement of operations were $2,606 and $6,236 for the three and six months ended June 30, 2016, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 6 — Vessels:

Vessel Impairments and Change in Useful Lives of Vessels

The Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2016 that could indicate that the carrying amounts of the vessels in the Company’s fleet may not be recoverable as of June 30, 2017. The Company concluded that no such events or changes in circumstances had occurred.

Vessel Sales and Acquisitions

There were no vessels sold or acquired during the three and six months ended June 30, 2017 or 2016.

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

The levels of the fair value hierarchy established by ASC 820 are as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
June 30, 2017:
Assets
Cash (1)	$210,510	$210,510	$-
Total	$210,510	$210,510	$-
Liabilities
8.125% notes due 2018	$61,872	$-	$64,412
OBS Term loan	446,170	-	432,524
7.5% Election 2 notes due 2021	294	-	308
7.5% notes due 2024	390	-	380
Total	$508,726	$-	$497,624

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2016:
Assets
Cash (1)	$206,933	$206,933	$-
Total	$206,933	$206,933	$-
Liabilities
8.125% notes due 2018	$80,213	$-	$84,935
OBS Term loan	444,186	-	442,199
7.5% Election 2 notes due 2021	293	-	303
7.5% notes due 2024	390	-	392
Total	$525,082	$-	$527,829

(1)	Includes current and non-current restricted cash aggregating $5,935 and $15,844 at June 30, 2017 and December 31, 2016, respectively.

Derivatives

Interest Rate Risk

The Company manages its exposure to interest rate volatility risks by using interest rate caps and swap derivative instruments. At June 30, 2017, OBS was a party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 5, 2015 with a major financial institution covering a notional amount of $375,000 to limit the floating interest rate exposure associated with the OBS Term Loan. The Interest Rate Cap was designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap had a cap rate of 2.5% through February 5, 2017, at which time the cap rate increased to 3.0% through the termination date of February 5, 2018.

The following tables present information with respect to gains and losses on derivative positions reflected in the condensed consolidated statements of operations or in the condensed consolidated statements of other comprehensive income.

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion) for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended
	June 30,
	2017	2016
Interest Rate Cap of continuing operations	$(202)	$(15)
Interest Rate Cap of discontinued operations	-	1
Interest rate swaps of discontinued operations	-	(4,463)

Total	$(202)	$(4,477)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Six Months Ended
	June 30,
	2017	2016
Interest Rate Cap of continuing operations	$669	$1,207
Interest Rate Cap of discontinued operations	-	(1,307)
Interest rate swaps of discontinued operations	-	(15,669)

Total	$669	$(15,769)

The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations excludes hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017 were $317 and $551, respectively, and $105 and $133 for the three and six months ended June 30, 2016, respectively. These amounts represented the effective portion of loss reclassified from accumulated other comprehensive loss for interest expense associated with the Company’s interest rate caps. The amount of estimated unrealized losses that are expected to be reclassified from accumulated other comprehensive loss for interest expense associated with the Company’s interest rate caps in the next twelve months is $1,052.

See Note 12, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

At June 30, 2017 and December 31, 2016, the Company did not have any financial instruments categorized in the Level 3 fair value hierarchy.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Debt:

Exit Financing Facilities

Capitalized terms used hereafter in this Note 8 have the meanings given in this Quarterly Report on Form 10-Q or in the Company’s 2016 Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

On the Effective Date, to support the Equity Plan, OSG and its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries. On August 5, 2014, the available amounts under the OBS Term Loan were drawn in full and as of June 30, 2017, no amounts had been drawn under the OBS ABL Facility.

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

Management determined that it had Excess Cash Flow under the OBS Term Loan for the six months ended June 30, 2017 and has projected the amount of Excess Cash Flow for the twelve months ended December 31, 2017. The mandatory prepayment, which is estimated to be approximately $24,714 will be due during the first quarter of 2018, and is therefore included in current installments of long-term debt on the condensed consolidated balance sheet as of June 30, 2017.

The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $43,592 as of June 30, 2017.

The OBS ABL Facility matures on February 5, 2019. However, to the extent that any of the 8.125% notes due 2018 are outstanding on December 29, 2017, the maturity date of the OBS ABL Facility will be December 29, 2017. To remain in compliance with the OBS ABL Facility, the Company’s plan, as of June 30, 2017, is to pay off or refinance the outstanding balance on its 8.125% unsecured notes by December 29, 2017.

Unsecured Senior Notes

During the six months ended June 30, 2017, the Company repurchased and retired an aggregate principal amount of $19,083 of its 8.125% notes due 2018. The aggregate loss of $1,189 realized on this transaction during the six months ended June 30, 2017, is included in other (expense)/income in the condensed consolidated statements of operations. The net loss reflects a $264 write-off of unamortized deferred finance costs associated with the repurchased debt.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 9 — Taxes:

For the three months ended June 30, 2017 and 2016, the Company recorded income tax provisions of $1,593 and $15,075, respectively, which represent effective tax rates of 33% and 138%, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax provisions of $5,162 and $48,310, respectively, which represent effective tax rates of 37% and 136% respectively. The effective tax rate for the six months ending June 30, 2017 is greater than the statutory rate primarily as a result of an income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the six months ending June 30, 2016 is greater than the statutory rate primarily as a result of management’s determination that, prior to the spin-off of INSW, the Company could not make an assertion that OSG’s investment in INSW was essentially permanent in duration and recorded a deferred tax liability for INSW’s 2016 earnings.

As of June 30, 2017 and December 31, 2016, the Company recorded a noncurrent reserve for uncertain tax positions of $3,175 and $3,129, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $806 and $760, respectively.

The Company is currently undergoing an examination by the Internal Revenue Service of its 2012 through 2015 tax returns. As of June 30, 2017, the IRS has not proposed any adjustments and continues to issue Information Document Requests.

Note 10 — Related Parties:

Equity Method Investment

Investment in affiliated company is comprised of the Company’s 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP. In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying crude oil for BP. ATC provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.

Transition Services Agreement and Other Spin-off Related Activity

During the three and six months ended June 30, 2017, OSG earned fees totaling $49 and $126 for services provided to INSW and, during the three and six months ended June 30, 2017, incurred fees totaling $2 and $53 for services received from INSW, pursuant to the terms of the Transition Services Agreement.

Receivables from INSW aggregating $506 and $683 as of June 30, 2017 and December 31, 2016, respectively, were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between OSG and INSW, as described in Note 5, “Discontinued Operations.”

Guarantees

INSW entered into guarantee arrangements in connection with the spin-off on November 30, 2016, in favor of Qatar Liquefied Gas Company Limited (2) (“LNG Charterer”) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the “LNG Charter Party Agreements,” and such guarantees, collectively, the “LNG Performance Guarantees”).

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. In connection with the OSG LNG Performance Guarantees, INSW will pay a $125 fee per year to OSG, which is subject to escalation after 2017 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee. The maximum potential liability of the guarantee is $30,235.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

In connection with the vesting of restricted stock units during the six months ended June 30, 2016, the Company repurchased 22,113 shares of Class A common stock at an average cost of $14.67 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the six months ended June 30, 2017, the Company issued 4,477,726 shares of Class A common stock as a result of the exercise of 23,625,925 Class A warrants. During the six months ended June 30, 2016, the Company issued 6,604,494 shares of Class A common stock and 7,833 shares of Class B common stock as a result of the exercise of 35,178,898 Class A warrants and 46,997 Class B warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Common Stock

The Company awarded a total of 253,700 restricted Class A common stock shares during the three and six months ended June 30, 2017 to its non-employee directors. At the annual shareholders meeting during Q2 2017, the Company’s shareholders approved to increase this award by 1,500 shares. The weighted average grant date fair value of the Company’s stock on the measurement date of such awards was $2.68 per share. During the three and six months ended June 30, 2016, the Company awarded a total of 65,769 restricted Class A common stock shares to its non-employee directors. The weighted average grant date fair value of the Company’s stock on the measurement date of such awards was $11.86 per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.

Management Compensation — Restricted Stock Units and Stock Options

During the three and six months ended June 30, 2017, the Company respectively granted 0 and 165,010 time-based restricted stock units (“RSUs”) to its employees, including senior officers. The average grant date fair value of these awards was $4.04 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three and six months ended June 30, 2017, the Company respectively awarded 0 and 63,532 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon continuous employment through the end of the three-year performance period commencing on January 1, 2017 and ending on December 31, 2019 (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable on March 23, 2020, subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements. (The formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). The peer group will consist of companies that comprise the Standard and Poor’s Transportation Select Index during the performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s (“HRC”) certification of achievement of the performance measures and targets no later than March 31, 2020.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Both the ROIC target RSUs and the TSR target RSUs are subject to an increase up to a maximum of 47,647 target RSU’s (aggregate 95,294 target RSU’s) or decrease depending on performance against the applicable measure and targets. The ROIC Performance Goal is a performance condition which, as of June 30, 2017, management believed, was considered probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $4.04 per RSU.

During the three and six months ended June 30, 2017, the Company respectively awarded 0 and 135,804 stock options to certain senior officers. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $4.04 per share. The average grant date fair value of the options was $1.89 per option. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Note 12 — Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

	June 30,	December 31,
As of	2017	2016
Unrealized losses on derivative instruments	$(669)	$(1,019)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,806)	(7,141)
	$(7,475)	$(8,160)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during three and six months ended June 30, 2017 and 2016:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of March 31, 2017	$(871)	$(7,141)	$(8,012)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(115)	335	220
Amounts reclassified from accumulated other comprehensive income	317	-	317
Total change in accumulated other comprehensive income	202	335	537
Balance as of June 30, 2017	$(669)	$(6,806)	$(7,475)

Balance as of March 31, 2016	$(1,222)	$(8,206)	$(9,428)
Current period change, excluding amounts reclassified from
accumulated other comprehensive income	(21)	-	(21)
Amounts reclassified from accumulated other comprehensive income	37	-	37
Total change in accumulated other comprehensive loss	16	-	16
Balance as of June 30, 2016	$(1,206)	$(8,206)	$(9,412)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(200)	335	135
Amounts reclassified from accumulated other comprehensive loss	550	-	550
Total change in accumulated other comprehensive loss	350	335	685
Balance as of June 30, 2017	$(669)	$(6,806)	$(7,475)

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(11,286)	-	(11,286)
Amounts reclassified from accumulated other comprehensive loss	4,337	-	4,337
Capital effects of INSW spin - discontinued operations	60,363	10,635	70,998
Total change in accumulated other comprehensive loss	53,414	10,635	64,049
Balance as of June 30, 2016	$(1,206)	$(8,206)	$(9,412)

The income tax (benefit)/expense allocated to unrealized (losses)/gains on cash flow hedges for the three and six months ended June 30, 2017 was $(115) and $(198), respectively, and was $(8) and $19 for the three and six months ended June 30, 2016. These amounts reflected the current period change, excluding amounts reclassified from accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 13 — Leases:

1. Charters-in:

As of June 30, 2017, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:

Bareboat Charters-in:

At June 30, 2017	Amount	Operating Days
2017	$47,088	1,840
2018	91,457	3,650
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
Thereafter	31,989	1,277
Net minimum lease payments	$300,664	10,968

Certain of the bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term through December 31, 2019. Certain of the charters in the above table also provide the Company with renewal and purchase options.

2. Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain contracts of affreightment (“COAs”) for which minimum annual revenues can be reasonably estimated and the related revenue days (calendar days, less days on which vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At June 30, 2017	Amount	Revenue Days
2017	$119,622	2,113
2018	153,125	2,172
2019	78,488	938
2020	43,658	531
2021	26,624	324
Thereafter	108,050	1,250
Net minimum lease receipts	$529,567	7,328

Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $11,214 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

However, other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Such factors include, but are not limited to:

▪	the reduced diversification and heightened exposure to the Jones Act market of OSG’s business following the spin-off from OSG on November 30, 2016 of International Seaways, Inc. (INSW), which owned or leased OSG’s fleet of International Flag vessels, which may make OSG more susceptible to market fluctuations than before such spin-off;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate;
▪	the highly cyclical nature of OSG’s industry;
▪	fluctuations in the market value of vessels;
▪	declines in charter rates, including spot charter rates or other market deterioration;
▪	an increase in the supply of vessels without a commensurate increase in demand;
▪	the impact of adverse weather and natural and man-made disasters;
▪	the adequacy of OSG’s insurance to cover its losses, including maritime accidents or spill events;
▪	constraints on capital availability;
▪	changing economic, political and governmental conditions in the United States and/or abroad and general conditions in the oil and natural gas industry;
▪	public health threats;
▪	changes in fuel prices;
▪	acts of piracy on ocean-going vessels;
▪	terrorist attacks and international hostilities and instability;
▪	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business opportunities and successfully run its business in the future;
▪	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
▪	the Company’s ability to make additional capital expenditures to expand the number of vessels in its fleet and to maintain all its vessels;
▪	the Company’ ability to renew its time charters when they expire or to enter into new time charters;
▪	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
▪	concentration of customers and the loss of one or more large customers;
▪	the Company’s ability to realize benefits from its past acquisitions or other strategic transactions it may make in the future;
▪	changes in demand in specialized markets in which the Company currently trades;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

▪	increasing operating costs and capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
▪	the effects of lifting of the U.S. crude oil export ban;
▪	refusal of certain customers to use vessels of a certain age;
▪	changes in credit risk with respect to the Company’s vessels and charter income derived therefrom;
▪	the failure of contract counterparties to meet their obligations;
▪	the Company’s ability to attract, retain and motivate key employees;
▪	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries;
▪	unexpected drydock costs;
▪	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
▪	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
▪	government requisition of the Company’s vessels during a period of war or emergency;
▪	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
▪	any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery or corruption;
▪	the impact of litigation, government inquiries and investigations;
▪	the failure by INSW to satisfy the terms of agreements related to the spin-off;
▪	governmental claims against the Company;
▪	the arrest of OSG’s vessels by maritime claimants;
▪	the potential for audit or material adjustment by the IRS of certain tax benefits recognized by the Company;
▪	the Company’s ability to use its net operating loss carryforwards;
▪	the impact of a delay or disruption in implementing new technological and management systems;
▪	the impact of any potential liabilities resulting from the withdrawal from participation in multiemployer pension plans;
▪	negative publicity and the impact on our reputation; and
▪	the impact of potential changes in U.S. laws, including tax and trade.

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

Business Overview:

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 24-vessel U.S. Flag fleet consists of eight ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where typically we earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets:

The Company’s revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by the Company and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. In the Jones Act Trades within which the majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economy, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. The Company’s revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).

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

Estimated TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market decreased during the second quarter of 2017 from levels experienced during the first quarter of 2017. Both 2017 quarters decreased in comparison to the corresponding 2016 quarters. The decrease in rates and medium term employment opportunities can be attributed to an increase in both the number and spot availability of Jones Act vessels as compared to prior periods and a continuing decline in the demand for coast-wise transportation of crude oil. Price differentials favoring imports of foreign crude oil at northeastern refineries and a significant increase in the volumes of crude oil exports emanating from the Gulf of Mexico have contributed significantly to the shift in demand dynamics for domestic crude oil transportation. Notwithstanding the recovery of both price and production volumes of US crude oil from lows seen in 2016, a corresponding recovery in demand for crude oil transportation within the Jones Act trades has yet to materialize. These factors have led to the redeployment of a number of Jones Act vessels out of the crude trades into clean product trades, placing significant downward pressure on TCE rates.

As of June 30, 2017, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 93 vessels, compared with 84 vessels as of June 30, 2016. During the second quarter of 2017, there was one Product Tanker delivery and no vessels scrapped. In addition to the 93 vessels mentioned above, one late-1970s-built crude oil tanker previously deployed in the Alaskan trade is currently operating in the lower-48 coastwise trade.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The industry’s firm Jones Act orderbook as of June 30, 2017, with deliveries scheduled through the first quarter of 2018 consisted of 6 vessels (two Product Carriers and four large ATBs). The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 174,000 b/d in the second quarter of 2017 compared with 180,000 b/d in the second quarter of 2016. The decrease primarily resulted from a customer increasing the use of offshore lightering onto foreign flag Aframax tankers.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations:

During the three and six months ended June 30, 2017, shipping revenues decreased by $22,159 and $29,123 or 18.7% and 12.5%, respectively, compared to the same period in 2016. The decrease primarily resulted from weakening market conditions and reduced charter rates.

Reconciliation of time charter equivalent revenues to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Time charter equivalent revenues	$91,076	$114,741	$193,400	$226,954
Add: Voyage expenses	5,149	3,643	10,941	6,510
Shipping revenues	$96,225	$118,384	$204,341	$233,464

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2017 and 2016, between spot and fixed earnings and the related revenue days.

	2017		2016
	Spot	Fixed	Spot	Fixed
Three Months Ended June 30,	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$18,288	$63,796	$26,483	$64,830
Revenue days	173	900	24	1,057
Non-Jones Act Handysize Product Carriers:
Average rate	$28,169	$12,836	$30,492	$17,556
Revenue days	91	91	125	57
ATBs:
Average rate	$7,234	$26,047	$-	$37,054
Revenue days	202	488	-	724
Lightering:
Average rate	$69,183	$-	$76,555	$-
Revenue days	182	-	182	-

	2017		2016
	Spot	Fixed	Spot	Fixed
Six Months Ended June 30,	Earnings	Earnings	Earnings	Earnings
Jones Act Handysize Product Carriers:
Average rate	$26,361	$63,421	$26,483	$64,662
Revenue days	245	1,889	24	2,136
Non-Jones Act Handysize Product Carriers:
Average rate	$30,353	$13,997	$30,924	$18,452
Revenue days	203	159	216	148
ATBs:
Average rate	$11,856	$27,802	$-	$37,454
Revenue days	382	1,012	-	1,420
Lightering:
Average rate	$72,137	$-	$69,795	$-
Revenue days	362	-	364	-

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2017, TCE revenues decreased by $23,665, or 20.6%, to $91,076 from $114,741 in the second quarter of 2016. This decrease reflected weakening market conditions and a growing proportion of our fleet becoming exposed to the spot markets. While the total number of revenue days has remained relatively consistent from 2,169 days in 2016 to 2,127 days in 2017, the number of revenue days on spot voyages, which earned significantly lower average TCE daily rates, has almost doubled from 2016 to 2017. For the second quarter, the average daily spot rate decreased from $55,706 in 2016 to $30,509 in 2017. Additionally, industry capacity has increased while, simultaneously, coastwise crude oil shipments to domestic refineries have dropped, decreasing demand for our services. The lifting of the crude export ban, as well as additional landside pipeline capacity, has further factored into the downward pressure on rates.

Vessel expenses decreased 5.9% or $2,046 to $32,564 in the second quarter of 2017 from $34,610 in the second quarter of 2016 primarily due to cost reductions and the Omnibus Appropriations Act of 2017, signed by the President in May 2017, which approved an increase in the MSP subsidy from $3.5 million per vessel per year to $5.0 million per vessel per year. MSP subsidies are recorded as an offset to vessel expenses. Depreciation and amortization decreased by $7,586 to $15,086 in the second quarter of 2017 from $22,672 in the second quarter of 2016 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.

During the first six months of 2017, TCE revenues decreased by $33,554, or 14.8%, to $193,400 from $226,954 in the first six months of 2016. This decrease is due to weakening market conditions and a larger proportion of our fleet being traded in the spot markets. While the total number of revenue days has only slightly decreased from 4,308 days in 2016 to 4,252 days in 2017, the number of revenue days on spot voyages, which earned significantly lower average TCE daily rates, has almost doubled from 2016 to 2017. The average daily spot rate decreased from $54,485 in 2016 to $36,289 in 2017.

Vessel expenses decreased 3.3% or $2,341 to $68,173 for the six months ended June 30, 2017 from $70,514 for the same period in 2016 primarily due to the increase in the MSP subsidy (as discussed above) from $3.5 million per vessel per year to $5.0 million per vessel per year. Depreciation and amortization decreased by $14,085 to $31,711 for the six months ended June 30, 2017 from $45,796 for the same period in 2016 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2017, each vessel is expected to receive $5.0 million, subject to congressional funding, through 2020, and $5.2 million beginning in 2021. During fiscal year 2016, we received $2.7 million and $3.5 million annual subsidy for each vessel, respectively. The Company does not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses:

During the second quarter of 2017, general and administrative expenses decreased by $5,190 to $6,350 from $11,540 in the second quarter of 2016. This decrease is primarily driven by lower compensation and benefit costs due to a decrease in headcount, incentive compensation and salary related expenses as well as reduced legal, accounting and consulting fees.

During the six months ended June 30, 2017, general and administrative expenses decreased by $9,892 to $14,604 from $24,496 in the first six months of 2016. This decrease is primarily due to (i) lower compensation and benefit costs due to a decrease in headcount, incentive compensation and salary related expenses; (ii) a net decrease in legal, accounting and consulting fees; and (iii) a net decrease in rent, travel and other office related expenses.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense:

Interest expense was $9,445 and $18,802 for the three and six months ended June 30, 2017 compared with $10,862 and $22,779 for the three and six months ended June 30, 2016. The decrease in interest expense is associated with the Company’s Exit Financing Facilities and Unsecured Senior Notes versus the prior year’s comparable quarter which reflected the impact of the Company’s repurchases and prepayments of $37,345 and $59,000 in aggregate principal amount of its Exit Financing Facilities and Unsecured Senior Notes, respectively, during the second, third and fourth quarters of 2016.

Income Taxes:

For the three months ended June 30, 2017 and 2016, the Company recorded income tax provisions of $1,593 and $15,075, respectively, which represent an effective tax rate of 33% and 138%, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax provisions of $5,162 and $48,310, respectively, which represents effective tax rates of 37% and 136%, respectively. The decrease in the effective tax rate for the six month period ending June 30, 2017 compared to the six month period ending June 30, 2016 was substantially due to management’s determination that, prior to the spin-off of INSW, the Company could not make an assertion that OSG’s investment in INSW was essentially permanent in duration and recorded a deferred tax liability during 2016 for INSW’s earnings.

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

Liquidity

Working capital at June 30, 2017 was approximately $129,000 compared with approximately $181,000 at December 31, 2016. The decrease in working capital is primarily related to the reclassification of $86,579 of long-term debt to short-term at June 30, 2017 offset by increases to working capital as a result of a reduction in accounts payable, accrued expenses and other current liabilities related to payments made during the six months ended June 30, 2017 primarily related to the SEC settlement and the payout of the 2016 annual incentive plan. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) increased by $3,577 during the six months ended June 30, 2017. This increase is related to timing of accounts receivable collections and accounts payable payments at June 30, 2017 compared to December 31, 2016. These increases were offset by the use of cash for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy as well as interest payments on outstanding debt during the six-month period ended June 30, 2017.

As of June 30, 2017, we had total liquidity on a consolidated basis of $285,510, comprised of $210,510 of cash (including $5,935 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

As of June 30, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $508,726 and a total debt to total capitalization of 65.8%, compared to 67.4% at December 31, 2016.

The 8.125% unsecured notes will mature on March 30, 2018. To remain in compliance with the OBS ABL Facility, the Company’s current plan is to pay off or refinance the outstanding balance on its 8.125% unsecured notes by December 29, 2017.

Management designated cash reserves of $554 as of June 30, 2017 (compared with $5,576 at December 31, 2016) to be paid in July 2017 for the settlement of certain unsecured claims related to the Company’s emergence from bankruptcy, of which $5,000 was paid in February 2017, representing the majority of change in cash reserves from December 31, 2016. These restricted cash reserves will continue to be subject to adjustment based upon the settlement of claims. Additionally, restricted cash as of June 30, 2017 included $5,381 of legally restricted cash in current assets related to the Unsecured Senior Notes.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the three months ended June 30, 2017 was $23,733. In addition to operating cash flows, our other sources of funds may include additional borrowings as permitted under the Exit Financing Facilities, proceeds from issuances of equity securities and proceeds from the opportunistic sales of our vessels. In the past we also have been able to obtain funds from the issuance of long-term debt securities. We may in the future complete transactions consistent with achieving the objectives of our business plan.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

We did not repurchase any shares of our stock during the three and six months ended June 30, 2017. Under an October 2015 Board resolution, the Company is authorized to repurchase up to $200,000 worth of the Company’s Class A and Class B common stock and warrants.

During the three and six months ended June 30, 2017, we repurchased and retired $4,583 and $19,083, respectively, of our 2018 Notes.

The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the OBS Term Loan. After dividend distributions to the Parent Company of $50,000 during the six month period ended June 30, 2017, the Available Amount for additional cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $43,592 as of June 30, 2017.

Off-Balance Sheet Arrangements

In accordance with the Separation and Distribution Agreement, we continue to guarantee debt and other obligations of certain of INSW’s equity method investees. The debt and other obligations are primarily due to banks in connection with financing the purchase and conversion of vessels and equipment used in the relevant joint venture operations. As of June 30, 2017, the maximum potential amount of future principal payments (undiscounted) that we could be required to make relating to such equity method investee’s secured bank debt and interest rate swaps was $30,235 and the carrying amount of the liability related to this guarantee was $0. In connection with the continuing OSG guarantee, INSW pays a $125 fee per year to us, which is subject to escalation after 2017. INSW has agreed to indemnify us for liabilities arising from the continuing OSG guarantees pursuant to the terms of the Separation and Distribution Agreement.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2017, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 20, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over a 24-month period ending October 2017, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company. Shares owned by employees and directors of the Company are not eligible for repurchase under this program. There were no purchases made by the Company pursuant to the authorized buyback program during the three and six months ended June 30, 2017. The remaining buyback authorization as of June 30, 2017 was approximately $77,025.

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 9, 2017	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

4.1	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan, as amended and restated (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2017 and incorporated herein by reference) (No. 333-218554).

10.1	Letter Agreement, by and between Overseas Shipholding Group, Inc. and Richard Trueblood, dated as of July 17, 2017 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2017 and incorporated herein by reference) (No. 001-06479).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

