Form 10-Q
period 2017-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2017-11-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of November 6, 2017: Class A common stock, par value $0.01–75,043,166 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 6, 2017 for the purchase of 12,711,510 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$199,729	$191,089
Restricted cash	3,856	7,272
Voyage receivables, including unbilled of $9,900 and $12,593	20,773	23,456
Income tax receivable	563	877
Receivable from INSW	506	683
Other receivables	2,030	2,696
Inventories, prepaid expenses and other current assets	12,056	12,243
Total Current Assets	239,513	238,316
Restricted cash - non current	—	8,572
Vessels and other property, less accumulated depreciation of $215,431 and $213,173	647,660	684,468
Deferred drydock expenditures, net	23,759	31,172
Total Vessels, Other Property and Deferred Drydock	671,419	715,640
Investments in and advances to affiliated companies	38	3,694
Intangible assets, less accumulated amortization of $49,833 and $46,383	42,167	45,617
Other assets	22,711	18,658
Total Assets	$975,848	$1,030,497

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$29,286	$57,528
Current installments of long-term debt	71,554	—
Total Current Liabilities	100,840	57,528
Reserve for uncertain tax positions	3,198	3,129
Long-term debt	420,098	525,082
Deferred income taxes, net	142,827	141,457
Other liabilities	49,615	48,969
Total Liabilities	716,578	776,165

Equity:
Common stock	753	702
Paid-in additional capital	584,940	583,526
Accumulated deficit	(319,402)	(321,736)
	266,291	262,492
Accumulated other comprehensive loss	(7,021)	(8,160)
Total Equity	259,270	254,332
Total Liabilities and Equity	$975,848	$1,030,497
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shipping Revenues:

Time and bareboat charter revenues	$56,911	$90,507	$208,794	$286,610
Voyage charter revenues	36,359	23,673	88,817	61,034
	93,270	114,180	297,611	347,644

Operating Expenses:
Voyage expenses	8,388	4,531	19,329	11,041
Vessel expenses	33,159	36,839	101,332	107,353
Charter hire expenses	23,053	23,083	68,486	68,809
Depreciation and amortization	14,390	22,905	46,100	68,701
General and administrative	6,493	10,241	21,081	34,610
Severance costs	—	2,238	16	2,238
Loss on disposal of vessels and other property, including impairments	7,353	97,782	7,353	97,909
Total operating expenses	92,836	197,619	263,697	390,661
Operating income/(loss)	434	(83,439)	33,914	(43,017)
Other expense	(423)	(2,832)	(1,053)	(2,096)
Income/(loss) before interest expense, reorganization items and income taxes	11	(86,271)	32,861	(45,113)
Interest expense	(9,474)	(10,607)	(28,277)	(33,386)
(Loss)/income before reorganization items and income taxes	(9,463)	(96,878)	4,584	(78,499)
Reorganization items, net	46	(5,732)	(198)	11,318
(Loss)/income from continuing operations before income taxes	(9,417)	(102,610)	4,386	(67,181)
Income tax benefit/(provision) from continuing operations	3,110	49,755	(2,052)	1,445
(Loss)/income from continuing operations	(6,307)	(52,855)	2,334	(65,736)
(Loss)/income from discontinued operations	—	(45,884)	—	47,597
Net (loss)/income	$(6,307)	$(98,739)	$2,334	$(18,139)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	87,822,274	89,363,106	87,832,949	92,108,745
Diluted - Class A	87,822,274	89,363,106	88,031,375	92,108,745
Basic and Diluted - Class B	—	—	—	712,976

Per Share Amounts:
Basic and diluted net income/(loss) - Class A from continuing operations	$(0.07)	$(0.59)	$0.03	$(0.79)
Basic and diluted net income - Class A from discontinued operations	$—	$(0.51)	$—	$0.57
Basic and diluted net income - Class A	$(0.07)	$(1.10)	$0.03	$(0.22)

Basic and diluted net income/(loss) - Class B from continuing operations	$—	$—	$—	$9.93
Basic and diluted net income - Class B from discontinued operations	$—	$—	$—	$(6.60)
Basic and diluted net income - Class B	$—	$—	$—	$3.32

Cash dividends declared - Class A	$—	$—	$—	$0.48
Cash dividends declared - Class B	$—	$—	$—	$1.56

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss)/income	$(6,307)	$(98,739)	$2,334	$(18,139)
Other comprehensive income, net of tax:
Net change in unrealized gains/(losses) on cash flow hedges	415	6,329	616	(1,143)
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(38)	(3)	(105)	(14)
Net change in unrecognized actuarial losses	226	353	628	1,363
Other comprehensive income	603	6,679	1,139	206
Comprehensive (loss)/income	$(5,704)	$(92,060)	$3,473	$(17,933)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income/(loss)	$2,334	$(18,139)
Income from discontinued operations	—	47,597
Income/(loss) from continuing operations	2,334	(65,736)
Items included in net income/(loss) from continuing operations not affecting cash flows:
Depreciation and amortization	46,100	68,701
Loss on write-down of vessels	7,353	—
Amortization of debt discount and other deferred financing costs	3,971	4,637
Compensation relating to restricted stock/stock unit and stock option grants	2,526	3,768
Deferred income tax provision/(benefit)	1,423	(5,624)
Reorganization items, non-cash	(25)	5,392
Other – net	2,361	1,732
Loss on repurchase of debt, net	1,999	2,531
Distributions from INSW	—	202,000
Distributed earnings of affiliated companies	3,656	3,789
Payments for drydocking	(4,833)	(5,307)
SEC, Bankruptcy and IRS claim payments	(5,000)	(7,136)
Changes in operating assets and liabilities	(25,025)	8,177
Net cash provided by operating activities	36,840	216,924
Cash Flows from Investing Activities:
Change in restricted cash	11,988	5,011
Expenditures for other property	(11)	(583)
Net cash provided by investing activities	11,977	4,428
Cash Flows from Financing Activities:
Cash dividends paid	—	(31,910)
Payments on debt	—	(52,667)
Extinguishment of debt	(39,115)	(102,902)
Repurchases of common stock and common stock warrants	—	(119,343)
Tax withholding on share-based awards	(1,062)	—
Net cash used in financing activities	(40,177)	(306,822)
Net increase/(decrease) in cash and cash equivalents from continuing operations	8,640	(85,470)
Cash and cash equivalents at beginning of period	191,089	193,978
Cash and cash equivalents at end of period	$199,729	$108,508

Cash flows from discontinued operations:
Cash flows provided by operating activities	$—	$131,148
Cash flows provided by investing activities	—	25,839
Cash flows used in financing activities	—	(355,686)
Net decrease in cash and cash equivalents from discontinued operations	$—	$(198,699)
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2016	$702	$583,526	$(321,736)	$(8,160)	$254,332
Net Income	—	—	2,334	—	2,334
Other comprehensive income	—	—	—	1,139	1,139
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(1,066)	—	—	(1,061)
Compensation related to Class A options granted and restricted stock awards	—	2,526	—	—	2,526
Conversion of Class A warrants to common stock	46	(46)	—	—	—
Balance at September 30, 2017	$753	$584,940	$(319,402)	$(7,021)	$259,270

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 75,034,126 Class A shares outstanding as of September 30, 2017.

(2)	Includes 66,950,446 outstanding Class A warrants as of September 30, 2017.

(3)	Amounts are net of tax.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Reorganization Items, net
Reorganization items net, represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Trustee fees	$—	$30	$5	$90
Professional fees	(46)	822	193	1,849
Litigation settlement, net	—	—	—	(20,359)
Litigation settlement due to class action plaintiffs	—	—	—	2,136
Litigation settlement due to Class B warrant holders	—	—	—	86
Provision for claims	—	4,880	$—	$4,880
	$(46)	$5,732	$198	$(11,318)
On February 12, 2016, the Company entered into an agreement with Proskauer Rose, LLP and four of its partners (“Proskauer Plaintiffs”) to settle a malpractice suit filed by the Company in March 2014. Settlement proceeds totaling $20,359 net of all related out-of-pocket expenses, including legal fees, incurred by the Company during the nine months ended September 30, 2016 are included in litigation settlement, net in the table above.
In addition, pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 during the nine months ended September 30, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs through the date of settlement. Further, as required by the Equity Plan, the Company’s Amended and Restated Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B stockholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to the Company’s Class B stockholders and was recorded as a reduction of retained earnings.
Cash paid for reorganization items, excluding the SEC and Proskauer related settlement amounts noted above, were $64 and $223 for the three and nine month periods ended September 30, 2017, respectively, and $668 and $1,756 for the three and nine month periods ended September 30, 2016, respectively.
Note 3 — Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize substantial increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard. As of September 30, 2017, the contractual obligations for the Company’s leased vessels was approximately $277,000.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. For public companies, the revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Management will apply the modified retrospective transition method. We are undertaking a comprehensive approach to assess the impact of the standard. We are also collaborating with other companies in the industry to consider the impact of the standard on business assumptions, processes, systems, controls and disclosures. We are still assessing the need for changes to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

We continue to make progress on our implementation of this standard, the preliminary results of which indicate that there will possibly be a change to the timing of revenue recognition under spot voyage contracts. This could impact the shipping industry’s use of time charter equivalent revenues as a means of measuring performance and comparing results amongst industry participants. Our initial assessments may change as we continue to refine these assumptions.

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
Class A
There were 253,700 and 151,673 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine month periods ended September 30, 2017, respectively, and 65,769 and 49,036 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine month periods ended September 30, 2016, respectively. Such participating securities were allocated a portion of income under the two-class method for the three and nine months ended September 30, 2017 and 2016.
The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of September 30, 2017, there were 430,633 shares of Class A restricted stock units and 384,084 Class A stock options outstanding which were considered to be potentially dilutive securities. As of September 30, 2016, there were 602,454 shares of Class A restricted stock units and 718,227 Class A stock options outstanding which were considered to be potentially dilutive securities.
Class B
There are no participating securities or potentially dilutive securities relating to the Class B common stock. The Class B shares were all converted to Class A shares in May 2016.
The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income/(loss) from continuing operations	$(6,307)	$(52,855)	$2,334	$(65,736)
Income/(loss) from discontinued operations	—	(45,884)	—	47,597
Net income	$(6,307)	$(98,739)	$2,334	$(18,139)

Weighted average common shares outstanding:
Class A common stock - basic	87,822,274	89,363,106	87,832,949	92,108,745
Class A common stock - diluted	87,822,274	89,363,106	88,031,375	92,108,745
Class B common stock - basic and diluted	—	—	—	712,976
For the nine months ended September 30, 2017, there were 198,426 dilutive equity awards outstanding. Awards of 547,452 and 759,100 (which includes restricted stock units and stock options) for the three and nine months ended September 30, 2017 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 5 — Discontinued Operations:
As discussed in Note 1, on November 30, 2016, the Company completed the separation of its business into two independent publicly-traded companies through the spin-off of INSW. In connection with the spin-off, OSG and INSW entered into a number of agreements that provide a framework for governing the relationships between the parties going forward.

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
Transition Services Agreement
OSG and INSW entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specified the calculation of the costs for these services. Pursuant to the terms of the TSA, OSG was to provide certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW had agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement provided for termination 30 days after the expiration or termination of all of the services provided thereunder. During the second quarter of 2017, this agreement terminated.
Employee Matters Agreement
OSG and INSW entered into an employee matters agreement (the “Employee Matters Agreement”), which addressed the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which INSW employees participated, including equity incentive plans. The Employee Matters Agreement also governed the transfer of employees between OSG and INSW in connection with the Distribution and set forth certain obligations for reimbursements and indemnities between OSG and INSW. During the second quarter of 2017, this Employee Matters Agreement terminated.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Results of Discontinued Operations
The table below presents statements of operations data for INSW, which has been classified as discontinued operations for the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Shipping revenues:
Pool revenues	$42,854	$200,088
Time and bareboat charter revenues	24,011	74,355
Voyage charter revenues	13,905	38,066
	80,770	312,509
Operating expenses:
Voyage expenses	3,605	9,679
Vessel expenses	35,403	104,941
Charter hire expenses	9,612	26,422
Depreciation and amortization	20,303	60,183
General and administrative	6,872	16,012
Spin-off related costs	1,963	3,186
Gain on disposal of vessels and other property, including impairments	49,640	49,468
Total operating expenses	127,398	269,891
(Loss)/income from vessel operations	(46,628)	42,618
Equity in income of affiliated companies	12,487	36,093
Operating (loss)/income	(34,141)	78,711
Other expense	(2,244)	(1,006)
(Loss)/income before interest expense and taxes	(36,385)	77,705
Interest expense	(9,519)	(29,951)
(Loss)/income before income taxes	(45,904)	47,754
Income tax benefit/(provision)	20	(157)
Net (loss)/income	$(45,884)	$47,597
Corporate administrative expenses, employee compensation and benefits related costs, and depreciation for certain administrative fixed assets were allocated to INSW through September 30, 2016, in accordance with the Shared Services and Cost Sharing Agreement and the Cost Sharing Agreement by and among, OSG, INSW and OBS. However, in accordance with the accounting standards for discontinued operations, only costs directly attributable to INSW are to be reported in the results from discontinued operations. As such, the allocated costs in the table above will differ from the costs allocated to INSW (and reported or to be reported by INSW) in accordance with the aforementioned cost sharing agreements as discussed further in Note 10, “Related Parties.” Total indirect costs allocated to INSW that are included in continuing operations in the consolidated statement of operations were $710 and $6,946 for the three and nine months ended September 30, 2016, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 6 — Vessels:
There were no vessels sold or acquired during the three and nine months ended September 30, 2017 or 2016.
Note 7 — Fair Value Measurements, Derivatives and Fair Value Disclosures:
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
The levels of the fair value hierarchy established by ASC 820 are as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
September 30, 2017:
Assets
Cash (1)	$203,585	$203,585	$—
Total	$203,585	$203,585	$—
Liabilities
8.125% notes due 2018	$43,765	$—	$45,074
OBS Term loan	447,202	—	434,527
7.5% Election 2 notes due 2021	301	—	307
7.5% notes due 2024	384	—	380
Total	$491,652	$—	$480,288

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2016:
Assets
Cash (1)	$206,933	$206,933	$—
Total	$206,933	$206,933	$—
Liabilities
8.125% notes due 2018	$80,213	$—	$84,935
OBS Term loan	444,186	—	442,199
7.5% Election 2 notes due 2021	293	—	303
7.5% notes due 2024	390	—	392
Total	$525,082	$—	$527,829

(1)	Includes current and non-current restricted cash aggregating $3,856 and $15,844 at September 30, 2017 and December 31, 2016, respectively.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel Impairments
During the third quarter of 2017, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate that the carrying amounts of the vessels in the Company's fleet may not be recoverable. The Company concluded that the decline in previously forecasted cash flows on one of the eight ATBs, due to a change in its expected deployment, constituted an impairment triggering event as of September 30, 2017. Based on the Company's analysis, an impairment charge of $7,353 was recorded to write down the carrying value of the ATB to its estimated fair value as of September 30, 2017.

The principal assumption used in our analysis consisted of the estimated salvage value based on a third party quote, which is considered a Level 3 input.

Derivatives

Interest Rate Risk

The Company manages its exposure to interest rate volatility risks by using interest rate caps and swap derivative instruments. At September 30, 2017, OBS was a party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 5, 2015 with a major financial institution covering a notional amount of $375,000 to limit the floating interest rate exposure associated with the OBS Term Loan. The Interest Rate Cap was designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap had a cap rate of 2.5% through February 5, 2017, at which time the cap rate increased to 3.0% through the termination date of February 5, 2018.
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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion) for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	2017	2016
Interest Rate Cap of continuing operations	$(265)	$(65)
Interest Rate Cap of discontinued operations	—	65
Interest rate swaps of discontinued operations	—	2,303
Total	$(265)	$2,303

	Nine Months Ended September 30,
	2017	2016
Interest Rate Cap of continuing operations	$403	$1,142
Interest Rate Cap of discontinued operations	—	(1,242)
Interest rate swaps of discontinued operations	—	(13,367)
Total	$403	$(13,467)
The effect of cash flow hedging relationships on the unaudited condensed consolidated statement of operations excludes hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2017 were $415 and $964, respectively, and $101 and $4,438 for the three and nine months ended September 30, 2016, respectively. These amounts represented the effective portion of loss reclassified from accumulated other comprehensive loss for interest expense associated with the Company’s interest rate caps. The amount of estimated unrealized losses that are expected to be reclassified from accumulated other comprehensive loss for interest expense associated with the Company’s interest rate caps in the next twelve months is not significant.
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

On the Effective Date, to support the Equity Plan, OSG and its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries. On August 5, 2014, the available amounts under the OBS Term Loan were drawn in full and as of September 30, 2017, no amounts had been drawn under the OBS ABL Facility.

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
Management determined that it had Excess Cash Flow under the OBS Term Loan for the nine months ended September 30, 2017 and has projected the amount of Excess Cash Flow for the twelve months ended December 31, 2017. The mandatory prepayment, which is estimated to be approximately $27,800 will be due during the first quarter of 2018, and is therefore included in current installments of long-term debt on the condensed consolidated balance sheet as of September 30, 2017.
The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $43,592 as of September 30, 2017.
The OBS ABL Facility matures on February 5, 2019. However, to the extent that any of the 8.125% notes due 2018 are outstanding on December 29, 2017, the maturity date of the OBS ABL Facility will be December 29, 2017. To remain in compliance with the OBS ABL Facility, the Company’s plan, as of September 30, 2017, is to pay off or refinance the outstanding balance on its 8.125% unsecured notes by December 29, 2017.
Unsecured Senior Notes
During the nine months ended September 30, 2017, the Company repurchased and retired an aggregate principal amount of $37,537 of its 8.125% notes due 2018. The aggregate loss of $1,999 realized on these transactions during the nine months ended September 30, 2017, is included in other (expense)/income in the condensed consolidated statements of operations. The net loss reflects a $421 write-off of unamortized deferred finance costs associated with the repurchased debt.
Note 9 — Taxes:
For the three months ended September 30, 2017 and 2016, the Company recorded income tax benefits of $3,110 and $49,755, respectively, which represent effective tax rates of 33% and 48%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax (provision)/benefit of $(2,052) and $1,445, respectively, which represent effective tax rates of 47% and 2%, respectively. The effective tax rate for the nine months ending September 30, 2017 is greater than the statutory rate primarily due to an income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the nine months ending September 30, 2016 is less than the statutory rate primarily as a result of non-deductible professional fees in 2016 in preparation of the separation of the domestic and international business units.
As of September 30, 2017 and December 31, 2016, the Company recorded a noncurrent reserve for uncertain tax positions of $3,198 and $3,129, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest of $830 and $760, respectively.
The Company is currently undergoing an examination by the Internal Revenue Service of its 2012 through 2015 tax returns. As of September 30, 2017, the IRS has not proposed any material adjustments and continues to issue Information Document Requests.
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
Transition Services Agreement and Other Spin-off Related Activity
During the three and nine months ended September 30, 2017, OSG earned fees totaling $0 and $126 for services provided to INSW and, during the three and nine months ended September 30, 2017, incurred fees totaling $0 and $53 for services received from INSW, pursuant to the terms of the Transition Services Agreement.
Receivables from INSW aggregating $506 and $683 as of September 30, 2017 and December 31, 2016, respectively, were primarily in relation to the spin-related agreements (Transition Services, Separation and Distribution and Employee Matters Agreements) between OSG and INSW, as described in Note 5, “Discontinued Operations.”
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
In connection with the vesting of restricted stock units during the nine months ended September 30, 2016, the Company repurchased 25,885 shares of Class A common stock at an average cost of $14.06 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.
Warrant Conversions
During the nine months ended September 30, 2017, the Company issued 4,477,726 shares of Class A common stock as a result of the exercise of 23,625,925 Class A warrants. During the nine months ended September 30, 2016, the Company issued 8,164,351 shares of Class A common stock and 7,833 shares of Class B common stock as a result of the exercise of 43,395,528 Class A warrants and 46,997 Class B warrants, respectively.
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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Director Compensation — Restricted Stock Units and Restricted Common Stock

The Company awarded a total of 0 and 253,700 restricted Class A common stock units during the three and nine months ended September 30, 2017, respectively, to its non-employee directors. At the annual shareholders meeting during the second quarter of 2017, the Company’s shareholders approved to increase this award by 1,500,000 shares. The weighted average grant date fair value of the Company’s stock on the measurement date of such awards was $2.68 per share. During the nine months ended September 30, 2016, the Company awarded a total of 65,769 restricted Class A common stock shares to its non-employee directors. The weighted average grant date fair value of the Company’s stock on the measurement date of such awards was $11.86 per share. Such restricted shares awards vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The restricted share awards granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards otherwise has all rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common shareholders generally.
Management Compensation — Restricted Stock Units and Stock Options
During the three and nine months ended September 30, 2017, the Company respectively granted 0 and 165,010 time-based restricted stock units (“RSUs”) to its employees, including senior officers. The average grant date fair value of these awards was $4.04 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.
During the three and nine months ended September 30, 2017, the Company respectively awarded 0 and 63,532 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon continuous employment through the end of the three-year performance period commencing on January 1, 2017 and ending on December 31, 2019 (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). The peer group will consist of companies that comprise the Standard and Poor’s Transportation Select Index during the performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s (“HRC”) certification of achievement of the performance measures and targets no later than March 31, 2020.
Both the ROIC target RSUs and the TSR target RSUs are subject to an increase up to a maximum of 47,647 target RSUs (aggregate 95,294 target RSU’s) or decrease depending on performance against the applicable measure and targets. The ROIC Performance Goal is a performance condition which, as of September 30, 2017, management believed, was considered probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized. The grant date fair value of the TSR based performance awards, which has a market condition, was determined to be $4.04 per RSU.
During the three and nine months ended September 30, 2017, the Company respectively awarded 0 and 135,804 stock options to certain senior officers. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $4.04 per share. The average grant date fair value of the options was $1.89 per option. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 12 — Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2017	December 31, 2016
Unrealized losses on derivative instruments	$(403)	$(1,019)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,618)	(7,141)
Accumulated other comprehensive loss	$(7,021)	$(8,160)
The following table present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during three and nine months ended September 30, 2017 and 2016:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of June 30, 2017	$(669)	$(6,806)	$(7,475)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(149)	188	39
Amounts reclassified from accumulated other comprehensive income	415	—	415
Total change in accumulated other comprehensive income	266	188	454
Balance as of September 30, 2017	$(403)	$(6,618)	$(7,021)

Balance as of June 30, 2016	$(1,206)	$(8,206)	$(9,412)
Current period change, excluding amounts reclassified from
accumulated other comprehensive income	(36)	—	(36)
Amounts reclassified from accumulated other comprehensive income	101	—	101
Total change in accumulated other comprehensive loss	65	—	65
Balance as of September 30, 2016	$(1,141)	$(8,206)	$(9,347)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(348)	523	175
Amounts reclassified from accumulated other comprehensive loss	964	—	964
Total change in accumulated other comprehensive loss	616	523	1,139
Balance as of September 30, 2017	$(403)	$(6,618)	$(7,021)

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from
accumulated other comprehensive loss	(11,322)	—	(11,322)
Amounts reclassified from accumulated other comprehensive loss	4,438	—	4,438
Capital effects of INSW spin - discontinued operations	60,363	10,635	70,998
Total change in accumulated other comprehensive loss	53,479	10,635	64,114
Balance as of September 30, 2016	$(1,141)	$(8,206)	$(9,347)
The income tax benefit allocated to unrealized losses on cash flow hedges for the three and nine months ended September 30, 2017 was $150 and $349, respectively, and was $36 and $18 for the three and nine months ended September 30, 2016. These amounts reflected the current period change, excluding amounts reclassified from accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 13 — Leases:
Charters-in:
As of September 30, 2017, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the condensed consolidated statements of operations. The future minimum commitments and related number of operating days under these operating leases are as follows:
Bareboat Charters-in:

At September 30, 2017	Amount	Operating Days
2017	$23,067	920
2018	91,457	3,650
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
Thereafter	31,989	1,277
Net minimum lease payments	$276,643	10,048
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
Charters-out:
The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and certain contracts of affreightment (“COAs”) for which minimum annual revenues can be reasonably estimated and the related revenue days (calendar days, less days on which vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At September 30, 2017	Amount	Revenue Days
2017	$57,238	957
2018	150,529	2,147
2019	78,488	938
2020	43,658	531
2021	26,624	324
Thereafter	108,050	1,250
Net minimum lease receipts	$464,587	6,147
Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $5,607 (2017), $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

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
Business Overview:
OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 24-vessel U.S. Flag fleet consists of eight ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where typically we earn freight revenue at spot market rates.
The following is a discussion and analysis of our financial condition as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion and analysis. You should read this section together with the condensed consolidated financial statements, including the notes thereto. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.
All dollar amounts are in thousands, except daily dollar amounts and per share amounts.
Operations and Oil Tanker Markets:
Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In the Jones Act Trades within which the majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economy, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).
We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, we seek, over time, to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium term charters or contracts of affreightment. Medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As such, during periods of uncertainty in our markets, more of our vessels could be exposed to the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent ("TCE") revenues and TCE rates, which are non-GAAP measures and represents GAAP shipping revenues, less voyage expenses and TCE revenues divided by revenue days, respectively. These measures are used because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.
TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the third quarter of 2017 from levels experienced during the second quarter of 2017. We experienced disruptions in revenue days due to hurricane activity during the quarter; however, this was partially mitigated by recoveries from customers. There was also a temporary spike in demand for transportation capacity subsequent to the hurricanes. This led to an increase in TCE rates. Subsequent to the end of the quarter, rates have declined. During the nine months ended September 30, 2017, TCE rates decreased in comparison to the corresponding period in 2016. The decrease in rates and medium-term employment opportunities can be attributed to an increase in both the number and spot availability of Jones Act vessels, as compared to, prior periods and continued weak demand for coast-wise transportation of crude oil. Price differentials favoring imports of foreign crude oil at northeastern refineries and a significant increase in the volumes of crude oil exports emanating from the Gulf of Mexico have contributed significantly to the shift in demand dynamics for domestic crude oil transportation. Notwithstanding the recovery of both price and production volumes of US crude oil from lows seen in 2016, a corresponding recovery in demand for crude oil transportation within the Jones Act trades has yet to materialize. These factors have led to the redeployment of a number of Jones Act vessels out of the crude trades into clean product trades, placing significant downward pressure on TCE rates.
As of September 30, 2017, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 96 vessels, compared with 86 vessels as of September 30, 2016. During the third quarter of 2017, there was one Product Tanker delivery and one large ATB delivery and no vessels scrapped. In addition to the 96 vessels mentioned above, one late-1970s-built crude oil tanker previously deployed in the Alaskan trade is currently operating in the lower-48 coastwise trade.
The industry’s firm Jones Act orderbook as of September 30, 2017, with deliveries scheduled through the first quarter of 2018 consisted of four vessels (one Product Carrier and three large ATBs). We do not have any Jones Act vessels on order.
Delaware Bay lightering volumes averaged 170,000 b/d in the third quarter of 2017 compared with 156,000 b/d in the third quarter of 2016. The increase primarily resulted from increased demand from one customer.
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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations:
During the three and nine months ended September 30, 2017, shipping revenues decreased by $20,910 and $50,033 or 18.3% and 14.4%, respectively, compared to the same period in 2016. The decrease primarily resulted from weakening market conditions and reduced charter rates.
Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Time charter equivalent revenues	$84,882	$109,649	$278,282	$336,603
Add: Voyage expenses	8,388	4,531	19,329	11,041
Shipping revenues	$93,270	$114,180	$297,611	$347,644

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2017 and 2016, between spot and fixed earnings and the related revenue days.

	2017		2016
Three Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$24,466	$64,553	$28,416	$65,175
Revenue days	367	732	92	995
Non-Jones Act Handysize Product Carriers:
Average rate	$35,054	$—	$37,214	$—
Revenue days	179	—	181	—
ATBs:
Average rate	$8,360	$25,331	$—	$33,876
Revenue days	280	355	—	729
Lightering:
Average rate	$59,857	$—	$58,387	$—
Revenue days	184	—	184	—

	2017		2016
Nine Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$25,224	$63,737	$27,952	$64,825
Revenue days	612	2,621	116	3,131
Non-Jones Act Handysize Product Carriers:
Average rate	$32,543	$14,031	$33,798	$18,452
Revenue days	382	159	397	148
ATBs:
Average rate	$10,378	$27,159	$—	$36,240
Revenue days	662	1,367	—	2,149
Lightering:
Average rate	$67,998	$—	$65,965	$—
Revenue days	546	—	548	—

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Vessel Operating Contribution
Vessel Operating Contribution, a non-GAAP measure, is TCE revenues minus vessel expenses and charter hire expenses.
Our “niche market activities”, which includes Delaware Bay lightering, MSP vessels and shuttle tankers, continue to provide a stable operating platform underlying our total US Flag operations. These vessels’ operations are insulated from the forces affecting the broader Jones Act market.
The following table sets forth the contribution of our vessels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Niche Market Activities	$26,724	$25,372	$79,500	$76,678
Jones Act Handysize Tankers	(2,962)	7,419	7,162	29,603
ATBs	4,927	16,840	21,860	54,032
Vessel Operating Contribution	$28,689	$49,631	$108,522	$160,313
During the third quarter of 2017, TCE revenues decreased by $24,767, or 22.6%, to $84,882 compared to $109,649 in the third quarter of 2016. This decrease reflected weakening market conditions and a growing proportion of our fleet becoming exposed to the spot markets. While the total number of revenue days remained relatively consistent from 2,181 days in 2016 to 2,097 days in 2017, the number of revenue days on spot voyages, which earned significantly lower average TCE daily rates, almost doubled from 2016 to 2017. For the third quarter, the average daily spot rate decreased from $43,968 in 2016 to $28,325 in 2017.Vessel expenses decreased 10.0%, or $3,680, to $33,159 in the third quarter of 2017 from $36,839 in the third quarter of 2016 primarily due to cost reductions during 2017 as well as the Omnibus Appropriations Act of 2017, signed by the President in May 2017, which approved increases in the MSP subsidy from $3.5 million per vessel per year to $5.0 million per vessel per year. MSP subsidies are recorded as an offset to vessel expenses. Depreciation and amortization decreased by $8,515 to $14,390 in the third quarter of 2017 from $22,905 in the third quarter of 2016 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
During the first nine months of 2017, TCE revenues decreased by $58,321, or 17.3%, to $278,282 from $336,603 in the first nine months of 2016. This decrease was due to weaker market conditions and a larger proportion of our fleet being traded in the spot markets. While the total number of revenue days has only slightly decreased from 6,489 days in 2016 to 6,349 days in 2017, the number of revenue days on spot voyages, which earned significantly lower average TCE daily rates, almost doubled from 2016 to 2017. The average daily spot rate decreased from $34,071 in 2016 to $32,642 in 2017.
Vessel expenses decreased 5.6% or $6,021 to $101,332 for the nine months ended September 30, 2017 from $107,353 for the same period in 2016 primarily due to cost reductions during 2017 and due to the increase in the MSP subsidy (as discussed above) from $3.5 million per vessel per year to $5.0 million per vessel per year. Depreciation and amortization decreased by $22,601 to $46,100 for the nine months ended September 30, 2017 from $68,701 for the same period in 2016 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
Two of our reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2017, we will receive $5.0 million for each vessel. This funding level will continue through 2020, and $5.2 million beginning in 2021, subject to congressional funding. During fiscal year 2016, we received $2.7 million and $3.5 million annual subsidy for each vessel, respectively. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses:
During the third quarter of 2017, general and administrative expenses decreased by $3,748 to $6,493 from $10,241 in the third quarter of 2016. This decrease is primarily driven by lower compensation and benefit costs due to a decrease in headcount, incentive compensation and salary related expenses as well as reduced legal, accounting and consulting fees.
During the nine months ended September 30, 2017, general and administrative expenses decreased by $13,529 to $21,081 from $34,610 in the first nine months of 2016. This decrease is primarily due to (i) lower compensation and benefit costs due to a decrease in headcount, incentive compensation and salary related expenses; (ii) a decrease in legal, accounting and consulting fees; and (iii) a decrease in rent, travel and other office related expenses.
Interest Expense:
Interest expense was $9,474 and $28,277 for the three and nine months ended September 30, 2017 compared with $10,607 and $33,386 for the three and nine months ended September 30, 2016. The decrease in interest expense is primarily associated with the impact of repurchases of the Company's Unsecured Senior Notes during 2017 and 2016 for $37,537 and $37,345, respectively, as well as prepayments of $59,000 during 2016 for the Company’s Exit Financing Facilities.
Income Taxes:
For the three months ended September 30, 2017 and 2016, the Company recorded income tax benefits of $3,110 and $49,755, respectively, which represent an effective tax rate of 33% and 48%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded income tax provision/(benefit) of $2,052 and $(1,445), respectively, which represents effective tax rates of 47% and 2%, respectively. The effective tax rate for the nine months ended September 30, 2017 is greater than the statutory tax rate primarily as a result of an income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the nine months ended September 30, 2016 is less than the statutory rate primarily as a result of non-deductible professional fees in 2016 in preparation of the separation of the domestic and international business units.
Liquidity and Sources of Capital:
Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.
Liquidity
Working capital at September 30, 2017 was approximately $139,000 compared with approximately $181,000 at December 31, 2016. The decrease in working capital is primarily related to the reclassification of $71,554 of long-term debt to short-term at September 30, 2017 offset by increases to working capital as a result of a reduction in accounts payable, accrued expenses and other current liabilities related to payments made during the nine months ended September 30, 2017 primarily related to the SEC settlement and the payout of the 2016 annual incentive plan. Current assets are highly liquid, consisting principally of cash, interest-bearing deposits and receivables. The Company’s total cash (including restricted cash) decreased by $3,348 during the nine months ended September 30, 2017. This decrease is related to timing of accounts receivable collections and accounts payable payments at September 30, 2017 compared to December 31, 2016.
As of September 30, 2017, we had total liquidity on a consolidated basis of $278,585, comprised of $203,585 of cash (including $3,856 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.
As of September 30, 2017, we had total debt outstanding (net of original issue discount and deferred financing costs) of $491,652 and a total debt to total capitalization of 65.5%, compared to 67.4% at December 31, 2016.
The 8.125% unsecured notes will mature on March 30, 2018. To remain in compliance with the OBS ABL Facility, the Company’s current plan is to pay off or refinance the outstanding balance on its 8.125% unsecured notes by December 29, 2017.
Restricted cash as of September 30, 2017 is related to the Unsecured Senior Notes.
Sources, Uses and Management of Capital
We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the three months ended September 30, 2017 was $36,840. In addition to operating cash flows, our other sources of funds may include additional borrowings as permitted under the Exit Financing Facilities, proceeds from issuances of equity securities and proceeds from the opportunistic sales of our vessels. In the past we also have been able to obtain funds from the issuance of long-term debt securities. We may in the future complete transactions consistent with achieving the objectives of our business plan.
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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Financing Facilities we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.
We did not repurchase any shares of our stock during the three and nine months ended September 30, 2017. Under an October 2015 Board resolution, the Company is authorized to repurchase up to $200,000 worth of the Company’s Class A and Class B common stock and warrants. The remaining buyback authorization as of September 30, 2017 was approximately $77,025.
During the three and nine months ended September 30, 2017, we repurchased and retired $18,454 and $39,115, respectively, of our 2018 Notes.
The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the OBS Term Loan. After dividend distributions to the Parent Company of $50,000 during the nine month period ended September 30, 2017, the Available Amount for additional cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $43,592 as of September 30, 2017.
Off-Balance Sheet Arrangements
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2017, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings
We are party to lawsuits arising out of the normal course of business. In management's opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position or cash flows.
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
On October 20, 2015, the Board approved a resolution authorizing us to repurchase up to $200,000 worth of shares of our Class A and Class B common stock and warrants from time to time over a 24-month period ending October 2017, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in our best interests. Shares owned by employees and directors are not eligible for repurchase under this program. There were no purchases made pursuant to the authorized buyback program during the three and nine months ended September 30, 2017. The remaining buyback authorization as of September 30, 2017 was approximately $77,025.
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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 9, 2017	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 9, 2017	/s/ Richard Trueblood
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