Form 10-K
period 2017-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2018-03-12
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $121,143,471, based on the closing price of $2.66 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s Class A common stock, as of January 31, 2018: Class A common stock, par value $0.01 – 78,361,687 shares. Excluded from these amounts are penny warrants, which were outstanding as of January 31, 2018, for the purchase of 9,558,118 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectation with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;

•	market value of vessels fluctuates significantly

•	an increase in the supply of Jones Act vessels without a commensurate increase in demand;

•	changing economic, political and governmental conditions in the United States or abroad and general conditions in the oil and natural gas industry;

•	changes in fuel prices;

•	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;

•	constraints on capital availability;

•	public health threats;

•	acts of piracy on ocean-going vessels or terrorist attacks and international hostilities and instability;

•
the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and the heightened exposure to the Jones Act market fluctuations and reduced diversification following the spin-off from OSG on November 30, 2016 of International Seaways, Inc. (INSW), which owned or leased OSG’s fleet of International Flag vessels;

i

•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;

•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;

•	changes in demand in specialized markets in which the Company currently trades;

•	competition within the Company’s industry and OSG’s ability to compete effectively for charters;

•	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms or the loss of a large customer;

•	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;

•	the loss of, or reduction in business by, the Company's largest customers;

•	refusal of certain customers to use vessels of a certain age;

•	the Company's significant operating leases could be replaced on less favorable terms or may not be replaced;

•	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;

•
increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;

•	unexpected drydock costs for the Company's vessels;

•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;

•	the impact of an interruption in or failure of the Company’s information technology and communication systems upon the Company’s ability to operate or a cybersecurity breach;

•
work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;

•	the Company’s ability to attract, retain and motivate key employees;

•	ineffective internal controls;

•	the impact of a delay or disruption in implementing new technological and management systems;

•	the impact of potential changes in U.S. tax laws;

•	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;

•	government requisition of the Company’s vessels during a period of war or emergency;

•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;

•	the inability to clear oil majors’ risk assessment process;

•	the impact of litigation, government inquiries and investigations;

•	the arrest of OSG’s vessels by maritime claimants;

•	the Company's U.S. federal income tax position in respect of certain credit agreement borrowings used by INSW is not free from doubt;

•	the Company’s ability to use its net operating loss carryforwards;

•	market price of the Company's securities fluctuates significantly;

•	the Company's ability to sell warrants may be limited and the exercise of outstanding warrants may result in substantial dilution;

•	the Company's common stock is subject to restrictions on foreign ownership;

•	OSG is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends;

•	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control and

•	securities analysts may not initiate coverage or continue to cover the Company’s securities.

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

The Company presents three non-GAAP financial measures: time charter equivalent revenues, EBITDA and Adjusted EBITDA. Time charter equivalent revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents net income/(loss) from continuing operations before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance.

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

U.S. Flag fleet — Our Jones Act Fleet together with our MSP vessels.

U.S. Flag vessel—Is a vessel that must be crewed by U.S. sailors, and owned and operated by a U.S. company.

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

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and petroleum products in the U.S. Flag trades. The Company manages the operations of its U.S. Flag fleet through its wholly owned subsidiary, OSG Bulk Ships, Inc. (“OBS”), a New York corporation. At December 31, 2017, the Company owned or operated a fleet of 23 vessels totaling an aggregate of approximately 1 million deadweight tons (“dwt”). Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

OSG primarily charters its vessels to customers for voyages for specific periods of time at fixed daily amounts through time charters. The Company also charters its vessels for specific voyages at spot rates. Spot market rates are highly volatile, while time charter rates provide more predictable streams of time charter equivalent (“TCE”) revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “Fleet Operations—Commercial Management” below.

Strategy

Our primary objective is to maximize stockholder value by generating strong cash flows through the combination of contracted time charter revenues and opportunistically trading vessels in the spot market; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions, including acquisitions of competitive or adjacent businesses. The key elements of our strategy are to:

•	Generate strong cash flows by capitalizing on our leading Jones Act market position, complementary time charter and spot market exposures, and long-standing customer relationships;

•	Emphasize the quality of our operations and adhere to the highest safety standards attainable; and

•	Seek out opportunities to increase scale and drive cost efficiencies through a disciplined approach to investment in core and adjacent asset classes to maximize return on capital across market cycles.

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the U.S. market. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades. Our market position allows us to maintain long-standing relationships with many of the largest energy companies, which in some cases date back many decades. We consider attaining the stability of cash flow offered by medium-term charters to be a fundamental characteristic of the objectives of our chartering approach. However, considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point and balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge. Over time, we will pursue an overall chartering strategy that seeks to cover the majority of available operating days with medium-term time charters. A policy of medium-term charters will not, however, always be remunerative, nor prove achievable under certain market conditions. As such, during periods of uncertainty in the markets within which we operate, more of our vessels will be exposed to the more volatile and less predictable spot market with a corresponding impact on the visibility and amount of revenue which our vessels may earn.

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

We plan to actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessel assets as part of our effort to achieve above-market returns on capital. Using our commercial, financial and operational expertise, we seek to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or new-build contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to engage in opportunistic dispositions or repurposing of our vessel assets where we can achieve attractive values relative to their anticipated future earnings from operations as we assess market cycles and

1	Overseas Shipholding Group, Inc.

requirements. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of crude oil, refined product, and potentially other U.S. Flag vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class and in the U.S. Flag market.

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top three customers comprised 41% of shipping revenues during the year ended December 31, 2017. The customers and their related percentage of revenues are as follows: Andeavor (16%), Petrobras America Inc. (15%) and Shell (10%). See Note 3 - “Summary of Significant Accounting Policies, Concentration of Credit Risk,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2017, 2016 and 2015.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2017, OSG’s operating fleet consisted of 23 vessels, 13 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned		Vessels Chartered-in		Total at December 31, 2017
Vessel Type	Number	Weighted by Ownership	Number	Weighted by Ownership	Total Vessels	Vessels Weighted by Ownership	Total dwt (2)
Handysize Product Carriers (1)	4	4.0	10	10.0	14	14.0	664,490
Refined Product ATBs	7	7.0	—	—	7	7.0	195,131
Lightering ATBs	2	2.0	—	—	2	2.0	91,112
Total Operating Fleet	13	13.0	10	10.0	23	23.0	950,733

(1)	Includes two owned shuttle tankers, one chartered-in shuttle tanker and two owned U.S. Flag Product Carriers that trade internationally.

(2)	Total dwt is defined as total deadweight tons for all vessels of that type.

Commercial Management

Time-Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time charters constituted 68% of the Company's shipping revenues in 2017, 80% in 2016 and 83% in 2015 and 74% of the Company’s TCE revenues in 2017, 83% in 2016 and 85% in 2015.

Spot Market

Voyage charters constituted 32% of the Company's shipping revenues in 2017, 20% in 2016 and 17% in 2015 and 26% of the Company’s aggregate TCE revenues in 2017, 17% in 2016 and 15% in 2015. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

2	Overseas Shipholding Group, Inc.

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

Business Segment

The Company has one reportable business segment. The Company’s U.S. Flag Fleet consists of twenty-one owned and chartered-in Jones Act Handysize Product Carriers and ATBs and two non-Jones Act U.S. Flag Handysize Product Carriers that participate in the U.S. Maritime Security Program. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that are built in the United States and owned by U.S. companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

•
Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies with a ship that participates in the program receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $5.4 million on one vessel and $4.5 million on one vessel in 2017, $3.5 million on one vessel and $2.7 million on one vessel in 2016 and $3.2 million for each vessel in 2015.

Under the terms of the program, the Company expects to receive up to $5.0 million annually for each vessel from 2018 through 2020, and up to $5.2 million for each vessel beginning in 2021. The Company does not receive the subsidy with respect to any days for which one or both of the vessels operate under a time charter to a U.S. government agency, which was the case for one vessel during 2017.

•
Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering business, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MarAd if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company. There were no liquidated damages incurred during the years ended December 31, 2017 and 2016. The Company incurred liquidated damages that were not material in amount during the year ended December 31, 2015, for deploying these two ATBs on contiguous coastwise trade voyages.

The Company also has a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, Keystone Shipping Company and BP plc (“BP”) to support BP’s Alaskan crude oil transportation requirements. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC based on meeting certain predetermined performance standards. The Company’s share of the income earned by ATC is recorded in equity in income of affiliated companies and amounted to $3.8 million in 2017, $3.6 million in 2016 and $3.8 million in 2015.

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

3	Overseas Shipholding Group, Inc.

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

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by regulators and customers is the use of robust Safety Management Systems (“SMS”) by the Company. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified to the International Safety Management Code (“ISM Code,”) promulgated by the IMO. To support a culture of compliance and transparency, OSG has an open reporting system on all of its vessels, whereby seafarers can anonymously report possible violations of OSG’s policies and procedures. All open reports are investigated and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2017, the Company had approximately 1,123 employees comprised of 1,049 seagoing personnel and 74 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 633 seagoing personnel employed on the Company’s vessels. These agreements are in effect for periods ending between March 2018 and June 2022. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

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

The Company's vessels undergo regular and rigorous in-house safety inspections and audits. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), coastal states, Classification Societies and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary documents or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

The Company believes that the heightened level of environmental, health, safety and quality awareness among various stakeholders, including insurance underwriters, regulators and charterers, is leading to greater regulatory requirements and a more stringent inspection regime on all vessels. In recognition of this heightened awareness, the Company has set appropriate internal goals intended to meet the higher expectations of our stakeholders. The Company is required to maintain operating standards for all of its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. OSG believes that the operation of its vessels is in compliance with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors-Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business.”

4	Overseas Shipholding Group, Inc.

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

OSG has insurance for each of its vessels with pollution liability insurance in the amount of $1 billion with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

Other U.S. Environmental and Safety Regulations and Standards

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt Vessel Response Plans (“VRP”), including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge.” The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters in order to ensure an immediate response to an oil spill/vessel emergency. OSG maintains USCG approved VRP's for each of its tank vessels and non-tank vessels, which are valid until August 11, 2022.

OPA 90 requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. OSG conducts such required training programs and periodic drills.

5	Overseas Shipholding Group, Inc.

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

OSG’s vessels are subject to at least four regulatory regimes related to ballast water management. At the international level, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments was adopted by the International Maritime Organization (“IMO”) in 2004, and it entered into force on September 8, 2017. The United States is not a signatory to the Convention, and is not expected to be in the future, since it regulates ballast water management under two federal, partially overlapping regulatory schemes. One is administered by the USCG under the National Aquatic Nuisance Prevention and Control Act of 1990, as amended by the National Invasive Species Act of 1996, and the other is administered by the EPA under the CWA. Several U.S. states also have their own supplemental requirements, most notably California whose performance standard for organisms in ballast water discharges is significantly more stringent than any of the other regulatory regimes.

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the performance standards set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be Type Approved by the USCG. The USCG first approved a treatment system in December 2016, and as of December 31, 2017 five more systems have been Type Approved. Under this rule, a treatment system is required to be installed (or equivalent method of management employed) by the vessel’s first regularly scheduled drydocking after January 1, 2016. The USCG issued over 14,000 extensions for vessels which generally delayed their compliance dates another 5 years, including 6 OSG vessels. The USCG is unlikely to continue issuing extensions to vessels with original compliance dates in 2019 and later. Therefore, OSG expects to begin installing ballast water treatment systems on its vessels in early 2019 with the final installation in 2023.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports also is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System, the Company is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents. The VGP, which was first issued in 2008 and subsequently reissued in 2013, identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the performance standards implemented under USCG’s 2012 final rule and the IMO Convention. It also sets more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The EPA’s phase-in schedule generally matches that of the USCG. The EPA determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. In the ERP, the EPA states that vessels that have missed their compliance dates to meet the numeric discharge limits for ballast, but have received an extension from the USCG, are in compliance with all of the VGP’s requirements, other than the numeric discharge limits, and meet certain other requirements, will be considered a “low enforcement priority”. While OSG believes that any vessel that is or may become subject to the VGP’s numeric discharge limits while in a USCG extension period will be entitled to such low priority treatment as per the ERP, no assurance can be given that they will do so.The VGP standards and requirements are due for modification and renewal in December 2018.

Legislation has been proposed in the U.S. Congress numerous times to combine the various federal and state regulatory regimes for regulation of ballast water discharges into a single federal regime. Such a development would be expected to make compliance for all shipowners and operators more simple and straightforward. However, it cannot currently be determined whether such legislation will eventually be enacted, and if enacted, how the Company’s operations might be impacted under such legislation.

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

6	Overseas Shipholding Group, Inc.

water discharges in California waters has been deferred to the first scheduled drydocking after January 1, 2020. OSG’s vessels and systems are currently in compliance with the California regulations.

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

U.S. Air Emissions Standards

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

In addition, the EPA issued emissions standards for marine diesel engines. The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S.-built ships to meet lower NOx standards. EPA Tier 2 standards were phased in beginning in 2004 and generally reduced NOx emissions by 27 percent and introduced a particulate matter limit for the first time. EPA Tier 3 standards were phased in beginning in 2009 and represented a 50% reduction in PM and a 20% reduction in NOx over Tier 2 levels. EPA Tier 4 standards were phased in beginning in 2014 and represented a 90% reduction in PM and 80% reduction in NOx compared to Tier 2 levels and generally required advanced technology such as selective catalytic reduction or exhaust gas recirculation. Adoption of these and emerging standards may require substantial modifications to some of the Company’s existing marine diesel engines and may require the Company to incur substantial capital expenditures if the engines are replaced.

The North American ECA, encompassing the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands, became effective on August 1, 2012. The United States Caribbean Sea ECA, encompassing water around Puerto Rico and the U.S. Virgin Islands, became effective on January 1, 2014. Fuel used by all vessels operating in the ECA cannot exceed 0.1% sulfur, effective January 1, 2015. The Company believes that its vessels are in compliance with the current requirements of the ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of fuel costs associated with operating in another ECA.

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

7	Overseas Shipholding Group, Inc.

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

The Delaware Department of Natural Resources and Environment Control (“DNREC”) monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the Coastal Zone Act of 1972, and OSG is the only marine operator with a Title V permit to engage in lightering operations. These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the amount of VOCs entering the atmosphere during a crude oil lightering operation through the use of vapor balancing.

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

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The MRV Regulation was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV Regulation requires large ships (over 5,000 gross tons) conducting cargo operations in EU ports from January 1, 2018, to collect and later publish verified annual

8	Overseas Shipholding Group, Inc.

data on carbon dioxide emissions. The Company believes that its vessels are in compliance with this regulation. A similar scheme from the IMO is expected to take effect January 1, 2019 and to be administered by the USCG for U.S. flag vessels.

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

9	Overseas Shipholding Group, Inc.

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

The Company maintains a DoC which was reissued for five years on September 17, 2017. The Company is also certified to the SQE requirements of the ABS Guide for Marine Health, Safety, Quality, Environmental and Energy Management, which includes meeting the requirements of the International Standards of Organization in ISO9001:2015 (Quality Management) and ISO14001:2015 (Environmental Management) for the management of operation of oil tankers, chemical tankers and other cargo ships.

The SMC for each vessel is issued after verifying that the company responsible for operating the vessel and its shipboard management operate in accordance with the approved safety management system. No vessel can obtain a certificate unless its operator has been awarded a DoC issued by the administration of that vessel’s flag state or as otherwise permitted under the International Convention for the Safety of Life at Sea, 1974, as amended (“SOLAS”).

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

IMO regulations also require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”). Periodic training and drills for response personnel and for vessels and their crews are required. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any noxious liquid substances (“NLSs”). The Company SMPEP and SOPEP Plan were reapproved for five years in 2017 and remain valid until August 11, 2022.

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

The BWM Convention was adopted in 2004 and entered into force on September 8, 2017. The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species. This standard will likely be met by installing treatment systems that render the invasive species non-viable. In addition, each vessel flying the flag of a signatory to the Convention will be required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book. Since the U.S. is not a signatory to the Convention, U.S. Flag vessels cannot be issued a Ballast Water Management Certificate. Instead, the American Bureau of Shipping has been authorized to issue a Statement of Voluntary Compliance (with the Convention) to any U.S. flag vessel that has an approved Ballast Water Management Plan that contains the information required by the Convention. An SOVC is expected to satisfy the requirements of Port State Control (PSC) in countries that are a signatory to the Convention, but it is not guaranteed to do so.

OSG’s vessels are subject to other international, national and local ballast water management regulations (including those described above under “U.S. Environmental and Safety Regulations and Standards”). OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, OSG has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. Compliance with the ballast water requirements expected to go into effect under the BWM Convention and other regulations may have material impacts on OSG’s operations and financial results, as discussed above under “U.S. Environmental and Safety Regulations and Standards-Other U.S. Environmental and Safety Regulations and Standards.”

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

International Air Emission Standards

Annex VI to MARPOL (“Annex VI”), which was designed to address air pollution from vessels and which became effective internationally on May 19, 2005, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds from tankers. Annex VI was amended in 2008 to provide for a progressive and substantial reduction in SOx and NOx emissions from vessels and allow for the designation of Emission Control Areas (“ECAs”) in which more stringent controls would apply. The primary changes were that the global cap on the sulfur content of fuel oil was reduced to 3.50% from 4.50% effective from January 1, 2012, and such cap is to be further reduced progressively to 0.50% effective from January 1, 2020. Furthermore, the sulfur content of fuel oil for vessels operating in designated ECAs was progressively reduced from 1.5% to 1.0% effective July 2010 and further reduced to 0.1% effective January 2015. Currently designated ECAs are: the Baltic Sea area, the North Sea area, the North American area (covering designated coastal areas off the United States and Canada) and the United States Caribbean Sea area (around Puerto Rico and the United States Virgin Islands). For vessels over 400 gross tons, Annex VI imposes various survey and certification requirements. The U.S. Maritime Pollution Prevention Act of 2008 amended the U.S. Act to Prevent Pollution from Ships to provide for the adoption of Annex VI. In October 2008, the U.S. ratified Annex VI, which came into force in the United States on January 8, 2009.

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

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for “new ships” through the designation of an EEDI. The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). “New ships” for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid or which is at a similar stage of construction on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as air and marine pollution. The composition of the Company’s fleet of vessels, as of December 31, 2017, does not include any vessels to which the EEDI standards apply.

11	Overseas Shipholding Group, Inc.

In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines, which were provided by the MEPC, Resolution MEPC.213 (63), which adopted the 2012 development guidelines on March 2, 2012, entered into force on January 1, 2013. The SEEMP, unlike the EEDI, applies to all ships of 400 gross tons and above. The verification of the requirement to have a SEEMP on board shall take place at the first or intermediate or renewal survey, whichever is the first, on or after January 1, 2013. Each of the vessels technically managed by the Company has a SEEMP, which was prepared in accordance with these development guidelines and addresses technically viable options that create value added strategies to reduce the vessels’ energy footprint through the implementation of specific energy saving measures. An Energy Efficiency Certificate (“IEEC”) is issued for both new and existing ships of 400 gross tons or above. The IEEC is issued once for each ship and remains valid throughout its lifetime, until the ship is withdrawn from service, unless a new certificate is issued following a major conversion of the ship, or until transfer of the ship to the flag of another state.

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

12	Overseas Shipholding Group, Inc.

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

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is currently provided by three mutual protection and indemnity associations (“P&I Associations”), all of whom are members of the International Group. The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2017, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

The Company carries marine hull and machinery and war risk (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its vessels. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.1 million to $0.125 million per vessel per incident. The Company is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $0.750 million per policy year.

13	Overseas Shipholding Group, Inc.

TAXATION OF THE COMPANY

The following U.S. tax law applicable to the Company is based on the provisions of the U.S. Internal Revenue Code of 1986, as amended, existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report on Form 10-K. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur.

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

14	Overseas Shipholding Group, Inc.

ITEM 1A. RISK FACTORS

An investment in our common stock contains a high degree of risk. You should consider carefully the following risk factors before deciding whether to invest in our securities. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The trading price of our securities could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes. Actual dollar amounts are used in this Item 1 A. “Risk Factors” section.

Risks Related to Our Industry

The highly cyclical nature of supply and demand in the industry may lead to volatile changes in charter rates and vessel values, which could adversely affect the Company’s earnings, liquidity and available cash.

The marine transportation industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in OSG’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

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

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older capacity are influenced by the general state of the marine transportation industry from time to time. Factors influencing the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo or vice versa;

•	the number of vessels that are removed from service, whether via scrapping or conversion to storage or other means;

•	availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated;

•	port or canal congestion; and

•	environmental and maritime regulations.

The market value of vessels fluctuates significantly, which could adversely affect OSG’s liquidity or otherwise adversely affect its financial condition.

Jones Act vessel market values have, on average, generally declined over the past several years; however the market value of Jones Act vessels has fluctuated over time an dis based upon various factors, including:

•	age of the vessel;

•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

•	number of vessels in the Jones Act fleet;

15	Overseas Shipholding Group, Inc.

•	types and sizes of vessels available;

•	changes in trading patterns affecting demand for particular sizes and types of vessels;

•	cost of newbuildings;

•	prevailing level of charter rates;

•	competition from other shipping companies and from other modes of transportation; and

•	technological advances in vessel design and propulsion.

The fluctuating market values of the vessels can impact the Company’s liquidity regardless of whether the Company sells the vessels or continues to hold the vessels. For example, if OSG sells a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements, OSG will incur a loss on the sale and a reduction in earnings and surplus. On the other hand, declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by refinancing vessels.

Even if the Company does not need immediate liquidity from the sale or refinancing of vessels, the Company may experience significant impairment charges upon a decline in vessel value. The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amount of the vessels might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, earnings from the vessels, market appraisals and discount rates, all of which have historically been volatile. The Company evaluates the recoverable amount of a vessel as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value, which is determined using vessel appraisals or discounted estimated future cash flows. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. Any charges relating to such impairments could adversely affect the Company’s results of operations and financial condition.

An increase in the supply of Jones Act vessels without a commensurate increase in demand for such vessels could cause charter rates to decline, which could adversely affect OSG’s revenues, profitability and cash flows, as well as the value of its vessels.

The marine transportation industry has historically been highly cyclical, as the profitability and asset values of companies in the industry have fluctuated based on changes in the supply of and demand for vessels. If the number of new ships of a particular class delivered exceeds the number of vessels of that class being scrapped, available capacity in that class will increase. Given the smaller number of tankers operating in the U.S. domestic market, the impact of even a limited increase in capacity supply may negatively affect the market and may have a material adverse effect on OSG’s revenues, profitability and cash flows.

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

16	Overseas Shipholding Group, Inc.

Fuel may become much more expensive in the future, which could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation.

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses.

OSG’s vessels and their cargoes are at risk of being damaged or lost because of events including, but not limited to:

•	marine disasters;

•	bad weather;

•	mechanical failures;

•	human error;

•	war, terrorism and piracy;

•	grounding, fire, explosions and collisions;

•	business interruptions due to labor strikes, port closings and boycotts and

•	other unforeseen circumstances or events.

These hazards may result in death or injury to persons; loss of revenues or property; environmental damage; higher insurance rates; damage to OSG’s existing customer relationships and industry reputation; and market disruptions, and delay or rerouting, all of which may also subject OSG to litigation. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. Compared to other types of vessels, tankers are also exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers. Any of these events could result in loss of revenues, decreased cash flows and increased costs.

While the Company carries insurance to protect against certain of these risks, risks may arise against which the Company is not adequately insured. For example, a catastrophic spill could exceed OSG’s $1 billion per vessel insurance coverage and have a material adverse effect on its operations. In addition, OSG may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and any particular claim may not be paid by its insurers. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.

Furthermore, even if insurance coverage is adequate to cover the Company’s liabilities arising from the loss of a vessel, OSG may not be able to timely obtain a replacement ship.

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

The Company also faces other potential constraints on capital relating to counterparty credit risk and constraints on OSG’s ability to borrow funds. See also, “Risk Factors-Risks Related to Our Company - The Company is subject to credit risks with respect to its counterparties on contracts and any failure by these counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings” and “ Risks Related to Our Company - OSG has incurred significant indebtedness which could affect its ability to finance its operations, pursue desirable business

17	Overseas Shipholding Group, Inc.

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

18	Overseas Shipholding Group, Inc.

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

•	Following the spin-off, OSG may be more vulnerable to the risk of takeover by third parties;

•	Following the spin-off, OSG may be more susceptible to market fluctuations and other adverse events than if INSW was still a part of OSG; and

•	Following the spin-off, OSG’s business is less diversified and has a more concentrated exposure to U.S specific risks such as the Jones Act market than prior to the spin-off.

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

As of December 31, 2017, OSG had $448.9 million of outstanding indebtedness. OSG’s substantial indebtedness and interest expense could have important consequences, including:

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

Additionally, the actual or perceived credit quality of the Company’s charterers (as well as any defaults by them) could materially affect the Company’s ability to obtain the additional capital resources that it will require to purchase additional vessels or significantly increase the costs of obtaining such capital. The Company’s inability to obtain additional financing at a higher-than-anticipated cost, or at all, could materially affect the Company’s results of operations and its ability to implement its business strategy.

19	Overseas Shipholding Group, Inc.

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

The OBS Term Loan and the ABL Facility contain certain restrictions relating to new borrowings and, the movement of funds between OBS and OSG, as set forth in the loan agreement. Furthermore, drawdowns under the OBS ABL Facility borrowings are limited based upon the available borrowing base, as defined in that loan agreement and, if availability falls below a certain amount for a specified period of time, the administrative agent could exercise cash dominion rights permitting it to invoke control rights over certain of our accounts. While the Company was in compliance with these requirements as of December 31, 2017, a decrease in vessel values could cause the Company to breach certain covenants its existing credit facilities and term loans, or in future financing agreements that the Company may enter into from time to time. If the Company breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the economy, the creditworthiness of our customers, or competitive initiatives of competitors, are beyond the Company’s control. If OSG does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

•	refinancing or restructuring its debt;

•	selling tankers or other assets;

•	reducing or delaying investments and capital expenditures; or

•	seeking to raise additional capital.

Undertaking alternative financing plans, if necessary, might not allow OSG to meet its debt obligations. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access to such markets and its financial condition at that time. The 8.125% unsecured Notes will mature on March 30, 2018. To remain in compliance with the OBS ABL Facility, the Company paid off the outstanding balance on its 8.125% unsecured Notes in December 2017. Any refinancing of debt could be at higher interest rates and might require the Company to comply with more onerous covenants, which could further restrict OSG’s business operations. In addition, the terms of existing or future debt instruments may restrict OSG from adopting certain alternatives. These alternative measures may not be successful and may not permit OSG to meet its scheduled debt service obligations. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet the covenants of its credit agreements and term loans and/or to obtain alternative financing in such circumstances, could materially and adversely affect OSG’s business, financial condition, results of operations and cash flows.

Changes in demand in specialized markets in which the Company currently operates or changes in governmental support may lead the Company to redeploy certain vessels to other markets or put its ability to participate in specialized markets at risk.

The Company deploys its vessels in several niche markets, including lightering in the Delaware Bay. The Company conducts those lightering operations with two ATBs which were purpose built for these operations using funds withdrawn from the Capital Construction Fund. If there is lower demand for these vessels in the Delaware Bay lightering market, the Company may have to redeploy one or both of these two ATBs in other markets. If that were to occur, the Company may not be able to compete profitably in the new markets, and the ATBs may not be able to be redeployed to new markets without substantial modification. In addition, the Company would be required to pay daily liquidated damages to MarAd if those vessels were deployed in the contiguous coastwise trades.

The Company has two vessels participating in the MSP which derive a substantial percentage of revenues earned from transporting cargoes reserved for U.S. Flag vessels under MaRad’s Cargo Preference program. The Cargo Preference program works to promote and facilitate a U.S. maritime transportation system and oversees the administration of and compliance with U.S. cargo preference laws and regulations. Those laws require shippers to give U.S.-flag vessels a preference to transport any government-impelled ocean borne cargoes. Government-impelled cargo is cargo that is moving either as a direct result of

20	Overseas Shipholding Group, Inc.

Federal government involvement, indirectly through financial sponsorship of a Federal program, or in connection with a guarantee provided by the Federal government.

Among the currently available government-impelled cargoes is a contract the Company has with the government of Israel ("GOI") to deliver fuel, which the GOI has in the past funded with grants from the U.S. government. In September 2016, an agreement between the U.S. government and the GOI restricted the GOI's ability to use these grants to purchase fuel beginning in 2019. This restriction could result in the GOI terminating its agreement with OSG. While other government-impelled cargoes may be available to replace cargoes currently transported under the GOI contract, there is no assurance the Company will be able to secure replacement cargoes at rates or in quantities sufficient to replace revenues currently earned under the GOI contract. If the Company is unable to retain the GOI business, or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the MSP and the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

The Company operates three Jones Act MR Tankers as shuttle tankers serving offshore oil installations in the Gulf of Mexico. Modifications made to enable these tankers to perform the specialized service of a shuttle tanker required the Company to incur substantial capital costs, which in turn allow the Company to earn a premium to market rates earned by conventional Jones Act tankers. While shuttle tankers can serve as conventional tankers without further modification, future reduction in the demand for specialized shuttle tanker services could limit the Company’s ability to earn such premiums, which could adversely affect the financial results of the Company as compared to historical results.

In the highly competitive Jones Act market, OSG may not be able to compete effectively for charters.

The Company’s vessels are employed in a highly competitive market. Competition arises from other vessel owners, including major oil companies, which may have substantially greater resources than OSG does. Competition for the transportation of crude oil and other petroleum products depends on price; location; size, age and condition of vessel; and the acceptability of the vessel operator to the charterer. To the extent OSG enters into new geographic regions or provides new services, it may not be able to compete profitably. New markets may involve competitive factors that differ from those of the Company’s current markets, and the competitors in those markets may have greater financial strength and capital resources than OSG does.

OSG may not be able to renew Time Charters when they expire or enter into new Time Charters.

OSG’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2017, OSG employed 11 vessels on Time Charters, with six of those charters expiring in 2018, three expiring in 2019, one expiring in 2020 and one expiring in 2025. The Company’s existing Time Charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when OSG is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), OSG may not be able to obtain charters at attractive rates or at all. If, upon expiration of the existing Time Charter, OSG is unable to obtain Time Charters or Voyage Charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

OSG may not realize the benefits it expects from future acquisitions or other strategic transactions it may make.

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

OSG intends to finance any future acquisitions by using available cash from operations and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing stockholders. At any given time, OSG may be engaged in a number of discussions that may result in one or more acquisitions, some of which may be material to OSG as a whole. These opportunities require confidentiality and may involve

21	Overseas Shipholding Group, Inc.

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

The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses or assets into OSG’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel and customers, the diversion of management’s attention from other business concerns, risk of non-compliance with internal controls over financial reporting for an acquired company, in accordance with the Sarbanes-Oxley Act and undisclosed or potential legal liabilities of the acquired company or asset. Further, if a portion of the purchase price of a business is attributable to goodwill and if the acquired business does not perform up to expectations at the time of the acquisition some or all of the goodwill may be written off, adversely affecting OSG’s earnings.

The Company derives a substantial portion of its revenue from a limited number of customers, and the loss of, or reduction in business by, any of these customers could materially adversely affect its business, financial condition and results of operations.

The Company’s largest customers account for a significant portion of its revenues. The Company’s top three customers comprised approximately 41% of the Company’s revenues during 2017. The loss of, or reduction in business by, any of these customers could materially adversely affect the Company’s business, financial condition and results of operations.

Certain potential customers will not use vessels older than a specified age, even if the vessels have been subsequently rebuilt.

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

The Company has entered into, and in the future will enter into, various contracts, including charter agreements and other agreements associated with the operation of its vessels. The Company charters its vessels to other parties, who pay the company a daily rate of hire. The Company also enters COAs and Voyage Charters. Historically, the Company has not experienced material problems collecting charter hire but the risk increases during economic downturns. Additionally, the Company enters into derivative contracts (interest rate swaps and caps) from time to time. As a result, the Company is subject to credit risks. The ability of each of the Company’s counterparties to perform its obligations under a contract with it will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the overall financial condition of the counterparty including the bankrupcy of the counterparty; charter rates received for specific types of vessels;

22	Overseas Shipholding Group, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2017, the average age of the Company’s total owned and operated fleet was 10.1 years, which is based on the vessels’ year of rebuild, where applicable. Cargo insurance rates are also expected to increase with the age of a vessel. Accordingly, it is likely that the operating costs of OSG’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require OSG to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a number. If a Classification Society requires the Company to add equipment, OSG may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its older vessels profitably even if those vessels remain operational. If a vessel in OSG’s fleet does not maintain its class and/or fails any survey, then it will be unemployable and unable to trade between ports, which would negatively impact the Company’s results of operation.

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

Vessels must be drydocked periodically for inspection and maintenance, and in the event of accidents or other unforeseen damage. The cost of repairs and renewals required at each drydock are difficult to predict with certainty, can be substantial and the Company’s insurance may not cover these costs. Vessels in drydock will generally not generate any income. Large drydocking expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements. Large drydocking expenses and longer than anticipated off-hire time could adversely affect the Company’s business, financial condition, results of operations and cash flows.

Technological innovation could reduce the Company’s charter income and the value of the Company’s vessels.

The charter rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. Competition from more technologically advanced vessels could adversely affect the amount of charter payments the Company receives for its vessels once their initial charters expire and the resale value of the Company’s vessels could significantly decrease. As a result, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

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

23	Overseas Shipholding Group, Inc.

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

The Company is a party to collective-bargaining agreements that requires contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Certain of these multiemployer plans are currently underfunded. Significantly underfunded pension plans are required to improve their funding ratios within prescribed intervals based on the level of their under-funding. As a result, our required contributions to these plans may increase in the future. In addition, a termination of our voluntary withdrawal from or a mass withdrawal of all contributing employers from a underfunded multiemployer pension plan would require us to make payments to the plan for our proportionate share of such multiemployer pension plan’s unfunded vested liabilities. See Note 17, “Pension and Other Post Retirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8 for additional information. Requirements to pay increased contributions or withdrawal liabilities could have a material adverse impact on our liquidity and results of operations.

The Company may have difficulty attracting and retaining skilled employees and is dependent on unionized employees.

OSG’s success depends to a significant extent upon the abilities and efforts of its key personnel. The loss of the services of key personnel or the Company’s inability to attract, motivate and retain qualified personnel in the future could have a material adverse effect on OSG’s business, financial condition and operating results.

As of December 31, 2017, OSG had approximately 1,123 employees, of which 633 employees were covered by collective bargaining agreements with unions. See Item 1, “Business - Employees.” OSG could be adversely affected by actions taken by employees of OSG or other companies in related industries (including third parties providing services to OSG) against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices or the failure of OSG or other companies in its industry to successfully negotiate collective bargaining agreements.

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

24	Overseas Shipholding Group, Inc.

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

We may be adversely affected by changes in U.S. tax laws.

The U.S. Congress has recently passed corporate income tax reforms from which the Company has received a benefit. See Note 12, “Taxes,” for additional information. The Company is in an overall deferred tax liability position, however it has significant deferred tax assets consisting primarily of federal and state net operating loss carryforwards that are expected to be realized over an extended number of years. Although the reduction in the corporate income tax rate as of January 1, 2018 will reduce the amount of taxes we would pay in the future, a reduction in the corporate income tax rate also results in a decrease in the value of our net operating loss carryforwards. The re-measurement of the net deferred tax liability results in an increase to our net income and total equity during 2017, as discussed further in Note 12, “Taxes”. We also currently benefit from the deduction of interest expense on our indebtedness. Any elimination or modification of that deduction would increase our cash taxes payable, reducing our future cash available for operations and dividend payments.

Risks Related to Legal and Regulatory Matters

The Company’s business would be adversely affected if it failed to comply with the Jones Act’s limitations on U.S. coastwise trade, or if these limitations were waived, modified or repealed, or if changes in international trade agreements were to occur.

Substantially all of the Company’s operations are conducted in the U.S. coastwise trade and are governed by U.S. federal laws commonly known as the “Jones Act”. The Jones Act restricts waterborne transportation of goods between points in the United States to vessels meeting certain requirements, including ownership and control by “U.S. Citizens” as defined thereunder. The Company is responsible for monitoring the foreign ownership of its common stock and other interests to ensure compliance with the Jones Act. The Company could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of the equity interests in the Company. Such loss would have a material adverse effect on the Company’s business and results of operations. In addition, under certain circumstances failure to comply with the Jones Act may result in the Company being deemed to have violated other U.S. federal laws that prohibit a foreign transfer of U.S. documented vessels without government approval, resulting in severe penalties, including permanent loss of U.S. coastwise trading privileges or forfeiture of the vessels deemed transferred, and fines.

Additionally, maritime transportation services are currently excluded from the General Agreement on Trade in Services (“GATS”) and are the subject of reservations by the United States in the North American Free Trade Agreement (“NAFTA”) and other international free trade agreements. If maritime transportation services were included in GATS, NAFTA or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international flag or foreign built vessels. During the past several years, particularly with regard to Puerto Rico after Hurricane Irma, interest groups have lobbied Congress, and legislation has been introduced, to repeal certain provisions of the Jones Act to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act. The Company expects that continued efforts will be made to modify or repeal the Jones Act. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

25	Overseas Shipholding Group, Inc.

The U.S. government could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.

The U.S. government could requisition one or more of the Company’s vessels for title or hire, typically occurring during a period of war or emergency. Requisition for title or hire occurs when a government takes control of a vessel and becomes the owner or the charterer at dictated charter rates. Two OSG vessels participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Under the program, OSG receives an annual fee, subject in each case to annual Congressional appropriations, in exchange for a guarantee that the ships will be made available to the U.S. government in the time of war or national emergency. The U.S. government requisition of one or more of the Company’s vessels may negatively impact the Company’s business, financial condition, results of operations and available cash.

Compliance with complex laws, regulations, and, in particular, environmental laws or regulations may adversely affect OSG’s business.

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards. These requirements are designed to reduce the risk of oil spills and water pollution and to regulate air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on OSG, including those related to engine adjustments and ballast water treatment.

Environmental laws and regulations also can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, in the event that there is a release of petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could be subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

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

In order to comply with laws and regulations, shipowners likely will incur substantial additional capital and/or operating expenditures to meet new regulatory requirements, to develop contingency arrangements for potential spills and to obtain insurance coverage. Key regulatory initiatives that are anticipated to require substantial additional capital and/or operating expenditures in the next several years include more stringent limits on the sulfur content of fuel oil for vessels operating in waters not already considered emissions control areas and more stringent requirements for management and treatment of ballast water.

The Company expects to install ballast water treatment systems on its vessels at substantial capital cost and incur increased operating expenses between 2019 and 2023. Although the Company has performed due diligence in choosing the particular systems, there is no assurance that the technologies chosen will perform as expected or be installed without delays.

The Company continues to be in full compliance with the USCG’s phase-in schedule for ballast water treatment systems and has received from the USCG for six vessels. The EPA determined in 2013 that it will not issue extensions under the VGP but stated that vessels that meet certain conditions, including having received the USCG extensions, would be a “low enforcement priority”. While the six vessels with USCG extensions are not in compliance with the EPA’s phase-in schedule, OSG believes that its vessels will meet the conditions for a low enforcement priority.” However, no assurance is given that EPA will not

26	Overseas Shipholding Group, Inc.

change their position. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on OSG. See Item 1, “Business - Environmental and Security Matters Relating to Bulk Shipping.”

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

Incidents involving highly publicized oil spills and other mishaps involving vessels can be expected in the tanker industry, and such events could be expected to result in the adoption of even stricter laws and regulations, which could limit the Company’s operations or its ability to do business and which could have a material adverse effect on OSG’s business, financial results and cash flows. In addition, the Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes its vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety and environmental laws and regulations and are insured against usual risks for such amounts as the Company’s management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact, may change in the future and require the Company to incur significant capital expenditures with respect to its ships to keep them in compliance.

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the IMO and the European Union, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. The Company is calculating and reporting greenhouse gas emissions on voyages to and from EU ports under the EU’s Monitoring, Reporting and Verification (MRV) scheme, and that requirement could be expanded to all vessels worldwide on any voyage under a similar IMO program currently under development. See Item 1, “Business - Environmental and Security Matters Relating to Bulk Shipping.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

Our industry is heavily regulated. In addition, the major oil companies have developed a strict due diligence process for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel. The Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits. The Company’s failure to maintain any of its vessels to these standards could put the Company in breach of the applicable charter agreement and lead to termination of such agreement thereby adversely affecting the revenues of the Company

The Company may be subject to litigation and government inquiries or investigations that, if not resolved in the Company’s favor and not sufficiently covered by insurance, could have a material adverse effect on it.

The Company has been and is, from time to time, involved in various litigation matters and is subject to government inquiries and investigations. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other disputes that arise in the ordinary course of the Company’s business. The Company believes it has sufficient insurance coverage for the majority, though not all, of these cases.

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to OSG’s rules and practices in dealing with

27	Overseas Shipholding Group, Inc.

its customers, all of which could have a material adverse effect on the Company’s future operating results. Insurance may not be applicable or sufficient in all cases. Because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings,” and Note 21, “Contingencies,” to the Company’s consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data.”

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

Risks Related to the Common Stock and Warrants

The market price of the Company’s securities fluctuates significantly.

The market price of the Company’s securities fluctuates substantially. You may not be able to resell your Class A common stock or Class A warrants at or above the price you paid for such securities due to a number of factors, some of which are beyond the Company’s control, including the occurrence of the risks described herein. The falling price of the Company’s equity securities may expose the Company to securities class action litigation, which could result in substantial cost and the diversion of management’s attention and resources.

The ability to sell warrants may be limited and the exercise of outstanding warrants may result in substantial dilution to the Company’s stockholders.

The Company’s Class A warrants are currently traded as “restricted securities” in the over-the-counter market and in privately negotiated transactions among individual holders pursuant to exemptions from the Securities Act of 1933, as amended.

28	Overseas Shipholding Group, Inc.

Transactions are reported as taking place only sporadically. The liquidity of any market that may develop for the Class A warrants, the ability to sell the Class A warrants and the price at which such securities would sell are all uncertain.

The Company has outstanding Class A warrants with an exercise price of $0.01 per share exercisable into shares of Class A common stock. If exercised, the shares of Class A common stock underlying these warrants would represent approximately 19% of the Company’s outstanding Class A common stock. Accordingly, any such exercise may result in substantial dilution to the Company’s stockholders.

The Company’s common stock is subject to restrictions on foreign ownership, which could have a negative impact on the transferability of the Company’s common stock, its liquidity and market value, and on a change of control of the Company.

The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize its Board of Directors to establish certain rules, policies and procedures, including procedures with respect to transfer of shares, to assist in monitoring and maintaining compliance with the Jones Act ownership restrictions. In order to provide a reasonable margin for compliance with the Jones Act at least 77% (the “Minimum Percentage”) of the outstanding shares of each class of capital stock of the Company must be owned by U.S. citizens. Moreover, any purported transfer of equity interests in the Company that caused the percentage of outstanding shares of a class of capital stock of the Company to fall below the Minimum Percentage will be rendered ineffective to transfer the equity interests or any voting, dividend or other rights associated with such interests.

The percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates based on daily trading, and at times in the past, has declined to the Minimum Percentage. At and during such time that the Minimum Percentage is reached, the Company is unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. citizens. The existence and enforcement of these ownership restrictions could have an adverse impact on the liquidity or market value of the Company’s equity securities. Furthermore, under certain circumstances, the ownership restrictions could discourage, delay or prevent a change of control of the Company.

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

29	Overseas Shipholding Group, Inc.

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

Securities analysts may not initiate coverage or continue to cover the Company’s securities, and this may have a negative impact on their market price.

The trading market for the Company’s securities will depend in part on the research and reports that securities analysts publish about the Company and its business. The Company does not have any control over securities analysts and they may not initiate coverage or continue to cover the Company’s securities. If securities analysts do not cover the Company’s securities, the lack of research coverage may adversely affect their market price. If the Company is covered by securities analysts, and the Company’s securities are the subject of an unfavorable report, the Company’s securities prices would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, the Company could lose visibility in the financial markets, which may cause the price or trading volume of the Company’s securities to decline.

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

Vessels:

At December 31, 2017, the Company owned or operated an aggregate of 23 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

31	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s Class A common stock was approved for listing on the NYSE MKT on December 1, 2015 and began trading under the symbol “OSG” on December 1, 2015.

On May 27, 2016, pursuant to the Company’s Amended and Restated Certificate of Incorporation and the warrant agreement governing the Class B warrants, each Class B common share and Class B warrant automatically converted to a Class A common share and Class A warrant, respectively.

On June 2, 2016, the Board authorized the Company to take action to transfer the listing of its Class A common stock to the New York Stock Exchange from the NYSE MKT (the “Transfer”). In conjunction with the Transfer, the Board approved the Reverse Split Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Reverse Split Amendment”). The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of Class A common stock, par value $0.01 per share. The Reverse Split Amendment became effective on June 13, 2016.

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

The following table summarizes (i) the quarterly high and low closing sales prices of the Company’s Class A common stock (OSG) for the periods indicated, adjusted to reflect the impact of the one (1) for six (6) reverse stock split described above.

	Class A Common Stock (OSG)
2017	High	Low
	(in dollars)
First Quarter	5.53	3.86
Second Quarter	3.83	2.37
Third Quarter	3.08	1.99
Fourth Quarter	2.98	2.24

	Class A Common Stock (OSG)
2016	High	Low
	(in dollars)
First Quarter (a)	16.38	11.28
Second Quarter (a)	11.86	10.62
Third Quarter	13.09	10.19
Fourth Quarter	10.70	2.92

(a)	Stock prices prior to June 13, 2016 were adjusted for the one (1) for six (6) reverse stock split.

32	Overseas Shipholding Group, Inc.

On January 31, 2018, there were 283 stockholders of record of the Company’s Class A common stock.

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

As required by the Equity Plan, the Company’s Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B stockholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to Class B stockholders.

See Note 9, “Debt,” of the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for a description of restrictions on the ability of OSG, as Parent Company, to receive dividends from its subsidiaries. In addition, section 170(a) of the Delaware General Corporation Law (“DGCL”) only permits dividends to be declared out of two legally available sources: (1) out of surplus, or (2) if there is no surplus, out of net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared out of net profits if “the capital of the corporation, computed in accordance with sections 154 and 244 of the DGCL, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

33	Overseas Shipholding Group, Inc.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2015 and December 31, 2017 comparing the percentage change in the cumulative total stockholder return on the Company’s Class A common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Blueknight Energy Partners, L.P. (BKEP), Eagle Bulk Shipping Inc. (EGLE), Genco Shipping & Trading Limited (GNK), Gener8 Maritime Inc. (GNRT), International Seaways, Inc. (INSW), Martin Midstream Partners L.P. (MMLP), Matson, Inc. (MATX), and SemGroup Corporation (SEMG), referred to as the Peer Group index. These companies are all part of the peer group selected for compensation purposes and this group is more closely aligned with the business of the Company following the spin-off of the international division. The Company believes that this peer group index is relevant for comparative purposes.

STOCK PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN*
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX

*Assumes that the value of the investment in the Company’s Class A common stock and each index was $100 on December 1, 2015 and that all dividends were reinvested. Historical stock price data prior to June 13, 2016 were adjusted for the one (1) for six (6) reverse stock split.

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

34	Overseas Shipholding Group, Inc.

During the year ended December 31, 2017, in connection with the vesting of restricted stock units in March, November and December, the Company repurchased the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
March 1, 2017 through March 31, 2017	211,132	$4.86
November 1, 2017 through November 30, 2017	18,824	$2.81
December 1, 2017 through December 31, 2017	16,505	$2.63
	246,461	$4.55

On October 21, 2015, the Board approved a resolution authorizing the Company to repurchase up to $200,000 worth of shares of the Company’s Class A and Class B common stock and warrants from time to time over the next 24 months, on the open market or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as management determines is in the best interests of the Company (“Share Repurchase Program”). Shares owned by employees and directors of the Company are not eligible for repurchase under this program. The Share Repurchase Program expired in October 2017 and was not extended. There were no purchases made by the Company pursuant to the authorized buyback program during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As discussed in Note 1, “Basis of Presentation and Description of Business,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” on November 30, 2016 (the “Distribution Date”), OSG completed the separation of its business into two independent publicly-traded companies through the spin-off of its then wholly-owned subsidiary International Seaways, Inc. (“INSW”). The spin-off separated OSG and INSW into two distinct businesses with separate management. OSG retained the U.S. Flag business and relocated its headquarters to Tampa, Florida. The spin-off transaction was in the form of a pro rata distribution of INSW’s common stock to our stockholders and warrant holders of record as of the close of business on November 18, 2016 (the “Record Date”). On the Distribution Date, each holder of OSG common stock received 0.3333 shares of INSW’s common stock for every share of OSG common stock held on the Record Date. Each holder of OSG warrants received 0.3333 shares of INSW’s common stock for every one share of OSG common stock they would have received if they exercised their warrants immediately prior to the Distribution (or 0.063327 INSW shares per warrant).

The selected financial data as of and for the five years ended December 31, 2017, presented below, is derived from our consolidated financial statements and presented in accordance with Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and therefore, has been adjusted to reflect the spin-off of INSW on November 30, 2016 and the related classification of INSW’s assets, liabilities, results of operations and cash flows as discontinued operations. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, see Note 5, “Discontinued Operations,” to the Company’s consolidated financial statements set forth in Item 8 for additional information.

35	Overseas Shipholding Group, Inc.

In thousands, except per share amounts and as otherwise stated

	Years Ended December 31,
	2017	2016	2015	2014	2013
Shipping revenues	$390,426	$462,420	$466,872	$440,417	$430,636
Income/(loss) from vessel operations	34,076	(35,182)	80,406	66,649	63,811
(Loss)/income before reorganization items and income taxes	(1,459)	(77,082)	(12,415)	(105,633)	68,065
Reorganization items, net	(190)	10,925	(8,052)	(153,125)	(70,264)
Loss from continuing operations before income taxes	(1,649)	(66,157)	(20,467)	(258,758)	(2,198)
Income/(loss) from continuing operations	55,978	(1,059)	80,565	(143,206)	16,764
Depreciation and amortization	58,673	89,563	76,851	67,547	67,601
Net cash provided by/(used in) operating activities	43,619	328,860	276,333	(411,482)	40,201
Cash and cash equivalents	165,994	191,089	193,978	210,986	427,984
Restricted cash -current	58	7,272	10,583	53,085	—
Restricted cash - non-current	217	8,572	—	—	—
Total vessels, deferred drydock and other property at net book amount	656,423	715,640	902,613	929,767	952,857
Total assets of continuing operations (a)	931,887	1,030,497	1,200,498	1,351,255	1,502,401
Debt of continuing operations (a) (b)	448,936	525,082	691,041	1,022,570	1,778,694
Deferred income taxes and reserve for uncertain tax positions (c)	86,876	144,586	210,715	312,485	625,698
Total equity/(deficit)	313,238	254,332	1,580,488	1,286,087	(60,247)
Per share amounts:
Basic and Diluted net income/(loss) - Class A from continuing operations	0.64	(0.01)	0.83	(2.48)	—
Basic and Diluted net income/(loss) - Class B and common stock from continuing operations	—	(0.11)	0.83	(2.48)	0.55
Equity per diluted share	3.56	3.62	16.33	13.27	(1.96)
Cash dividends paid - Class A	—	0.48	—	—	—
Cash dividends paid - Class B	—	1.56	—	—	—
Weighted average shares outstanding (in thousands) for:
Basic earnings per share
Class A(d)	87,835	90,950	95,585	39,014	—
Class B (d)	—	534	1,320	18,676	—
Common Stock(d)	—	—	—	—	30,483
Diluted earnings per share
Class A(d)	88,083	90,950	95,629	39,014	—
Class B (d)	—	534	1,320	18,676	—
Common Stock(d)	—	—	—	—	30,483
Other data:
Time charter equivalent revenues (e)	361,036	446,160	449,058	414,373	400,876
EBITDA (f)	94,425	66,557	126,749	(14,977)	65,403
Adjusted EBITDA (f)	$111,068	$176,225	$168,116	$139,731	$136,915

(a)
Total assets and debt for the years ended December 31, 2015 and 2014, each reflect a reduction in amounts previously reported of $21,676 and $21,935, respectively, relating to the retrospective adoption of ASU 2015-03 which required the reclassification of unamortized deferred financing costs from other assets to debt.

36	Overseas Shipholding Group, Inc.

(b)
For the year ended December 31, 2013, both debt and the related unamortized deferred financing costs were components of liabilities subject to compromise in the consolidated balance sheet. Therefore, the adoption of ASU 2015-03 had no impact for such years. Debt shown in the table above for the year ended December 31, 2013 is net of unamortized deferred financing costs related to unsecured senior notes of $5,914.

(c)
As discussed in Note 12, “Taxes,” Company has recognized a one-time non-cash tax benefit of approximately $54,300 in the fourth quarter. This tax benefit is based on the Company's assessment of the impact of the Tax Cuts and Jobs Act, which reduced the federal corporate income tax rate from 35.0% to 21.0%.

(d)	The Company's Class B common stock was approved for listing on the NYSE on October 9, 2014 and the Company's Class A common stock was approved for listing on the NYSE on December 1, 2015.

(e)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

	Years Ended December 31,
	2017	2016	2015	2014	2013
Time charter equivalent revenues	$361,036	$446,160	$449,058	$414,373	$400,876
Add: Voyage expenses	29,390	16,260	17,814	26,044	29,760
Shipping revenues	$390,426	$462,420	$466,872	$440,417	$430,636

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

(f) EBITDA represents net income/(loss) from continuing operations before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income/(loss) or cash flows from operations determined in accordance with GAAP. EBITDA and
Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

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

37	Overseas Shipholding Group, Inc.

The following table reconciles net income/(loss) from continuing operations, as reflected in the consolidated statements of operations, to EBITDA and Adjusted EBITDA:

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income/(loss) from continuing operations	$55,978	$(1,059)	$80,565	$(143,206)	$16,764
Income tax benefit from continuing operations	(57,627)	(65,098)	(101,032)	(115,552)	(18,962)
Interest expense	37,401	43,151	70,365	176,234	—
Depreciation and amortization	58,673	89,563	76,851	67,547	67,601
EBITDA	94,425	66,557	126,749	(14,977)	65,403
Severance costs	16	12,996	—	2,161	2,417
Loss/(gain) on disposal of vessels and other property, including impairments	13,200	104,532	207	(578)	(1,168)
Loss on repurchases and extinguishment of debt	3,237	2,988	26,516	—	—
Other costs associated with repurchase of debt	—	77	3,099	—	—
Write-off of registration statement costs	—	—	3,493	—	—
Reorganization items, net	190	(10,925)	8,052	153,125	70,263
Adjusted EBITDA	$111,068	$176,225	$168,116	$139,731	$136,915

38	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this item are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Forward-Looking Statements” section above.

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2017 and 2016 and its results of operations comparing the years ended December 31, 2017 and 2016 and the years ended December 31, 2016 and 2015, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a leading provider of energy transportation services, delivering crude oil and petroleum products. We own and operate a combined fleet of 23 vessels registered in the United States. Our well maintained fleet and commitment to high quality, incident-free service positions us as a preferred service provider of major oil companies and refiners.

Incorporated in 1969, OSG has operated through multiple shipping cycles, making adjustments to our business as needed to compete and succeed. We provide safe, efficient and reliable transportation to customers and strive to ensure the highest standards of safety and environmental compliance throughout our organization.

Our business operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker and our management team make decisions about resource allocations and review and measure our results as one line of business with similar regulatory requirements, customers and commodities transported. Our fleet includes tankers and ATBs, of which 21 operate under the Jones Act and two operate internationally and participate in the MSP. We own nine ATBs, which consist of seven vessels that transport primarily petroleum products and two that perform lightering operations in the Delaware Bay. We operate fourteen tankers, ten that have been chartered-in under operating leases and four that we own, including the two that participate in the MSP. Revenues are derived predominantly from time charter agreements, which provide a more predictable level of revenues. We derived approximately 32% of our total shipping revenues, 34% of our total TCE revenues, in the spot market for 2017.

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

Estimated TCE rates for prompt Jones Act Product Carriers and large ATBs decreased during the year ended December 31, 2017 from 2016 for each class of vessel. The decrease in 2017 compared with 2016 can be attributed to an increase in both the number and spot availability of Jones Act vessels, as compared to, prior periods and continued weak demand for coastwise transportation of crude oil. Price differentials favoring imports of foreign crude oil at northeastern refineries and a significant increase in the volumes of crude oil exports emanating from the Gulf of Mexico have contributed significantly to the shift in demand dynamics for domestic crude oil transportation. Notwithstanding the recovery of both price and production volumes of US crude oil from lows seen in 2016, a corresponding recovery in demand for crude oil transportation within the Jones Act trades has yet to materialize. These factors have led to the redeployment of a number of Jones Act vessels out of the crude trades into clean product trades and placing significant downward pressure on TCE rates.

As of December 31, 2017, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000-barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 96 vessels, compared with 90 vessels as of December 31, 2016. There were five Product Tankers and two large ATB deliveries and one

39	Overseas Shipholding Group, Inc.

large ATB scrapped during 2017. In addition to the 96 vessels mentioned above, one late-1970s-built crude oil tanker previously deployed in the Alaskan trade is currently operating in the lower-48 coastwise trade.

The industry’s firm Jones Act orderbook as of December 31, 2017, with deliveries scheduled through the third quarter of 2018 consisted of two large ATBs. The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 160,000 b/d in 2017 compared with 172,000 b/d in 2016. The decrease primarily resulted from customers increasing lightering offshore.

RESULTS FROM VESSEL OPERATIONS

During the year ended December 31, 2017, shipping revenues decreased by $71,994 or 15.6% compared to 2016. The decrease primarily resulted from weakening market conditions and reduced charter rates.

Reconciliations of time charter equivalent ("TCE") revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2017	2016	2015
Time charter equivalent revenues	$361,036	$446,160	$449,058
Add: Voyage expenses	29,390	16,260	17,814
Shipping revenues	$390,426	$462,420	$466,872

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2017, 2016 and 2015 between spot and fixed earnings and the related revenue days.

	2017		2016		2015
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$27,179	$63,604	$27,989	$64,919	$—	$64,350
Revenue days	896	3,411	208	4,103	—	4,260
Non-Jones Act Handysize Product Carriers:
Average rate	$31,174	$14,031	$31,422	$16,141	$29,453	$15,958
Revenue days	566	159	544	186	535	164
ATBs:
Average rate	$11,111	$26,863	$26,473	$35,269	$—	$38,605
Revenue days	979	1,637	83	2,802	—	2,700
Lightering:
Average rate	$61,648	$—	$72,271	$—	$79,209	$—
Revenue days	730	—	732	—	652	—

During 2017, TCE revenues decreased by $85,124, or 19%, to $361,036 from $446,160 in 2016. A weakening Jones Act crude oil transportation market during the current year resulted in a decline in average daily rates earned by the Company’s Jones Act ATBs and Jones Act Product Carriers, as well as increased spot market exposure, which accounted for a $67,458 decrease in revenue. Also contributing to the decrease was a 278-day decrease in Jones Act ATB, Jones Act Product Carrier and Non-Jones Act Product Carrier revenue days, which accounted for a $9,810 decrease in TCE revenue and a $7,899 decrease in Delaware Bay lightering revenue. The decrease in revenue days was principally attributable to increase in drydock and repair days in the current year, the layup of one ATB during the second quarter of 2017 as well as the disposal of one ATB during the fourth quarter of 2017. The decrease in revenue earned by the Delaware Bay lightering vessels was primarily due to a decrease in Delaware Bay lightering volumes in 2017 compared to 2016.

Vessel expenses decreased by $4,705 to $135,991 in 2017 from $140,696 in 2016, primarily due to an decrease in average daily vessel expenses of $419 per day, which resulted principally from increased subsidy during 2017 for the two vessels participating in the MSP program as well as reductions in repair costs during 2017. Depreciation expense decreased by $30,890 to $58,673 in 2017 from $89,563 in 2016 primarily as a result of the disposal of one ATB during 2017.

40	Overseas Shipholding Group, Inc.

During 2016, TCE revenues decreased by $2,898, or 1%, to $446,160 from $449,058 in 2015. A weakening Jones Act crude oil transportation market during 2016 resulted in a decline in average daily rates earned by the Company’s Jones Act ATBs and Jones Act Product Carriers, as well as increased spot market exposure, which accounted for a $16,204 decrease in revenue. The spot rates in the above table for Jones Act Product Carriers reflect idle days awaiting cargoes for one of the vessels that redelivered from a long-term charter in mid-June 2016. Offsetting this decrease to a large degree was (i) a 266-day increase in Jones Act ATB, Jones Act Product Carrier and Non-Jones Act Product Carrier revenue days, which accounted for a $11,175 increase in TCE revenue, (ii) a $1,219 increase in Delaware Bay lightering revenue, and (iii) increased average daily rates for the Company’s Non-Jones Act Product Carriers which accounted for a $911 increase in revenue. The increase in revenue days was principally attributable to a reduction in drydock and repair days in 2017. The increase in revenue earned by the Delaware Bay lightering vessels was primarily due to an increase in Delaware Bay lightering volumes and an 81-day decrease in drydock and repair days in the current year, partially offset by certain coastwise voyage opportunities that were available in the first half of 2015, but not in 2016.

Vessel expenses increased by $2,517 to $140,696 in 2016 from $138,179 in 2015, primarily due to an increase in average daily vessel expenses of $249 per day, which resulted principally from higher crew costs. Depreciation expense increased by $12,826 to $89,257 in 2016 from $76,431 in 2015 primarily as a result of the shortening of the useful lives of six of the Company’s Jones Act ATBs effective October 1, 2015 and a further shortening of the useful lives of seven of the Jones Act ATBs effective October 1, 2016.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $5,400 on one vessel and $4,500 on one vessel in 2017, $3,500 on one vessel and $2,700 on one vessel in 2016 and $3,200 for each vessel in 2015.

Under the terms of the program, the Company expects to receive up to $5,000 annually for each vessel from 2018 through 2020, and up to $5,200 for each vessel beginning in 2021. The Company does not receive the subsidy with respect to any days for which one or both of the vessels operate under a time charter to a U.S. government agency, which was the case for one vessel during 2017.

General and Administrative Expenses

During 2017, general and administrative expenses decreased by $14,115 to $27,493 from $41,608 in 2016. This decrease reflects: (i) a net decrease in legal, accounting and consulting fees aggregating $9,895 primarily due to cost reductions during the current year; (ii) lower compensation and benefit costs of $1,994 primarily due to a decrease in headcount, incentive compensation and salary related expenses; and (iii) the remaining decrease is due to cost reductions for overhead costs during the current year including lower office rent and related expenses as well as insurance.

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

INTEREST EXPENSE

The components of interest expense are as follows:

	Years Ended December 31,
	2017	2016	2015
Interest before impact of interest rate caps	$35,978	$42,812	$70,364
Impact of interest rate caps	1,423	339	1
Interest expense	$37,401	$43,151	$70,365

Interest expense, including administrative and other fees, was $37,401 for 2017 compared with $43,151 in 2016. The decrease in interest expense from the prior year reflects the impact of repurchases of the Company's Unsecured Senior Notes during 2017 of $55,202. Refer to Note 9, “Debt,” in the accompanying consolidated financial statements for additional information.

41	Overseas Shipholding Group, Inc.

Interest expense, including administrative and other fees was $43,151 for 2016 compared with $70,365 in 2015. The decrease in interest expense associated with the Company’s Exit Financing Facilities and Unsecured Senior Notes from the prior year reflects the impact of the Company’s repurchases and prepayments of $137,295 in aggregate principal amount of its OBS Term Loan in 2016 and the repurchase of $363,690 in aggregate principal amount of its outstanding Unsecured Senior Notes between the third quarter of 2015 and September 2016. Interest expense in 2015 comprised primarily of $32,669 associated with the Company's reinstated Unsecured Senior Notes and $37,666 relating to the Exit Financing Facility.

INCOME TAX BENEFIT

The effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 3,492.9%, 98.4% and 493.7%, respectively. The Company’s effective tax rates are affected by recurring items, such as permanent differences related to the US tonnage tax regime (see Taxation of the Company) and discrete items such as stock compensation vesting or exercises, and other insignificant items. Our effective tax rate has varied year over year primarily due to fluctuations in our pre-tax book income (loss) as well as estimates of our ability to realize certain tax assets, changes in tax law, and recognition of deferred tax liabilities associated with our investment in INSW.

On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (“TCJA”). For the year ended December 31, 2017, the TCJA caused our effective tax rate to increase compared with the year ended December 31, 2016, primarily as a result of the benefit received from the remeasurement of the net deferred tax liability to the newly enacted statutory rate of 21.0% effective January 1, 2018 relative to the small amount of pre-tax book loss for 2017.

The increase in tax rate from 2017 as compared to 2016 is primarily due to the impact of the remeasurement of the net deferred tax liability to the newly enacted statutory rate of 21%, and to a lesser degree to the decrease in the book loss, the decrease in our effective tax rate in 2016 as compared to 2015 is primarily due to the reversal of reserves for unremitted foreign earnings.

As of December 31, 2016, as a result of the spin-off of INSW, the Company reversed its deferred tax liability in the amount of $48,856 recognized on the basis difference in its investment in INSW, as the spin-off resulted in a non-deductible taxable loss on the Company’s investment in INSW.

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

As of December 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $281,942, which are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034. The amount of net operating loss carryforwards reflected in this paragraph are presented on a tax return basis and differ from the amounts reflected in the balance sheet, which are reflected net of unrecognized tax benefits.

The Company is currently undergoing an examination by the IRS of its 2012 through 2015 tax returns.

42	Overseas Shipholding Group, Inc.

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

Results from Vessel Operations

The following is a discussion of the results from vessel operations of the INSW discontinued operations for the eleven months ended November 30, 2016, and for the year ended December 31, 2015.

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

Impact of Spin off

As discussed in Note 5, “Discontinued Operations,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” the accounting for the distribution of nonmonetary assets to owners of an entity in a spinoff should be based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value). The nonmonetary distribution of the assets of INSW constituted the disposal of a business. Accordingly, OSG's distribution of the shares of INSW to its stockholders on November 30, 2016 was recorded based on the carrying value of the INSW disposal group, after reduction for $332,562 in net impairment charges recognized for the excess of the carrying value of the INSW disposal group over its fair value, calculated on a held for sale basis. Such impairment charges are included in the results from discontinued operations for the year ended December 31, 2016. Refer to Critical Accounting Policies - Vessel and Investment in Joint Venture Impairments – Held for Sale Basis (Disposal Group) below for additional information on management’s judgments and estimates in determining the impairment charge for the INSW disposal group.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital from continuing operations at December 31, 2017 was approximately $147,000 compared with $181,000 at December 31, 2016. In addition, the Company's total cash (including restricted cash) decreased by $40,664. The decrease in working capital and cash is primarily related to the cash the Company deposited in the amount of $27,491 with The Bank of New York Mellon Trust Company, N.A., as trustee, to pay the principal of $26,417 plus accrued and unpaid interest of $514 on all of the outstanding 8.125% Notes on their stated maturity. As a result, the Company's obligations under the indenture and the remaining 8.125% Notes were satisfied and the indenture was cancelled and discharged. Also, the decrease in working capital is due to the reclassification of $28,165 of long-term debt to short-term. The decrease in working capital was offset by increases to working capital as a result of a reduction in accounts payable, accrued expenses and other current liabilities related to

43	Overseas Shipholding Group, Inc.

payments made during the year ended December 31, 2017 primarily related to the SEC settlement and the payout of the 2016 annual incentive plan.

As of December 31, 2017, we had total liquidity on a consolidated basis of $241,269, comprised of $166,269 of cash (including $275 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

Restricted cash as of December 31, 2017 included $275 of legally restricted cash. Pursuant to the terms of the OBS Facility, in the event of a spinoff of INSW, the Company was required to set aside, in an escrow account, cash in an aggregate amount of not less than the sum of all accrued and unpaid interest on the outstanding Unsecured Senior Notes (as defined in Note 9, “Debt”) through the maturity of the respective Unsecured Senior Notes. Activity relating to restricted cash is reflected in investing activities in the consolidated statements of cash flow.

 As of December 31, 2017, we had total debt outstanding (net of original issue discount and deferred finance costs) of $448,936 and a total debt to total capitalization of 58.7%. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the year ended December 31, 2017 was $43,619. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings as permitted under the Exit Financing Facilities and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. We may in the future complete transactions consistent with achieving the objectives of our business plan.

Our current uses of funds are to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities and to repurchase our common stock from time to time. The OBS Term Loan requires that a portion of Excess Cash Flow (as defined in the term loan agreement) be used to prepay the outstanding principal balance of the term loan, commencing with the annual period beginning January 1, 2015. At December 31, 2017, the Company determined it had Excess Cash Flow under the OBS Term Loan. The mandatory prepayment of $28,165 will be due during the first quarter of 2018 and is included in current installments of long-term debt on the consolidated balance sheets as of December 31, 2017. To the extent permitted under the terms of the OBS Term Loan, we may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

During the year ended December 31, 2017, the Company repurchased and retired an aggregate principal amount of $55,202 of our 8.125% Notes. Also, during 2017, the Company deposited cash in the amount of $27,491 with The Bank of New York Mellon Trust Company, N.A., as trustee, to pay the principal of $26,417 plus accrued and unpaid interest of $514 on all of the outstanding 8.125% Notes on their stated maturity. As a result, the Company's obligations under the indenture and the remaining 8.125% Notes were satisfied and the indenture was cancelled and discharged.

OSG’s ability to receive cash dividends, loans or advances from OBS is restricted under the OBS Term Loan. After dividend distributions to OSG of $50,000 during 2017, the Available Amount for cash dividends, loans or advances to OSG permitted under the OBS Term Loan was $71,758 as of December 31, 2017.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act Trades within which the majority of our vessels operate, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. The emergence of demand for domestic crude oil transportation has in recent years added a new dimension to understanding traditional Jones Act trades. Balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge and considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point. Over the longer term, we consider the “normalized” market in which our vessels trade to be one that should be

44	Overseas Shipholding Group, Inc.

characterized by stable, longer term chartering relationships with our customer base. Notwithstanding this belief, it is evident that a surplus of available capacity which has prevailed in recent years has been rewarding charterers with low charter rates, making medium term charters unattractive or simply unavailable. In such market environments, we considered the cost of acquiring cash flow visibility by committing vessels to charter contracts at sustained loss-making rates as being too high when measured against what we believe is the asymmetrical upside potential of being positioned to benefit from a recovery in rates.

The increased volatility of cash flows inherent in a portfolio with a higher percentage of vessels trading in the spot market has important implications on our liquidity management. While we see this as a transitional condition, we nonetheless consider the retention of relatively high cash balances as well as management’s recent efforts to reduce overall levels of debt and operating and administrative costs as important and necessary responses to these factors. We believe the actions we have taken have strengthened our balance sheet and at the same time positioned us to generate sufficient cash to support our operations over the next twelve months. We expect that a rebalance of supply will occur over the coming quarters as tightening age restrictions imposed by our core customer base progressively limit the acceptability for use in service of vessels exceeding 20 years of age. Further, we continue to view the prospect for increasing demand for domestic crude oil transportation as an important swing factor in determining the extent, and timing, of restoring a healthy balance between available vessel supply and overall transportation demand.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the "OSG LNG Performance Guarantees"). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a per year fee of $135 per year to OSG, which is subject to escalation after 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees. See Note 13, “Related Parties,” for further details.

Carrying Value of Vessels

Eleven of the Company’s owned vessels are pledged as collateral under the Exit Financing Facilities. The carrying value of each of the Company’s vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold.

The Company believes that the availability, quality and reliability of fair market valuations of U.S Flag vessels are limited given the fact that the U.S. Flag market is relatively small and illiquid with very limited second hand sales and purchases activity from which to benchmark vessel values. As discussed in Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” the Company monitors for any indicators of impairment in regards to the carrying value of its vessels.

45	Overseas Shipholding Group, Inc.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of December 31, 2017 follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$52	$52	$52	$342	$29	$434	$961
OBS term loan - floating rate	54,487	446,686	—	—	—	—	501,173
Operating lease obligations (2)
Bareboat Charter-ins	91,457	111,819	9,168	9,143	9,143	22,846	253,576
Office space	627	658	635	631	649	573	3,773
Total	$146,623	$559,215	$9,855	$10,116	$9,821	$23,853	$759,483

(1) Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $691 as of December 31, 2017 are at an interest rate of 7.5%. The interest rate obligations of floating rate debt have been estimated based on the aggregate of the LIBOR floor rate of 1% and the applicable margin for the OBS Term Loan of 4.25%. A prepayment in 2018 of $28,165 is required for the OBS Term Loan as a result of Excess Cash Flow for the twelve- month period ended December 31, 2017. Amounts shown for the OBS Term Loan for years subsequent to 2018 exclude any estimated repayment as a result of Excess Cash Flow.

(2) As of December 31, 2017, the Company had charter-in commitments for 10 vessels on leases that are accounted for as operating leases. These leases provide the Company with various renewal options.

In addition to the above long-term contractual obligations the Company has certain obligations for its domestic shore-based employees as of December 31, 2017, related to pension and other post-retirement benefit plans as follows:

	2018	2019	2020	2021		2022
Defined benefit pension plan contributions (1)	$3,220	$—	$329	$183	3	$320
Postretirement health care plan obligations (2)	215	192	194	198		200
Total	$3,435	$192	$523	$381		$520

(1)	Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.

(2)
Amounts are estimated based on the 2017 cost taking the assumed health care cost trend rate for 2018 to 2022 into consideration. See Note 17, “Pension and Other Postretirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.” Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

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

At December 31, 2017, OBS was party to an interest rate cap agreement (“Interest Rate Cap”) with a date of February 15, 2015 with major financial institutions covering the notional amount of $375,000, to limit the floating interest rate exposure associated with its term loan. This agreement contains no leverage features. The OBS Interest Rate Cap has a cap rate of 3.0% through the termination date of February 5, 2018.

46	Overseas Shipholding Group, Inc.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2017	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Liabilities
Long-term debt *
Fixed rate debt	$—	$—	$—	$0.3	$—	$0.4	$0.7	$0.7
Average interest rate	—	—	—	7.5%	—	7.5%	—	—
Variable rate debt	$28.2	$427.5	$—	$—	$—	$—	$455.7	$441.6
Average interest rate	6.1%	6.1%	—	—	—	—	—	—
 *Including current portion.

As of December 31, 2017, the Company had a secured term loan (OBS Term Loan) and a revolving credit facility (OBS ABL Facility) under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. There were no amounts outstanding under the OBS ABL Facility as of December 31, 2017.

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

The Company generates a portion of its revenue from voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues in the shipping industry and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying its revenue recognition method, under existing U.S. GAAP in 2017 and prior, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. OSG does not begin recognizing voyage revenue until a charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage, because it is at this time the charter rate is determinable for the specified load and discharge ports and collectability is reasonably assured.

The Company will adopt ASU No. 2014-9, Revenue from Contracts with Customers (ASC 606), on January 1, 2018. Under the new standard, the Company will recognize revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. Refer to Note 3, "Summary of Significant Accounting Policies" for further details.

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

47	Overseas Shipholding Group, Inc.

ATBs were rebuilt. A vessel’s carrying value is reduced to its new cost basis (i.e. its current fair value) if a vessel impairment charge is recorded.

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. See Note 3, "Summary of Significant Accounting Policies" for further details.

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

In estimating the fair value of vessels for the purposes of step 2 of the impairment tests, the Company utilizes estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of U.S. Flag vessels owned by OSG is not considered to be robust. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2017.

Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. The Company’s intangible assets represent long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. See Note 10, “Fair Value of Financial Instruments,

48	Overseas Shipholding Group, Inc.

Derivatives and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company's intangible assets at December 31, 2017.

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

Income Taxes, Deferred Tax Assets and Valuation Allowance

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes only in the U.S. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

Pension Benefits

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The Company has recorded pension benefit costs based on assumptions and valuations developed with the support of its actuarial consultants. These valuations are based on estimates and key assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management's best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the Maritrans Plan and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

In determining the benefit obligations at the end of the year measurement date, the Company continues to use the equivalent single weighted-average discount rate, rounded to the nearest 5 basis points, that best matches projected benefit payments. See Note 17, “Pension and Other Postretirement Benefit Plans,” for further discussion on the Company's pension plans.

49	Overseas Shipholding Group, Inc.

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

50	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

51	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$165,994	$191,089
Restricted cash	58	7,272
Voyage receivables, including unbilled of $9,919 and $12,593	24,209	23,456
Income tax recoverable	1,122	877
Receivable from INSW	372	683
Other receivables	2,184	2,696
Inventories, prepaid expenses and other current assets	13,356	12,243
Total Current Assets	207,295	238,316
Restricted cash	217	8,572
Vessels and other property, less accumulated depreciation	632,509	684,468
Deferred drydock expenditures, net	23,914	31,172
Total Vessels, Deferred Drydock and Other Property	656,423	715,640
Investments in and advances to affiliated companies	3,785	3,694
Intangible assets, less accumulated amortization	41,017	45,617
Other assets	23,150	18,658
Total Assets	$931,887	$1,030,497

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,220	$57,222
Income taxes payable	151	306
Current installments of long-term debt	28,160	—
Total Current Liabilities	62,531	57,528
Reserve for uncertain tax positions	3,205	3,129
Long-term debt	420,776	525,082
Deferred income taxes	83,671	141,457
Other liabilities	48,466	48,969
Total Liabilities	618,649	776,165

Commitments and contingencies

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 78,277,669 and 70,271,172 shares issued and outstanding)	783	702
Paid-in additional capital	584,675	583,526
Accumulated deficit	(265,758)	(321,736)
	319,700	262,492
Accumulated other comprehensive loss	(6,462)	(8,160)
Total Equity	313,238	254,332
Total Liabilities and Equity	$931,887	$1,030,497

See notes to consolidated financial statements

52	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2017	2016	2015
Shipping Revenues:
Time charter revenues	$266,193	$372,149	$385,206
Voyage charter revenues	124,233	90,271	81,666
	390,426	462,420	466,872
Operating Expenses:
Voyage expenses	29,390	16,260	17,814
Vessel expenses	135,991	140,696	138,179
Charter hire expenses	91,587	91,947	91,875
Depreciation and amortization	58,673	89,563	76,851
General and administrative	27,493	41,608	61,540
Severance costs	16	12,996	—
Loss on disposal of vessels and other property, including impairments	13,200	104,532	207
Total operating expenses	356,350	497,602	386,466
Income/(loss) from vessel operations	34,076	(35,182)	80,406
Equity in income of affiliated companies	3,747	3,642	3,783
Operating income/(loss)	37,823	(31,540)	84,189
Other expense	(1,881)	(2,391)	(26,239)
Income/(loss) before interest expense, reorganization items and income taxes	35,942	(33,931)	57,950
Interest expense	(37,401)	(43,151)	(70,365)
Loss before reorganization items and income taxes	(1,459)	(77,082)	(12,415)
Reorganization items, net	(190)	10,925	(8,052)
Loss from continuing operations before income taxes	(1,649)	(66,157)	(20,467)
Income tax benefit from continuing operations	57,627	65,098	101,032
Income/(loss) from continuing operations	55,978	(1,059)	80,565
(Loss)/income from discontinued operations	—	(292,555)	203,395
Net income/(loss)	$55,978	$(293,614)	$283,960

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	87,834,769	90,949,577	95,584,559
Basic - Class B and Common Stock	—	533,758	1,320,337
Diluted - Class A	88,082,978	90,949,577	95,629,090
Diluted - Class B and Common Stock	—	533,758	1,320,337
Per Share Amounts:
Basic and diluted net income/(loss) - Class A from continuing operations	$0.64	$(0.01)	$0.83
Basic and diluted net income/(loss) - Class A from discontinued operations	$—	$(3.24)	$2.10
Basic and diluted net income/(loss) - Class A	$0.64	$(3.25)	$2.93

Basic and diluted net income/(loss) - Class B from continuing operations	$—	$(0.11)	$0.83
Basic and diluted net income/(loss) - Class B from discontinued operations	$—	$4.54	$2.10
Basic and diluted net income/(loss) - Class B	$—	$4.43	$2.93

See notes to consolidated financial statements

53	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2017	2016	2015
Net income/(loss)	$55,978	$(293,614)	$283,960
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	907	10,311	6,927
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(157)	(60)	(211)
Net change in unrecognized actuarial losses	948	(3,295)	3,203
Other comprehensive income	1,698	6,956	9,919
Comprehensive income/(loss)	$57,676	$(286,658)	$293,879

See notes to consolidated financial statements

54	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income/(loss)	$55,978	$(293,614)	$283,960
(Loss)/income from discontinued operations	—	(292,555)	203,395
Net income/(loss) from continuing operations	55,978	(1,059)	80,565
Items included in net income/(loss) from continuing operations not affecting cash flows:
Depreciation and amortization	58,673	89,563	76,851
Vessel impairment charges	5,878	104,405	—
Amortization of debt discount and other deferred financing costs	5,167	6,005	5,154
Compensation relating to restricted stock, stock unit and stock option grants	2,388	7,441	3,580
Deferred income tax benefit	(59,047)	(67,394)	(69,564)
Undistributed earnings of affiliated companies	(91)	132	(399)
Deferred payment obligations on charters-in	—	—	590
Reorganization items, non-cash	(105)	5,198	(50)
Other – net	3,282	2,268	1,971
Items included in net income/(loss) related to investing and financing activities:
Loss on repurchases and extinguishment of debt	3,237	2,988	—
Loss on disposal of vessels and other property, net	7,322	127	207
Distributions from INSW	—	202,000	200,000
Payments for drydocking	(8,390)	(6,844)	(41,323)
SEC payment, bankruptcy and IRS claim payments	(5,000)	(7,136)	(8,343)
Deferred financing costs paid for loan modification	—	—	(4,220)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(753)	(16,794)	6,502
(Increase)/decrease in income tax recoverable	(246)	323	54,637
(Decrease)/increase in deferred revenue	(4,639)	63	(3,034)
Net change in prepaid items and accounts payable, accrued expenses and other current and long-term liabilities	(20,035)	7,574	(26,791)
Net cash provided by operating activities	43,619	328,860	276,333
Cash Flows from Investing Activities:
Change in restricted cash	15,569	(5,261)	42,502
Expenditures for other property	(11)	(666)	(75)
Proceeds from disposal of vessels and other property	1,055	—	—
Other – net	—	—	(54)
Net cash provided by/(used in) investing activities	16,613	(5,927)	42,373
Cash Flows from Financing Activities:
Cash dividends paid	—	(31,910)	—
Payments on debt, including adequate protection payments	—	(54,345)	(6,030)
Repurchases and extinguishment of debt	(84,170)	(120,224)	(326,051)
Repurchases of common stock and common stock warrants	—	(119,343)	(3,633)
Tax withholding on share-based awards	(1,157)	—	—
Net cash used in financing activities	(85,327)	(325,822)	(335,714)
Net decrease in cash and cash equivalents	(25,095)	(2,889)	(17,008)
Cash and cash equivalents at beginning of year	191,089	193,978	210,986
Cash and cash equivalents at end of year	$165,994	$191,089	$193,978

Cash flows from discontinued operations:
Cash flows provided by operating activities	$—	$111,768	$222,739
Cash flows provided by investing activities	—	25,202	114,163
Cash flows used in financing activities	—	(355,687)	(206,284)
Net (decrease)/increase in cash and cash equivalents from discontinued operations	$—	$(218,717)	$130,618

See notes to consolidated financial statements

55	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2014	$3,158	$1,507,334	$(141,025)	$(83,380)	$1,286,087
Net income	—	—	283,960	—	283,960
Other comprehensive income, net of taxes	—	—	—	9,919	9,919
Stock dividends declared	338	143,879	(144,217)	—	—
Issuance and vesting of restricted stock awards	5	(5)	—	—	—
Forfeitures and cancellation of restricted stock awards	—	(257)	—	—	(257)
Compensation related to Class A options granted	—	621	—	—	621
Amortization of restricted stock awards	—	1,217	—	—	1,217
Compensation related to Class A restricted stock awards	—	2,574	—	—	2,574
Repurchase of Class A warrants	—	(3,633)	—	—	(3,633)
Conversion of Class A and Class B warrants to common stock	219	(219)	—	—	—
Balance at December 31, 2015	3,720	1,651,511	(1,282)	(73,461)	1,580,488
Net loss	—	—	(293,614)	—	(293,614)
Other comprehensive income, net of taxes	—	—	—	6,956	6,956
Stock dividends declared and paid	—	(5,070)	(25,503)	—	(30,573)
Special dividend paid to Class B stockholders	—	—	(1,337)	—	(1,337)
Vesting of restricted stock awards to be settled in cash	—	(528)	—	—	(528)
Issuance and vesting of restricted stock awards	3	(3)	—	—	—
Forfeitures and cancellation of restricted stock awards	—	(363)	—	—	(363)
Compensation related to Class A options granted, net of forfeitures	—	2,414	—	—	2,414
Compensation related to Class A restricted stock awards, net of forfeitures	—	5,882	—	—	5,882
Repurchase of Class A warrants and Class A common stock	(5)	(119,338)	—	—	(119,343)
Conversion of Class A and B warrants to common stock	413	(413)	—	—	—
Reverse stock split	(3,429)	3,429	—	—	—
Distribution of INSW stock	—	(953,995)	—	58,345	(895,650)
Balance at December 31, 2016	702	583,526	(321,736)	(8,160)	254,332
Net income	—	—	55,978	—	55,978
Other comprehensive income, net of taxes	—	—	—	1,698	1,698
Issuance and vesting of restricted stock awards	5	(6)	—	—	(1)
Forfeitures and cancellation of restricted stock awards	—	(1,157)	—	—	(1,157)
Compensation related to Class A options granted	—	281	—	—	281
Compensation related to Class A restricted stock awards	—	2,107	—	—	2,107
Conversion of Class A warrants to Class A common stock	76	(76)	—	—	—
Balance at December 31, 2017	$783	$584,675	$(265,758)	$(6,462)	$313,238

See notes to consolidated financial statements

56	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries (the “Company” or “OSG”, or “we” or “us” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method. Dollar amounts, except per share amounts, are in thousands. Certain prior period amounts have been reclassified in the Consolidated Statements of Cash Flows to conform to the current period presentation. The reclassifications in the Consolidated Statements of Cash Flows had no impact on net cash provided by operating activities and net cash provided by/(used in) investing and financing activities.

The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trade through its wholly owned subsidiary, OSG Bulk Ships, Inc. (“OBS”), a New York corporation.

On November 30, 2016 (the “Distribution Date”), OSG completed the separation of its business into two independent publicly-traded companies through the spin-off of its then wholly-owned subsidiary International Seaways, Inc. (“INSW”). The spin-off separated OSG and INSW into two distinct businesses with separate management. OSG retained the U.S. Flag business and relocated its headquarters to Tampa, Florida.

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

The spin-off was completed pursuant to a Separation and Distribution Agreement and several other agreements with INSW related to the spin-off. These agreements governed the relationship between and INSW and OSG following the spin-off and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also included a Transition Services Agreement and an Employee Matters Agreement, which expired during 2017, covering arrangements for transition services to be provided by OSG to INSW and by INSW to OSG. See Note 5, "Discontinued Operations, " for additional information.

In accordance with Accounting Standards Update (“ASU”) 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of INSW are reported as discontinued operations, net of taxes, for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to the Company’s continuing operations unless specifically noted. See Note 5, “Discontinued Operations,” for additional information.

As further discussed in Note 14, “Capital Stock and Stock Compensation,” the Company’s board of directors (the “Board”) approved a stock dividend of Class A common stock, whereby on December 17, 2015, all stockholders of record of the Company’s Class A and B common stock as of December 3, 2015 (the “record date”), received a dividend of one-tenth of one share of Class A common stock for each share of Class A common stock and Class B common stock held by them as of the record date. In addition, as discussed further in Note 14, effective May 27, 2016, all Class B common shares and Class B warrants automatically converted into one Class A common share and one Class A warrant, respectively, and on June 2, 2016 the Board approved an amendment (the "Reverse Split Amendment") to the Company's Amended and Restated Certificate of Incorporation. The Reverse Split Amendment effected a one (1) for six (6) reverse stock split and corresponding reduction of the number of authorized shares of common stock, par value $0.01 per share (the "Reverse Split"). The Reverse Split Amendment became effective on June 13, 2016. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share, the Company adjusted the computations of basic and diluted earnings per share retroactively for all periods presented to reflect that change in its capital structure. Accordingly, amounts previously reported in 2015 with respect to earnings per share, outstanding Class A shares, Class A restricted stock units, restricted shares and stock options have been restated where appropriate. See Note 4, “Earnings per Common Share,” for additional information.

57	Overseas Shipholding Group, Inc.

NOTE 2 — CHAPTER 11 FILING AND EMERGENCE FROM BANKRUPTCY

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
On November 14, 2012 (the “Petition Date”), the Parent Company and 180 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On August 5, 2014 (the "Effective Date"), a plan of reorganization (the “Equity Plan”) became effective and OSG emerged from bankruptcy.
The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants through a settlement effectuated through the Equity Plan. Under the terms of that settlement, the Equity Plan provided for full satisfaction of claims through the payment of (i) $7,000 in cash, which was paid on August 5, 2014, (ii) $3,000 in cash, which was paid on August 5, 2015, (iii) any remaining cash in the Class E1 Disputed Claims Reserve established by the Equity Plan following resolution of all other Class E1 claims, which was paid on October 5, 2015, (iv) 15% (or $2,136) of the Net Litigation Recovery in the action against Proskauer (described below), which was paid on April 5, 2016, (v) $5,000 in cash, following the entry of a final order resolving the Proskauer action, which was paid on March 17, 2016, and (vi) proceeds of any residual interest the Company has in certain director and officer insurance policies.
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
Reorganization Items, net

Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the filing of the Chapter 11 cases and are comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Trustee fees	$5	$100	$217
Professional fees	185	2,288	8,027
Litigation settlement, net	—	(20,359)	—
Litigation settlement due to class action plaintiffs	—	2,136	—
Litigation settlement due to Class B warrant holders	—	86	—
Provision for claims	—	4,824	—
Other claim adjustments	—	—	(192)
	$190	$(10,925)	$8,052

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

58	Overseas Shipholding Group, Inc.

In addition, pursuant to the terms of the Company’s settlement with members of the putative class of securities claimants, the Company recognized an income statement charge for 15%, or $2,136, of the Net Litigation Recovery amount of $14,242 during the year ended December 31, 2016. The “Net Litigation Recovery” is the gross amount of the settlement less all related out-of-pocket expenses, including legal fees, incurred by the Company since the inception of the action against the Proskauer Plaintiffs through the date of settlement. Further, as required by the Equity Plan, the Company’s Amended and Restated Certificate of Incorporation and the Class B Warrant Agreement, the Company distributed 10%, or $1,423, of the Net Litigation Recovery amount to the Class B stockholders and warrant holders in May 2016. Approximately $86 of the aforementioned $1,423, which represents the proportional share of the Net Litigation Recovery payable to the Company’s Class B warrant holders, was recognized as a charge to reorganization items, net in the second quarter of 2016. The balance of $1,337 was distributed in the form of a special dividend to the Company’s Class B stockholders and was recorded as a reduction of retained earnings.
Cash paid for reorganization items, excluding the Proskauer related settlement amounts noted above, was $295, $2,455, and $18,068 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.
Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Pursuant to the terms of the OBS Facility, in the event of a spinoff of INSW, the Company was required to set aside, in an escrow account, cash in an aggregate amount of not less than the sum of all accrued and unpaid interest on the outstanding Unsecured Senior Notes (as defined in Note 9, “Debt”) through the date of the consummation of the INSW Spinoff and all interest expense that will accrue under the respective outstanding Unsecured Senior Notes from the date of the consummation of the INSW Spinoff through the maturity of the respective Unsecured Senior Notes. Activity relating to restricted cash is reflected in investing activities in the consolidated statements of cash flow. Additionally, management had designated cash reserves of $5,576 as of December 31, 2016 to be utilized for the settlement of certain unsecured claims related to the Company's emergence from bankruptcy.

2.
Vessels, vessel lives, deferred drydocking expenditures and other property - Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the estimated useful lives of the vessels, which are generally 25 years (except for new ATBs for which estimated useful lives of 30 years are used).

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from 3 years to 15 years.

Interest costs are capitalized to vessels during the period that vessels are under construction however, no interest was capitalized during 2017, 2016 or 2015, as there were no vessels under construction.

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

3.
Impairment of long-lived assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual

59	Overseas Shipholding Group, Inc.

disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion on the impairment tests performed on certain of our vessels during the three years ended December 31, 2017.

4.
Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company's intangible assets at December 31, 2017.

5.
Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $418 and $800 relating to the OBS ABL Facility (as defined in Note 9, “Debt”) are included in other assets in the consolidated balance sheets as of December 31, 2017 and 2016, respectively. Unamortized deferred financing charges of $7,037 and $10,421 relating to the OBS Term Loan (as defined in Note 9, “Debt”) and $0 and $1,414 relating to the Unsecured Senior Notes are included in long-term debt in the consolidated balance sheets as of December 31, 2017 and 2016, respectively. At December 31, 2017, unamortized deferred financing charges of $6 relating to the Unsecured Senior Notes are included in current installments of long-term debt in the consolidated balance sheets. Interest expense relating to the amortization of deferred financing charges amounted to $5,167 in 2017, $6,005 in 2016 and $5,154 in 2015.

6.
Revenue and expense recognition - Revenues from time charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Under existing U.S. GAAP in 2017 and prior, voyage revenues and expenses are recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. OSG does not begin recognizing voyage revenue until a charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

The Company will adopt ASU No. 2014-9, Revenue from Contracts with Customers (ASC 606), on January 1, 2018. Under the new standard, the Company will recognize revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. See “Recently adopted accounting standards” below for further details.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are generally paid by the Company’s customers.

7.
Voyage receivables - All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

8.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2017 and 2016 are net of an allowance for doubtful accounts of $682 and $70, respectively. The provisions for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 were not material.

During the year ended December 31, 2017, the Company had three individual customers who accounted for 10% or more of our revenues as follows:

60	Overseas Shipholding Group, Inc.

Percentage of Shipping Revenue
Customer Name	2017
Andeavor	16%
Petrobras America Inc.	15%
Shell	10%

During the years ended December 31, 2016 and 2015, the Company had four individual customers who accounted for 10% or more of our revenues as follows:

	Percentage of Shipping Revenue
Customer Name	2016	2015
Andeavor	16%	15%
Petrobras America Inc.	12%	12%
Shell	12%	11%
Marathon Petroleum Company	11%	14%

9.
Derivatives - ASC 815, Derivatives and Hedging, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of the change in fair value of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive loss and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings, unless it is designated in a new hedging relationship or terminated.

During the three years ended December 31, 2017, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap is recognized as an adjustment of interest expense over the shorter of the remaining term of the cap or the hedged debt. See Note 10, “Fair Value of Financial Instruments,

61	Overseas Shipholding Group, Inc.

Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and other financial instruments.

10.
Income taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

11.
Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of vessels, intangible assets and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

12.
Segment information - Operating segments are defined as components of an enterprise that engage in business activities. The Company has determined that it operates its business as a single segment as its chief operating decision maker and its management team make decisions about resource allocations and review and measure the Company’s results as one line of business with similar regulatory requirements, customers and commodities transported.

13.
Inventories - Inventories are included in the inventories, prepaid expenses and other current assets line item in the consolidated balance sheets. Inventories are accounted for on the first in first out basis and consist of fuel on the Company’s vessels.

14.
Recently adopted accounting standards - In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC 205), which explicitly requires management to assess an entity’s ability to continue as a going concern and disclose going concern uncertainties in connection with each annual and interim period. The new standard requires management to assess if there is substantial doubt about an entity’s ability to continue to meet its obligations within one year after the reporting date based upon management’s consideration of relevant conditions that are known (and reasonably knowable) at the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. The new standard was effective for all entities in the first annual period ending after December 15, 2016. The Company adopted this standard on December 31, 2016. The adoption of this standard had no impact to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting (ASC 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard was effective for annual periods beginning after December 31, 2016 and interim periods within that reporting period. The Company adopted this standard on January 1, 2017 and applied the accounting prospectively. Prior periods have not been adjusted. As a result of the adoption of this accounting standard,

62	Overseas Shipholding Group, Inc.

the Company elected to account for forfeitures of share-based payments as they occur. The adoption of this accounting standard did not have a material impact to the Company’s consolidated financial statements.

Recently issued accounting standards — In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, that will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under ASU 2017-07, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance provides a practical expedient for disaggregating the service cost component and other components for comparative periods. The Company will adopt this standard during the first interim period beginning after December 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The Company will adopt this standard during the first interim period beginning after December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (ASC 842). The standard, which requires lessees to recognize most leases on the balance sheet, is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. In arrangements where the Company is the lessee, management expects that the Company will recognize substantial

63	Overseas Shipholding Group, Inc.

increases in reported amounts for vessels and other property and related lease liabilities upon adoption of the new standard. In arrangements where the Company is the lessor, management is currently evaluating the impact to non-lease components of time charter contracts. As of December 31, 2017, the contractual obligations for the Company’s leased vessels was approximately $253,576.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method which will be applied to existing contracts as of that date.

Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to the 2018 opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company has completed in-depth reviews over existing contracts. The Company is substantially complete with the analysis and does not expect the adoption of this standard to have a material impact on the consolidated financial statements. The Company has implemented changes to systems, processes and internal controls to meet the standard’s updated reporting and disclosure requirements. The impact of adopting the new standard will primarily relate to a change in the timing of revenue recognition for voyage charter contracts. In the past, the Company recognized revenue from voyage charters ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis. Under the new standard, the Company will recognize revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. In addition, the adoption of ASC 606 will result in a corresponding change in the timing of recognition of voyage expenses for voyage charter contracts. The Company continues to evaluate the impact of the standard as it relates to non-lease components of time charter contracts and will finalize its position when the FASB’s Proposed Accounting Standards Update - Leases (Topic 842): Targeted Improvements becomes final.

NOTE 4 — EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. As management deemed the exercise price for the Class A of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A warrant exercise are included in the calculation of Class A basic weighted average common shares outstanding for all periods.

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

Accordingly, amounts previously reported for the year ended December 31, 2015, and for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, and March 31, 2016 with respect to income/(loss) per share, outstanding Class A common shares, Class A restricted stock units, Class A restricted shares and Class A stock options, Class B shares and Class B warrants have been restated, where appropriate. The table below shows the effect of the Reverse Split on the calculation of per share amounts previously reported.

	Three Months Ending				Year Ended	Three Months Ending
(Thousands of shares)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015	March 31, 2016
	(unaudited)					(unaudited)
Decrease in weighted average number of shares outstanding used to calculate basic net income/(loss) per share amounts for Class A	(477,862)	(477,881)	(477,949)	(477,996)	(477,923)	(473,688)

Decrease in weighted average number of shares outstanding used to calculate diluted net income/(loss) per share amounts for Class A	(477,862)	(478,109)	(477,996)	(477,996)	(478,145)	(473,688)

Decrease in weighted average number of shares outstanding used to calculate basic and diluted net income/(loss) per share amounts for Class B	(6,604)	(6,602)	(6,600)	(6,600)	(6,602)	(6,600)

Class A

There were 32,120, 54,993, and 52,730 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities as of December 2017, 2016 and 2015, respectively. Such participating securities were allocated a portion of income under the two-class method for the years ended December 31, 2017 and 2015, but no allocation of loss was made for the year ended December 31, 2016 since the holders of the participating securities do not participate in losses.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of December 31, 2017, there were 660,999 shares of Class A restricted stock units and 371,893 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2016 there were 485,223 shares of Class A restricted stock units and 1,114,103 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2015 there were 268,066 shares of Class A restricted stock units and 268,538 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock. The Class B shares were all converted to Class A shares in May 2016.

64	Overseas Shipholding Group, Inc.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2017	2016	2015
Income/(loss) from continuing operations	$55,978	$(1,059)	$80,565
(Loss)/income from discontinued operations	—	(292,555)	203,395
Net income/(loss)	$55,978	$(293,614)	$283,960

Weighted average common shares outstanding:
Class A common stock - basic	87,834,769	90,949,577	95,584,559
Class A common stock - diluted	88,082,978	90,949,577	95,629,090
Class B common stock - basic	—	533,758	1,320,337
Class B common stock - diluted	—	533,758	1,320,337

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Years Ended December 31,
	2017	2016	2015
Net income/(loss) from continuing operations allocated to:
Class A Common Stockholders	$55,957	$(1,002)	$79,424
Class B Common Stockholders (2)	—	(57)	1,097
Participating securities (1)	21	—	44
	$55,978	$(1,059)	$80,565

Net income/(loss) from discontinued operations allocated to:
Class A Common Stockholders	$—	$(295,001)	$200,515
Class B Common Stockholders (2)	—	2,426	2,770
Participating securities (1)	—	20	110
	$—	$(292,555)	$203,395

(1)
For the years ended December 31, 2017 and 2015, income from continuing operations allocated to participating securities relates to unvested restricted stock. For the year ended December 31, 2016 and 2015, income from discontinued operations allocated to participating securities relates to amounts equivalent to the cash dividends declared.

(2)	The December 31, 2016 and 2015 income allocated to Class B common stockholders includes amounts equivalent to the special cash dividends declared on the Class B common stock shares.

For annual earnings per share calculations, there were 248,209 and 44,531 dilutive equity awards outstanding for the years ended December 31, 2017 and 2015. Awards of 732,690, 1,074,548 and 221,218 shares of common stock for 2017, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

NOTE 5 — DISCONTINUED OPERATIONS

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

65	Overseas Shipholding Group, Inc.

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

Transition Services Agreement

OSG and INSW entered into a transition services agreement (the “TSA” or “Transition Services Agreement”) pursuant to which both parties agreed to provide each other with specified services for a limited time to help ensure an orderly transition following the Distribution. The Transition Services Agreement specified the calculation of the costs for these services. Pursuant to the terms of the agreement, OSG provided certain administrative services, including administrative support services related to benefit plans, human resources and legal services, for a transitional period after the spin-off. Similarly, INSW had agreed to provide certain limited transition services to OSG, including services relating to accounting activities and information and data provision services. The Transition Services Agreement provided for termination 30 days after the expiration or termination of all of the services provided thereunder. During the second quarter of 2017, the Transition Services Agreement terminated.

Employee Matters Agreement

OSG and INSW entered into an employee matters agreement (the “Employee Matters Agreement”), which addressed the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which INSW employees participated, including equity incentive plans. The Employee Matters Agreement also governed the transfer of employees between OSG and INSW in connection with the Distribution, and set forth certain obligations for reimbursements and indemnities between OSG and INSW. During the second quarter of 2017, the Employee Matters Agreement terminated.

66	Overseas Shipholding Group, Inc.

Results of Discontinued Operations

As a result of the spin-off transaction, the Company distributed $895,650 in net assets of INSW, which has been reflected as a reduction to paid-in additional capital and accumulated other comprehensive loss in the accompanying consolidated balance sheet as of December 31, 2016 and statement of changes in equity/(deficit) for the year ended December 31, 2016.

The table below presents statements of operations data for INSW, which has been classified as discontinued operations for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Shipping revenues:
Pool revenues	$226,329	$360,218
Time and bareboat charter revenues	88,786	52,092
Voyage charter revenues	50,005	85,324
	365,120	497,634
Operating expenses:
Voyage expenses	11,219	21,844
Vessel expenses	129,914	143,925
Charter hire expenses	32,790	36,802
Depreciation and amortization	73,039	80,962
General and administrative	17,900	17,628
Technical management transition costs	—	39
Spin-off related costs	16,763	—
Severance costs	243	—
Loss/(gain) on disposal of vessels and other property, including impairments	382,163	(4,459)
Total Operating Expenses	664,031	296,741
(Loss)/Income from Vessel Operations	(298,911)	200,893
Equity in Income of Affiliated Companies	44,067	45,546
Operating (Loss)/Income	(254,844)	246,439
Other (Expense)\Income	(968)	66
(Loss)/Income before Interest Expense, Reorganization Items and Taxes	(255,812)	246,505
Interest expense	36,430	42,970
(Loss)/Income before Reorganization Items and Income Taxes	(292,242)	203,535
Reorganization Items, net	—	—
(Loss)/Income before Income Taxes	(292,242)	203,535
Income Tax Provision	313	140
Net (Loss)/Income	$(292,555)	$203,395

Corporate administrative expenses, reorganization costs, employee compensation and benefits related costs, severance costs and depreciation for certain administrative fixed assets were allocated to INSW through November 30, 2016, in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" by and among, OSG, INSW and OBS. However, in accordance with the accounting standards for discontinued operations, only costs directly attributable to INSW are to be reported in the results from discontinued operations. As such, the allocated costs in the table above will differ from the costs allocated to INSW (and reported or to be reported by INSW) in accordance with the aforementioned cost sharing agreements as discussed further in Note 13, “Related Parties.” Total indirect costs allocated to INSW that are included in continuing operations in the consolidated statement of operations are $15,380, and $29,969 for the years ended December 31, 2016 and 2015, respectively. Such amounts include reorganization items, net of $131, and $5,659 for the years ended December 31, 2016 and 2015, respectively.

67	Overseas Shipholding Group, Inc.

Also, in accordance with the discontinued operations accounting standards, approximately $12,264 of one-time separation costs incurred by OSG and that are directly attributable to the spin-off transaction have been classified in the loss from discontinued operations and are included in the table above.

Vessel and Investment in Joint Venture Impairments – Held for Sale Basis (Disposal Group)

ASC 845 requires that the accounting for the distribution of nonmonetary assets to owners of an entity in a spinoff be based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value). Based on ASC 505, the nonmonetary distribution of the assets of INSW constitute the disposal of a business. Accordingly, OSG's distribution of the shares of INSW to its stockholders on November 30, 2016 was recorded based on the carrying value of the INSW disposal group, after reduction for net impairment charges recognized for the excess of the carrying value of the INSW disposal group over its fair value, calculated on a held for sale basis.

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

Vessel Impairment – Held for Use Basis

For INSW’s International Flag fleet, the Company monitored the industry wide decline in vessel valuations during 2016 and specifically from June 30, 2016 to September 30, 2016, as well as the decline in forecasted near term charter rates, and concluded that declines in vessel valuations of up to 20% during the quarter ended September 30, 2016 for 28 vessels in its International Flag fleet with carrying values in excess of their estimated market values, constituted an impairment trigger event for these vessels as of September 30, 2016. In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, the Company made assumptions about future performance, with significant assumptions including charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The estimated daily time charter equivalent rates used for unfixed days were based on a combination of (i) internally forecasted rates that are consistent with forecasts provided to the Company’s senior management and Board of Directors, and (ii) the trailing 12-year historical average rates, based on quarterly average rates published by a third party maritime research service. The internally forecasted rates were based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. In estimating the fair value of the vessels for the purposes of step 2 of the impairment tests, the Company developed fair value estimates that utilized a market approach which considered an average of two vessel appraisals. Based on the tests performed, impairment charges totaling $49,640 were recorded on two LR1s, an Aframax and a Panamax to write-down their carrying values to their estimated fair values at September 30, 2016. The aggregate fair value of the four impaired vessels totaling $68,875 was determined using the market approach, which considers the expected sales prices of the vessels obtained from third-party appraisals.

The remaining 24 vessels tested had estimated undiscounted future cash flows in excess of their carrying values.

68	Overseas Shipholding Group, Inc.

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

NOTE 6 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2017	2016
Vessels, at cost	$849,713	$892,022
Accumulated depreciation	(217,633)	(208,318)
Vessels, net	632,080	683,704

Other property, at cost	5,630	5,619
Accumulated depreciation and amortization	(5,201)	(4,855)
Other property, net	429	764
Total vessels and other property	$632,509	$684,468

On November 20, 2017, the Company sold one rebuilt ATB for $1,055, net of broker commission of $27. As a result of the sale, the Company recognized a loss of $7,322, which is included in loss on disposal of vessels and other property, including impairments in the consolidated statements of operations.

At December 31, 2017, the Company’s owned vessel fleet with a weighted average age of 10.1 years, consisted of four Handysize Product Carriers, two lightering ATBs and seven clean ATBs. Four Handysize Product Carriers and seven clean ATBs are pledged as collateral under the Exit Financing Facilities. Vessels pledged as collateral under the Exit Financing Facilities have an aggregate carrying value of $307,163.

Vessel activity, excluding construction in progress, for the three years ended December 31, 2017 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2014	$1,156,064	$(262,028)	$894,036
Vessel additions	53	—
Depreciation	—	(51,364)

Balance at December 31, 2015	1,156,117	(313,392)	842,725
Impairment	(264,095)	163,563
Depreciation	—	(58,489)

Balance at December 31, 2016	892,022	(208,318)	683,704
Impairment	(6,957)	1,079
Depreciation	—	(37,681)
Disposals	(35,352)	27,287

Balance at December 31, 2017	$849,713	$(217,633)	$632,080

The total of vessel additions can differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

69	Overseas Shipholding Group, Inc.

Drydocking activity for the three years ended December 31, 2017 is summarized as follows:

	2017	2016	2015
Balance at January 1	$31,172	$58,166	$33,087
Additions	8,787	2,626	45,046
Sub-total	39,959	60,792	78,133
Drydock amortization	(16,045)	(25,747)	(19,967)
Impairments	—	(3,873)	—
Balance at December 31	$23,914	$31,172	$58,166

NOTE 7 — EQUITY METHOD INVESTMENT

Investment in affiliated company is comprised of the Company’s 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP West Coast Products, LLC (“BP”). In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.

Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Alaska Tanker Company, LLC, for the ended December 31, 2017. We expect to file those financial statements by amendment to our Annual Report on Form 10-K/A on or before March 30, 2018.

A condensed summary of the assets and liabilities of the equity method investment follows:

	Years Ended December 31,
	2017	2016
Current assets	$37,497	$37,680
Total assets	$37,497	$37,680

Current liabilities	$28,910	$29,335
Non-current liabilities	9,865	10,301
Equity/(deficiency)	(1,278)	(1,956)
Total liabilities and equity/(deficiency)	$37,497	$37,680

A condensed summary of the results of operations of the equity method investments follows:

	Years Ended December 31,
	2017	2016	2015
Shipping revenues	$106,894	$110,503	$126,331
Ship operating expenses	(96,901)	(100,752)	(116,267)
Income from vessel operations	9,993	9,751	10,064
Net income	$9,993	$9,751	$10,064

70	Overseas Shipholding Group, Inc.

NOTE 8 — INTANGIBLE ASSETS

Intangible Assets

Intangible assets activity for three years ended December 31, 2017 is summarized as follows:

Total
Balance at January 1, 2015	$54,817
Amortization	(4,600)
Balance at December 31, 2015	50,217
Amortization	(4,600)
Balance at December 31, 2016	45,617
Amortization	(4,600)
Balance at December 31, 2017	$41,017

As discussed in Note 3, “Summary of Significant Accounting Policies,” the Company’s intangible assets at December 31, 2017 and 2016 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2017 and 2016. The unamortized balance of the Company's intangible assets will be recognized over the remaining useful life, which is 9 years. Amortization of intangible assets for the 5 years subsequent to December 31, 2017 is expected to approximate $4,600 per year.

NOTE 9 — DEBT

Debt consists of the following:

	December 31,
	2017	2016
8.125% notes due 2018, net of unamortized discount and deferred costs of $0 and $1,406	$—	$80,213
OBS term loan, due 2019, net of unamortized discount and deferred costs of $7,037 and $11,102	448,251	444,186
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $6 and $8	295	293
7.50% notes due 2024	390	390
Total debt	448,936	525,082
Less current installments of long-term debt	28,160	—
Total long-term debt	$420,776	$525,082

The weighted average interest rate for debt outstanding as of December 31, 2017 and 2016 was 5.51% and 5.75%, respectively.

Exit Financing Facilities

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

As discussed in Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” to support the Equity Plan, OSG and certain of its subsidiaries entered into secured debt facilities including: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets; and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries and collectively with the OBS ABL Facility and the OBS Term Loan, (the “Exit Financing Facilities”), among OSG, Jefferies, as Administrative Agent, and other lenders party thereto. On August 5, 2014, the available amount under the OBS Term Loan was drawn in full. At December 31, 2017 and 2016, no amounts had been drawn under the OBS ABL Facility.

71	Overseas Shipholding Group, Inc.

The OBS Term Loan provides that OBS may request an increase of the term loan commitment by an amount which may not exceed the greater of (i) $75,000 and (ii) an additional amount, if, after giving effect to the increase of such additional amount on a Pro Forma Basis, OBS is in compliance with a stated ratio for the Test Period most recently ended for which financial statements have been delivered to the Administrative Agent, provided that, among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately after giving effect to such increase, OBS shall be in compliance with the Loan to Value Test. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder. The OBS Term loan matures in August 2019.

The OBS ABL Facility provides that OBS may request an increase of the revolving term loan commitments by up to $25,000, provided that among other terms and conditions, (a) no Default shall have occurred and be continuing or would occur after giving effect to such commitment increase and (b) immediately before and after giving effect to such increase, Suppressed Availability may not be less than $10,000. However, no individual Lender is obligated to increase the amount of their loan commitment thereunder. The OBS ABL Facility matures on February 5, 2019.

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

The applicable margins and floor interest rates for the Exit Financing Facilities is as follows:

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

At December 31, 2017, the Company determined it had Excess Cash Flow under the OBS Term Loan. The mandatory prepayment of $28,165 will be due during the first quarter of 2018 and is included in current installments of long-term debt on the consolidated balance sheets as of December 31, 2017.

The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $71,758 as of December 31, 2017.

During the year ended December 31, 2015, the Company paid fees aggregating $642 in connection with the amendments to the Exit Financing Facilities described above, that were capitalized as deferred finance charges. (See Note 3, “Summary of Significant Accounting Policies” for additional information relating to deferred financing charges).

Unsecured Senior Notes

The Company had the following unsecured notes issued and outstanding as of December 31, 2017 and 2016.

72	Overseas Shipholding Group, Inc.

7.5% Notes (the “7.5% Notes”) – These notes were issued on March 7, 2003 and consisted of $146,000 in face value, which were due on February 15, 2024. Pursuant to the Equity Plan, the Company issued two series of 7.50% Notes due February 15, 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes” and together with the Election 1 Notes, the “Election Notes”) to holders of the 7.50% Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The outstanding Election 1 notes were repurchased and retired during the year ended December 31, 2015.

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

In addition, the Company had the following unsecured notes issued and outstanding as of December 31, 2016.

8.125% Notes (the “8.125% Notes”) – These notes were issued on March 29, 2010 and consisted of $300,000 in face value, which are due on March 30, 2018. As of the Effective Date, the 8.125% Notes were reinstated and contractual interest through the last missed coupon date was paid. The 8.125% Notes (i) are the Company's general, unsecured obligations and rank equally and ratably in right of payment with its existing and future unsecured senior indebtedness; (ii) may not be redeemed prior to their respective maturity dates; (iii) are subject to repurchase upon certain changes of ownership or control (as further described below); (iv) are subject to certain covenants and limitations, including that the Company may not, directly or indirectly, Incur, as such term (and all capitalized terms hereafter in this paragraph) is defined within the applicable indenture, assume or suffer to exist any Mortgage on or with respect to any property or assets, now owned or hereafter acquired, to secure any present or future Designated Debt without making effective provision for securing the notes in certain circumstances; and (v) restrict the Company's ability to merge or consolidate with another person. Upon a "Change of Control Triggering Event," which requires both a ‘‘Change of Control'' and a ‘‘Rating Decline," as such terms are defined within the 8.125% Notes indenture, the Company would be obligated to make an offer to purchase all outstanding 8.125% Notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of purchase. Additionally, upon certain Events of Default, the Trustee or the Holders of not less than 25% in aggregate principal amount of the outstanding 8.125% Notes may declare the entire unpaid principal of and accrued interest on the 8.125% Notes to be due and payable immediately.

Debt Repurchases, Extinguishments and Modifications

In October 2015, the Board of Directors of the Company adopted and approved resolutions relating to a consent solicitation (the “Consent Solicitation”) and a tender offer (the “Tender Offer”), whereby the Company was authorized to repurchase certain amounts of the Company’s Unsecured Senior Notes. In addition, the Company also solicited consents from registered holders of the Unsecured Senior Notes to approve certain amendments to the applicable indenture governing such series of Unsecured Senior Notes. During the years ended December 31, 2017 and 2016, the Company repurchased and retired an aggregate principal amount of $0 and $294, respectively, of its 7.50% notes due 2024 and $55,202 and $37,345, respectively, of its 8.125% notes due 2018. The aggregate losses of $2,495 and $2,463 realized on these transactions during the years ended December 31, 2017 and 2016, respectively, are included in other expense in the consolidated statements of operations. The net losses reflect a $504 and $784 write-off of unamortized deferred finance costs associated with the repurchased debt during the years ended December 31, 2017 and 2016, respectively.

On December 27, 2017, the Company deposited cash in the amount of $27,491 with The Bank of New York Mellon Trust Company, N.A., as trustee, to pay the principal of $26,417 plus accrued and unpaid interest of $514 on all of the outstanding 8.125% Notes ("Remaining Notes") on their stated maturity. As a result, the Company's obligations under the indenture and the Remaining Notes were satisfied and the indenture was cancelled and discharged. The aggregate loss of $742 realized on this transaction during the year ended December 31, 2017 is included in other expense in the consolidated statements of operations. The net loss reflects a $182 write-off of unamortized deferred finance costs.

73	Overseas Shipholding Group, Inc.

During the year ended December 31, 2016, the Company made optional and mandatory prepayments on its OBS Term Loan of $110,295 and open market repurchases of $27,000. The aggregate net loss of $525 realized on these transactions during the year ended December 31, 2016 is included in other expense in the consolidated statements of operations. The Company also recognized a $3,940 write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions, which were treated as partial extinguishments. Third party legal and consulting fees (aggregating approximately $77) incurred by the Company in relation to the open market repurchases are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2016.

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the three years ended December 31, 2017 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt facility	2017	2016	2015
8.125% notes due 2018	$5,568	$10,200	$22,779
OBS Facilities, due 2019	30,308	32,460	37,666
7.50% notes due 2021-2024	102	121	9,890
Total expense on debt facilities	$35,978	$42,781	$70,335

As of December 31, 2017, the aggregate annual principal payments required to be made on the Company's debt are as follows:

2018	$28,166
2019	427,123
2020	—
2021	301
2022	—
Thereafter	390
Total	$455,980

Interest paid was $31,283, $37,875 and $72,344 in December 31, 2017, 2016 and 2015, respectively.

74	Overseas Shipholding Group, Inc.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2017 and 2016, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2017:
Assets
Cash (1)	$166,269	$166,269	$—
Total	$166,269	$166,269	$—
Liabilities
OBS Term loan	$448,251	$—	$441,630
7.5% Election 2 notes due 2021	295	—	305
7.5% notes due 2024	390	—	380
Total	$448,936	$—	$442,315

75	Overseas Shipholding Group, Inc.

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2016:
Assets
Cash (1)	$206,933	$206,933	$—
Total	$206,933	$206,933	$—
Liabilities
8.125% notes due 2018	$80,213	$—	$84,935
OBS Term loan	444,186	—	442,199
7.5% Election 2 notes due 2021	293	—	303
7.5% notes due 2024	390	—	392
Total	$525,082	$—	$527,829

 (1) Includes current and non-current restricted cash aggregating $275 and $15,844 at December 31, 2017 and 2016, respectively.

Derivatives

Interest Rate Risk

The Company manages its exposure to interest rate volatility risks by using interest rate caps and swap derivative instruments.  At December 31, 2017 and 2016, OBS was party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 15, 2015 with a major financial institution covering a notional amount of $375,000 to limit the floating interest rate exposure associated with the OBS Term Loan. The Interest Rate Cap was designated and qualified as a cash flow hedge and contains no leverage features. The Interest Rate Cap had a cap rate of 2.5% through February 5, 2017, at which time the cap rate increased to 3.0% through the termination date of February 5, 2018.

The following tables present information with respect to gains and losses on derivative positions reflected in the consolidated statements of operations or in the consolidated statements of other comprehensive income/(loss).

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the years ended December 31, 2017, 2016 and 2015 follows:

	For Years Ended December 31,
	2017	2016	2015
Interest Rate Cap of continuing operations	$(2)	$(97)	$(1,537)
Interest rate caps of discontinued operations	—	(3)	(472)
Interest rate swaps of discontinued operations	—	(5,794)	(9,721)
Total	$(2)	$(5,894)	$(11,730)

76	Overseas Shipholding Group, Inc.

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the years ended 2017 and 2016 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion
	Location	Amount of Loss	Location	Amount of Loss
For the year ended December 31, 2017:
Interest Rate Cap	Interest expense	$(1,423)	Interest expense	$—
Total		$(1,423)		$—

For the year ended December 31, 2016:
Interest Rate Cap	Interest expense	$(339)	Interest expense	$—
Interest rate caps	Net (loss)/income from discontinued operations	(408)		—
Total		$(747)		$—

For the year ended December 31, 2015:
Interest Rate Cap	Interest expense	$(1)	Interest expense	$—
Interest rate caps	Net (loss)/income from discontinued operations	(2)		—
		$(3)		$—

See Note 15, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel Impairments
Based on the sale of one of the Company's ATBs during the fourth quarter of 2017 (see Note 6, “Vessels, Other Property and Deferred Drydock”), the Company noted declines in the current fair market value for scrap metal in the U.S. for these vessel types. In addition, the Company determined that five of the Company's ATBs are more likely than not to be sold or disposed of during the next six to eighteen months, which is either at or towards the end of their estimated useful lives, at this lower scrap value. These factors were viewed as impairment triggering events for seven of the Company's rebuilt ATBs as of December 31, 2017. The indicators discussed above were not considered to be impairment triggering events for the other ATBs and tankers in the Company’s fleet as these vessels (i) were fairly recently built and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and (ii) are currently operating under long-term charters or contracts of affreightment.
In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, management made assumptions about future performance, including estimated charter rates, ship operating expenses, utilization, drydocking requirements, salvage value and the estimated remaining useful lives of the vessels. The assumptions about the estimated remaining useful lives of the seven ATBs reflects management’s current belief that the Company would dispose of these ATBs at the expiry of associated charters or before the performance of the next required drydocking. Based on tests performed, the sum of the undiscounted cash flows for four of the seven ATBs were less than their December 31, 2017 carrying values. Accordingly, the Company recorded an impairment charge of $5,878, which is included in loss on disposal of vessels and other property, including impairments in the consolidated statements of operations, to write down the carrying values of the four

77	Overseas Shipholding Group, Inc.

ATBs to their estimated fair values as of December 31, 2017, using estimates of discounted future cash flows for each of the vessels.

During the quarter ended September 30, 2016, the Company considered changes in circumstances that appeared to be indicative of a continued weakening of the Jones Act crude oil transportation market. Such indicators included a decline in the number of Jones Act tank vessels transporting crude oil, which led to (i) increased competition for clean cargoes and the idling of some Jones Act vessels; (ii) a sharp decrease in estimated spot rates for Jones Act Product Carriers and large ATBs between July and September 2016; and (iii) a significant decline in forecasted near term TCE rates reported by a leading third party industry analyst. These factors were viewed as an impairment triggering event for the Company’s eight rebuilt ATBs at September 30, 2016. In addition, given the uncertainty around how long the weak market conditions discussed above could last taking into consideration the large number of newbuildings scheduled for delivery, management believed it was more likely than not that some of the rebuilt ATBs will be laid-up, scrapped or disposed of before the end of their estimated useful lives, which currently ranged between 2019 and 2020. The indicators discussed above were not considered to be impairment triggering events for the other ATBs and tankers in the Company’s fleet as these vessels (i) were fairly recently built and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and (ii) are currently operating under long-term charters or contracts of affreightment.

In developing estimates of undiscounted future cash flows for performing Step 1 of the impairment tests, management made assumptions about future performance, with significant assumptions including charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. The assumptions about the estimated remaining useful lives of the ATBs reflected management’s belief that the Company would scrap these ATBs at the expiry of their time charters. Based on tests performed, the sum of the undiscounted cash flows for seven of the eight rebuilt ATBs were less than their September 30, 2016 carrying values. Accordingly, the Company recorded an impairment charge of $97,782 (including $3,873 recorded as a reduction in deferred drydock costs) to write down the carrying values of the seven ATBs to their estimated fair values as of September 30, 2016, using estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of vessels owned by OSG is not considered to be robust.

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

The principal assumptions used in the Company's cash flow projections of our vessels mentioned above for the three years ended December 31, 2017 are considered to be Level 3 inputs.

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2017 and 2016 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

In 2017 and 2016, the factors that were determined to be impairment triggering events for the Company's vessels discussed above, were also considered impairment triggering events for the carrying value of the Company's intangible asset. The Company reduced its estimates of undiscounted future cash flows to reflect consideration of the impairment triggering events. Based on the results of the recoverability test performed, no intangible asset impairment was recorded in 2017 or 2016 as the net undiscounted cash flows from the asset group, attributable to these relationships, were in excess of the carrying value of the asset group. The principal assumptions used in the undiscounted future cash flows for our intangible assets, which were similar to those used in our cash flow projections of our vessels, are considered Level 3 inputs.

78	Overseas Shipholding Group, Inc.

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2017	2016
Accounts payable	$3,825	$3,336
Payroll and benefits	9,194	24,683
Interest	4,129	5,456
Insurance	1,096	702
Accrued drydock and repair costs	151	62
Bunkers and lubricants	2,341	1,317
Charter revenues received in advance	5,217	9,579
Accrued vessel expenses	2,311	1,575
Accrued general and administrative, primarily professional fees	1,011	3,290
Bankruptcy claims accrual	—	5,000
Accrued deferred payment obligation for chartered in vessels	1,944	1,944
Other	3,001	278
	$34,220	$57,222

NOTE 12 —TAXES

As described in Note 5, INSW has been classified as discontinued operations and as a result the income tax impacts of INSW are not included in the below disclosures.

The benefit for income taxes on the income/(loss) from continuing operations before income taxes consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current	$(1,420)	$(2,296)	$31,468
Deferred	59,047	67,394	69,564
Total	$57,627	$65,098	$101,032

The current income tax expense is primarily attributable to U.S. federal alternative minimum tax and state income taxes and the deferred income tax benefit is primarily attributable to the remeasurement of the net deferred tax liabilities from 35.0% to 21.0%.

79	Overseas Shipholding Group, Inc.

The reconciliations between the U.S. Federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Adjustments due to:
State taxes, net of federal benefit	76.5%	(1.5)%	(1.3)%
Interest on unrecognized tax benefits	(5.9)%	1.8%	(0.5)%
Nondeductible reorganization costs	—%	(9.0)%	(30.8)%
Unremitted earnings of foreign subsidiaries	—%	73.5%	(237.5)%
Change in valuation allowance	(11.5)%	—%	—%
Deferred compensation	(10.7)%	(1.7)%	—%
Payments as guarantor	—%	—%	726.0%
Remeasurement of deferred tax liabilities	3,292.9%	—%	—%
U.S. income subject to tonnage tax	123.7%	1.4%	3.0%
Other	(7.1)%	(1.1)%	(0.2)%
Effective tax rate	3,492.9%	98.4%	493.7%

On December 22, 2017, the TCJA was signed into law. Under U.S. GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. As the TCJA was effective in the fourth quarter of 2017, the Company prepared an estimate of the accounting for the impacts of the TCJA as of December 31, 2017. The Company recognized a non-cash tax benefit of approximately $54,300 based on our preliminary assessment of the TCJA. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. Consequently, reasonable estimates of the impact of the TCJA on the Company’s deferred tax balances have been reported as provisional, as defined in SEC Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of 2018.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2017	2016
Deferred tax liabilities:
Vessels and other property	$133,347	$227,846
Prepaid expenditures	7,236	13,553
Other—net	6	885
Total deferred tax liabilities	140,589	242,284
Deferred tax assets:
Loss carryforwards	53,006	88,370
Employee compensation and benefit plans	5,507	12,232
Financing and professional fees	268	977
Accrued expenses and other	5,762	5,873
Total deferred tax assets	64,543	107,452
Valuation allowance	7,625	6,625
Net deferred tax assets	56,918	100,827
Net deferred tax liabilities	$83,671	$141,457

As of December 31, 2017, the Company had U.S. federal net operating loss carryforwards of $281,942 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2017 and December 31, 2016, the Company had U.S. state net operating loss carryforwards of $244,026 and $292,233, respectively. We also have U.S. state net operating loss carryforwards in additional jurisdictions for which we have not recorded a deferred tax asset or corresponding valuation allowance because we no longer conduct business in those states as of the year ended December 31, 2017 and December 31, 2016.

80	Overseas Shipholding Group, Inc.

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

In connection with the emergence from bankruptcy in 2014, under applicable tax regulations, the Company underwent an ownership change. As a result, there is an annual limitation on the use of pre-ownership change net operating losses, tax credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the Company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. The Company does not believe that the limitations imposed will impact its ability to utilize any pre-ownership change net operating losses before the carryforward period expires but could cause the timing of utilization to be impacted.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state deferred tax assets, the negative evidence in the form of cumulative losses incurred over the preceding three-year period and lack of positive evidence of reversing deferred tax liabilities during the carryover period resulted in the Company establishing a valuation allowance of $7,625 and $6,625 as of December 31, 2017 and 2016, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance increased by $1,000 during 2017 largely due to the Company's assessment of its ability to utilize state losses in the applicable carryforward periods.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2017	2016	2015
Balance of unrecognized tax benefits as of January 1,	$36,671	$36,535	$215,328
Increases for positions taken in prior years	569	136	358
Decreases for positions taken in prior years			(179,151)
Balance of unrecognized tax benefits as of December 31,	$37,240	$36,671	$36,535

Included in the balances of unrecognized tax benefits as of December 31, 2017 and 2016 are $36,884 and $36,077, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line in the consolidated balance sheet. As of the years ended December 31, 2017, 2016 and 2015, we accrued interest of $76, $58 and $168, respectively, and recorded liabilities for interest and penalties of $911, $835 and $777.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $3,205 and $3,129 as of December 31, 2017 and 2016, respectively.

The Company is currently undergoing an examination by the IRS of its 2012 through 2015 tax returns. Although the timing of the resolution or closure of audits is highly uncertain, at this time it is reasonably possible that between zero and $37,240 of uncertain tax positions could be recognized within the next twelve months. The future utilization of state net operating losses could potentially subject the Company to state examinations prior to the otherwise applicable statute of limitation. States vary in carryforward periods but can extend up to 20 years.

81	Overseas Shipholding Group, Inc.

NOTE 13 — RELATED PARTIES

Transition Services Agreement and Other Spin-off Related Activity

OSG earned fees totaling $126 for services provided to INSW pursuant to the terms of the Transition Services Agreement for the year ended December 31, 2017. Approximately $31 of such fees were earned as of December 31, 2016. OSG incurred fees totaling $53 during the term of the TSA for services received from INSW for the year ended December 31, 2017. Approximately $27 of such fees were incurred as of December 31, 2016.

The outstanding amounts related to the transactions between OSG and INSW were as follows:

	Years Ended December 31,
	2017	2016
Receivable from INSW	$372	$683

Receivables due from INSW as of December 31, 2017 are primarily in relation to the Transition Services Agreement and amounts owed pursuant to the Separation and Distribution Agreement, as described in Note 5, “Discontinued Operations.”

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the "OSG LNG Performance Guarantees"). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a per year fee of $135 per year to OSG, which is subject to escalation after 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees.

NOTE 14 — CAPITAL STOCK AND STOCK COMPENSATION

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

82	Overseas Shipholding Group, Inc.

31, 2017, the Company had 50,306,574 Class A warrants outstanding, convertible into 9,558,249 shares of Class A common stock.

The Company's Class B common stock carried an entitlement to distribution of a percentage of the proceeds from the malpractice lawsuit against Proskauer Rose LLP (“Proskauer”) and four of its partners, net of related out-of-pocket expenses incurred by us, including legal fees, all reasonable and documented costs and expenses incurred and all payments made or to be made by us in respect of certain counterclaims or pursuant to indemnification obligations, as determined by our Board of Directors (“the Board”) in good faith (such net amount, the “Net Litigation Recovery”). The aggregate amount of the Net Litigation Recovery that was distributed to holders of the Class B common stock as of the relevant record date (the “Aggregate Available Distribution”) was an amount equal to the product of the Net Litigation Recovery multiplied by 0.1. The holders of record of Class B common stock on the relevant record date were entitled to receive, in respect of each share of Class B common stock held by such holder, a pro rata portion of the Aggregate Available Distribution calculated as a fraction thereof, the numerator of which was one and the denominator of which was 7,926,805 (unadjusted for subsequent reverse stock split as this was a fixed calculation at a point in time).

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

Ownership Restrictions

In order to preserve the status of OSG as a Jones Act company, the percentage of each class of its common stock that may be owned by non-U.S. citizens is limited. In addition, the Company has established policies and procedures to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our Board of Directors has determined that until further action by our Board, at least 77% of the outstanding shares of each class of capital stock of the Company must be owned by U.S. citizens. At and during such time that the limit is reached with respect to shares of Class A common stock as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. citizens until the holdings of non-U.S. citizens falls below the maximum percentage allowable.

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

83	Overseas Shipholding Group, Inc.

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

Share and Warrant Repurchases

During the year ended December 31, 2017, in connection with the vesting of restricted stock units in March, November and December, the Company repurchased 246,461 shares of Class A common stock at an average cost of $4.55 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

During the year ended December 31, 2016, in connection with the vesting of restricted stock units in January, March, April and September, the Company repurchased 25,885 shares of Class A common stock at an average cost of $14.06 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

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

Warrant Conversions

During the years ended December 31, 2017, 2016 and 2015, the Company issued 7,629,319, 8,247,648 and 3,277,309 shares of Class A common stock, respectively, as a result of the exercise of 40,269,797, 43,835,170 and 19,688,119 Class A warrants, respectively.

During the years ended December 31, 2016 and 2015, the Company issued 7,833 and 396,025 shares of Class B common stock, respectively, as a result of the exercise of 46,997 and 2,381,811 Class B warrants, respectively.

Management Incentive Compensation Plan and Non-Employee Director Incentive Compensation Plan

On September 23, 2014, the Committee approved the Overseas Shipholding Group, Inc. Management Incentive Compensation Plan (the “Management Plan”) and the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan (the “Director Plan” and together with the Management Plan, the “Incentive Plans”). OSG stockholders approved the Incentive Plans on June 9, 2015. On June 6, 2017, at the annual stockholders meeting, the Company's stockholders approved an increase to the maximum number of shares for issuance under the Director Plan by 1,500,000 shares.

The Incentive Plans contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company, the number and type of securities underlying outstanding share based payment awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding share based payment awards upon the stock dividend, reverse stock split and spin-off transactions described above. As the fair value of the awards immediately after the stock dividend, reverse stock split and spin off transactions, did not increase when compared to the fair value of such awards immediately prior to such transactions, no incremental compensation costs were recognized as a result of such modifications. Pursuant to the Employee Matters Agreement described in Note 5, “Discontinued Operations,” and below, unvested share based payment awards of OSG employees that transitioned to INSW were assumed by INSW and converted into equivalent awards of INSW’s equity.

The purpose of the Incentive Plans is to promote the interests of the Company and its stockholders by providing certain employees and members of the Board, who are largely responsible for the management, growth and protection of the business of the Company, with incentives and rewards to encourage them to continue in the service of the Company. The Incentive Plans permit the Committee to grant to eligible employees and directors of the Company, as applicable, any of the following types of awards (or any combination thereof): cash incentive awards, nonqualified stock options, incentive stock options and other stock-based awards, including, without limitation, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units and share-denominated performance units.

84	Overseas Shipholding Group, Inc.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation - Restricted Stock Units and Restricted Common Stock

The Company awarded a total of 253,700 restricted stock units for the year ended December 31, 2017 and 74,201 and 54,881 restricted Class A common stock shares during the years ended December 31, 2016 and 2015, respectively, to its non-employee directors. The weighted average fair value of the Company’s stock on the measurement date of such awards was $2.68 (2017) $11.64 (2016) and $18.87 (2015) per share. Such restricted stock units and restricted Class A common stock shares vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The restricted stock units and restricted Class A common stock shares granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common stockholders generally.

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

Management Compensation

Restricted Stock Units

During the years ended December 31, 2017, 2016 and 2015, the Company awarded 165,017, 381,922 and 280,545 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers. The average grant date fair value of these awards was $4.04 (2017), $9.93 (2016) and $18.65 (2015), per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

In addition, during the year ended December 31, 2017, the Company awarded 103,945 shares to certain of its senior officers of the Company's common stock, net of all taxes, which vested immediately. The average grant date fair value of these awards was $2.81.

85	Overseas Shipholding Group, Inc.

During the year ended December 31, 2017, the Company awarded 63,532 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon continuous employment through the end of the three-year performance period commencing on January 1, 2017 and ending on December 31, 2019 (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus stockholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total stockholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). The peer group consists of companies that comprise the Standard and Poor’s Transportation Select Index during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2020.

Both the ROIC target RSUs and the TSR target RSUs are subject to an increase up to a maximum of 47,647 target RSUs (aggregate 95,294 target RSU’s) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of December 31, 2017, management believed was considered probable of being achieved. Accordingly, compensation costs have been recognized. The grant date fair value of the performance awards was $4.04 per RSU.
During the year ended December 31, 2016, the Company awarded 119,853 performance-based RSUs to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon the covered employees being continuously employed through the end of the period over which the performance goals are measured and shall vest as follows: (i) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s three-year earnings per share (“EPS”) performance in the three-year EPS performance period relative to a compounded annual growth rate (the “EPS Target”) set forth in the award agreements; (ii) one-third of the target RSUs shall vest on December 31, 2018, subject to OSG’s ROIC performance in the three-year ROIC performance period relative to a ROIC Target set forth in the award agreements; and (iii) one-third of the target RSUs will be subject to OSG’s TSR performance relative to that of a performance peer group over a three-year TSR performance period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2019. The grant date fair value of the TSR based performance awards was $11.82 per RSU. At December 31, 2016, no compensation costs were recognized as management believed the EPS Target and ROIC Target performance conditions were not probable of being achieved.

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

On October 12, 2015, the Company awarded 115,640 performance-based RSUs to certain members of senior management to be granted in three equal but separate tranches. The grant date fair value of the 2015 Tranche of the performance awards (38,547 units) was determined to be $14.51 per RSU. Each performance stock unit represents a contingent right to receive RSUs of the Company based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. The performance stock units have no voting rights and may not be transferred or otherwise disposed of until they vest. Each performance award tranche granted during 2016, 2017 and 2018, will vest on each of December 31, 2016, 2017 and 2018, subject in each case to the Committee’s certification of achievement of the performance measures and targets no later than each March 31 following the respective date of vesting. Settlement of the vested RSUs may be in either shares of common stock or cash, as determined by the Committee in its discretion, and shall occur as soon as practicable following the Committee's certification of the achievement of the applicable performance measures and targets for 2017 and in any event no later than April 30, 2018. With respect to the RSUs that may vest with respect to each of 2016, 2017 and 2018, the number of target RSUs shall be subject to an increase or decrease depending on performance against the applicable performance measures and targets. Compensation expense recognized with respect to the performance awards vesting on December 31, 2017 and 2016 was based upon an achievement levels of 100% and 130%, respectively, of the target RSUs.

86	Overseas Shipholding Group, Inc.

Stock Options

During the years ended December 31, 2017, 2016 and 2015, the Company awarded to certain senior officers an aggregate of 135,084, 528,304, and 182,310 stock options, respectively. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $4.04 per share for 2017, an exercise price that ranged between $3.73 and $12.69 per share for 2016 and an exercise price of $17.10 per share for 2015. The average grant date fair value of the options was $1.89 per option in 2017, $10.83 in 2016 and $8.40 in 2015. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2017, 2016 and 2015 grants: risk free interest rates of 2.09%, 1.65% and 1.80%, respectively, dividend yields of 0.0%, expected stock price volatility factors of .47, .40 and .37, respectively, and expected lives of 6.0 years.

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

87	Overseas Shipholding Group, Inc.

The spin-off transaction resulted in the Human Resources and Compensation Committee, as required by the Management and Director Incentive Plans, adjusting the number and the type of securities underlying the outstanding awards at November 30, 2016, in each case as it considered appropriate, in order to prevent dilution or enlargement of rights. The adjustments resulted in a 430,841 increase in restricted stock and restricted stock units and a 581,332 increase in stock options. Additionally, as a result of certain employees transferring from OSG to INSW, 177,635 restricted stock units and 205,427 stock options were cancelled.

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the restricted shares and RSU awards described above was $2,107, $5,198 and $3,139 during each of the years ended December 31, 2017, 2016 and 2015, respectively.

Activity with respect to restricted common stock and restricted stock units under the Incentive Plans during the three years ended December 31, 2017 is summarized as follows:

Activity for the three years ended December 31, 2017	Class A common shares
Nonvested Shares Outstanding at December 31, 2014	90,163
Granted (1)	871,439
Vested ($3.00 to $3.65 per share) (1)	(160,835)
Forfeited (1)	(4,342)
Performance awards (2)	11,564
Nonvested Shares Outstanding at December 31, 2015	807,989
Granted (1)	614,523
Vested ($2.87 to $21.90 per share) (1)	(1,025,212)
Forfeited	(88,228)
INSW Spin off modification	430,841
Cancellations related to INSW Spin-off	(177,635)
Nonvested Shares Outstanding at December 31, 2016	562,278
Granted	586,194
Vested ($2.28 to $4.04 per share)	(323,086)
Forfeited ($2.48 to $2.97 per share)	(164,387)
Nonvested Shares Outstanding at December 31, 2017	660,999

(1)	Share information has been recast to reflect the 2016 reverse stock split and 2015 stock dividend.

(2)	Represents additional shares resulting from an increase in performance awards vesting on December 31, 2016 and 2015 based on the actual achievement of performance goals.

88	Overseas Shipholding Group, Inc.

Activity with respect to stock options under the Incentive Plans during the three years ended December 31, 2017 is summarized as follows:

Activity for the three years ended December 31, 2017	Class A common shares
Options Outstanding at December 31, 2014	86,229
Granted (1)	182,310
Exercised	—
Options Outstanding at December 31, 2015	268,539
Granted (1)	528,304
Forfeited	(2,674)
Expired	(55,971)
Exercised	—
INSW Spin off modification	581,332
Cancellations related to INSW Spin-off	(205,427)
Options Outstanding at December 31, 2016	1,114,103
Granted	135,804
Forfeited ($2.84 per share)	(140,345)
Expired ($3.35 to $4.00 per share)	(737,669)
Exercised	—
Options Outstanding at December 31, 2017	371,893
Options Exercisable at December 31, 2017	99,272

(1)	Share information has been recast to reflect the 2016 reverse stock split and 2015 stock dividend.

The weighted average remaining contractual life of the outstanding stock options at December 31, 2017 was 7.33 years. The range of exercise prices of the stock options outstanding at December 31, 2017 was between $4.04 and $5.57 per share (which reflects an adjustment as a result of the stock dividend and reverse spin modification and INSW spin off described above). The weighted average exercise prices of the stock options outstanding at December 31, 2017, 2016 and 2015 were $5.27, $6.69 and $2.96 per share, respectively. None of the stock options which vested during the three-year period ended December 31, 2017 were “in-the-money.”

Compensation expense as a result of the grants of stock options described above was $281, $2,243 and $441 during each of the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, there was $1,770 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.87 years.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	Years Ended December 31,
	2017	2016
Unrealized losses on derivative instruments	$(112)	$(1,019)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,350)	(7,141)
	$(6,462)	$(8,160)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2017.

89	Overseas Shipholding Group, Inc.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total
Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—	438	438
Amounts reclassified from accumulated other comprehensive loss	907	353	1,260
Total change in accumulated other comprehensive loss	907	791	1,698
Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(5,982)	(4,055)	(10,037)
Amounts reclassified from accumulated other comprehensive loss	16,293	700	16,993
Distribution of International Seaways, Inc.	43,290	15,055	58,345
Total change in accumulated other comprehensive loss	53,601	11,700	65,301
Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)

Balance as of December 31, 2014	$(61,547)	$(21,833)	$(83,380)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(11,177)	2,581	(8,596)
Amounts reclassified from accumulated other comprehensive loss	18,104	411	18,515
Total change in accumulated other comprehensive loss	6,927	2,992	9,919
Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)

90	Overseas Shipholding Group, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2017.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2017	2016	2015	Statement of Operations Line Item
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	—	(15,664)	(18,101)	Net (loss)/income from discontinued operations

Interest rate caps entered into by the Company's subsidiaries	(1,421)	(339)	(1)	Interest expense

Interest rate caps entered into by the Company's subsidiaries	—	(408)	(2)	Net (loss)/income from discontinued operations

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(666)	(645)	(232)	General and administrative expenses

Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	—	(365)	(482)	Net (loss)/income from discontinued operations

Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	150	131	80	Vessel expenses
	(1,937)	(17,290)	(18,738)	Total before tax
	677	297	223	Tax provision
	$(1,260)	$(16,993)	$(18,515)	Total net of tax

The following amounts are included in accumulated other comprehensive loss at December 31, 2017, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $2,075 ($1,940 net of tax) and unrecognized actuarial losses $11,912 ($8,290 net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2018 are a gain of $229 ($181 net of tax) and a loss of $568 ($449 net of tax), respectively.

At December 31, 2017, the amount of estimated unrealized losses that the Company expects to be reclassified from accumulated other comprehensive loss to earnings associated with the Company's Interest Rate Cap in the next twelve months is not significant.

See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

91	Overseas Shipholding Group, Inc.

The income tax (expense)/benefit allocated to each component of other comprehensive loss follows:

	Unrealized (losses)/gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2017:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$—	$(203)
Amounts reclassified from accumulated other comprehensive loss	(513)	(164)
Total change in accumulated other comprehensive loss	$(513)	$(367)

For the year ended December 31, 2016:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$30	$(388)
Amounts reclassified from accumulated other comprehensive loss	(118)	(179)
Total change in accumulated other comprehensive loss	$(88)	$(567)

For the year ended December 31, 2015:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$553	$(353)
Amounts reclassified from accumulated other comprehensive loss	—	(223)
Total change in accumulated other comprehensive loss	$553	$(576)

NOTE 16 — LEASES

Charters-in

As of December 31, 2017, the Company had commitments to charter in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations. The base term for 9 vessels expire in December 2019. The Company holds options for the charters-in that can be exercised for 1, 3 or 5 years with the 1 year option only usable once, while the 3 and 5 year options are available forever. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel by vessel basis that can be exercised individually. The option on one of the Company's vessel has been extended until December 2025. For the remaining 9 vessels, the Company is required to declare its intention under the options by December 11, 2018.

The future minimum commitments and related number of operating days under these operating leases are as follows:

At December 31,	Amount	Operating Days
2018	$91,457	3,650
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
2022	9,143	365
Thereafter	22,846	912
Net minimum lease payments	$253,576	9,128

The bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable, they are not currently reflected in the table above. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term through December 31, 2019. The charters in the above tables also provide the Company with renewal and purchase options.

92	Overseas Shipholding Group, Inc.

Charters-out

The future minimum revenues, before reduction for brokerage commissions and which include rent escalations, expected to be received on noncancelable time charters and certain COAs for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At December 31,	Amount	Revenue Days
2018	$177,283	3,002
2019	94,961	1,449
2020	43,570	530
2021	26,219	319
2022	30,675	365
Thereafter	77,464	886
Net minimum lease receipts	$450,172	6,551

Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $22,698 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price, and do not contemplate early termination of the COAs as provided in certain of the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the above table. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

Office space

The Company has lease obligations for office space that generally require fixed annul rental payments and may also include escalation clauses and renewal options.

The future minimum commitments under lease obligations for office space as of December 31, 2017 and for each of the next five years ended December 31 and thereafter, are as follows:

At December 31,	Amount
2018	$627
2019	658
2020	635
2021	631
2022	649
Thereafter	573
Net minimum lease payments	$3,773

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $647 in 2017, $1,324 in 2016 and $1,808 in 2015.

NOTE 17 — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

For the years ended December 31, 2017 and 2016, pension and other benefit liabilities are included in other liabilities in the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2017, the Maritrans Plan is the only domestic defined benefit pension plan in

93	Overseas Shipholding Group, Inc.

existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

Multiemployer Pension and Postretirement Benefit Plans

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

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act Zone Status			Contributions made by the Company
Pension Plan	EIN / Pension Plan Number	2017	2016	Rehabilitation Plan Status	2017	2016	2015
AMO Pension Plan	13-1936709	Yellow (1)	Yellow (1)	Implemented	$984	$1,015	$1,001

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	1,411	1,406	1,286

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	400	434	427
				Total contributions	$2,795	$2,855	$2,714

(1)	A "Yellow" Zone Status plan is a plan that has a funding ratio between 65% and 80%. A "Green" Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2017 and any future contributions are subject to negotiations between the employers and the unions.

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

94	Overseas Shipholding Group, Inc.

actuaries certified in March 2016 that the Plan has emerged from critical status, and the Plan is not in endangered, critical, or critical and declining status for the plan year commencing January 1, 2016. As a result, the rehabilitation plan period has terminated.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2016, the Company’s estimated withdrawal liability would have been approximately $24,867 had the Company elected to withdrawal from the plan in 2017. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2016, the Company’s estimated withdrawal liability would have been approximately $21,891 had the Company elected to withdraw from the plan in 2017. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2017.

The SIU – Tanker Agreement, SIU – Tug Agreement, AMO and MEBA collective bargaining agreements expire in June 2022, March 2018, March 2018 and June 2020, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2017.

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

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$47,468	$49,622	$4,094	$4,623
Cost of benefits earned (service cost)	—	—	113	138
Interest cost on benefit obligation	1,830	1,893	165	189
Curtailment gain	—	—	—	(451)
Actuarial (gains)/losses	1,788	(1,520)	389	(192)
Benefits paid	(2,586)	(2,527)	(213)	(213)
Benefit obligation at year end	48,500	47,468	4,548	4,094
Change in plan assets:
Fair value of plan assets at beginning of year	32,013	33,127	—	—
Actual return on plan assets	5,082	1,413	—	—
Employer contributions	1,082	—	213	213
Benefits paid	(2,586)	(2,527)	(213)	(213)
Fair value of plan assets at year end	35,591	32,013	—	—
Unfunded status at December 31	$(12,909)	$(15,455)	$(4,548)	$(4,094)

95	Overseas Shipholding Group, Inc.

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2017	2016
Projected benefit obligation	$48,500	$47,468
Accumulated benefit obligation	48,500	47,468
Fair value of plan assets	35,591	32,013

Information for defined benefit pension plans and other postretirement benefit plans net periodic cost/(benefit) follows:

	Pension Benefits			Other Benefits
For the year ended December 31,	2017	2016	2015	2017	2016	2015
Components of expense:
Cost of benefits earned	$—	$—	$—	$113	$138	$137
Interest cost on benefit obligation	1,830	1,893	1,928	165	189	191
Expected return on plan assets	(2,258)	(2,309)	(2,412)	—	—	—
Amortization of prior-service costs	—	—	—	(229)	(271)	(316)
Recognized net actuarial loss	688	688	792	56	97	157
Curtailment	—	97	157	—	(149)	—
Net periodic benefit cost	$260	$369	$465	$105	$4	$169

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2017	2016	2017	2016
Discount rate	3.55%	3.95%	3.70%	4.15%
Rate of future compensation increases	—	—	—	—

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits			Other Benefits
For the year ended December 31,	2017	2016	2015	2017	2016	2015
Discount rate	3.95%	4.00%	3.75%	4.15%	4.25%	4.00%
Expected (long-term) return on plan assets	7.25%	7.25%	7.00%	—	—	—
Rate of future compensation increases	—	—	—	—	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 7.00% as of December 31, 2017, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2027. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2017	$50	$(37)
Effect on postretirement benefit obligation as of December 31, 2017	$637	$(444)

96	Overseas Shipholding Group, Inc.

Expected benefit payments are as follows:

	Pension Benefits	Other Benefits
2018	$2,753	$215
2019	2,848	192
2020	2,999	194
2021	3,010	198
2022	3,040	200
Years 2023-2027	15,817	1,074
Total	$30,467	$2,073

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2017, by asset category are as follows:

Description	Fair Value	Level 1
Cash and cash equivalents	$655	$655
Equity securities:
Large cap exchange traded fund	14,396	14,396
Small company - mid value	2,165	2,165
Small company - mid growth	2,284	2,284
International value	2,726	2,726
International growth	2,799	2,799
Fixed income and preferred stock:
Intermediate term bond fund	10,553	10,553
Small company - mid value - preferred stock	13	13
Total	$35,591	$35,591

Plan fiduciaries of the Retirement Plan of Maritrans, Inc. set investment policies, strategies and oversee its investment allocation, which includes selecting investment managers and setting long term strategic targets. The primary strategic investment objective is to maximize total return while maintaining a broadly diversified portfolio for the primary purpose of satisfying obligations for future benefit payments. Equities are the primary holdings of the Plan. Other investments, including fixed income investments, provide diversification, and, in certain cases, lower the volatility of returns. In general, equity can range from 55 to 75 percent of total plan assets, fixed income securities can range from 25 to 45 percent of total plan assets, and cash can be held in amounts up to 5 percent of plan assets. Actual asset allocation within the approved ranges varies from time to time based on economic conditions (both current and forecast) and the advice of professional advisors.

The Company contributed $1,082, $0 and $0 to the Maritrans Plan in 2017, 2016 and 2015, respectively. The Company expects to make contributions of approximately $1,279 to the Maritrans Plan in 2018.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company's contributions to the plan were $2,244 for the year ended December 31, 2017.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined

97	Overseas Shipholding Group, Inc.

contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2017 and 2016 were $22 and $741, respectively.

NOTE 18 — OTHER INCOME/(EXPENSE)

Other income/(expense) consists of:

	Years Ended December 31,
	2017	2016	2015
Investment income:
Interest	$1,183	$534	$219
Gain on sale of investments	—	46	53
	1,183	580	272
Loss on repurchase of debt	(3,237)	(2,988)	(26,516)
OSG LNG performance guarantee fees	135	—	—
Miscellaneous—net	38	17	5
	$(1,881)	$(2,391)	$(26,239)

See Note 9, “Debt,” for disclosures relating to loss on repurchase of debt.

NOTE 19 — SEVERANCE COSTS AND AGREEMENTS WITH EXECUTIVE OFFICERS

Severance

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

For the year ended December 31, 2017, severance costs for termination benefits and share based compensation costs recognized were not material.

Severance costs for termination benefits and share based compensation costs recognized during the year ended December 31, 2016 were as follows:

	Termination Benefits	Share Based Payment Expense	Total Severance Charges
Terminations as a result of spin-off and related restructuring	$8,218	$4,778	$12,996

See below for additional discussion on termination agreements with executive officers. Charges relating to employee termination benefits and severance are presented separately in the consolidated statement of operations.

Activity relating to the reserves for the severance arrangements incurred during the three years ended December 31, 2017 is summarized as follows:

Balance at December 31, 2015	$—
Provision	8,218
Utilized	(524)
Balance at December 31, 2016	7,694
Utilized	(6,440)
Balance at December 31, 2017	$1,254

The above table excludes related professional fees which are expensed as incurred.

98	Overseas Shipholding Group, Inc.

Agreements with Executive Officers

On December 29, 2016 Captain Ian T. Blackley stepped down from his role as President, Chief Executive Officer and Director of the Company. In connection with his departure from the Company, Captain Blackley entered into a letter agreement with the Company that provides for a general release and waiver of claims against the Company in addition to the payment of certain benefits that were consistent with the terms of his employment agreement, as amended including: (a) a cash payment of $1,350 in substantially equal installments over a period of twenty-four (24) months; (b) a lump sum cash payment of $3,214; (c) a lump sum cash payment of $475 pursuant to the Company’s Retention Bonus Plan; and (d) any benefits to which he is entitled under the Company’s nonqualified supplemental savings plan. Captain Blackley also received accelerated vesting of time-based equity awards. Charges recognized as part of severance costs in relation to the accelerated vesting of his time-based equity awards totaled $2,313. During the year ending December 31, 2017, severance related amounts of $5,333 were paid to Captain Blackley.

On December 29, 2016, Mr. Rick Oricchio stepped down from his role as Senior Vice President and Chief Financial Officer of the Company. In connection with his departure, Mr. Oricchio entered into a letter agreement with the Company containing, among other things, a general release and waiver of claims against the Company, in addition to the payment of certain benefits that were consistent with the terms of his employment agreement, as amended including: (a) a cash payment of $475 in substantially equal installments over a period of twelve months; (b) a lump sum cash payment of $1,012; (c) the pro rata portion of Mr. Oricchio’s second anniversary bonus in a lump sum cash payment of $386 and (d) Mr. Oricchio’s annual incentive bonus for fiscal year 2016, to be determined based on actual performance of previously established performance metrics and paid in accordance with the Company’s normal practice. Mr. Oricchio also received accelerated vesting of time-based equity awards. Charges recognized as part of severance costs in relation to the accelerated vesting of his time-based equity awards totaled $1,676. During the year ending December 31, 2017, severance related amounts of $3,342 were paid to Mr. Oricchio.

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

99	Overseas Shipholding Group, Inc.

NOTE 20 — 2017 AND 2016 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2017
Shipping revenues	$108,116	$96,225	$93,270	$92,815
Loss on disposal of vessels and other property, including impairments (1)	—	—	7,353	5,847
Income from vessel operations	19,258	14,220	434	164
Interest expense	(9,357)	(9,445)	(9,474)	(9,125)
Reorganization items, net	(235)	(9)	46	8
(Provision)/benefit for taxes from continuing operations (2)	(3,569)	(1,593)	3,110	59,679
Net income/(loss)	5,429	3,211	(6,307)	53,645
Basic and Diluted net income/(loss) per share - Class A	$0.06	$0.04	$(0.07)	$0.61

(1)
As discussed in Note 6, “Vessels, Other Property and Deferred Drydock,” the Company recognized a loss on the sale of an ATB. In addition, as discussed in Note 10, "Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures," the Company recorded an impairment charge to write down the carrying values of five ATBs to their estimated fair values as of December 31, 2017.

(2)
As discussed in Note 12, “Taxes,” the Company has recognized a one-time non-cash tax benefit of approximately $54,300 in the fourth quarter of the fiscal year ended December 31, 2017. This tax benefit is based on the Company’s assessment of the impact of the TCJA, which reduced the federal corporate income tax rate from 35.0% to 21.0%.

100	Overseas Shipholding Group, Inc.

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2016
Shipping revenues (2)	$115,080	$118,384	$114,180	$114,776
Loss on disposal of vessels and other property, including impairments (1) (2)	(14)	(113)	(97,782)	(6,623)
Income/(loss) from vessel operations (2)	17,401	23,035	(83,439)	7,821
Interest expense (2)	(11,917)	(10,862)	(10,607)	(9,765)
Reorganization items, net (2)	17,910	(860)	(5,732)	(393)
(Provision)/benefit for taxes from continuing operations (1)	(33,235)	(15,075)	49,755	63,653
Income/(loss) from continuing operations	(8,698)	(4,184)	(52,855)	64,678
Income/(loss) from discontinued operations (3)	59,437	34,045	(45,884)	(340,153)
Net income	50,739	29,861	(98,739)	(275,475)
Basic and Diluted net income/(loss) per share - Class A from continuing operations	$(0.09)	$(0.04)	$(0.59)	$0.74
Basic and Diluted net income/(loss) per share - Class A from discontinued operations	$0.62	$0.35	$(0.51)	$(3.89)
Basic and Diluted net income/(loss) per share - Class B from continuing operations	$(0.09)	$(0.27)	$—	$—
Basic and Diluted net income/(loss) per share - Class B from discontinued operations	$0.64	$2.19	$—	$—

(1)
As discussed in Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” the Company recorded impairment charges to write down the carrying values of the seven ATBs to their estimated fair values as of September 30, 2016 and December 31, 2016, respectively, using estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of U.S. Flag vessels owned by OSG is not considered to be robust.

(2)	Data has been adjusted from amounts previously reported in Form 10-Q to reflect discontinued operations as discussed in Note 1.

(3)
As discussed in Note 5, “Discontinued Operations,” the Company recorded an impairment charge of $332,562 to write down the carrying values of the INSW disposal group to its fair value, calculated on a held for sale basis, on November 30, 2016.

NOTE 21 — CONTINGENCIES

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

101	Overseas Shipholding Group, Inc.

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

The plaintiffs in the Southern District action filed a proof of claim against the Company in the Bankruptcy Court. Pursuant to a settlement with such plaintiffs and the putative class on whose behalf their claim was filed, their direct claims against the Company were fully and finally resolved based on the Equity Plan treatment described above. Separately, certain of the defendants in the Southern District filed claims in the Bankruptcy Court against the Company for indemnification or reimbursement based on potential losses incurred in connection with such action. Each of those indemnification claims, asserted by certain former directors and officers of the Company, have been released pursuant to the Equity Plan or otherwise resolved by the Reorganized Debtors. In addition, the indemnification claims asserted by the Company’s former underwriters have been resolved and paid pursuant to the orders of the Bankruptcy Court and the Equity Plan. On October 5, 2015, following the resolution of all disputed Class E1 claims, the Reorganized Debtors disbursed the remaining funds in the Disputed Claims Reserve for Class E1to representatives of the putative class in accordance with the Equity Plan and Confirmation Order. The Equity Plan and orders of the Bankruptcy Court foreclose the defendants in the Southern District from pursuing any other or further remedies against the Company.

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

102	Overseas Shipholding Group, Inc.

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

103	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries (“the Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income/(loss), cash flows and changes in equity/(deficit) for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants

We have served as the Company’s auditor since 2017.

Tampa, Florida
March 9, 2018

104	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Overseas Shipholding Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Overseas Shipholding Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive income/(loss), cash flows and changes in equity/(deficit) for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Certified Public Accountants
Tampa, FL
March 9, 2018

105	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Overseas Shipholding Group, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Overseas Shipholding Group, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2016 and for each of the two years in the period ended December 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, NY
March 9, 2017

106	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

107	Overseas Shipholding Group, Inc.

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

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	59	President and CEO	December 2016
Richard Trueblood	72	Vice President and Chief Financial Officer	July 2017
Susan Allan	55	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	48	Vice President and Chief Operations Officer	December 2016
Damon Mote	50	Vice President and Chief Administrative Officer	December 2016

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

Richard Trueblood, CPA, was appointed as Chief Financial Officer of OSG in December 2017. Mr. Trueblood has been the interim CFO for OSG since July 2017. Prior to OSG, he was a Partner in the Florida CFO Group providing interim and project Chief Financial Officer services to companies such as the technology start-up Heliotrope Technologies, Inc. He has been CFO at Advent Solar Inc. and Troon Golf LLC. He has extensive experience with equity and debt financing with companies at all stages of development including NYSE listed Promus Hotel Corporation where he was Senior Vice President - Finance. Mr. Trueblood was a partner at KPMG where he provided extensive services to clients in strategic business management, mergers and acquisitions, divestitures and SEC compliance. While at KPMG, he led the real estate practices in Boston, Massachusetts and Orange County, California. He also served as a director for UMB Bank Arizona, N.A. for eight years. Mr. Trueblood holds a Bachelor of Science degree from Bentley University.

Susan Allan joined OSG in November 2016 as OSG's Vice President, General Counsel and Corporate Secretary. Ms. Allan has extensive experience in corporate governance and SEC matters from her positions as Vice President, Assistant Corporate Secretary at Jabil Circuit, Inc. from 2009 until September 2016, and as Director, Senior Counsel at Tech Data Corporation from 1997 to 2009. Prior to that, Ms. Allan worked as Director, Senior Counsel at Anchor Glass Container, as an Assistant County Attorney in the Hillsborough County Attorney's Office, and as an associate attorney at Barkan and Neff law firm, all in Tampa. Ms. Allan received her law degree from the University of Southern California Gould School of Law in Los Angeles and her undergraduate degree from George Mason University.

Patrick O’Halloran was appointed as Vice President and Chief Operations Officer of OSG in December 2016 with oversight of all operations, maintenance, SQE and commercial operations for the Company’s Fleet. Prior to that, Mr. O’Halloran served as Vice President Marine Operations for the Company since December 2014. Mr. O’Halloran joined OSG in November 2006 as

108	Overseas Shipholding Group, Inc.

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

Damon Mote was appointed as Vice President and Chief Administrative Officer of OSG in December 2016 with oversight of the Company’s marine labor relations, human resources, and insurance functions. Prior to that, Mr. Mote served as Vice President of Marine Labor Relations since December 2014. Mr. Mote joined the Company in 2004 as Manager, Major Projects and then served as Director, New Construction beginning in 2006. In 2011 he was appointed as the Regional Manager of the Technical Services Group, which included responsibilities for engineering, purchasing, and the fleet management software system. Prior to joining OSG, he worked for fourteen years with Crowley Maritime. Mr. Mote holds a Bachelor of Science in Marine Engineering from California Maritime Academy.

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

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

109	Overseas Shipholding Group, Inc.

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2017 and 2016.

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015.

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

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.2).

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

110	Overseas Shipholding Group, Inc.

4.7
Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference) (No. 333-105018) (filed May 5, 2003). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8
Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference) (No. 001-06479) (filed February 18, 2004).

4.9
Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.1
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

111	Overseas Shipholding Group, Inc.

10.4	First Amendment, dated as of June 3, 2015, to the DTL Credit Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

*10.5
Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference) (No. 001-06479) (filed March 2, 2009).

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

*10.8
Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 2012 and incorporated herein by reference) (No. 001-06479) (filed 11/14/12).

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

*10.13
Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.14
Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.15
Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.16
Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

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

112	Overseas Shipholding Group, Inc.

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

*10.27
Letter Agreement dated as of August 31, 2015 between the Registrant and a former director (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

*10.28
Letter Agreement dated as of August 31, 2015 between the Registrant and a former director (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

*10.29
Letter Agreement dated August 11, 2014 with an executive officer (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

*10.30
Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.31
Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.32
Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

113	Overseas Shipholding Group, Inc.

*10.33
Amendment No. 3 dated as of November 7, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.34
Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.35
Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.36
Amendment No. 3 dated as of November 7, 2016 to Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.37
Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.38
Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.39	Letter Agreement dated November 7, 2016 with an executive officer (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.40
Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of December 19, 2014 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.41
Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of December 19, 2014 between the Registrant and an executive (filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.42	Letter Agreement dated November 7, 2016 with an executive officer (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.43
Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.44
Separation Agreement dated July 29, 2016 between the Registrant and a former executive (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.45
Employment Agreement dated as of July 17, 2016 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.46
Employment Agreement dated as of November 10, 2016 between the Registrant and an executive (filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.47
Employment Agreement dated as of November 29, 2016 between the Registrant and an executive (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

114	Overseas Shipholding Group, Inc.

*10.48
Amendment No. 1 to Employment Agreement dated as of December 12, 2016 between the Registrant and an executive (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.49
Transition Services Agreement, dated as of November 30, 2016, between Overseas Shipholding Group, Inc, and International Seaways, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

10.50
Employee Matters Agreement, dated as of November 30, 2016, between Overseas Shipholding Group, Inc, and International Seaways, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

*10.51
Form of Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.52
Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement, Form PB-TSR 2017 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.53
Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement, Form PB-ROIC 2017 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.54
Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Time-Based Restricted Stock Unit Grant Agreement, Form TB-Officer 2017 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.55
Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Stock Option Grant Agreement, Form StOp 2017 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.56**	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

*10.57
Letter Agreement dated as of July 17, 2017 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 17, 2017 and incorporated herein by reference).

*10.58
Employment Agreement dated as of November 30, 2017 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated December 4, 2017 and incorporated herein by reference).

*10.59**	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.60**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement, Form "Stock Bonus Shares".

*10.61**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.62**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

*10.63**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restrictive Stock Unit Grant Agreement, Form "TB-Officer".

115	Overseas Shipholding Group, Inc.

*10.64**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form "PB-TSR".

*10.65**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form "PB-ROIC".

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

116	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2018

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ RICHARD TRUEBLOOD
Richard Trueblood
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

117	Overseas Shipholding Group, Inc.

Name	Date

/s/ SAMUEL H. NORTON	March 9, 2018
Samuel H. Norton, Principal
Executive Officer and Director

/s/ DOUGLAS D. WHEAT	March 9, 2018
Douglas D. Wheat, Director

/s/ TIMOTHY BERNLOHR	March 9, 2018
Timothy Bernlohr, Director

/s/ JOSEPH I. KRONSBERG	March 9, 2018
Joseph I. Kronsberg, Director

/s/ RONALD STEGER	March 9, 2018
Ronald Steger, Director

/s/ ANJA L. MANUEL	March 9, 2018
Anja L. Manuel, Director

/s/ GARY EUGENE TAYLOR	March 9, 2018
Gary Eugene Taylor, Director

/s/ TY E. WALLACH	March 9, 2018
Ty E. Wallach, Director

118	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
OVERSEAS SHIPHOLDING GROUP, INC.
CONDENSED BALANCE SHEETS
DOLLARS IN THOUSANDS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$40,838	$74,383
Restricted cash	58	7,272
Income taxes recoverable	113	199
Receivable from INSW	65	—
Prepaid expenses and other current assets	582	966
Total Current Assets	41,656	82,820
Restricted cash	217	8,572
Investments in subsidiaries	358,064	398,586
Intercompany receivables	3,279	809
Other assets	1	146
Receivable from INSW	—	47
Total Assets	$403,217	$490,980

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,013	$10,324
Income taxes payable	131	163
Total Current Liabilities	2,144	10,487
Reserve for uncertain tax positions	3,205	3,129
Long-term debt	685	80,896
Deferred income taxes	83,671	141,457
Intercompany payables	274	679
Total Liabilities	89,979	236,648

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 78,277,669 and 70,271,172 shares issued and outstanding)	783	702
Paid-in additional capital	584,675	583,526
Accumulated deficit	(265,758)	(321,736)
	319,700	262,492
Accumulated other comprehensive loss	(6,462)	(8,160)
Total Equity	313,238	254,332
Total Liabilities and Equity	$403,217	$490,980

See notes to condensed financial statements

119	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
OVERSEAS SHIPHOLDING GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2017	2016	2015
Operating Expenses
General and administrative	$(134)	$698	$935
Total operating expenses	(134)	698	935
Equity in income/(loss) from subsidiaries	6,575	(63,698)	47,534
Operating income/(loss) from continuing operations	6,709	(64,396)	46,599
Other expense	(2,504)	(2,363)	(26,511)

Income/(loss) from continuing operations before interest expense, reorganization items, net and income taxes	4,205	(66,759)	20,088
Interest expense	(5,664)	(10,323)	(32,669)
Loss from continuing operations before reorganization items, net and income taxes	(1,459)	(77,082)	(12,581)
Reorganization items, net	(190)	10,925	(7,888)
Loss from continuing operations before income taxes	(1,649)	(66,157)	(20,469)
Income tax benefit	57,627	65,098	101,034
Net income/(loss) from continuing operations	55,978	(1,059)	80,565
Net (loss)/income for discontinued operations	—	(292,555)	203,395
Net income/(loss)	55,978	(293,614)	283,960

Other comprehensive income, net of tax:
Change in unrealized losses on cash flow hedges	907	10,311	6,927
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service cost	(157)	(60)	(211)
Net change in unrecognized actuarial losses	948	(3,295)	3,203
Other comprehensive income	1,698	6,956	9,919
Comprehensive income/(loss)	$57,676	$(286,658)	$293,879

See notes to condensed financial statements

120	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
OVERSEAS SHIPHOLDING GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net cash (used in)/provided by operating activities	$(13,787)	$202,989	$162,118

Cash Flows from Investing Activities:
Change in restricted cash	15,569	(5,261)	42,502
Contributions to subsidiaries	—	—	(1,633)
Distributions from subsidiaries	50,000	51,832	25,000
Net cash provided by investing activities	65,569	46,571	65,869

Cash Flows from Financing Activities:
Payments on debt	—	(39,319)	—
Extinguishment of debt	(84,170)	—	(326,051)
Repurchases of common stock and common stock warrants	—	(119,343)	(3,633)
Cash dividends paid	—	(31,910)	—
Tax withholding on share-based awards	(1,157)	—	—
Net cash used in financing activities	(85,327)	(190,572)	(329,684)

Net (decrease)/increase in cash and cash equivalents	(33,545)	58,988	(101,697)
Cash and cash equivalents at beginning of year	74,383	15,395	117,092
Cash and cash equivalents at end of year	$40,838	$74,383	$15,395

See notes to condensed financial statements

121	Overseas Shipholding Group, Inc.

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

NOTE C—DEBT:

Long-term debt consists of the following:

	Years Ended December 31,
	2017	2016
8.125% notes due 2018, net of unamortized discount and deferred costs of $0 and $1,406	$—	$80,213
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $6 and $8	295	293
7.50% notes due 2024	390	390
	$685	$80,896

The aggregate annual principal payments required to be made on debt over the next five years and thereafter are $301 (2021) and $390 (2024).

During the years ended December 31, 2017 and 2016, the Company repurchased and retired an aggregate principal amount of $0 and $294, respectively, of its 7.50% notes due 2024 and $55,202 and $37,345, respectively, of its 8.125% notes due 2018. The aggregate losses of $2,495 and $2,463 realized on these transactions during the years ended December 31, 2017 and 2016, respectively, are included in other expense in the consolidated statements of operations. The net losses reflect a $504 and $784

122	Overseas Shipholding Group, Inc.

write-off of unamortized deferred finance costs associated with the repurchased debt during the years ended December 31, 2017 and 2016, respectively.

On December 27, 2017, the Company deposited cash in the amount of $27,491 with The Bank of New York Mellon Trust Company, N.A., as trustee, to pay the principal of $26,417 plus accrued and unpaid interest of $514 on all of the outstanding 8.125% Notes ("Remaining Notes") on their stated maturity. As a result, the Company's obligations under the indenture and the Remaining Notes were satisfied and the indenture was cancelled and discharged. The aggregate loss of $742 realized on this transaction during the year ended December 31, 2017 is included in other expense in the consolidated statements of operations. The net loss reflects a $182 write-off of unamortized deferred finance costs.

During 2015, the Parent repurchased and retired an aggregate principal amount of $326,051 of the above notes. The aggregate net loss of $26,516 realized on these transactions during 2015, is included in other expense in the accompanying condensed statement of operations and comprehensive income/(loss).

See Note 9, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for additional information relating to the Parent’s debt.

NOTE D—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	Years Ended December 31,
	2017	2016	2015
General and administrative expenses reimbursed to/(by) subsidiaries
International Seaways, Inc. - Discontinued Operations(1)	$—	$(7,838)	$(17,185)
OSG Bulk Ships, Inc. (1)	(6,715)	(17,321)	(11,617)
Net reduction in general and administrative expenses	$(6,715)	$(25,159)	$(28,802)

(1)
According to the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" signed by the Parent and its subsidiaries, effective August 5, 2014, certain overhead costs paid by the Parent on behalf of INSW and OBS are allocated to such subsidiaries.

	Years Ended December 31,
	2017	2016	2015
Equity in income/(loss) of subsidiaries
OSG Bulk Ships, Inc.	$(6,576)	$(63,744)	$47,482
OSG Financial Corp.	1	46	52
Total	$(6,575)	$(63,698)	$47,534

On November 30, 2016, the Parent completed the separation of its business into two independent publicly-traded companies through the spin-off of its then wholly-owned subsidiary INSW. Income/(loss) from the discontinued operations of INSW during the eleven months ended November 30, 2016 and the year ended December 31, 2015 was $(292,555) and $203,395, respectively. For additional information regarding the spin-off, see Note 1, “Basis of Presentation and Description of Business,” and Note 5, “Discontinued Operations,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2017	2016
Intercompany receivables:
OSG Ship Management (Tampa)	$2,086	$—
OSG Bulk Ships, Inc.	1,193	809
Total	$3,279	$809

123	Overseas Shipholding Group, Inc.

Intercompany receivables principally represent outstanding balances due from the subsidiaries in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" effective August 5, 2014.

	Years Ended December 31,
	2017	2016
Intercompany payables:
OSG Bulk Ships, Inc.	$—	$563
OSG Ship Management Inc.	157	—
OSG Financial Corp.	117	116
Total	$274	$679

During 2017, OBS paid a cash distribution to the Parent of $50,000. The return of capital distribution received by the Parent is reflected in the condensed statement of cash flows as cash flows from investing activities.

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

Receivables of $65 and $47 due from INSW as of December 31, 2017 and 2016, respectively, are primarily in relation to amounts owed pursuant to the Separation and Distribution Agreement, as described in Note 5, “Discontinued Operations.”

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

124	Overseas Shipholding Group, Inc.