Form 10-K/A
period 2017-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2018-03-30
CIK 75208

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

Overseas Shipholding Group, Inc. (“OSG”) is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2017 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2018 to include the financial statements and related notes of Alaska Tanker Company, LLC (“ATC”), an unconsolidated joint venture.

OSG owns a 37.5% non-controlling interest in ATC and accounts for ATC using the equity method of accounting. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50 percent-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20 percent for 10 percent, separate financial statements for such 50 percent-or-less-owned person shall be filed. ATC met the significant subsidiary test described above for fiscal year ended December 31, 2017. The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the ATC audited financial statements for fiscal years ended December 31, 2017 and 2016 prepared in accordance with generally accepted accounting principles in the United States; (ii) the consent of the independent auditor of ATC; and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

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

*10.59**	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.60**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement, Form "Stock Bonus Shares".

*10.61**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.62**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

*10.63**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restrictive Stock Unit Grant Agreement, Form "TB-Officer".

*10.64**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form "PB-TSR".

*10.65**	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form "PB-ROIC".

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

23.3***	Consent of Independent Accountants regarding opinion in Exhibit 99.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.3***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.4***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99***	Financial Statements of Alaska Tanker Company, LLC.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits marked with two asterisks (**) are incorporated by reference to the corresponding exhibit to the Original 10-K.

(3)	The Exhibits marked with three asterisks (***) are filed or furnished with the Amended 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ RICHARD TRUEBLOOD
Richard Trueblood
Vice President
and Chief Financial Officer