Form 10-Q
period 2018-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2018-05-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of May 4, 2018: Class A common stock, par value $0.01 – 80,459,979 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 4, 2018 for the purchase of 7,821,500 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$111,467	$165,994
Restricted cash	58	58
Voyage receivables, including unbilled of $6,243 and $9,919	24,345	24,209
Income tax receivable	1,413	1,122
Receivable from INSW	34	372
Other receivables	1,944	2,184
Inventories, prepaid expenses and other current assets	13,168	13,356
Total Current Assets	152,429	207,295
Vessels and other property, less accumulated depreciation	624,123	632,509
Deferred drydock expenditures, net	22,966	23,914
Total Vessels, Other Property and Deferred Drydock	647,089	656,423
Restricted cash - non current	191	217
Investments in and advances to affiliated companies	38	3,785
Intangible assets, less accumulated amortization	39,867	41,017
Other assets	21,348	23,150
Total Assets	$860,962	$931,887

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,029	$34,371
Current installments of long-term debt	—	28,160
Total Current Liabilities	34,029	62,531
Reserve for uncertain tax positions	3,224	3,205
Long-term debt	375,762	420,776
Deferred income taxes, net	85,104	83,671
Other liabilities	45,584	48,466
Total Liabilities	543,703	618,649

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 78,733,688 and 78,277,669 shares issued and outstanding	787	783
Paid-in additional capital	586,043	584,675
Accumulated deficit	(263,324)	(265,758)
	323,506	319,700
Accumulated other comprehensive loss	(6,247)	(6,462)
Total Equity	317,259	313,238
Total Liabilities and Equity	$860,962	$931,887
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Shipping Revenues:

Time and bareboat charter revenues	$53,895	$79,767
Voyage charter revenues	47,135	28,349
	101,030	108,116

Operating Expenses:
Voyage expenses	12,252	5,792
Vessel expenses	33,505	35,644
Charter hire expenses	22,547	22,577
Depreciation and amortization	12,372	16,625
General and administrative	6,783	8,095
Total operating expenses	87,459	88,733
Operating income	13,571	19,383
Other expense	(631)	(793)
Income before interest expense, reorganization items and income taxes	12,940	18,590
Interest expense	(8,076)	(9,357)
Income before reorganization items and income taxes	4,864	9,233
Reorganization items, net	—	(235)
Income before income taxes	4,864	8,998
Income tax provision	(1,202)	(3,569)
Net income	$3,662	$5,429

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	88,105,439	87,908,032
Diluted - Class A	88,620,596	88,179,855

Per Share Amounts:
Basic and diluted net income - Class A	$0.04	$0.06

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net income	$3,662	$5,429
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	112	148
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(32)	—
Net change in unrecognized actuarial losses	135	—
Other comprehensive income	215	148
Comprehensive income	$3,877	$5,577

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$3,662	$5,429
Items included in net income not affecting cash flows:
Depreciation and amortization	12,372	16,625
Amortization of debt discount and other deferred financing costs	1,106	1,334
Compensation relating to restricted stock awards and stock option grants	793	541
Deferred income tax provision	1,492	1,178
Reorganization items, non-cash	—	214
Other – net	645	616
Loss on extinguishment of debt, net	981	937
Distributed earnings of affiliated companies	3,747	3,657
Payments for drydocking	(2,037)	(730)
SEC, Bankruptcy and IRS claim payments	—	(5,000)
Changes in operating assets and liabilities	(1,789)	(11,066)
Net cash provided by operating activities	20,972	13,735
Cash Flows from Financing Activities:
Payments on debt	(28,166)	—
Extinguishment of debt	(47,000)	(15,225)
Tax withholding on share-based awards	(359)	(1,060)
Net cash used in financing activities	(75,525)	(16,285)
Net decrease in cash, cash equivalents and restricted cash (Note 3)	(54,553)	(2,550)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	166,269	206,933
Cash, cash equivalents and restricted cash at end of period (Note 3)	$111,716	$204,383
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)	$(6,462)	$313,238
Adoption of accounting standard (Note 4)	—	—	(1,228)	—	(1,228)
Net Income	—	—	3,662	—	3,662
Other comprehensive income	—	—	—	215	215
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	4	(363)	—	—	(359)
Compensation related to Class A options granted and restricted stock awards	—	1,731	—	—	1,731
Balance at March 31, 2018	$787	$586,043	$(263,324)	$(6,247)	$317,259

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 78,733,688 Class A shares outstanding as of March 31, 2018.

(2)	Includes 50,272,211 outstanding Class A warrants as of March 31, 2018.

(3)	Amounts are net of tax.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”).
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
On January 23, 2017, the SEC commenced an administrative proceeding, with the Company’s consent, that fully resolved an SEC investigation that was initiated in connection with the Company’s earnings restatement announced in 2012. The Company neither admitted nor denied the SEC’s allegations that the Company violated certain provisions of the Securities Act, the Exchange Act and related rules. After receiving Bankruptcy Court approval, the Company paid a $5,000 civil penalty relating to the investigation in February 2017. The settlement with the SEC does not require any further changes to the Company’s historical financial statements. Any indemnification or contribution claims by officers or directors of the Company that could be asserted in connection with the SEC’s investigation have been released or otherwise resolved pursuant to the Equity Plan and order of the Bankruptcy Court.

On February 10, 2017, pursuant to a final decree and order of the Bankruptcy Court, OSG’s one remaining case, as the Parent Company, was closed.

Reorganization items, net of $235 for the three months ended March 31, 2017 represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are related to trustee and professional fees.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 3 — Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), Scope of Modification Accounting, which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the three months ended March 31, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, that will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under ASU 2017-07, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for interim and annual periods beginning after December 15, 2017. This standard must be applied retrospectively to all periods presented. The Company retrospectively adopted this standard effective January 1, 2018. The amortization of actuarial (gain)/loss and amortization of prior service credits have been reclassified from vessel expenses and general and administrative expenses to other expense in the Company's consolidated statements of operations.

The effect of the retrospective presentation change related to the net periodic cost of the Company's domestic pension and postretirement benefit plans on its consolidated statements of operations was as follows:

	Three Months Ended March 31, 2017
($ in thousands)	As Previously Reported	Impact of Adoption	As Adjusted
Vessel expenses	$35,609	$35	$35,644
General and administrative	8,255	(160)	8,095
Total Operating Expenses	88,858	(125)	88,733
Operating income	19,258	125	19,383
Other expense	668	125	793

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. This standard must be applied retrospectively to all periods presented. The Company adopted this standard effective January 1, 2018. The prior period has been adjusted to conform to current period presentation, which resulted in a decrease of $9,542 in net cash provided by investing activities for the three months ended March 31, 2017, related to changes in restricted cash amounts.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other Than Inventory, amending the accounting for income taxes. Under current guidance the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. The amended guidance eliminates the prohibition against immediate recognition of current and deferred income tax amounts associated with intra entity transfers of assets other than inventory. This guidance is effective for interim and annual periods beginning after December 15, 2017. The requirements of the amended guidance should be applied on a modified retrospective basis through a

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard effective January 1, 2018. The adoption of the standard did not have any impact to the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASC 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic with respect to (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual periods beginning after December 31, 2017. The guidance requires application using a retrospective transition method. The Company adopted this standard effective January 1, 2018. The Company determined that its current accounting policies align with this standard, therefore, this standard did not have an impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

See Note 4, “Revenue Recognition,” for additional accounting policy and transition disclosures.

Recently Issued Accounting Standards

In February 2018 the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act.

The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after 15 December 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded n AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize substantial increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard. As of March 31, 2018, the contractual obligations for the Company’s leased vessels was approximately $231,000.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 4 - Revenue Recognition

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 applying the modified retrospective method to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The impact of adopting the new standard primarily related to a change in the timing of revenue recognition for voyage charter contracts. In the past, the Company recognized revenue from voyage charters ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis. Under the new standard, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. In addition, the adoption of ASC 606 resulted in a corresponding change in the timing of recognition of voyage expenses for voyage charter contracts.

The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

($ in thousands)	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Voyage receivables	$24,209	$1,336	$25,545
Liabilities
Deferred income taxes	83,671	(108)	83,563
Equity
Accumulated deficit	(265,758)	(1,228)	(266,986)

For the three months ended March 31, 2018, revenues increased by $1,012, net income increased by $785 and basic and diluted net income per share increased by $0.01 per share as a result of applying ASC 606.

Revenue Recognition

Revenues are recognized when control of the promised services are transferred to the Company's customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

Voyage Charter Revenues

The Company enters into voyage charter contracts, which are charters under which a customer pays a transportation charge, voyage freight, for the movement of a specific cargo between two or more specified ports. The Company's performance obligation under voyage charters, which consists of moving cargo from a load port to a discharge port, is satisfied over time. Accordingly, under ASC 606, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. The transaction price is in the form of a fixed fee at contract inception, which is the transportation charge. Voyage charter contracts also include variable consideration in the form of demurrage, which is additional revenue the Company receives for delays experienced in loading or unloading cargo that are not deemed to be the responsibility of the Company, calculated in accordance with specific charter terms. The Company does not include demurage in the transaction price for voyage charters as it is considered constrained since it is highly susceptible to factors outside the Company's influence. Examples of when demurrage is incurred include weather conditions and security regulations at ports. The uncertainty related to this variable consideration is resolved upon the completion of the voyage, the duration of which is generally less than 30 days.

Lightering Revenues

The Company enters into lightering contracts, which are contracts for the off-loading of crude oil or petroleum products from large size tankers, typically, Very Large Crude Carriers, into smaller tankers and/or barges for discharge in ports from which the larger tankers are restricted due to the depth of the water, narrow entrances or small berths. For lightering services, the customer does not obtain or control a minor amount of the output or other utility of the vessel. Also, the customer does not have the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

ability or right to control physical access to the vessel and there is a guaranteed minimum volume requirement that the fixed price that the customer pays is based on. The Company bills the customer and the customer pays a fixed amount every month based on the guaranteed minimum volume requirement in the contract for services delivered over time. Lightering contracts also include variable consideration for barrels delivered in excess of the contractual minimum. The Company does not include this variable consideration in the transaction price for lightering contracts as it is considered constrained since it is controlled by the customer. The uncertainty related to this variable consideration is resolved with the customer either on a monthly or annual basis as stipulated in the contract. Lightering revenue is included within voyage charter revenue on the consolidated statements of operations.

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. The Company recognizes revenues from time charters as operating leases and are thus recognized ratably over the non-cancellable contract term, as service is performed. Customers pay voyage expenses such as fuel, canal tolls and port charges. The Company pays vessel expenses such as technical management expenses. The Company continues to evaluate the impact of the standard as it relates to non-lease components of time charter contracts and will finalize its position when the FASB’s Proposed Accounting Standards Update - Leases (Topic 842): Targeted Improvements becomes final, which will be consistent with the effective date and transition of the new leasing guidance in ASU 2016-02.

U.S. Maritime Security Program

Two of the Company's reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program ("MSP"), which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The Company receives an annual operating-differential subsidy pursuant to the Merchant Marine Act of 1936 for each participating vessel, subject in each case to annual congressional appropriations. The subsidy is intended to reimburse owners for the additional costs of operating U.S. Flag vessels. The Company considers the MSP contract with the U.S. government as a service arrangement under ASC 606.

Contract Balances

As of March 31, 2018 and December 31, 2017, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $23,494 and $22,860, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company bills the customer and the customer pays a fixed amount every month based on the guaranteed minimum volume requirement in the contract. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and lightering contracts, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At March 31, 2018, the costs related to voyages that were not yet completed were not material.

Transaction Price Allocated to the Remaining Performance Obligations

The Company will have partially satisfied performance obligations at month-end due to voyage charters which have not been completed. The estimated fixed consideration expected to be recognized in the second quarter of 2018 is $2,857.

Practical Expedients and Exemptions

For voyage charters, the Company expenses broker commissions, which are costs of obtaining a contract, when incurred because the amortization period is less than one year. The Company records these costs within voyage expenses in the consolidated statements of operations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

For contracts that were modified before the adoption date, the Company has not retrospectively restated the contract for those contract modifications.

Note 5 — Earnings per Common Share
Basic earnings per common share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. As management deemed the exercise price for the Class A warrants of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A warrant exercise are included in the calculation of basic weighted average common shares outstanding for all periods.
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
Class A
There were 0 and 74,201 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2017, such participating securities were allocated a portion of income under the two-class method.
The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of March 31, 2018, there were 995,615 shares of Class A restricted stock units and 866,011 Class A stock options outstanding which were considered to be potentially dilutive securities. As of March 31, 2017, there were 531,488 shares of Class A restricted stock units and 524,429 Class A stock options outstanding which were considered to be potentially dilutive securities.
The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2018	2017
Net income	$3,662	$5,429

Weighted average common shares outstanding:
Class A common stock - basic	88,105,439	87,908,032
Class A common stock - diluted	88,620,596	88,179,855
For the three months ended March 31, 2018 and 2017, there were 515,157 and 271,823 dilutive equity awards outstanding. Awards of 530,604 and 706,379 (which includes restricted stock units and stock options) for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

Note 6 — Fair Value Measurements, Derivatives and Fair Value Disclosures
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
March 31, 2018:
Assets
Cash (1)	$111,716	$111,716	$—
Total	$111,716	$111,716	$—
Liabilities
OBS Term loan	375,077	—	366,819
7.5% Election 2 notes due 2021	295	—	303
7.5% notes due 2024	390	—	379
Total	$375,762	$—	$367,501

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2017:
Assets
Cash (1)	$166,269	$166,269	$—
Total	$166,269	$166,269	$—
Liabilities
OBS Term loan	448,251	—	441,630
7.5% Election 2 notes due 2021	295	—	305
7.5% notes due 2024	390	—	380
Total	$448,936	$—	$442,315

(1)
Includes current and non-current restricted cash aggregating $249 and $275 at March 31, 2018 and December 31, 2017, respectively. Restricted cash as of March 31, 2018 and December 31, 2017 is related to the Company's Unsecured Senior Notes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel and Intangible Assets Impairments
During the first quarter of 2018, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate the carrying amounts of the vessels in the Company's fleet and the carrying value of the Company's intangible assets may not be recoverable as of March 31, 2018. The Company concluded that no such events or changes in circumstances had occurred.

Derivatives

Interest Rate Risk

OBS was a party to an interest rate cap agreement (“Interest Rate Cap”) with a start date of February 5, 2015 with a major financial institution covering a notional amount of $375,000 to limit the floating interest rate exposure associated with the OBS Term Loan. The Interest Rate Cap terminated on February 5, 2018. The Interest Rate Cap was designated and qualified as a cash flow hedge, contained no leverage features and had a cap rate of 2.5% through February 5, 2017, at which time the cap rate increased to 3.0% through the termination date of February 5, 2018.
The effect of the Company’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017 was $181 and $234, respectively, which represents the effective portion of loss reclassified from accumulated other comprehensive loss for interest expense associated with the Interest Rate Cap.
See Note 11, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Note 7 — Debt

Exit Financing Facilities

Capitalized terms used hereafter in this Note 7 have the meanings given in this Quarterly Report on Form 10-Q or in the Company’s 2017 Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

On the Effective Date, to support the Equity Plan, OSG and its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries. As of March 31, 2018, no amounts had been drawn under the OBS ABL Facility. The OBS ABL Facility matures on February 5, 2019.
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
During the three months ended March 31, 2018, the Company made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on its OBS Term Loan. The aggregate net loss of $981 realized on these transactions during the three months ended March 31, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The OBS Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow. As of March 31, 2018, management determined that no prepayments will be required for the OBS Term Loan for 2019 because the optional prepayment made in 2018 discussed above was in excess of the amounts that would otherwise have been payable.
The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $71,758 as of March 31, 2018.
Note 8 — Taxes
For the three months ended March 31, 2018 and 2017, the Company recorded income tax provisions of $1,202 and $3,569, respectively, which represent effective tax rates of 25% and 40%, respectively. The decrease in the effective tax rate for the 2018 period compared to the 2017 period is substantially due to the reduction of the statutory federal rate from 35% to 21% with the signing into law the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. The effective tax rate for the period in both 2018 and 2017 is greater than the statutory rate primarily as a result of the income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the 2018 period is also impacted by the TCJA interest and executive compensation deduction limitations.
The Company recorded reasonable estimates of the impact of the TCJA on the Company’s deferred tax balances as provisional estimates at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118. There has been no activity through the first quarter that has required the Company to refine its estimate. The Company will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or evolving technical interpretations become available. The Company continues to expect to complete its analysis no later than the fourth quarter of 2018.
As of March 31, 2018 and December 31, 2017, the Company recorded a noncurrent reserve for uncertain tax positions of $3,224 and $3,205, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest and penalties of $930 and $911, respectively.
The Company is currently undergoing an examination by the Internal Revenue Service of its 2012 through 2015 tax returns. Although the timing of the resolution or closure of audits is highly uncertain, at this time it is reasonably possible that between zero and $37,240 of uncertain tax positions could be recognized within the next twelve months.
Note 9 — Related Parties
Equity Method Investment
Investments in and advances to affiliated companies are comprised of the Company’s 37.5% interest in Alaska Tanker Company, LLC (“ATC”), which manages vessels carrying Alaskan crude for BP West Coast Products, LLC (“BP”). In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed ATC to manage the vessels carrying crude oil for BP. ATC provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.
Guarantees
INSW entered into guarantee arrangements in connection with the spin-off from OSG on November 30, 2016, in favor of Qatar Liquefied Gas Company Limited (2) (“LNG Charterer”) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the “LNG Charter Party Agreements,” and such guarantees, collectively, the “LNG Performance Guarantees”).
OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a $135 fee per year to OSG, which is subject to escalation after 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.
Note 10 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the three months ended March 31, 2018, in connection with the vesting of restricted stock units, the Company repurchased 163,464 shares of Class A common stock at an average cost of $2.20 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.
Warrant Conversions
During the three months ended March 31, 2018, the Company issued 6,375 shares of Class A common stock as a result of the exercise of 33,671 Class A warrants. During the three months ended March 31, 2017, the Company issued 3,209,648 shares of Class A common stock as a result of the exercise of 16,931,530 Class A warrants.
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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Management Compensation — Restricted Stock Units and Stock Options

During the three months ended March 31, 2018 and 2017, the Company granted 365,584 and 165,010 time-based restricted stock units (“RSUs”) to its employees, including senior officers, respectively. The average grant date fair value of these awards was $1.70 and $4.04 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.
In addition, during the three months ended March 31, 2018, the Company awarded 330,882 shares of the Company's Class A common stock to one of its senior officers, net of all taxes, which vested immediately. The average grant date fair value of these awards was $1.70.
During the three months ended March 31, 2018 and 2017, the Company awarded 142,060 and 63,532 performance-based RSUs to its senior officers, respectively. Each performance stock unit represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Periods”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR”) performance relative to that of a performance peer group over a three-year TSR performance period (“TSR Target”). The peer group will consist of companies that comprise the Standard and Poor’s Transportation Select Index during the Performance Periods. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.
Both the ROIC Target RSUs and the TSR Target RSUs are subject to an increase up to a maximum of 106,545 and 47,647 target RSUs, respectively, (aggregate 213,090 and 95,294, respectively, target RSUs) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of March 31, 2018, management believed, was considered probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $1.70 and $4.04 per RSU, respectively.
During the three months ended March 31, 2018 and 2017, the Company awarded 494,118 and 135,804 stock options to certain senior officers, respectively. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.70 and $4.04 per share, respectively. The average grant date fair value of the options was $0.92 and $1.89 per option for the three months ended March 31, 2018 and 2017, respectively. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.
Note 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2018	December 31, 2017
Unrealized losses on derivative instruments	$—	$(112)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,247)	(6,350)
Accumulated other comprehensive loss	$(6,247)	$(6,462)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during three months ended March 31, 2018 and 2017:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(69)	19	(50)
Amounts reclassified from accumulated other comprehensive income	181	84	265
Total change in accumulated other comprehensive income	112	103	215
Balance as of March 31, 2018	$—	$(6,247)	$(6,247)

Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(86)	—	(86)
Amounts reclassified from accumulated other comprehensive income	234	—	234
Total change in accumulated other comprehensive income	148	—	148
Balance as of March 31, 2017	$(871)	$(7,141)	$(8,012)
The income tax expense allocated to unrealized gains on cash flow hedges for the three months ended March 31, 2018 and 2017 was $69 and $84, respectively. These amounts reflected the current period change, excluding amounts reclassified from accumulated other comprehensive loss.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 12 — Leases
Charters-in
As of March 31, 2018, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations. The base term for nine vessels expires in December 2019. The Company holds options for the charters-in that can be exercised for 1, 3 or 5 years with the 1 year option only usable once, while the 3 and 5 year options are available forever. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel by vessel basis that can be exercised individually. The option on one of the Company's vessels has been extended until December 2025. For the remaining nine vessels, the Company is required to declare its intention under the options by December 11, 2018.
The future minimum commitments and related number of operating days under these operating leases are as follows:

At March 31, 2018	Amount	Operating Days
2018	$68,888	2,750
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
2022	9,143	365
Thereafter	22,846	912
Net minimum lease payments	$231,007	8,228
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

At March 31, 2018	Amount	Revenue Days
2018	$139,022	2,404
2019	96,511	1,440
2020	43,570	532
2021	26,219	319
2022	30,675	365
Thereafter	77,464	886
Net minimum lease receipts	$413,461	5,946
Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $17,091 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.
Note 13 — Contingencies
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
All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2017 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q and in our other filings made from time to time with the SEC after the date of this report.
However, other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Such factors include, but are not limited to:

•	the highly cyclical nature of OSG’s industry;

•	the market value of vessels fluctuates significantly;

•	an increase in the supply of Jones Act vessels without a commensurate increase in demand;

•	changing economic, political and governmental conditions in the United States or abroad and general conditions in the oil and natural gas industry;

•	changes in fuel prices;

•	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;

•	constraints on capital availability;

•	public health threats;

•	acts of piracy, terrorist attacks and international hostilities and instability;

•
the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and the heightened exposure to the Jones Act market fluctuations and reduced diversification following the spin-off from OSG on November 30, 2016 of International Seaways, Inc. (INSW), which owned or leased OSG’s fleet of International Flag vessels;

•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;

•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;

•	changes in demand in specialized markets in which the Company currently trades;

•	competition within the Company’s industry and OSG’s ability to compete effectively for charters;

•	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms;

•	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;

•	the loss of, or reduction in business by, the Company's largest customers;

•	refusal of certain customers to use vessels of a certain age;

•	the Company's significant operating leases could be replaced on less favorable terms or may not be replaced;

•	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;

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

•	the Company’s ability to attract, retain and motivate key employees;

•	ineffective internal controls;

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

•	the impact of a delay or disruption in implementing new technological and management systems;

•	the impact of potential changes in U.S. tax laws;

•	limitations on U.S. coastwise trade, or the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements;

•	government requisition of the Company’s vessels during a period of war or emergency;

•	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;

•	the inability to clear oil majors’ risk assessment process;

•	the impact of litigation, government inquiries and investigations;

•	the arrest of OSG’s vessels by maritime claimants;

•	the Company's U.S. federal income tax position in respect of certain credit agreement borrowings used by INSW is not free from doubt;

•	the Company’s ability to use its net operating loss carryforwards;

•	the market price of the Company's securities fluctuates significantly;

•	the Company's ability to sell warrants may be limited and the exercise of outstanding warrants may result in substantial dilution;

•	the Company's common stock is subject to restrictions on foreign ownership;

•	OSG is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends;

•	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control; and

•	securities analysts may not initiate coverage or continue to cover the Company’s securities

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
Business Overview
OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 23-vessel U.S. Flag fleet consists of seven ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived from time charter agreements for specific periods of time at fixed daily amounts, as well as from chartering-out vessels for specific voyages where typically we earn freight revenue at spot market rates.
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 compared to the same period in 2017. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.
All dollar amounts are in thousands, except daily dollar amounts and per share amounts.
Operations and Oil Tanker Markets
Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. In the Jones Act Trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economy, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).
We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, we seek, over time, to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium-term charters or contracts of affreightment. Medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As such, during periods of uncertainty in our markets, more of our vessels could be exposed to the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and TCE rates, which are non-GAAP measures. TCE revenues equal GAAP shipping revenues, less voyage expenses. TCE rates are determined by dividing TCE revenues by revenue days. These measures are used because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the first quarter of 2018 compared to first quarter of 2017 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, we believe that the new construction phase is winding down and the supply of vessels will begin to tighten through scrapping, lay ups, and sales out of Jones Act service.

As of March 31, 2018, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 94 vessels, compared with 92 vessels as of March 31, 2017. There were no Product Tankers or large ATB deliveries, one Product Tanker scrapped and one large ATB sold for international service in the first quarter of 2018. In addition to the 94 vessels mentioned above, one late-1970s-built crude oil tanker previously deployed in the Alaskan trade is currently operating in the lower-48 coastwise trade.

The industry’s firm Jones Act orderbook as of March 31, 2018, with deliveries scheduled through the third quarter of 2018 consisted of two large ATBs. The Company does not have any Jones Act vessels on order.

Delaware Bay lightering volumes averaged 132,000 b/d in the first quarter of 2018 compared with 182,000 b/d in the first quarter of 2017. The decrease primarily resulted from customers increasing lightering offshore combined with dredging activity that has allowed deeper draft vessels in the river without the need to lighter.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2017.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), effective January 1, 2018. Under the new standard, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. Under existing U.S. GAAP in 2017 and prior, voyage revenues and expenses were recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis. See Note 4, “Revenue Recognition,” for additional accounting policy and transition disclosures.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations
During the three months ended March 31, 2018, shipping revenues decreased by $7,086 or 6.6%, respectively, compared to the same period in 2017. The decrease primarily resulted from weakening market conditions, reduced charter rates as well as two fewer vessels in operation during first quarter 2018 compared to same period in 2017.
Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2018	2017
Time charter equivalent revenues	$88,778	$102,324
Add: Voyage expenses	12,252	5,792
Shipping revenues	$101,030	$108,116

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2018 and 2017, between spot and fixed earnings and the related revenue days.

	2018		2017
Three Months Ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$41,227	$64,947	$45,061	$63,136
Revenue days	337	720	72	989
Non-Jones Act Handysize Product Carriers:
Average rate	$35,900	$62,542	$32,132	$15,543
Revenue days	172	8	112	68
ATBs:
Average rate	$12,230	$22,979	$17,057	$29,433
Revenue days	261	261	180	524
Lightering:
Average rate	$70,925	$—	$75,124	$—
Revenue days	173	—	180	—
During the first quarter of 2018, TCE revenues decreased by $13,546, or 13.2%, to $88,778 compared to $102,324 in the first quarter of 2017. This decrease reflected weakening market conditions, reduction of two vessels in operation in the first quarter 2018 compared to first quarter 2017 and a growing proportion of our fleet becoming exposed to the spot markets. The total number of revenue days decreased from 2,125 days in 2017 to 1,932 days in 2018. The number of revenue days on spot voyages, which earned significantly lower average TCE daily rates, almost doubled from 2017 to 2018. For the first quarter, the average daily spot rate decreased from $43,186 in 2017 to $37,662 in 2018.
Vessel expenses decreased 6.0%, or $2,139, to $33,505 in the first quarter of 2018 from $35,644 in the first quarter of 2017 primarily due to cost reductions during 2018 as well as two fewer vessels in operation during first quarter 2018. Depreciation and amortization decreased by $4,253 to $12,372 in the first quarter of 2018 from $16,625 in the first quarter of 2017 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
Our two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2018, we expect to receive $5,000 for each vessel. This funding level is expected to continue through 2020, and $5,200 beginning in 2021, subject to congressional funding. During fiscal year 2017, we received $5,400 and $4,500 annual subsidy for each vessel, respectively. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses
During the first quarter of 2018, general and administrative expenses decreased by $1,312 to $6,783 from $8,095 in the first quarter of 2017. This decrease was primarily driven by lower compensation and benefit costs due to a decrease in headcount, incentive compensation and salary related expenses as well as reduced legal, accounting and consulting fees.
Interest Expense
Interest expense was $8,076 for the three months ended March 31, 2018 compared with $9,357 for the three months ended March 31, 2017. The decrease in interest expense was primarily associated with the impact of the prepayments of $75,166 during the three months ended March 31, 2018 for the Company’s OBS Term Loan.
Income Taxes
For the three months ended March 31, 2018 and 2017, the Company recorded income tax provisions of $1,202 and $3,569, respectively, which represented an effective tax rate of 25% and 40%, respectively. The decrease in the effective tax rate for the 2018 period compared to the 2017 period was substantially due to the reduction of the statutory federal rate from 35% to 21% with the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. The Company recorded reasonable estimates of the impact of the TCJA on the Company’s deferred tax balances as provisional estimates at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118. There has been no activity through the first quarter that has required the Company to refine its estimate. The Company will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or evolving technical interpretations become available. The Company continues to expect to complete its analysis no later than the fourth quarter of 2018.
Liquidity and Sources of Capital
Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.
Liquidity
Working capital at March 31, 2018 was approximately $118,000 compared with approximately $145,000 at December 31, 2017. The decrease in working capital is primarily related to the mandatory prepayment of $28,166 and an optional prepayment of $47,000 the Company made on its OBS Term Loan. The decrease was offset by increases to working capital as a result of timing of receivable collections and accounts payable payments made at March 31, 2018 compared to December 31, 2017.
As of March 31, 2018, we had total liquidity on a consolidated basis of $186,716, comprised of $111,716 of cash (including $249 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.
As of March 31, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of $375,762 and a total debt to total capitalization of 54.2%, compared to 58.7% at December 31, 2017.
Restricted cash as of March 31, 2018 is related to the Unsecured Senior Notes.
Sources, Uses and Management of Capital
We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the three months ended March 31, 2018 was $20,972. In addition to operating cash flows, our other sources of funds may include additional borrowings as permitted under the Exit Financing Facilities, proceeds from issuances of equity securities and proceeds from the opportunistic sales of our vessels. In the past we also have been able to obtain funds from the issuance of long-term debt securities. We expect to continue to engage in similar transactions, from time to time, consistent with achieving the objectives of our business plan.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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
During the three months ended March 31, 2018, the Company made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on its OBS Term Loan. The aggregate net loss of $981 realized on these transactions during the three months ended March 31, 2018 reflected write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is in included in other income/(expense) in the consolidated statements of operations.
The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the OBS Term Loan. The Available Amount for additional cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $71,758 as of March 31, 2018.
Off-Balance Sheet Arrangements
INSW entered into guarantee arrangements in connection with the spin-off with OSG on November 30, 2016, in favor of Qatar Liquefied Gas Company Limited (2) (“LNG Charterer”) and relating to certain LNG Tanker Time Charter Party Agreements with the LNG Charterer and each of Overseas LNG H1 Corporation, Overseas LNG H2 Corporation, Overseas LNG S1 Corporation and Overseas LNG S2 Corporation (such agreements, the “LNG Charter Party Agreements,” and such guarantees, collectively, the “LNG Performance Guarantees”).
OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a $135 fee per year to OSG, which is subject to escalation after 2018 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2018, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.         Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2017 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, in connection with the vesting of restricted stock units, the Company repurchased the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
January 1, 2018 through January 31, 2018	$34,734	$2.74
February 1, 2018 through February 28, 2018	80,570	$1.70
March 1, 2018 through March 31, 2018	48,160	$2.64
	$163,464	$2.20

Item 3.         Defaults upon senior securities
Not applicable.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4.         Mine Safety Disclosures
Not applicable.
Item 5.         Other information
Not applicable.
Item 6.         Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

10.2	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

10.3	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement, Form “TB-Officer”.

10.4	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement, Form “PB-ROIC”.

10.5	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement, Form “PB-TSR”.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 9, 2018	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 9, 2018	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)