Form 10-Q
period 2018-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2018-08-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of August 3, 2018: Class A common stock, par value $0.01 – 84,562,788 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 3, 2018 for the purchase of 3,962,249 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$130,974	$165,994
Restricted cash	59	58
Voyage receivables, including unbilled of $6,135 and $9,919	18,257	24,209
Income tax receivable	835	1,122
Receivable from INSW	34	372
Other receivables	1,471	2,184
Inventories, prepaid expenses and other current assets	14,854	13,356
Total Current Assets	166,484	207,295
Vessels and other property, less accumulated depreciation	615,530	632,509
Deferred drydock expenditures, net	24,062	23,914
Total Vessels, Other Property and Deferred Drydock	639,592	656,423
Restricted cash - non current	191	217
Investments in and advances to affiliated companies	38	3,785
Intangible assets, less accumulated amortization	38,717	41,017
Other assets	22,539	23,150
Total Assets	$867,561	$931,887

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,643	$34,371
Current installments of long-term debt	—	28,160
Total Current Liabilities	34,643	62,531
Reserve for uncertain tax positions	3,254	3,205
Long-term debt	376,660	420,776
Deferred income taxes, net	84,757	83,671
Other liabilities	47,415	48,466
Total Liabilities	546,729	618,649

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 80,713,679 and 78,277,669 shares issued and outstanding	807	783
Paid-in additional capital	586,414	584,675
Accumulated deficit	(260,269)	(265,758)
	326,952	319,700
Accumulated other comprehensive loss	(6,120)	(6,462)
Total Equity	320,832	313,238
Total Liabilities and Equity	$867,561	$931,887
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shipping Revenues:

Time and bareboat charter revenues	$54,543	$72,116	$108,437	$151,883
Voyage charter revenues	40,824	24,109	87,959	52,458
	95,367	96,225	196,396	204,341

Operating Expenses:
Voyage expenses	9,402	5,149	21,654	10,941
Vessel expenses	33,656	32,599	67,160	68,243
Charter hire expenses	22,768	22,856	45,315	45,433
Depreciation and amortization	12,426	15,086	24,798	31,711
General and administrative	6,586	6,190	13,369	14,284
Total operating expenses	84,838	81,880	172,296	170,612
Operating income	10,529	14,345	24,100	33,729
Other income/(expense)	385	(87)	(246)	(880)
Income before interest expense, reorganization items and income taxes	10,914	14,258	23,854	32,849
Interest expense	(7,497)	(9,445)	(15,573)	(18,802)
Income before reorganization items and income taxes	3,417	4,813	8,281	14,047
Reorganization items, net	—	(9)	—	(244)
Income before income taxes	3,417	4,804	8,281	13,803
Income tax provision	(362)	(1,593)	(1,564)	(5,162)
Net income	$3,055	$3,211	$6,717	$8,641

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	88,367,302	87,769,483	88,237,093	88,309,231
Diluted - Class A	89,198,996	87,964,755	88,910,518	88,542,779

Per Share Amounts:
Basic and diluted net income - Class A	$0.03	$0.04	$0.08	$0.10

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,055	$3,211	$6,717	$8,641
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	—	202	112	350
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(39)	—	(70)	—
Net change in unrecognized actuarial losses	166	335	300	335
Other comprehensive income	127	537	342	685
Comprehensive income	$3,182	$3,748	$7,059	$9,326

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$6,717	$8,641
Items included in net income not affecting cash flows:
Depreciation and amortization	24,798	31,711
Amortization of debt discount and other deferred financing costs	2,099	2,653
Compensation relating to restricted stock awards and stock option grants	1,497	1,699
Deferred income tax provision	1,057	2,121
Reorganization items, non-cash	—	85
Other – net	1,110	1,481
Loss on extinguishment of debt, net	981	1,189
Distributed earnings of affiliated companies	3,747	3,656
Payments for drydocking	(4,107)	(3,305)
SEC, Bankruptcy and IRS claim payments	—	(5,000)
Changes in operating assets and liabilities	2,603	(20,273)
Net cash provided by operating activities	40,502	24,658
Cash Flows from Investing Activities:
Expenditures for other property	(22)	(11)
Net cash used in investing activities	(22)	(11)
Cash Flows from Financing Activities:
Payments on debt	(28,166)	—
Extinguishment of debt	(47,000)	(20,008)
Tax withholding on share-based awards	(359)	(1,062)
Net cash used in financing activities	(75,525)	(21,070)
Net (decrease)/increase in cash, cash equivalents and restricted cash (Note 3)	(35,045)	3,577
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	166,269	206,933
Cash, cash equivalents and restricted cash at end of period (Note 3)	$131,224	$210,510
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)	$(6,462)	$313,238
Adoption of accounting standard (Note 4)	—	—	(1,228)	—	(1,228)
Net income	—	—	6,717	—	6,717
Other comprehensive income	—	—	—	342	342
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	7	(366)	—	—	(359)
Compensation related to Class A options granted and restricted stock awards	—	2,122	—	—	2,122
Conversion of Class A warrants to common stock	17	(17)	—	—	—
Balance at June 30, 2018	$807	$586,414	$(260,269)	$(6,120)	$320,832

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 80,713,679 Class A shares outstanding as of June 30, 2018.

(2)	Includes 41,165,789 outstanding Class A warrants as of June 30, 2018.

(3)	Amounts are net of tax.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

Reorganization items, net of $9 and $244 for the three and six months ended June 30, 2017, respectively, represent amounts incurred subsequent to the Petition Date as a direct result of the filing of our Chapter 11 cases and are related to trustee and professional fees.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 3 — Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), Scope of Modification Accounting, which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the six months ended June 30, 2018.

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

The effect of the retrospective presentation change related to the net periodic cost of the Company's domestic pension and postretirement benefit plans on its consolidated statements of operations was as follows:

	Six Months Ended June 30, 2017
($ in thousands)	As Previously Reported	Impact of Adoption	As Adjusted
Vessel expenses	$68,173	$70	$68,243
General and administrative	14,604	(320)	14,284
Total Operating Expenses	170,862	(250)	170,612
Operating income	33,479	250	33,729
Other expense	630	250	880

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. This standard must be applied retrospectively to all periods presented. The Company adopted this standard effective January 1, 2018. The prior period has been adjusted to conform to current period presentation, which resulted in a decrease of $9,909 in net cash provided by investing activities for the six months ended June 30, 2017, related to changes in restricted cash amounts.

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

Recently Issued Accounting Standards

In February 2018 the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”). The new guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the TCJA was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the TCJA that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management expects that the Company will recognize substantial increases in reported amounts for property, plant and equipment and related lease liabilities upon adoption of the new standard. As of June 30, 2018, the contractual obligations for the Company’s leased vessels was approximately $208,200.

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

For the six months ended June 30, 2018, revenues increased by $1,583, net income increased by $1,228 and basic and diluted net income per share increased by $0.02 per share as a result of applying ASC 606.

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

Lightering Revenues

The Company enters into lightering contracts, which are contracts for the off-loading of crude oil or petroleum products from large size tankers, typically, Very Large Crude Carriers, into smaller tankers or barges for discharge in ports from which the larger tankers are restricted due to the depth of the water, narrow entrances or small berths. For lightering services, the customer does not obtain or control a minor amount of the output or other utility of the vessel. Also, the customer does not have the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

ability or right to control physical access to the vessel and there is a guaranteed monthly or annual minimum volume requirement that the fixed price that the customer pays is based on. The Company invoices the customer monthly based on either the actual barrels of cargo lightered or the monthly minimum volume requirement in the contract for services delivered over time. Annually, the Company performs a reconciliation between actual barrels lightered and the annual minimum volume requirement and, if necessary, bills the customer for amounts in excess of the minimum. Lightering contracts also include variable consideration for barrels delivered in excess of the contractual minimum. The Company does not include this variable consideration in the transaction price for lightering contracts as it is considered constrained since it is controlled by the customer. The uncertainty related to this variable consideration is resolved with the customer either on a monthly or annual basis as stipulated in the contract. Lightering revenue is included within voyage charter revenue on the consolidated statements of operations.

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases and are thus recognized ratably over the non-cancellable contract term, as service is performed. Customers pay voyage expenses such as fuel, canal tolls and port charges. The Company pays vessel expenses such as technical management expenses. The Company continues to evaluate the impact of the standard as it relates to non-lease components of time charter contracts and will finalize its position when the FASB’s Proposed Accounting Standards Update - Leases (Topic 842): Targeted Improvements becomes final, which will be consistent with the effective date and transition of the new leasing guidance in ASU 2016-02.

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

Contract Balances

As of June 30, 2018 and December 31, 2017, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $17,425 and $22,860, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on either the actual barrels of cargo lightered or the monthly minimum volume requirement in the contract for services delivered over time. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and lightering contracts, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At June 30, 2018, there were no such direct costs related to voyages that were not yet completed as there were no in process voyages.

Transaction Price Allocated to the Remaining Performance Obligations

The Company will generally have partially satisfied performance obligations at month-end due to voyage charters which have not been completed. At June 30, 2018, there were no voyage charters that were not yet completed.

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
Class A
There were no weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six months ended June 30, 2018. There were 125,145 and 99,814 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2017, such participating securities were allocated a portion of income under the two-class method.
The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of June 30, 2018, there were 893,215 shares of Class A restricted stock units and 866,011 Class A stock options outstanding which were considered to be potentially dilutive securities. As of June 30, 2017, there were 430,633 shares of Class A restricted stock units and 384,084 Class A stock options outstanding which were considered to be potentially dilutive securities.
The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,055	$3,211	$6,717	$8,641

Weighted average common shares outstanding:
Class A common stock - basic	88,367,302	87,769,483	88,237,093	88,309,231
Class A common stock - diluted	89,198,996	87,964,755	88,910,518	88,542,779
For the three and six months ended June 30, 2018, there were 831,694 and 673,425 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2017, there were 195,272 and 233,548 dilutive equity awards outstanding, respectively. Awards of 452,758 and 491,957 (which includes restricted stock units and stock options) for the three and six months ended June 30, 2018 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
June 30, 2018:
Assets
Cash (1)	$131,224	$131,224	$—
Total	$131,224	$131,224	$—
Liabilities
OBS Term loan	375,974	—	377,747
7.5% Election 2 notes due 2021	296	—	298
7.5% notes due 2024	390	—	387
Total	$376,660	$—	$378,432

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2017:
Assets
Cash (1)	$166,269	$166,269	$—
Total	$166,269	$166,269	$—
Liabilities
OBS Term loan	448,251	—	441,630
7.5% Election 2 notes due 2021	295	—	305
7.5% notes due 2024	390	—	380
Total	$448,936	$—	$442,315

(1)
Includes current and non-current restricted cash aggregating $250 and $275 at June 30, 2018 and December 31, 2017, respectively. Restricted cash as of June 30, 2018 and December 31, 2017 is related to the Company's Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel and Intangible Assets Impairments
During the second quarter of 2018, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate the carrying amounts of the vessels in the Company's fleet and the carrying value of the Company's intangible assets may not be recoverable as of June 30, 2018. The Company concluded that no such events or changes in circumstances had occurred.

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
The effect of the Company’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2018 and 2017 was $181 and $551, respectively, which represents the effective portion of loss reclassified from accumulated other comprehensive loss for interest expense associated with the Interest Rate Cap.
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

On the Effective Date, to support the Equity Plan, OSG and its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries. As of June 30, 2018, no amounts had been drawn under the OBS ABL Facility. The OBS ABL Facility matures on February 5, 2019 and the OBS Term Loan matures on August 5, 2019.
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
During the six months ended June 30, 2018, the Company made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on its OBS Term Loan. The aggregate net loss of $981 realized on these transactions during the six months ended June 30, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations.
The OBS Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow. As of June 30, 2018, management determined that no prepayments will be required for the OBS Term Loan for 2019 because the optional prepayment made in 2018 discussed above was in excess of the amounts that would otherwise have been payable.
The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $71,758 as of June 30, 2018.
The OBS Term Loan, maturing on August 5, 2019, has an outstanding principal balance of $380,000. The Company began evaluating alternatives in early 2018 to refinance the OBS Term Loan, including a broad assessment of interest rates and other prevailing conditions in the capital markets. Based on the Company's evaluations to date and current market conditions, the Company believes that it is probable that it will refinance its OBS Term Loan before it becomes due. The Company is actively engaged in the process of obtaining replacement financing.
Note 8 — Taxes
For the three months ended June 30, 2018 and 2017, the Company recorded income tax provisions of $362 and $1,593, respectively, which represented effective tax rates of 11% and 33%, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax provisions of $1,564 and $5,162, respectively, which represented effective tax rates of 19% and 37%, respectively. The decrease in the effective tax rate for the 2018 period compared to the 2017 period was substantially due to the reduction of the statutory federal rate from 35% to 21% with the signing into law the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. The effective tax rate for the period in both 2018 and 2017 was different from the statutory rate primarily as a result of the income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the 2018 period was also impacted by the TCJA interest and executive compensation deduction limitations.
The Company recorded reasonable estimates of the impact of the TCJA on the Company’s deferred tax balances as provisional estimates at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118. There has been no activity through the second quarter that has required the Company to refine its estimate. The Company will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or evolving technical interpretations become available. The Company continues to expect to complete its analysis no later than the fourth quarter of 2018.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

As of June 30, 2018 and December 31, 2017, the Company recorded a noncurrent reserve for uncertain tax positions of $3,254 and $3,205, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest and penalties of $960 and $911, respectively.

The Internal Revenue Service (“IRS”) completed its examination of the Company's tax returns for fiscal years 2012 through 2015 and received notification that the Joint Committee on Taxation completed their review of the report on July 2, 2018. The proposed adjustments from the examination period relate primarily to the attribution of taxable income to a particular jurisdiction and disallowed officers compensation under Section 162(m). As previously disclosed in 2017 and previous years, the Company had recorded uncertain tax positions for several other tax positions reported in the income tax returns during these years. The final IRS report did not include any assessments related to those positions. As a result of the closure of the examination in July, it is anticipated the Company will reduce its unrecognized tax benefits for those previously reserved positions up to $36,000 and recognize a tax benefit of up to $22,000 within the third quarter.

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
Note 10 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the six months ended June 30, 2018, in connection with the vesting of restricted stock units, the Company repurchased 163,464 shares of Class A common stock at an average cost of $2.20 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.
Warrant Conversions
During the six months ended June 30, 2018, the Company issued 1,725,801 shares of Class A common stock as a result of the exercise of 9,106,422 Class A warrants. During the six months ended June 30, 2017, the Company issued 4,477,726 shares of Class A common stock as a result of the exercise of 23,625,925 Class A warrants.

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

Director Compensation — Restricted Stock Units

During the three months ended June 30, 2018, the Company awarded 151,300 time-based restricted stock units (“RSUs”) to its non-employee directors. The average grant date fair value of these awards was $3.65 per RSU. Such RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the three and six months ended June 30, 2018, the Company granted 0 and 365,584 RSUs to its employees, including senior officers, respectively. The average grant date fair value of these awards was $1.70 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.
In addition, during the six months ended June 30, 2018, the Company awarded 330,882 shares of the Company's Class A common stock to one of its senior officers, net of all taxes, which vested immediately. The average grant date fair value of these awards was $1.70.
During the three and six months months ended June 30, 2018, the Company awarded 0 and 142,060 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR”) performance relative to that of a performance index over a three–year TSR performance period. The index will consist of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.
Both the ROIC Target RSUs and the TSR Target RSUs are subject to an increase up to a maximum of 106,545 target RSUs, respectively, (aggregate 213,090 target RSUs) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of June 30, 2018, management believed, was considered probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $1.70 per RSU.
During the three and six months ended June 30, 2018, the Company awarded 0 and 494,118 stock options to certain senior officers, respectively, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.70 per share. The call option value of the options was $0.92 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee's employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.
Note 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	June 30, 2018	December 31, 2017
Unrealized losses on derivative instruments	$—	$(112)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,120)	(6,350)
Accumulated other comprehensive loss	$(6,120)	$(6,462)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2018 and 2017:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of March 31, 2018	$—	$(6,247)	$(6,247)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—	42	42
Amounts reclassified from accumulated other comprehensive income	—	85	85
Total change in accumulated other comprehensive income	—	127	127
Balance as of June 30, 2018	$—	$(6,120)	$(6,120)

Balance as of March 31, 2017	$(871)	$(7,141)	$(8,012)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(115)	335	220
Amounts reclassified from accumulated other comprehensive income	317	—	317
Total change in accumulated other comprehensive income	202	335	537
Balance as of June 30, 2017	$(669)	$(6,806)	$(7,475)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(69)	61	(8)
Amounts reclassified from accumulated other comprehensive income	181	169	350
Total change in accumulated other comprehensive income	112	230	342
Balance as of June 30, 2018	$—	$(6,120)	$(6,120)

Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(200)	335	135
Amounts reclassified from accumulated other comprehensive income	550	—	550
Total change in accumulated other comprehensive income	350	335	685
Balance as of June 30, 2017	(669)	(6,806)	(7,475)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The income tax expense allocated to unrealized gains on cash flow hedges for the three and six months ended June 30, 2018 was $0 and $69, respectively. These amounts reflected the current period change, excluding amounts reclassified from accumulated other comprehensive loss.
Note 12 — Leases
Charters-in
As of June 30, 2018, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations. The base term for nine vessels expires in December 2019. The Company holds options for the charters-in that can be exercised for 1, 3 or 5 years with the 1 year option only usable once, while the 3 and 5 year options are available forever. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel by vessel basis that can be exercised individually. The option on one of the Company's vessels has been extended until December 2025. For the remaining nine vessels, the Company is required to declare its intention under the options by December 11, 2018.
The future minimum commitments and related number of operating days under these operating leases are as follows:

At June 30, 2018	Amount	Operating Days
2018	$46,081	1,840
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
2022	9,143	365
Thereafter	22,846	912
Net minimum lease payments	$208,200	7,318
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

Charters-out

The future minimum revenues, before reduction for brokerage commissions and which include rent escalations, expected to be received on noncancelable time charters and certain contract of affreightments (“COAs”) for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At June 30, 2018	Amount	Revenue Days
2018	$107,259	1,963
2019	132,426	2,090
2020	43,570	532
2021	26,624	324
2022	30,675	365
Thereafter	77,464	886
Net minimum lease receipts	$418,018	6,160
Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $11,394 (2018), $23,031 (2019) and $6,356 (2020), are based

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.
Note 13 — Vessels
In June 2018, one of the Company's ATBs was berthed to the dock when a third-party ship transiting the channel hit the Company's ATB causing structural damage to the Company's ATB and damage to the dock. The cost of repairs are expected to be covered by existing insurance policies and the Company is seeking recovery of its lost earnings.
In July 2018, the Company signed binding contracts with Hyundai Mipo Dockyard Company Ltd. for the construction of two 50,000 deadweight tons class product chemical tankers for anticipated delivery to the Company during the second half of 2019. The Company's annual commitments under the contracts are $15,000 in the remainder of 2018 and $60,000 in 2019, of which the majority is due when the vessels are accepted by the Company.
Additionally, in July 2018, the Company signed a binding contract with Gunderson Marine LLC for the construction of one, approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the first half of 2020. The Company's annual commitments under the contract are $10,190 in the remainder of 2018, $35,665 in 2019 and $5,095 in 2020.
Note 14 — Contingencies
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

•
the Company’s ability to generate sufficient cash to service its existing indebtedness and to comply with existing debt covenants, as well as the Company’s ability to refinance or repay existing indebtedness at or prior to maturity;

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

Business Overview
OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 23-vessel U.S. Flag fleet consists of seven ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived from time charter agreements for specific periods of time at fixed daily amounts, as well as from chartering-out vessels for specific voyages where typically we earn freight revenue at spot market rates.
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.
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

Estimated TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the second quarter of 2018 compared to second quarter of 2017 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the new construction phase of vessels is winding down and the supply of vessels are beginning to tighten through scrapping, lay ups and sales out of Jones Act service.

As of June 30, 2018, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 95 vessels, compared with 93 vessels as of June 30, 2017. There was one large ATB delivery and one tanker scrapped in the second quarter of 2018.

The industry’s firm Jones Act orderbook as of June 30, 2018 consisted of one large ATB with delivery scheduled in the third quarter of 2018. In July 2018, the Company signed a binding contract with Gunderson Marine LLC for the construction of one, approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the first half of 2020, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 161,000 b/d in the the second quarter of 2018 compared with 132,000 b/d in the first quarter of 2018 and 174,000 b/d in the second quarter of 2017. The decrease primarily resulted from a customer performing refinery maintenance partially offset by another customer having increased refinery utilization.

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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations
During the three and six months ended June 30, 2018, shipping revenues decreased by $858 and $7,945 or 0.9% and 3.9%, respectively, compared to the same period in 2017. The decrease primarily resulted from weakening market conditions, reduced charter rates as well as two fewer vessels in operation during the second quarter 2018 compared to same period in 2017.
Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Time charter equivalent revenues	$85,965	$91,076	$174,742	$193,400
Add: Voyage expenses	9,402	5,149	21,654	10,941
Shipping revenues	$95,367	$96,225	$196,396	$204,341

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2018 and 2017, between spot and fixed earnings and the related revenue days.

	2018		2017
Three Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$32,180	$60,953	$18,288	$63,796
Revenue days	282	795	173	900
Non-Jones Act Handysize Product Carriers:
Average rate	$32,493	$—	$28,169	$12,836
Revenue days	163	—	91	91
ATBs:
Average rate	$20,679	$23,629	$7,234	$26,047
Revenue days	268	255	202	488
Lightering:
Average rate	$63,999	$—	$69,183	$—
Revenue days	182	—	182	—

	2018		2017
Six Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$37,109	$62,852	$26,361	$63,421
Revenue days	619	1,515	245	1,889
Non-Jones Act Handysize Product Carriers:
Average rate	$34,939	$—	$30,353	$13,997
Revenue days	342	—	203	159
ATBs:
Average rate	$16,508	$23,300	$11,856	27,802
Revenue days	530	516	382	1,012
Lightering:
Average rate	$67,372	$—	$72,137	$—
Revenue days	355	—	362	—

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2018, TCE revenues decreased by $5,111, or 5.6%, to $85,965 from $91,076 in the second quarter of 2017. The total number of revenue days decreased from 2,127 days in 2017 to 1,945 days in 2018. This decrease was primarily due to the reduction of two vessels in operation in the second quarter 2018 compared to second quarter 2017.
Vessel expenses increased 3.2%, or $1,057, to $33,656 in the second quarter of 2018 from $32,599 in the second quarter of 2017 primarily due to an increase in repair costs. Depreciation and amortization decreased by $2,660 to $12,426 in the second quarter of 2018 from $15,086 in the second quarter of 2017 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
During the first six months of 2018, TCE revenues decreased by $18,658, or 9.6%, to $174,742 from $193,400 in the first six months of 2017. This decrease is due to the reduction of two vessels in operation and a larger proportion of our fleet being traded in the spot markets at effective rates lower than the time charter they were previously earning. Also, the total number of revenue days decreased from 4,252 days in 2017 to 3,877 days in 2018, which primarily related to the reduction of two vessels in operation.
Vessel expenses decreased 1.6% or $1,083 to $67,160 for the six months ended June 30, 2018 from $68,243 for the same period in 2017 primarily due to cost reductions during 2018 as well as two fewer vessels in operation during 2018. Depreciation and amortization decreased by $6,913 to $24,798 for the six months ended June 30, 2018 from $31,711 for the same period in 2017 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
Our two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (the “Program”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2018, we expect to receive $5,000 for each vessel. This funding level is expected to continue through 2020, and increase to $5,200 beginning in 2021, subject to congressional funding. During fiscal year 2017, we received $5,400 and $4,500 annual subsidy for each vessel, respectively. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.
In June 2018, one of the Company's ATBs was berthed to the dock when a third-party ship transiting the channel hit the Company's ATB causing structural damage to the Company's ATB and damage to the dock. The cost of repairs are expected to be covered by existing insurance policies and the Company is seeking recovery of its lost earnings.
General and Administrative Expenses
During the second quarter of 2018, general and administrative expenses increased by $396 to $6,586 from $6,190 in the second quarter of 2017. This increase was primarily driven by higher compensation and benefit costs as well as an increase in legal and consulting fees.
During the six months ended June 30, 2018, general and administrative expenses decreased by $915 to $13,369 from $14,284 in the first six months of 2017. This decrease was primarily driven by lower IT related costs.
Interest Expense
Interest expense was $7,497 and $15,573 for the three and six months ended June 30, 2018 compared with $9,445 and $18,802 for the three and six months ended June 30, 2017. The decrease in interest expense was primarily associated with the impact of the prepayments of $75,166 during the six months ended June 30, 2018 for our OBS Term Loan and our redemption of the 8.125% Senior Notes.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Taxes
For the three months ended June 30, 2018 and 2017, we recorded income tax provisions of $362 and $1,593, respectively, which represented effective tax rates of 11% and 33%, respectively. For the six months ended June 30, 2018 and 2017, we recorded income tax provisions of $1,564 and $5,162, respectively, which represented effective tax rates of 19% and 37%, respectively. The decrease in the effective tax rate for the 2018 period compared to the 2017 period was substantially due to the reduction of the statutory federal rate from 35% to 21% with the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. We recorded reasonable estimates of the impact of the TCJA on our deferred tax balances as provisional estimates at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118. There has been no activity through the second quarter that has required us to refine our estimate. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or evolving technical interpretations become available. We continue to expect to complete our analysis no later than the fourth quarter of 2018.

The Internal Revenue Service (“IRS”) completed its examination of the Company's tax returns for fiscal years 2012 through 2015 and received notification that the Joint Committee on Taxation completed their review of the report on July 2, 2018. As a result of the closure of the examination in July, it is anticipated the Company will reduce its unrecognized tax benefits for those previously reserved positions up to $36,000 and recognize a tax benefit of up to $22,000 within the third quarter. Refer to Note 8 - “Taxes,” for further details.

Liquidity and Sources of Capital
Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.
Liquidity
Working capital at June 30, 2018 was approximately $132,000 compared with approximately $145,000 at December 31, 2017. The decrease in working capital is primarily related to the mandatory prepayment of $28,166 and an optional prepayment of $47,000 the Company made on its OBS Term Loan. The decrease was offset by increases to working capital as a result of timing of receivable collections and accounts payable payments made at June 30, 2018 compared to December 31, 2017, as well as, the Company generated cash flow from operations during the current year.
As of June 30, 2018, we had total liquidity on a consolidated basis of $206,224, comprised of $131,224 of cash (including $250 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.
As of June 30, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of $376,660 and a total debt to total capitalization of 54.0%, compared to 58.7% at December 31, 2017.
Restricted cash as of June 30, 2018 is related to the Unsecured Senior Notes.
The OBS Term Loan, maturing on August 5, 2019, has an outstanding principal balance of $380,000. The Company began evaluating alternatives in early 2018 to refinance the OBS Term Loan, including a broad assessment of interest rates and other prevailing conditions in the capital markets. Based on the Company's evaluations to date and current market conditions, the Company believes that it is probable that it will refinance its OBS Term Loan before it becomes due. The Company is actively engaged in the process of obtaining replacement financing.
Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the six months ended June 30, 2018 was $40,502. In addition to operating cash flows, our other sources of funds may include additional borrowings as permitted under the Exit Financing Facilities, proceeds from issuances of equity securities and proceeds from the opportunistic sales of our vessels. In the past we

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

also have been able to obtain funds from the issuance of long-term debt securities. We expect to continue to engage in similar transactions, from time to time, consistent with achieving the objectives of our business plan.
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
During the six months ended June 30, 2018, the Company made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on its OBS Term Loan. The aggregate net loss of $981 realized on these transactions during the six months ended June 30, 2018 reflected write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is in included in other income/(expense) in the consolidated statements of operations.
The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the OBS Term Loan. The Available Amount for additional cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $71,758 as of June 30, 2018.
Future Commitments
In July 2018, the Company signed binding contracts with Hyundai Mipo Dockyard Company Ltd. for the construction of two 50,000 deadweight tons class product chemical tankers for anticipated delivery to the Company during the second half of 2019. The Company's annual commitments under the contracts are $15,000 in the remainder of 2018 and $60,000 in 2019, of which the majority is due when the vessels are accepted by the Company.
Additionally in July 2018, the Company signed a binding contract with Gunderson Marine LLC for the construction of one, approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the first half of 2020. The Company's annual commitments under the contract are $10,190 in the remainder of 2018, $35,665 in 2019 and $5,095 in 2020.
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2018, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.         Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors from those disclosed in our 2017 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, the Company did not repurchase any shares of Class A common stock.

Item 3.         Defaults upon senior securities
None.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4.         Mine Safety Disclosures
Not applicable.
Item 5.         Other information
None.
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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 9, 2018	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: August 9, 2018	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)