Form 10-Q
period 2018-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2018-11-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of November 6, 2018: Class A common stock, par value $0.01 – 84,587,414 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 6, 2018 for the purchase of 3,937,549 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,977	$165,994
Restricted cash	59	58
Voyage receivables, including unbilled of $5,711 and $9,919	14,364	24,209
Income tax receivable	879	1,122
Other receivables	1,123	2,556
Inventories, prepaid expenses and other current assets	15,493	13,356
Total Current Assets	155,895	207,295
Vessels and other property, less accumulated depreciation	607,001	632,509
Deferred drydock expenditures, net	26,537	23,914
Total Vessels, Other Property and Deferred Drydock	633,538	656,423
Restricted cash - non current	165	217
Investments in and advances to affiliated companies	38	3,785
Intangible assets, less accumulated amortization	37,567	41,017
Other assets	33,690	23,150
Total Assets	$860,893	$931,887

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$38,510	$34,371
Current installments of long-term debt	376,897	28,160
Total Current Liabilities	415,407	62,531
Reserve for uncertain tax positions	218	3,205
Long-term debt	686	420,776
Deferred income taxes, net	64,340	83,671
Other liabilities	46,857	48,466
Total Liabilities	527,508	618,649

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 84,587,414 and 78,277,669 shares issued and outstanding)	846	783
Paid-in additional capital	586,877	584,675
Accumulated deficit	(248,321)	(265,758)
	339,402	319,700
Accumulated other comprehensive loss	(6,017)	(6,462)
Total Equity	333,385	313,238
Total Liabilities and Equity	$860,893	$931,887
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shipping Revenues:

Time and bareboat charter revenues	$51,033	$56,911	$159,113	$208,794
Voyage charter revenues	29,503	36,359	117,820	88,817
	80,536	93,270	276,933	297,611

Operating Expenses:
Voyage expenses	8,481	8,388	30,135	19,329
Vessel expenses	33,865	33,194	101,025	101,438
Charter hire expenses	23,079	23,053	68,394	68,486
Depreciation and amortization	12,828	14,390	37,627	46,100
General and administrative	6,410	6,333	19,778	20,616
Loss on disposal of vessels and other property, including impairments	—	7,353	—	7,353
Total operating expenses	84,663	92,711	256,959	263,322
Operating (loss)/income	(4,127)	559	19,974	34,289
Other income/(expense)	518	(548)	271	(1,428)
(Loss)/income before interest expense, reorganization items and income taxes	(3,609)	11	20,245	32,861
Interest expense	(7,828)	(9,474)	(23,401)	(28,277)
(Loss)/income before reorganization items and income taxes	(11,437)	(9,463)	(3,156)	4,584
Reorganization items, net	—	46	—	(198)
(Loss)/income before income taxes	(11,437)	(9,417)	(3,156)	4,386
Income tax benefit/(provision)	23,385	3,110	21,821	(2,052)
Net income/(loss)	$11,948	$(6,307)	$18,665	$2,334

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	88,535,376	87,822,274	88,337,614	87,832,949
Diluted - Class A	89,229,282	87,822,274	89,017,866	88,031,375
Per Share Amounts:
Basic and diluted net income - Class A	$0.13	$(0.07)	$0.21	$0.03

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income/(loss)	$11,948	$(6,307)	$18,665	$2,334
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	—	415	112	616
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(31)	(38)	(102)	(105)
Net change in unrecognized actuarial losses	134	226	435	628
Other comprehensive income	103	603	445	1,139
Comprehensive income/(loss)	$12,051	$(5,704)	$19,110	$3,473

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$18,665	$2,334
Items included in net income not affecting cash flows:
Depreciation and amortization	37,627	46,100
Loss on disposal of vessels and other property, including impairments	—	7,353
Amortization of debt discount and other deferred financing costs	3,117	3,971
Compensation relating to restricted stock awards and stock option grants	2,312	2,526
Deferred income tax (benefit)/provision	(22,328)	1,423
Other – net	1,575	2,336
Loss on extinguishment of debt, net	981	1,999
Distributed earnings of affiliated companies	3,747	3,656
Payments for drydocking	(9,629)	(4,833)
SEC, Bankruptcy and IRS claim payments	—	(5,000)
Changes in operating assets and liabilities	7,630	(25,025)
Net cash provided by operating activities	43,697	36,840
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(10,116)	—
Expenditures for other property	(124)	(11)
Net cash used in investing activities	(10,240)	(11)
Cash Flows from Financing Activities:
Payments on debt	(28,166)	—
Extinguishment of debt	(47,000)	(39,115)
Tax withholding on share-based awards	(359)	(1,062)
Net cash used in financing activities	(75,525)	(40,177)
Net decrease in cash, cash equivalents and restricted cash (Note 3)	(42,068)	(3,348)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	166,269	206,933
Cash, cash equivalents and restricted cash at end of period (Note 3)	$124,201	$203,585
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)	$(6,462)	$313,238
Adoption of accounting standard (Note 4)	—	—	(1,228)	—	(1,228)
Net income	—	—	18,665	—	18,665
Other comprehensive income	—	—	—	445	445
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	7	(366)	—	—	(359)
Compensation related to Class A options granted and restricted stock awards	—	2,624	—	—	2,624
Conversion of Class A warrants to common stock	56	(56)	—	—	—
Balance at September 30, 2018	$846	$586,877	$(248,321)	$(6,017)	$333,385

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 84,587,414 Class A shares outstanding as of September 30, 2018.

(2)	Includes 20,723,944 outstanding Class A warrants as of September 30, 2018.

(3)	Amounts are net of tax.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 3 — Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), Scope of Modification Accounting, which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the nine months ended September 30, 2018.

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

The effect of the retrospective presentation change related to the net periodic cost of the Company's domestic pension and postretirement benefit plans on its consolidated statements of operations was as follows:

	Nine Months Ended September 30, 2017
($ in thousands)	As Previously Reported	Impact of Adoption	As Adjusted
Vessel expenses	$101,332	$106	$101,438
General and administrative	21,097	(481)	20,616
Total Operating Expenses	263,697	(375)	263,322
Operating income	33,914	375	34,289
Other expense	1,053	375	1,428

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. This standard must be applied retrospectively to all periods presented. The Company adopted this standard effective January 1, 2018. The prior period has been adjusted to conform to current period presentation, which resulted in a decrease of $11,988 in net cash provided by investing activities for the nine months ended September 30, 2017, related to changes in restricted cash amounts.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for issuance. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

operations and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The update is effective for the Company beginning January 1, 2019 and can be applied retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company's lease portfolio is primarily comprised of vessel charters in and office space. The Company will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment, if any, to the opening balance of retained earnings at January 1, 2019. Although the Company has not completed its evaluation, the Company expects the adoption of this guidance to have a significant impact on vessels and other property within the Company's consolidated balance sheet due to the recognition of the right of use asset and liability for the Company's operating leases. The Company expects to apply the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Also, the Company expects to make an accounting policy election to keep leases with a term of 12 months or less off the balance sheet. The Company is in the process of evaluating its processes and internal controls to meet the accounting, reporting and disclosure requirements for the prospective accounting requirements of the guidance. As of September 30, 2018, the contractual obligations for the Company’s leased vessels was approximately $185,156, as presented in Note 12, “Leases”.

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

For the nine months ended September 30, 2018, revenues increased by $1,261, net income increased by $943 and basic and diluted net income per share increased by $0.01 and $0.02, respectively, as a result of applying ASC 606.

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

Lightering Revenues

The Company enters into lightering contracts, which are contracts for the off-loading of crude oil or petroleum products from large size tankers, typically, Very Large Crude Carriers, into smaller tankers or barges for discharge in ports from which the larger tankers are restricted due to the depth of the water, narrow entrances or small berths. For lightering services (i) the customer does not obtain or control a minor amount of the output or other utility of the vessel, (ii) the customer does not have

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

the ability or right to control physical access to the vessel, and (iii) there is a guaranteed monthly or annual minimum volume requirement on which the fixed price that the customer pays is based. The Company invoices the customer monthly based on either the actual barrels of cargo lightered or the monthly minimum volume requirement in the contract for services delivered over time. Annually, the Company performs a reconciliation between actual barrels lightered and the annual minimum volume requirement and, if necessary, bills the customer for amounts in excess of the minimum. Lightering contracts also include variable consideration for barrels delivered in excess of the contractual minimum. The Company does not include this variable consideration in the transaction price for lightering contracts as it is considered constrained since it is controlled by the customer. The uncertainty related to this variable consideration is resolved with the customer either on a monthly or annual basis as stipulated in the contract. Lightering revenue is included within voyage charter revenue on the consolidated statements of operations.

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

Contract Balances

As of September 30, 2018 and December 31, 2017, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $14,328 and $22,860, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on either the actual barrels of cargo lightered or the monthly minimum volume requirement in the contract for services delivered over time. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and lightering contracts, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At September 30, 2018, the costs related to voyages that were not yet completed were not material.

Transaction Price Allocated to the Remaining Performance Obligations

The Company will generally have partially satisfied performance obligations at month-end due to voyage charters which have not been completed. At September 30, 2018, there was one voyage charter that was not yet completed. The estimated fixed consideration expected to be recognized in the fourth quarter of 2018 is not material.

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
Class A
There were no weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine months ended September 30, 2018. There were 253,700 and 151,673 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2017, such participating securities were allocated a portion of income under the two-class method.
The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of September 30, 2018, there were 912,315 shares of Class A restricted stock units and 866,011 Class A stock options outstanding which were considered to be potentially dilutive securities. As of September 30, 2017, there were 430,633 shares of Class A restricted stock units and 384,084 Class A stock options outstanding which were considered to be potentially dilutive securities.
The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income/(loss)	$11,948	$(6,307)	$18,665	$2,334

Weighted average common shares outstanding:
Class A common stock - basic	88,535,376	87,822,274	88,337,614	87,832,949
Class A common stock - diluted	89,229,282	87,822,274	89,017,866	88,031,375
For the three and nine months ended September 30, 2018, there were 693,906 and 680,252 dilutive equity awards outstanding, respectively. For the nine months ended September 30, 2017, there were 198,426 dilutive equity awards outstanding, respectively. Awards of 371,893 (which includes restricted stock units and stock options) for the three and nine months ended September 30, 2018 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
September 30, 2018:
Assets
Cash (1)	$124,201	$124,201	$—
Total	$124,201	$124,201	$—
Liabilities
OBS Term loan	376,897	—	376,322
7.5% Election 2 notes due 2021	296	—	304
7.5% notes due 2024	390	—	394
Total	$377,583	$—	$377,020

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2017:
Assets
Cash (1)	$166,269	$166,269	$—
Total	$166,269	$166,269	$—
Liabilities
OBS Term loan	448,251	—	441,630
7.5% Election 2 notes due 2021	295	—	305
7.5% notes due 2024	390	—	380
Total	$448,936	$—	$442,315

(1)
Includes current and non-current restricted cash aggregating $224 and $275 at September 30, 2018 and December 31, 2017, respectively. Restricted cash as of September 30, 2018 and December 31, 2017 is related to the Company's Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel and Intangible Assets Impairments
During the third quarter of 2018, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate the carrying amounts of the vessels in the Company's fleet and the carrying value of the Company's intangible assets may not be recoverable as of September 30, 2018. The Company concluded that no such events or changes in circumstances had occurred.

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
The effect of the Company’s cash flow hedging relationships on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018 and 2017 was $181 and $967, respectively, which represents the effective portion of loss reclassified from accumulated other comprehensive loss for interest expense associated with the Interest Rate Cap.
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

On the Effective Date, to support the Equity Plan, OSG and its subsidiaries entered into secured debt facilities consisting of: (i) a secured asset-based revolving loan facility of $75,000, among the Parent Company, OBS, certain OBS subsidiaries, Wells

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, and the other lenders party thereto (the “OBS ABL Facility”), secured by a first lien on substantially all of the U.S. Flag assets of OBS and its subsidiaries and a second lien on certain other specified U.S. Flag assets and (ii) a secured term loan of $603,000, among the Parent Company, OBS, certain OBS subsidiaries, Jefferies Finance LLC (“Jefferies”), as Administrative Agent, and other lenders party thereto (the “OBS Term Loan”), secured by a first lien on certain specified U.S. Flag assets of OBS and its subsidiaries and a second lien on substantially all of the other U.S. Flag assets of OBS and its subsidiaries. As of September 30, 2018, no amounts had been drawn under the OBS ABL Facility. The OBS ABL Facility matures on February 5, 2019 and the OBS Term Loan matures on August 5, 2019.
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
During the nine months ended September 30, 2018, the Company made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on its OBS Term Loan. The aggregate net loss of $981 realized on these transactions during the nine months ended September 30, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations.
The OBS Term Loan is subject to additional mandatory annual prepayments in an aggregate principal amount of up to 50% of Excess Cash Flow. As of September 30, 2018, management determined that no prepayments will be required for the OBS Term Loan for 2019 because the optional prepayment made in 2018 discussed above was in excess of the amounts that would otherwise have been payable.
The Exit Financing Facilities also contain certain restrictions relating to new borrowings, and the movement of funds between OBS and OSG (as Parent Company), which is not a borrower under the Exit Financing Facilities, as set forth in the respective loan agreements. The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the Exit Financing Facilities. The Available Amount for cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $69,211 as of September 30, 2018.
The OBS Term Loan, maturing on August 5, 2019, has an outstanding principal balance of $380,000 and has been classified as current installments of long-term debt on the balance sheet at September 30, 2018. The Company has commitments to refinance a total of $352,500 of the Company's term debt through a new term loan with a syndicate of lenders for $325,000 and another loan for $27,500. While these financings are subject to customary closing conditions, the Company anticipates closing of both long-term facilities during the fourth quarter of 2018. In addition, the Company will utilize $27,500 of existing cash to fund the remaining amount due.
Note 8 — Taxes
For the three months ended September 30, 2018 and 2017, the Company recorded income tax benefits of $23,385 and $3,110, respectively, which represented effective tax rates of 205% and 33%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax benefit/(provision) of $21,821 and $(2,052), respectively, which represented effective tax rates of 691% and 47%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was substantially due to the settlement of the Internal Revenue Service (“IRS”) exam of the 2012 through 2015 audit years, offset in part by the reduction of the statutory federal rate from 35% to 21% with the signing into law the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. The effective tax rate for the period in both 2018 and 2017 was different from the statutory rate primarily as a result of the income tax provision resulting from stock compensation pursuant to ASU 2016-09 offset in part by the non-taxability of income subject to U.S. tonnage tax. The effective tax rate for the 2018 period was also impacted by the TCJA interest and executive compensation deduction limitations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Company recorded reasonable estimates of the impact of the TCJA on the Company’s deferred tax balances as provisional estimates at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118. The Company, through the third quarter, has and will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or evolving technical interpretations become available. However, none of the additional guidance through the third quarter has resulted in a change to the Company's provisional estimate recorded at December 31, 2017. The Company continues to expect to complete its analysis during the fourth quarter of 2018. The Company does not believe potential adjustments in future periods would materially impact its financial condition or results of operations.
As of September 30, 2018 and December 31, 2017, the Company recorded a noncurrent reserve for uncertain tax positions of $218 and $3,205, respectively, after taking into consideration tax attributes, such as net operating loss carryforwards, and accrued interest and penalties of $0 and $911, respectively.

The IRS completed its examination of the Company's tax returns for fiscal years 2012 through 2015 and received notification that the Congressional Joint Committee on Taxation completed their review of the report on July 2, 2018 and did not take exception to the conclusions reached by the IRS. The tax benefit that had been previously reserved because of a failure to meet the “more likely than not” recognition threshold was recognized in the Company's income tax provision at September 30, 2018. As a result, the Company reduced its unrecognized tax benefits by $36,671 and recognized a tax benefit of $21,720.

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
Note 10 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the nine months ended September 30, 2018, in connection with the vesting of restricted stock units, the Company repurchased 163,464 shares of Class A common stock at an average cost of $2.20 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.
Warrant Conversions
During the nine months ended September 30, 2018, the Company issued 5,605,911 shares of Class A common stock as a result of the exercise of 29,581,938 Class A warrants. During the nine months ended September 30, 2017, the Company issued 4,477,726 shares of Class A common stock as a result of the exercise of 23,625,925 Class A warrants.
Stock Compensation
The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

During the three and nine months ended September 30, 2018, the Company awarded 19,100 and 170,400, respectively, time-based restricted stock units (“RSUs”) to its non-employee directors. The weighted average grant date fair value of the Company's stock on the measurement date of such awards was $3.34 and $3.62 per RSU, respectively. Such RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the three and nine months ended September 30, 2018, the Company granted 0 and 365,584 RSUs to its employees, including senior officers, respectively. The average grant date fair value of these awards was $1.70 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.
In addition, during the nine months ended September 30, 2018, the Company awarded 330,882 shares of the Company's Class A common stock to one of its senior officers, net of all taxes, which vested immediately. The average grant date fair value of these awards was $1.70.
During the three and nine months months ended September 30, 2018, the Company awarded 0 and 142,060 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index will consist of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.
Both the ROIC Target RSUs and the TSR Target RSUs are subject to an increase up to a maximum of 106,545 target RSUs, respectively, (aggregate 213,090 target RSUs) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of September 30, 2018, management believed was considered probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $1.70 per RSU.
During the three and nine months ended September 30, 2018, the Company awarded 0 and 494,118 stock options to one of its senior officers, respectively, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.70 per share. The call option value of the options was $0.92 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee's employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.
Note 11 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2018	December 31, 2017
Unrealized losses on derivative instruments	$—	$(112)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,017)	(6,350)
Accumulated other comprehensive loss	$(6,017)	$(6,462)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2018 and 2017:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of June 30, 2018	$—	$(6,120)	$(6,120)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—	18	18
Amounts reclassified from accumulated other comprehensive income	—	85	85
Total change in accumulated other comprehensive income	—	103	103
Balance as of September 30, 2018	$—	$(6,017)	$(6,017)

Balance as of June 30, 2017	$(669)	$(6,806)	$(7,475)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(149)	188	39
Amounts reclassified from accumulated other comprehensive income	415	—	415
Total change in accumulated other comprehensive income	266	188	454
Balance as of September 30, 2017	$(403)	$(6,618)	$(7,021)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(69)	79	10
Amounts reclassified from accumulated other comprehensive income	181	254	435
Total change in accumulated other comprehensive income	112	333	445
Balance as of September 30, 2018	$—	$(6,017)	$(6,017)

Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(348)	523	175
Amounts reclassified from accumulated other comprehensive income	964	—	964
Total change in accumulated other comprehensive income	616	523	1,139
Balance as of September 30, 2017	$(403)	$(6,618)	$(7,021)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The income tax expense allocated to unrealized gains on cash flow hedges for the three and nine months ended September 30, 2018 was $0 and $69, respectively. These amounts reflected the current period change, excluding amounts reclassified from accumulated other comprehensive loss.
Note 12 — Leases
Charters-in
As of September 30, 2018, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations. The base term for nine vessels expires in December 2019. The Company holds options for the charters-in that can be exercised for 1, 3 or 5 years with the 1 year option only usable once, while the 3 and 5 year options are available forever. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel by vessel basis that can be exercised individually. For nine vessels, the Company is required to declare its intention under the options by December 11, 2018. For the tenth vessel, the contract has been extended until June 2025.
The future minimum commitments and related number of operating days under these operating leases are as follows:

At September 30, 2018	Amount	Operating Days
2018	$23,037	920
2019	111,819	3,470
2020	9,168	366
2021	9,143	365
2022	9,143	365
Thereafter	22,846	912
Net minimum lease payments	$185,156	6,398
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

Charters-out

The future minimum revenues, before reduction for brokerage commissions and which include rent escalations, expected to be received on noncancelable time charters and certain contracts of affreightment (“COAs”) for which minimum annual revenues can be reasonably estimated and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At September 30, 2018	Amount	Revenue Days
2018	$58,313	1,039
2019	164,949	2,689
2020	43,658	533
2021	26,624	324
2022	30,675	365
Thereafter	77,464	886
Net minimum lease receipts	$401,683	5,836
Future minimum revenues do not include COAs for which minimum annual revenues cannot be reasonably estimated. Revenues from those COAs that are included in the table above, $5,697 (2018), $23,031 (2019) and $6,356 (2020), are based on minimum annual volumes of cargo to be loaded during the contract periods at a fixed price and do not contemplate early

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

termination of the COAs as provided in the agreements. Amounts that would be due to the Company in the event of the cancellation of the COA contracts have not been reflected in the table above. Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.
Note 13 — Vessels
In June 2018, one of the Company's ATBs was berthed to the dock when a third-party ship transiting the channel hit the Company's ATB causing structural damage to the Company's ATB and damage to the dock. The cost of repairs has been covered by existing insurance policies. The Company has filed a lawsuit against the third-party ship seeking recovery of its costs of repairs as well as its lost earnings from the ATB being off-hire for 46 repair days.
In July 2018, the Company signed binding contracts with Hyundai Mipo Dockyard Company Ltd. for the construction of two 50,000 deadweight tons class product chemical tankers for anticipated delivery to the Company during the second half of 2019. The Company's annual commitments under the contracts are $7,500 in the remainder of 2018 and $60,000 in 2019, of which the majority is due when the vessels are accepted by the Company.
Additionally, in July 2018, the Company signed a binding contract with Gunderson Marine LLC for the construction of one, approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the first half of 2020. The Company's annual commitments under the contract are $7,643 in the remainder of 2018, $35,665 in 2019 and $5,095 in 2020.
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

•
increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to unanticipated events relating to secondhand vessels and the consolidation of suppliers;

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

Business Overview
OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 23-vessel U.S. Flag fleet consists of seven ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.

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
We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, over time we seek to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium-term charters or contracts of affreightment. Medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As such, during periods of uncertainty in our markets, more of our vessels could be exposed to the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and TCE rates, which are non-GAAP measures. TCE revenues equal GAAP shipping revenues, less voyage expenses. TCE rates are determined by dividing TCE revenues by revenue days. These measures are used because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Estimated TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the third quarter of 2018 compared to third quarter of 2017 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the new construction phase of vessels is winding down and the supply of vessels are beginning to tighten through scrapping, lay ups and sales out of Jones Act service. Although spot market rates have increased, there has been a slow down in spot market activity due to an increase in vessels being contracted out for term service. As customer requirements are being met through term charters, the demand for the number of spot moves has decreased, resulting in more idle time between spot voyages.

As of September 30, 2018, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 93 vessels, compared with 96 vessels as of September 30, 2017. There were no deliveries and one large ATB was scrapped in the third quarter of 2018.

The industry’s firm Jones Act orderbook as of September 30, 2018 consisted of two large ATBs with deliveries scheduled in the fourth quarter of 2018 and first half of 2020. The 2020 new build ATB was ordered by the Company in July 2018. The contract is with Gunderson Marine LLC for the construction of one, approximately 204,000 BBL, oil and chemical tank barge, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 155,000 b/d in the the third quarter of 2018 compared with 161,000 b/d in the second quarter of 2018 and 170,000 b/d in the third quarter of 2017. The decrease primarily resulted from increased use of domestic crude versus imported crude.

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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations
During the three and nine months ended September 30, 2018, shipping revenues decreased by $12,734 and $20,678 or 13.7% and 6.9%, respectively, compared to the same period in 2017. The decrease primarily resulted from (a) an increase in drydock and repair days, (b) an increase in repair days for one vessel that was hit by a third-party ship, (c) one less Government of Israel voyage during the third quarter of 2018 compared to the same period in 2017, and (d) one less vessel in operation during the third quarter 2018 compared to same period in 2017. In the future, we expect revenues from long–term time charters to increase and revenues from spot market charters to decrease, which should result in decreased exposure to fluctuations in spot market rates. During the third quarter of 2018, we secured multiple new time charter agreements and extended our contract of affreightment with the Government of Israel through the end of 2020.
Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Time charter equivalent revenues	$72,055	$84,882	$246,798	$278,282
Add: Voyage expenses	8,481	8,388	30,135	19,329
Shipping revenues	$80,536	$93,270	$276,933	$297,611

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2018 and 2017, between spot and fixed earnings and the related revenue days.

	2018		2017
Three Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$17,133	$56,999	$24,466	$64,553
Revenue days	276	797	367	732
Non-Jones Act Handysize Product Carriers:
Average rate	$16,541	$—	$35,054	$—
Revenue days	184	—	179	—
ATBs:
Average rate	$15,233	$22,171	$8,360	$25,331
Revenue days	235	224	280	355
Lightering:
Average rate	$65,023	$—	$59,857	$—
Revenue days	158	—	184	—

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	2018		2017
Nine Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$30,931	$60,759	$25,224	$63,737
Revenue days	894	2,315	612	2,621
Non-Jones Act Handysize Product Carriers:
Average rate	$28,506	$—	$32,543	$14,031
Revenue days	526	—	382	159
ATBs:
Average rate	$16,620	$22,438	$10,378	27,159
Revenue days	764	740	662	1,367
Lightering:
Average rate	$66,648	$—	$67,998	$—
Revenue days	513	—	546	—
During the third quarter of 2018, TCE revenues decreased by $12,827, or 15.1%, to $72,055 from $84,882 in the third quarter of 2017. Several factors contributed to the decrease in revenues including: (a) 52 day increase in scheduled drydocking, which is an out of service period used to perform required major maintenance to continue trading and maximize a vessel’s useful life, (b) 89 unplanned repair days, including one vessel that was hit by a third-party ship, (c) one less Government of Israel voyage during the third quarter of 2018 compared to the same period in 2017, (d) one less vessel in operation in the third quarter 2018 compared to third quarter 2017, and (e) seasonal slow-down manifested by fewer spot market opportunities. The new term charters we secured during the third quarter will increase our forward revenue day coverage for 2019 to approximately 65%. In the future, we expect revenues from long-term time charters to increase and revenues from spot market charters to decrease, which should result in decreased exposure to fluctuations in spot market rates.
Vessel expenses increased 2.0%, or $671, to $33,865 in the third quarter of 2018 from $33,194 in the third quarter of 2017 primarily due to an increase in crewing and transportation costs. Depreciation and amortization decreased by $1,562 to $12,828 in the third quarter of 2018 from $14,390 in the third quarter of 2017 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
During the first nine months of 2018, TCE revenues decreased by $31,484, or 11.3%, to $246,798 from $278,282 in the first nine months of 2017. Also, the total number of revenue days decreased from 6,349 days in 2017 to 5,752 days in 2018. Several factors contributed to these decreases: (a) 77 day increase in scheduled drydocking, which is an out of service period used to perform required major maintenance to continue trading and maximize a vessel’s useful life, (b) 99 day increase in unplanned repair days, including one vessel that was hit by a third-party ship, and (c) two less vessels in operation during the first nine months of 2018 compared to the first nine months of 2017. In the future, we expect revenues from long-term time charters to increase and revenues from spot market charters to decrease, which should result in decreased exposure to fluctuations in spot market rates.
Vessel expenses remained stable at $101,025 for the nine months ended September 30, 2018 compared to $101,438 for the same period in 2017. Depreciation and amortization decreased by $8,473 to $37,627 for the nine months ended September 30, 2018 from $46,100 for the same period in 2017 primarily resulting from impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.
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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In June 2018, one of the Company's ATBs was berthed to the dock when a third-party ship transiting the channel hit the Company's ATB causing structural damage to the Company's ATB and damage to the dock. The cost of repairs has been covered by existing insurance policies. The Company has filed a lawsuit against the third-party ship seeking recovery of its costs of repairs as well as its lost earnings from the ATB being off-hire for 46 repair days.
General and Administrative Expenses
During the third quarter of 2018, general and administrative expenses remained relatively flat at $6,410 compared to $6,333 in the third quarter of 2017.
During the nine months ended September 30, 2018, general and administrative expenses decreased by $838 to $19,778 from $20,616 in the first nine months of 2017. This decrease was primarily driven by lower IT-related costs.
Interest Expense
Interest expense was $7,828 and $23,401 for the three and nine months ended September 30, 2018 compared with $9,474 and $28,277 for the three and nine months ended September 30, 2017. The decrease in interest expense was primarily associated with the impact of the prepayments of $75,166 during the nine months ended September 30, 2018 for our OBS Term Loan and our redemption of the 8.125% Senior Notes.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Taxes
For the three months ended September 30, 2018 and 2017, we recorded income tax benefits of $23,385 and $3,110, respectively, which represented effective tax rates of 205% and 33%, respectively. For the nine months ended September 30, 2018 and 2017, we recorded an income tax benefit/(provision) of $21,821 and $(2,052), respectively, which represented effective tax rates of 691% and 47%, respectively. The increase in the effective tax rate for the 2018 period compared to the 2017 period was substantially due to the completion of the Internal Revenue Service (“IRS”) exam of the 2012 through 2015 audit years slightly offset by the reduction of the statutory federal rate from 35% to 21% with the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017. We recorded reasonable estimates of the impact of the TCJA on our deferred tax balances as provisional estimates at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118. We, through the third quarter, have and will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or evolving technical interpretations become available. However, none of the additional guidance through the third quarter has resulted in a change to our provisional estimate recorded at December 31, 2017. We continue to expect to complete our analysis during the fourth quarter of 2018. We do not believe potential adjustments in future periods would materially impact our financial condition or results of operations.

The IRS completed its examination of the Company's tax returns for fiscal years 2012 through 2015 and the Company received notification that the Joint Committee on Taxation completed their review of the report on July 2, 2018. As a result of the closure of the examination in July, the Company reduced its unrecognized tax benefits by $36,671 and recognized a tax benefit of $21,720 during the third quarter. Refer to Note 8 - “Taxes,” for further details.

Liquidity and Sources of Capital
Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.
Liquidity
The OBS Term Loan, maturing on August 5, 2019, has an outstanding principal balance of $380,000 and has been classified as current installments of long-term debt on the balance sheet at September 30, 2018. We have commitments to refinance a total of $352,500 of our term debt through a new term loan with a syndicate of lenders for $325,000 and another loan for $27,500. While these financings are subject to customary closing conditions, we anticipate closing of both long-term facilities during the fourth quarter of 2018. In addition, we will utilize $27,500 of existing cash to fund the remaining amount due.
Working capital at September 30, 2018 was approximately $(260,000) compared with approximately $145,000 at December 31, 2017. Excluding the current installments of long-term debt at September 30, 2018, working capital was approximately $117,000. Additional decreases to working capital were due to the mandatory prepayment of $28,166 and an optional prepayment of $47,000 we made on our OBS Term Loan. The decrease was offset by increases to working capital as a result of timing of receivable collections and accounts payable payments made at September 30, 2018 compared to December 31, 2017, as well as, we generated cash flow from operations during the current year.
As of September 30, 2018, we had total liquidity on a consolidated basis of $199,201, comprised of $124,201 of cash (including $224 of restricted cash) and $75,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our Exit Financing Facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.
As of September 30, 2018, we had total debt outstanding (net of original issue discount and deferred financing costs) of$377,583 and a total debt to total capitalization of 53.1%, compared to 58.7% at December 31, 2017.
Restricted cash as of September 30, 2018 is related to the Unsecured Senior Notes.
Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the nine months ended September 30, 2018 was $43,697. In addition

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

to operating cash flows, our other sources of funds may include additional borrowings as permitted under the Exit Financing Facilities, proceeds from issuances of equity securities and proceeds from the opportunistic sales of our vessels. In the past we also have been able to obtain funds from the issuance of long-term debt securities. We expect to continue to engage in similar transactions, from time to time, consistent with achieving the objectives of our business plan.
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
During the nine months ended September 30, 2018, the Company made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on its OBS Term Loan. The aggregate net loss of $981 realized on these transactions during the nine months ended September 30, 2018 reflected write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is in included in other income/(expense) in the consolidated statements of operations.
The Parent Company’s ability to receive cash dividends, loans or advances from OBS is restricted under the OBS Term Loan. The Available Amount for additional cash dividends, loans or advances to the Parent Company permitted under the OBS Term Loan was $69,211 as of September 30, 2018.
Future Commitments
In July 2018, the Company signed binding contracts with Hyundai Mipo Dockyard Company Ltd. for the construction of two 50,000 deadweight tons class product chemical tankers for anticipated delivery to the Company during the second half of 2019. The Company's annual commitments under the contracts are $7,500 in the remainder of 2018 and $60,000 in 2019, of which the majority is due when the vessels are accepted by the Company.
Additionally in July 2018, the Company signed a binding contract with Gunderson Marine LLC for the construction of one, approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the first half of 2020. The Company's annual commitments under the contract are $7,643 in the remainder of 2018, $35,665 in 2019 and $5,095 in 2020.
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
Item 3: Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2018, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2018, the Company did not repurchase any shares of Class A common stock.

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 9, 2018	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 9, 2018	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)