Form 10-K
period 2018-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2019-03-15
CIK 75208

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $202,241,364, based on the closing price of $3.88 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s Class A common stock, as of March 4, 2019: Class A common stock, par value $0.01 – 85,263,690 shares. Excluded from these amounts are penny warrants, which were outstanding as of March 4, 2019, for the purchase of 3,907,153 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

•
the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and the heightened exposure to the Jones Act market fluctuations, including stockholder citizenship requirements imposed on us by the Jones Act;

•	reduced diversification following the spin-off from OSG on November 30, 2016 of International Seaways, Inc. (INSW), which owned or leased OSG’s fleet of International Flag vessels;

i

•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;

•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;

•	changes in demand in specialized markets in which the Company currently trades;

•	competition within the Company’s industry and OSG’s ability to compete effectively for charters;

•	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms or the loss of a large customer;

•	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;

•	the loss of, or reduction in business by, the Company's largest customers;

•	refusal of certain customers to use vessels of a certain age;

•	the Company's significant operating leases could be replaced on less favorable terms or may not be replaced;

•	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;

•
increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;

•	unexpected drydock costs for the Company's vessels;

•	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;

•	the impact of an interruption in, failure or breach of the Company’s information technology and communication systems upon the Company’s ability to operate or a cybersecurity breach;

•	the impact of a delay or disruption in implementing new technological and management systems;

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

NON-GAAP FINANCIAL MEASURES AND SUPPLEMENTARY FINANCIAL INFORMATION

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

The Company presents three non-GAAP financial measures: time charter equivalent revenues, EBITDA, Adjusted EBITDA and vessel operating contribution. Time charter equivalent (“TCE”) revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents net income/(loss) from continuing operations before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance.

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

v

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and petroleum products in the U.S. Flag trades. The Company manages its fleet through two wholly owned subsidiaries. At December 31, 2018, the Company owned or operated a fleet of 21 vessels totaling an aggregate of approximately 900,000 deadweight tons (“dwt”). Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

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

In August 2014, OSG emerged from Chapter 11 bankruptcy pursuant to a plan of reorganization approved by the U.S. Bankruptcy Court for the District of Delaware. See Note 2 to our Financial Statements for further information regarding our bankruptcy proceedings.

Strategy

We seek to maximize stockholder value by generating strong cash flows through the combination of contracted time charter revenues and opportunistically trading vessels in the spot market; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions, including acquisitions of competitive or adjacent businesses. The key elements of our strategy are to:

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

We believe we are well-positioned to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the U.S. market. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades. Our market position allows us to maintain long-standing relationships with many of the largest energy companies, which in some cases date back many decades. We consider attaining the stability of cash flow offered by medium-term charters to be a fundamental characteristic of the objectives of our chartering approach. However, considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point and balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge. Over time, we will pursue an overall chartering strategy that seeks to cover the majority of available operating days with medium-term time charters. A policy of medium-term charters may not be profitable nor prove achievable under certain market conditions. As such, during periods of uncertainty in the markets within which we operate, more of our vessels will be exposed to the more volatile and less predictable spot market with a corresponding impact on the visibility and amount of revenue which our vessels may earn.

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

We plan to actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessel assets as part of our effort to achieve attractive returns on capital. Using our commercial, financial and operational expertise, we seek to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or

1	Overseas Shipholding Group, Inc.

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

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top two customers comprised 23% of shipping revenues during the year ended December 31, 2018. The customers and their related percentage of revenues are as follows: Shell (12%) and Petrobras America Inc. (11%). See Note 3 - “Summary of Significant Accounting Policies, Concentration of Credit Risk,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2018, 2017 and 2016.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2018, OSG’s operating fleet consisted of 21 vessels, 11 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned	Vessels Chartered-In	Total at December 31, 2018
Vessel Type	Number	Number	Total Vessels	Total dwt (2)
Handysize Product Carriers (1)	4	10	14	664,490
Refined Product ATBs	5	—	5	141,612
Lightering ATBs	2	—	2	91,112
Total Operating Fleet	11	10	21	897,214

(1)	Includes two owned shuttle tankers, one chartered-in shuttle tanker and two owned U.S. Flag Product Carriers that trade internationally.

(2)	Total dwt is defined as aggregate deadweight tons for all vessels of that type.

Commercial Management

Time-Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time charters constituted 58% of the Company's shipping revenues in 2018, 68% in 2017 and 80% in 2016 and 65% of the Company’s TCE revenues in 2018, 74% in 2017 and 83% in 2016.

Spot Market

Voyage charters constituted 42% of the Company's shipping revenues in 2018, 32% in 2017 and 20% in 2016 and 35% of the Company’s aggregate TCE revenues in 2018, 26% in 2017 and 17% in 2016. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

2	Overseas Shipholding Group, Inc.

Seasonal trends affect oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. The timing of peaks in oil demand vary within the markets in which we operate. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by U.S. governmental regulations that establish maintenance standards. Voyage charters include COAs on four vessels. Changes in the percentage contributions are therefore affected by Delaware Bay lightering volumes. In addition, as ships come off of their time charters, they may be forced into short-term trades.

Business Segment

The Company has one reportable business segment. The Company’s U.S. Flag Fleet consists of 19 owned and chartered-in Jones Act Handysize Product Carriers and ATBs and two non-Jones Act U.S. Flag Handysize Product Carriers that participate in the U.S. Maritime Security Program. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that satisfy Jones Act requirements, including requirements that vessels be constructed in the United States and owned by companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

•
Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies with a ship that participates in the program receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $5,000 on one vessel and $4,600 on one vessel in 2018, $5,400 on one vessel and $4,500 on one vessel in 2017 and $3,500 on one vessel and $2,700 on one vessel in 2016.

Under the terms of the program, the Company expects to receive up to $5,000 annually for each vessel from 2019 through 2020, and up to $5,200 for each vessel beginning in 2021. The Company does not receive the subsidy with respect to any days for which one or both of the vessels operate under a time charter to a U.S. government agency, which was the case for one vessel during 2018.

•
Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering activity, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MarAd if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company. There were no liquidated damages incurred during the years ended December 31, 2018, 2017 and 2016.

The Company also has a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, Keystone Shipping Company and BP plc (“BP”) to support BP’s Alaskan crude oil transportation requirements. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC based on meeting certain predetermined performance standards. The Company’s share of the income earned by ATC is recorded in equity in income of affiliated companies and amounted to $3,500 in 2018, $3,800 in 2017 and $3,600 in 2016.

Ten of the Handysize product carriers in our U.S. Flag fleet are chartered-in. Those chartered-in vessels provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter-in agreements on a 50/50 basis following the funding of certain reserves such as for drydocking and the payment to OSG of a daily management fee and a preferred profit layer. Due to reserve funding requirements, no profits have yet been paid to the owners or are, based on management's current forecast, expected to be paid to the owners in the current calendar year.

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

EMPLOYEES

As of December 31, 2018, the Company had approximately 1,061 employees comprised of 989 seagoing personnel and 72 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 812 seagoing personnel employed on the Company’s vessels. These agreements are in effect for periods ending between March 2021 and June 2022. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

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

ENVIRONMENTAL, SAFETY AND SECURITY MATTERS

OSG’s vessels are registered in the United States and are subject to the jurisdictional oversight of the United States Coast Guard (“USCG”). In addition, the Company is also subject to compliance with several other government agency regulations including the Environmental Protection Agency (“EPA”), the Maritime Administration of the United States Department of Transportation and the United States Customs and Boarder Protection. The Company vessels are classed with the American Bureau of Shipping (“ABS”) and are subject to the requirements of the classification society in addition to regulatory oversight on behalf of the USCG under various protocols and agreements covering certain statutory survey and certification functions for U.S. flagged vessels.

The majority of vessels owned and operated by OSG are engaged in U.S. coastwise trade with some vessels engaged in trade to and from countries outside of the United States. OSG's vessels operate in a highly regulated environment, subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels call upon, significantly affecting the operation of the Company's vessels. Among the more significant of the international conventions to which the United States is signatory are the International Convention for the Prevention of Pollution from Ships (“MARPOL”), the International Convention for the Safety of Life at Sea (“SOLAS”), and the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers.

Geopolitical reactions to industry related accidents have historically heightened the level of environmental, health, safety and security awareness among various stakeholders, including insurance underwriters, regulators, and charterers, leading to increased regulatory requirements and more stringent inspection regimes on all vessels. In recognition of this heightened awareness, the Company has set appropriate internal controls intended to monitor regulatory developments and to implement measures intended meet the higher expectations of our stakeholders.

The Company is required to maintain operating standards for all its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and United States regulations, including regular and rigorous in-house inspections and audits. In addition, a variety of governmental and private entities subject the Company's vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), coastal states, Classification Societies and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company's vessels. Failure to maintain necessary documents or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company's vessels.

4	Overseas Shipholding Group, Inc.

OSG believes that the operation of its vessels complies with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors-Compliance with complex laws, regulations, and, in particular, environmental laws or regulations, including those relating to the emission of greenhouse gases, may adversely affect OSG’s business.”

Regulations Preventing Pollution of Seas by Oil

The maritime industry is subject to numerous regulations and conventions intended to prevent pollution of the seas from ships. Regulated pollution sources include but are not limited to pollution from oil, hazardous substances, garbage, sewage, ballast water, antifouling paint and biofouling organisms.

MARPOL Annex I addresses requirements for the prevention of pollution by oil and oily materials generated in the engine room and from the cleaning of cargo tanks, while MARPOL Annex II addresses requirements for the prevention of pollution by noxious liquid substances (“NLSs”).

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the United States territorial sea and the 200 nautical mile exclusive economic zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company's operations. OPA 90 amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt Vessel Response Plans (“VRP”), including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a worst case scenario. The requirements also require OSG to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a worst case discharge. The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters to ensure an immediate response to an oil spill or vessel emergency. OPA 90 also requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. OSG maintains USCG approved VRP's for each of its tank vessels and non-tank vessels, which are valid until August 11, 2022.

IMO regulations require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”) including periodic training and drills for response personnel and for vessels and their crews. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any NLSs. The Company's SOPEPs and SMPEPs were reapproved for five years in 2017 and remain valid until August 11, 2022.

US Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are responsible parties who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Currently, the limits of OPA 90 liability with respect to (i) tank vessels with a qualifying double hull are the greater of $2,200 per gross ton or approximately $18.8 million per vessel that is over 3,000 gross tons; and (ii) non-tank vessels, the greater of $1,100 per gross ton or $0.9 million per vessel.

The statute specifically permits individual states to impose their own liability regimes for oil pollution incidents occurring within their boundaries and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners' responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, when the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party's gross negligence or willful misconduct. Similarly, these limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA 90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

5	Overseas Shipholding Group, Inc.

OPA 90 requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability consistent with the previous limits of liability described above under the statute. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the director of the USCG National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA.

OSG has provided the requisite guarantees and has received certificates of financial responsibility from the USCG for each of its vessels required to have one. OSG has insurance for each of its vessels, with pollution liability insurance in the amount of $1.0 billion, and deductibles ranging from $0.025 million to $0.1 million per vessel per incident. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company's business.

International Liability Standards and Limits

Compensation for oil pollution damage caused by spills from oil tankers is governed by an international regime developed under the auspices of the International Maritime Organization (“IMO”). The original International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) was amended in 1992 (the “1992 Protocol”) and entered into force on May 30, 1996.

Many countries have ratified and follow the liability plan adopted by the IMO as set out in the 1969 Convention yet some of these countries have also adopted the 1992 Protocol. Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances.

The 1992 Protocol allows for states party to the 1992 Protocol to issue certificates to ships registered in states which are not party to the 1992 Protocol, so that a shipowner can obtain certificates to both the 1969 and 1992 CLC, even when the ship is registered in a country which has not yet ratified the 1992 Protocol. This is important because a ship which has only a 1969 CLC may find it difficult to trade in a country which has ratified the 1992 Protocol, since it establishes higher limits of liability.

These conventions calculate liability in terms of special drawing rights currency values. The figures in this section are therefore converted into U.S. dollars based on currency exchange rates on December 31, 2018 and are approximate. Under the 1969 Convention, except where the owner is guilty of actual fault, its liability is limited to $4.2 million for a ship not exceeding 5,000 units of tonnage (a unit of measurement for the total enclosed spaces within a vessel) and $587 per gross ton thereafter, with a maximum liability of $83.5 million.

Under the 1992 Protocol, the owner's liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.3 million plus $882 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $125.5 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

Vessels trading in states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The United States is not a party to the 1969 Convention or the 1992 Protocol. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. The Company believes that its protection and indemnity insurance will cover any liability under the plan adopted by the IMO.

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

Regulations Preventing Pollution of Seas by Sewage

MARPOL Annex IV (“Annex IV”) as well as the U.S. Code of Federal Regulations regulate the discharge of sewage to sea as the discharge of raw sewage into the sea can create a health hazard, can lead to oxygen depletion and can be an obvious visual pollution

6	Overseas Shipholding Group, Inc.

in coastal areas. Annex IV also includes regulations regarding the ships' equipment and systems for the control of sewage discharge, the provision of port reception facilities for sewage and requirements for survey and certification. The most recent amendment to Annex IV, which came into effect January 1, 2013, introduced the Baltic Sea as the first special area. This amendment prohibits the discharge to sea from passenger ships, except when equipped with an approved treatment plant meeting specific nitrogen and phosphorous removal standards.

Sewage discharge is also subject to national and local regulations which set forth further restrictions, in some cases prohibiting the discharge of treated sewage and the establishment of No Discharge Zones (“NDZs”). The most recent NDZ was introduced in Puget Sound in Washington State in 2018, prohibiting the discharge of treated or untreated sewage. OSG vessels are all equipped with Marine Sanitation Devices compliant with regulatory requirements for each type of vessel, has implemented controls to comply with various international, national and state regulatory requirements. The Company believes that its vessels comply with these requirements. If other NDZs are introduced or other new or more stringent requirements relating to sewage discharges by vessels are adopted by the states or countries where OSG operates, compliance may require the Company to incur substantial capital expenditures.

Regulations Preventing Pollution of Seas by Garbage

MARPOL Annex V, as well as, the U.S. Code of Federal Regulations regulates the prevention of pollution to sea by garbage. These regulations were further revised in 2017 to implement greater restrictions in the type of garbage able to be discharged to sea, added e-waste to the categories of garbage to be collected, stored, processed and disposed of, and required changes to the manner in which garbage is recorded. The Company has implemented all regulatory requirements and believes that its vessels comply with these requirements.

Regulations Preventing Air Pollution

MARPOL Annex VI (“Annex VI”) addresses air pollution from vessels and sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts including prohibiting deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds (“VOCs”) from tankers. Under Annex VI, vessels are subject to further air emission controls within Emission Control Areas (“ECA’s”). Currently designated ECAs are: the Baltic Sea, North Sea, North American and U.S. Caribbean. The North American Emission Control Area (“ECA”) encompasses the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands. The United States Caribbean Sea ECA encompasses water around Puerto Rico and the U.S. Virgin Islands.

Fuel used by all vessels operating in or transiting through the ECA cannot exceed 0.1% m/m sulfur. More stringent NOx emission Tier III emission limits are applicable to engines installed on ships constructed on or after January 1, 2016 operating in ECAs. The Company believes that its vessels comply with the current requirements of MARPOL Annex V ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of fuel costs associated with operating in another ECA.

Commencing January 1, 2020, the global sulfur cap for ship operations will be reduced from 3.5% m/m to 0.5% m/m outside ECA’s as legislated by MARPOL Annex VI. In ECAs, the limit will remain at 0.1% m/m. Vessels currently using 3.5% m/m sulfur fuel outside ECA’s must completely consume their inventories prior to December 31, 2019 unless ships are installed with scrubbers to burn high-sulfur bunker fuel and comply with the 0.5% sulfur limit.

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for new ships through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). New ships for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid, or which is at a similar stage of construction, on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as, air and marine pollution. The composition of the Company’s fleet of vessels, as of December 31, 2018, does not include any vessels to which the EEDI standards apply.

The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. built ships to meet lower NOx standards. EPA Tier 2 standards were phased in beginning in 2004 and generally reduced NOx emissions by 27% and introduced a particulate matter limit (“PM”) for the first time. EPA Tier 3 standards were phased in beginning in 2009 and represented a 50% reduction

7	Overseas Shipholding Group, Inc.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Several SIPs regulate emissions resulting from tank vessel loading and degassing operations by requiring the installation of vapor control equipment. OSG's vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. All the Company's vessels are equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

The Delaware Department of Natural Resources and Environment Control (“DNREC”) monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the Coastal Zone Act of 1972 and OSG is the only marine operator with a Title V permit to engage in lightering operations. These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the amount of VOCs entering the atmosphere during a crude oil lightering operation through the use of vapor balancing. This defined process has reduced air emissions associated with venting of crude oil vapors to the atmosphere. In accordance with its Title V permit, OSG’s Delaware Lightering fleet is 100% vapor balance capable.

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The United Nations Climate Change Conference forged a new international framework in December 2015 (the “Paris Agreement”) that is to take effect by 2020. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of greenhouse gas (“GHG”) emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive nationally determined contributions. In 2016, the United States signed the Paris Agreement but, in August 2017, the U.S. State Department officially informed the United Nations of the United States' intent to withdraw.

Though the Paris Agreement does not specifically mention shipping, the IMO is committed to developing limits on GHGs from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The IMO’s third study of GHG emissions from the global shipping fleet which concluded in 2014 predicted that, in the absence of appropriate policies, greenhouse emissions from ships may increase by 50% to 250% by 2050 due to expected growth in international seaborne trade.

In addition to Annex VI, there are regional mandates in ports and certain territorial waters within the European Union (“EU”) regarding reduced SOx emissions. In December 2012, an EU directive that aligned the EU requirements with Annex VI entered into force. These requirements establish maximum allowable limits for sulfur content on 0.1% m/m in fuel oils used by vessels when operating within certain areas and waters and while at berth in EU ports.

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The EU Monitoring, Reporting, Verification Regulation (“MRV”) was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV requires large ships (over 5,000 gross tons) conducting cargo operations in EU ports commencing January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. The Company believes that its vessels are in compliance with these regulations.

In the United States., pursuant to an April 2007 U.S. Supreme Court decision, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding GHGs under the Clean Air Act. In 2015, the EPA issued standards limiting carbon pollution from new and existing fossil fuel-fired power plants and in 2016 found

8	Overseas Shipholding Group, Inc.

that oil and gas sector sources of methane and GHGs from aircraft engines contribute to dangerous climate-changing air pollution. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines which entered into force on January 1, 2013. The primary objective of the SEEMP is to improve the overall operating efficiency of a ship through the implementation of optimized methods for energy and fuel savings. An energy efficiency certificate is issued for both new and existing ships of 400 gross tons or above and remains valid throughout its lifetime, until the ship is withdrawn from service, unless a new certificate is issued following a major conversion of the ship or until transfer of the ship to the flag of another state. In 2016, the IMO revised the SEEMP guidelines requiring vessels to implement a ship-specific fuel oil consumption data plan to collect, aggregate and report ship data with regard to annual fuel oil consumption, distance traveled, hours underway and other data required by regulation 22A of MARPOL Annex VI. This requirement takes effect on January 1, 2019 and is to be administered by the USCG for U.S. Flag vessels.

The Company believes that its vessels are compliant with the current requirements of Annex VI and the EPA. Additionally, the Company believes for its vessels that operate in the EU, they are compliant with the regional mandates applicable in the EU. Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, United States or other countries where OSG operates that restrict emissions of GHGs could require significant additional capital or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s results of operations.

Ballast Water Pollution Regulations

OSG’s vessels are subject to international, national and local ballast water management regulations. At the international level, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) was adopted by the IMO in 2004 and it entered into force on September 8, 2017. The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. As tank vessels must take on ballast water in order to maintain their stability and draft and must discharge the ballast water when they load their next cargo, when emptying the ballast water which they carried from the previous port, they may release organisms and pathogens that have been identified as being potentially harmful in the new environment.

This standard will likely be met by installing treatment systems that render the invasive species non-viable. In addition, each vessel flying the flag of a signatory to the BWM Convention will be required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

The United States is not a signatory to the BWM Convention, and is not expected to be in the future, since it currently regulates ballast water management under two federal, partially overlapping regulatory schemes. One is administered by the USCG under the National Aquatic Nuisance Prevention and Control Act of 1990, as amended by the National Invasive Species Act of 1996, and the other is administered by the EPA under the U.S. Clean Water Act (“CWA”). Several U.S. states also have their own supplemental requirements, most notably California whose performance standard for organisms in ballast water discharges is significantly more stringent than any of the other regulatory regimes. Since the U.S. is not a signatory to the BWM Convention, U.S. Flag vessels cannot be issued a Ballast Water Management Certificate. Instead, the American Bureau of Shipping has been authorized to issue a Statement of Voluntary Compliance (“SOVC”) to any U.S. Flag vessel that has an approved Ballast Water Management Plan that contains the information required by the BWM Convention. A SOVC is expected to satisfy the requirements of Port State Control in countries that are a signatory to the BWM Convention, but it is not guaranteed to do so.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports as noted above is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System (“NPDES”), the Company is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents including the submission of annual reports for each vessel OSG operates. The VGP, which was first issued in 2008 and subsequently reissued in 2013, identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the performance standards implemented under USCG’s 2012 final rule and the IMO Convention. It also sets more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The EPA’s phase-in schedule generally matches that of the USCG. The EPA determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. In the ERP, the EPA states that vessels that have missed their compliance dates to meet the numeric discharge limits for ballast, but have received an extension from the USCG, are in compliance with all of the VGP’s requirements, other than the numeric discharge limits, and meet certain other requirements, will be considered a low enforcement priority. While OSG believes that any vessel that is or may

9	Overseas Shipholding Group, Inc.

become subject to the VGP’s numeric discharge limits while in a USCG extension period will be entitled to such low priority treatment as per the ERP, no assurance can be given that they will do so.

On December 4, 2018, the “Vessel Incidental Discharge Act” (“VIDA”) was signed into law and restructures the way EPA and the USCG are to regulate incidental discharges in the future, including prohibiting EPA and individual states from permitting these discharges under the NPDES permitting program. Instead, the discharges will be regulated under a new CWA Section 312(p) program: Uniform National Standards for Discharges Incidental to Normal Operation of Vessels. VIDA is expected to phase out provisions of the VGP and existing USCG regulations over a four-year period, replacing them with EPA-developed National Standards of Performance (“NSPs”) and USCG implementation, compliance and enforcement regulations for those NSPs.

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the performance standards set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be type approved by the USCG. The USCG first approved a treatment system in December 2016, and as of December 31, 2018, 14 more systems have been type approved, with additional systems under review. Under this rule, a treatment system is required to be installed (or equivalent method of management employed) by the vessel’s first regularly scheduled drydocking after January 1, 2016. The USCG issued over 14,000 extensions for vessels which generally delayed their compliance dates another five years, including nine OSG vessels. The USCG is unlikely to continue issuing extensions to vessels with original compliance dates in 2019 and later. Therefore, OSG expects to begin installing ballast water treatment systems on its vessels in late 2019 with the final installation in 2023.

OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, OSG has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. The Company anticipates that, in the next several years, compliance with the various conventions, laws and regulations relating to ballast water management that have already been adopted or that may be adopted in the future will require substantial additional capital or operating expenditures and could have operational impacts on the Company’s business.

Safety of Life at Sea

The SOLAS convention addresses the safety of merchant ships. Amendments to the SOLAS conventions come into force yearly and flag states are responsible for ensuring that ships under their flag comply with its requirements.

All of OSG’s vessels are currently flagged under the United States Coast Guard, who in coordination with the classification society, inspect vessels to ensure compliance with SOLAS requirements as well as requirements listed in the Code of Federal Regulations, as applicable. Control provisions also allow contracting governments to inspect ships of other contracting states if there are clear grounds for believing that the ship and its equipment do not substantially comply with the requirements of the SOLAS convention - this procedure is known as port state control. Various certificates are prescribed by the SOLAS convention as proof of compliance and issued to vessels by the U.S. Coast Guard and by the classification society on their behalf. The Company believes that its vessels comply with the current requirements of SOLAS, as applicable, to the type of vessel operated.

Under the International Safety Management Code (“ISM Code”), promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The Company has a safety management system for its fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as, defined levels of responsibility. The ISM Code requires the Company to have a Document of Compliance (“DoC”) for the vessels it operates and a Safety Management Certificate (“SMC”) for each vessel it operates. Once issued, these certificates are valid for a maximum of five years. The Company in turn must undergo an annual internal audit and an external verification audit to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed 12 months and vessels must undergo an external verification audit twice in a five-year period.

The Company maintains a DoC which was reissued for five years on September 17, 2017 with requirements for annual audits by the USCG. The Company is also certified to the SQE requirements of the ABS Guide for Marine Health, Safety, Quality, Environmental and Energy Management, which also includes meeting the requirements of the International Standards of Organization in ISO9001:2015 (Quality Management) and ISO14001:2015 (Environmental Management) for the management of operation of oil tankers, chemical tankers and other cargo ships.

10	Overseas Shipholding Group, Inc.

The SMC for each vessel is issued after verifying that the company responsible for operating the vessel and its shipboard management operate in accordance with the approved safety management system. No vessel can obtain a certificate unless its operator has been awarded a DoC issued by the administration of that vessel’s flag state or as otherwise permitted under SOLAS.
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

OSG believes that none of its vessels meet the sub-standard vessel definitions contained in the EU legislation. EU directives require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. The Company cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

Security Regulations and Practices

In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the USCG issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in July 2004, amendments to SOLAS specifically dealing with maritime security came into effect, imposing various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel's flag state. All of the Company's vessels have developed and implemented vessel security plans that have been approved by the USCG, have obtained an ISSC and comply with applicable security requirements.

The Company monitors the waters in which its vessels operate for pirate activity. Company vessels that transit areas where there is a high risk of pirate activity follow best management practices for reducing risk and preventing pirate attacks compliant with protocols established by the naval coalition protective forces operating in such areas.

In recent years, the maritime community has commenced addressing the vulnerability of ship operations to cyber security threats, both at sea and while in port. Exposure to these threats has become pervasive due to the increasing reliance on information and operating technology systems used in the management of ship operations. Because these systems control multiple aspects of ship operations, they become integral parts of system and operational safety. In 2014 IMO’s Maritime Safety Committee (MSC) supported a Canadian and U.S. recommendation to develop voluntary guidelines on maritime cyber security practices. Since then, a wide variety of regulatory requirements and best practice guidance has been generated by industry stakeholders. In December 2016, the USCG published a cybersecurity policy letter regarding the criteria and process for the reporting of suspicious activity and breach of security and added cybersecurity to the list of security items covered by the MTSA. In June 2017, IMO adopted a resolution to encourage member governments to ensure that cyber risks are appropriately addressed in safety management systems no later than the first annual verification on the Company’s DoC after January 1, 2021.

OSG may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of our third-party vendors to prevent security breaches) could also cause existing clients to lose confidence in our systems and could adversely affect our reputation, cause losses to us or our clients, damage our brand and increase our costs.

11	Overseas Shipholding Group, Inc.

INSPECTION BY CLASSIFICATION SOCIETIES

Every oceangoing vessel must be “classed” by a Classification Society. The Classification Society certifies that the vessel is “in class” signifying that the vessel has been built and maintained in accordance with the rules of the Classification Society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the Classification Society will undertake them on application or by official order, acting on behalf of the authorities concerned. The Classification Society also undertakes on request, other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

Regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed for a vessel to maintain its class certification. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate. Intermediate surveys are typically conducted two and one-half years after commissioning and upon each class renewal. Intermediate surveys may be carried out on the second or third annual survey.

Vessels are required to dry dock for inspection of the underwater hull at each intermediate survey and at each class renewal survey. For vessels less than 15 years old, Classification Societies permit in water inspections by divers in lieu of dry docking for intermediate surveys, subject to other requirements of such Classification Societies. Class renewal surveys, known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull.

At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the Classification Society would prescribe steel renewals. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the Classification Society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class survey period. This process is referred to as continuous class renewal.

If defects are found during any survey, the Classification Society surveyor will issue a “recommendation” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies (“IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which will apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All the Company's vessels are currently, and the Company expects will be, certified as being “in class” by the American Bureau of Shipping, (“ABS”), a major classification society. All new and secondhand vessels that the Company acquires must be certified prior to their delivery under the Company's standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, the Company has no obligation to take delivery of the vessel.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is currently provided by three mutual protection and indemnity associations (“P&I Associations”), all of whom are members of the International Group. The P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2018, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.1 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

12	Overseas Shipholding Group, Inc.

TAXATION OF THE COMPANY

The following U.S. tax law applicable to the Company is based on the provisions of the U.S. Internal Revenue Code of 1986, as amended, existing and U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report on Form 10-K. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur.

U.S. Tonnage Tax Regime

The Company made an election to have the foreign operations of the Company’s U.S. Flag vessels taxed under a “tonnage tax” regime rather than the usual U.S. corporate income tax regime. As a result, the Company’s gross income for U.S. income tax purposes with respect to eligible U.S. Flag vessels does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the United States and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. The Company’s taxable income with respect to the operations of its eligible U.S. Flag vessels, of which there are two, is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

13	Overseas Shipholding Group, Inc.

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

Jones Act and U.S. Flag vessel market values have, on average, generally declined over the past several years; however the market value of Jones Act vessels has fluctuated over time and is based upon various factors, including:

•	age of the vessel;

•	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;

•	number of vessels in the Jones Act fleet;

14	Overseas Shipholding Group, Inc.

•	types and sizes of vessels available;

•	changes in trading patterns affecting demand for particular sizes and types of vessels;

•	cost of newbuildings;

•	prevailing level of charter rates;

•	competition from other shipping companies and from other modes of transportation; and

•	technological advances in vessel design and propulsion.

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

Even if the Company does not need immediate liquidity from the sale or refinancing of vessels, the Company may experience significant impairment charges upon a decline in vessel value. The Company evaluates events and changes in circumstances that have occurred to determine whether they indicate that the carrying amount of the vessels might not be recoverable. This review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires the Company to make various estimates, including future freight rates, the markets in which the vessels are expected to operate, earnings from the vessels, market appraisals and discount rates, all of which have historically been volatile. The Company evaluates the recoverable amount of a vessel as the sum of its undiscounted estimated future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel’s carrying amount is then compared to its estimated fair value, which is determined using vessel appraisals or discounted estimated future cash flows. If the vessel’s carrying amount is less than its fair value, it is deemed impaired. The carrying values of the Company’s vessels may differ significantly from their fair market value. Any charges relating to such impairments could adversely affect the Company’s results of operations and financial condition.

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

15	Overseas Shipholding Group, Inc.

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

Constraints on capital may adversely affect the financial condition of certain of the Company’s customers, financial lenders and suppliers. Entities that suffer a material adverse impact on their financial condition may be unable or unwilling to comply with their contractual commitments to OSG including the refusal or inability of customers to pay charter hire to OSG or the inability or unwillingness of financial lenders to honor their commitments to lend funds. While OSG seeks to monitor the financial condition of its customers, financial lenders and suppliers, the availability and accuracy of information about the financial condition of such entities and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be limited. Any such failure could have a material adverse effect on OSG’s revenues, profitability and cash flows. In addition, adverse financial conditions may inhibit these entities from entering into new commitments with OSG, which could also have a material adverse effect on OSG’s revenues, profitability and cash flows.

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

16	Overseas Shipholding Group, Inc.

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

17	Overseas Shipholding Group, Inc.

to INSW for such functions. In connection with the spin-off, OSG may incur additional expenses for such services after the spin-off.

•	As a result of the spin-off, the cost of capital of OSG’s business may be higher than its cost of capital prior to the spin-off.

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

As of December 31, 2018, OSG had $345.5 million of outstanding indebtedness. OSG’s substantial indebtedness and interest expense could have important consequences, including:

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

Additionally, the actual or perceived credit quality of the Company’s charterers (as well as any defaults by them) could materially affect the Company’s ability to obtain the additional capital resources that it will require to purchase additional vessels, including OSG's two new MR product tankers that are expected to be delivered in September 2019, or significantly increase the costs of obtaining such capital. The Company’s inability to obtain additional financing at a higher-than-anticipated cost, or at all, could materially affect the Company’s results of operations and its ability to implement its business strategy.

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

18	Overseas Shipholding Group, Inc.

which it is subject or may be subject in the future may vary. Additionally, future cash flow may be insufficient to meet the Company’s debt obligations and commitments, including the remaining payments due upon delivery of OSG's two new MR product tankers that are expected to be delivered in September 2019. Any insufficiency could negatively impact OSG’s business.

The term loan, due 2023, term loan, due 2026, and the ABL Facility contain certain restrictions relating to new borrowings and, the movement of funds between OBS and OSG, as set forth in the loan agreement. Furthermore, drawdowns under the OBS ABL Facility are limited based upon the available borrowing base, as defined in that loan agreement and, if availability falls below a certain amount for a specified period of time, the administrative agent could exercise cash dominion rights permitting it to invoke control rights over certain of our accounts. While the Company was in compliance with these requirements as of December 31, 2018, a decrease in vessel values could require the Company to make mandatory payments on its existing term loans, decrease the availability of the revolving credit facility, or cause the Company to breach certain covenants in future financing agreements that the Company may enter into from time to time. If the Company is unable to make the mandatory prepayments or breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

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

Undertaking alternative financing plans, if necessary, might not allow OSG to meet its debt obligations. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access to such markets and its financial condition at that time. The 8.125% unsecured Notes had a maturity date of March 30, 2018. To remain in compliance with the OBS ABL Facility, the Company paid off the outstanding balance on its 8.125% unsecured Notes in December 2017. The OBS Term Loan had a maturity date of August 5, 2019. In the fourth quarter of 2018, the Company refinanced $325.0 million and paid off the remaining balance of the OBS Term Loan using $27.5 million of proceeds from the term loan, due 2026, and cash on hand. Any future refinancing of debt could be at higher interest rates and might require the Company to comply with more onerous covenants, which could further restrict OSG’s business operations. In addition, the terms of existing or future debt instruments may restrict OSG from adopting certain alternatives. These alternative measures may not be successful and may not permit OSG to meet its scheduled debt service obligations. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet the covenants of its credit agreements and term loans and/or to obtain alternative financing in such circumstances, could materially and adversely affect OSG’s business, financial condition, results of operations and cash flows.

Changes in demand in specialized markets in which the Company currently operates or changes in governmental support may lead the Company to redeploy certain vessels to other markets or put its ability to participate in specialized markets at risk.

The Company deploys its vessels in several niche markets, including lightering in the Delaware Bay. The Company conducts those lightering operations with two ATBs which were purpose built for these operations. If there is lower demand for these vessels in the Delaware Bay lightering market, the Company may have to redeploy one or both of these two ATBs in other markets. If that were to occur, the Company may not be able to compete profitably in the new markets, and the ATBs may not be able to be redeployed to new markets without substantial modification. In addition, the Company would be required to pay daily liquidated damages to MarAd if those vessels were deployed in the contiguous coastwise trades.

The Company has two vessels participating in the MSP which derive a substantial percentage of revenues earned from transporting cargoes reserved for U.S. Flag vessels under MarAd’s Cargo Preference program. The Cargo Preference program works to promote and facilitate a U.S. maritime transportation system and oversees the administration of and compliance with U.S. cargo preference laws and regulations. Those laws require shippers to give U.S.-flag vessels a preference to transport any government-impelled ocean borne cargoes. Government-impelled cargo is cargo that is moving either as a direct result of Federal government involvement, indirectly through financial sponsorship of a Federal program, or in connection with a guarantee provided by the Federal government.

19	Overseas Shipholding Group, Inc.

Among the currently available government–impelled cargoes is a contract the Company has with the government of Israel ("GOI") to deliver fuel through December 31, 2020, which the GOI funds with grants from the U.S. government. The Company must seek other government–impelled cargoes to supplement the GOI business, however, there is no assurance the Company will be able to secure such cargoes. In addition, if the Company is unable to retain the GOI business, or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the MSP and the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

The Company operates three Jones Act MR Shuttle Tankers, two of which are currently operating as shuttle tankers serving offshore oil installations in the Gulf of Mexico. Modifications made to enable these tankers to perform the specialized service of a shuttle tanker required the Company to incur substantial capital costs, which in turn allow the Company to earn a premium to market rates earned by conventional Jones Act tankers. While shuttle tankers can serve as conventional tankers without further modification, future reduction in the demand for specialized shuttle tanker services could limit the Company’s ability to earn such premiums, which could adversely affect the financial results of the Company as compared to historical results.

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

OSG’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2018, OSG employed 15 vessels on Time Charters, with 12 of those expiring in 2019, two expiring in 2020 and one expiring in 2025. The Company’s existing Time Charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when OSG is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), OSG may not be able to obtain charters at attractive rates or at all. If, upon expiration of the existing Time Charter, OSG is unable to obtain Time Charters or Voyage Charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

OSG may not realize the benefits it expects from future acquisitions or other strategic transactions it may make.

OSG’s business strategy includes ongoing efforts to engage in material acquisitions of assets or ownership interests in entities in the tanker industry and of individual tankers. The Company has recently entered into a 10 year bareboat lease of a 20 year old product tanker which will be in the market in the second quarter of 2019. The Company is also constructing two new 50,000 deadweight tons chemical tankers and two new 204,000 bbl barges which will come into the market in 2020. The success of OSG’s acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include OSG’s ability to:

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

OSG intends to finance any future acquisitions by using available cash from operations, entering into leases and through incurrence of debt or bridge financing, either of which may increase its leverage ratios, or by issuing equity, which may have a dilutive impact on its existing stockholders. At any given time, OSG may be engaged in a number of discussions that may result in one or more acquisitions, some of which may be material to OSG as a whole. These opportunities require confidentiality and may involve negotiations that require quick responses by OSG. Although there can be no certainty that any of these discussions

20	Overseas Shipholding Group, Inc.

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

The Company’s largest customers account for a significant portion of its revenues. The Company’s top two customers comprised approximately 23% of the Company’s revenues during 2018. The loss of, or reduction in business by, any of these customers could materially adversely affect the Company’s business, financial condition and results of operations.

Certain potential customers will not use vessels older than a specified age, even if the vessels have been subsequently rebuilt.

All of the Company’s existing ATBs were originally constructed more than 25 years ago with the exception of the OSG Vision/OSG 350, OSG Horizon/OSG 351, which were built between 2010 and 2011, respectively. The OSG Endurance and OSG Courageous tugs, which were built in 2011, will be paired with the Company's new barges expected to be delivered in the second quarter of 2020 and fourth quarter of 2020. While all of these rebuilt tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a Classification Society as being built and maintained in accordance with the rules of that Classification Society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Other customers may not continue to view rebuilt vessels as suitable. With an increase in the supply of newer vessels, customers may become more selective. If more customers differentiate rebuilt vessels, time charter rates for the Company’s rebuilt ATBs will likely be adversely affected.

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

21	Overseas Shipholding Group, Inc.

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

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2018, the average age of the Company’s total owned and operated fleet was 10.2 years, which is based on the vessels’ year of rebuild, where applicable. Cargo insurance rates are also expected to increase with the age of a vessel. Accordingly, it is likely that the operating costs of OSG’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require OSG to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a number. If a Classification Society requires the Company to add equipment, OSG may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its older vessels profitably even if those vessels remain operational. If a vessel in OSG’s fleet does not maintain its class and/or fails any survey, then it will be unemployable and unable to trade between ports, which would negatively impact the Company’s results of operation.

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

Interruption, failure or breach of OSG’s information technology and communications systems could impair its ability to operate and adversely affect its business.

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

22	Overseas Shipholding Group, Inc.

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

The Company is currently in the process of transitioning to a new software system for managing ship operations. In addition, from time to time the Company will implement or upgrade certain other technological resources utilized in running its business. Implementation of this new software system will have a significant impact on our business processes and information systems. The transition will require a significant investment in capital and personnel resources and the coordination of numerous software and system providers and internal business teams. The Company may experience difficulties as it manages these changes and transitions to the new system and upgrades its technological resources, including loss or corruption of data, delays, decreases in productivity as personnel implement and become familiar with new systems and processes, and unanticipated expenses. Additionally, the Company could be adversely affected if the new software system it is implementing for managing ship operations or other new or upgraded technological resource are defective, not installed properly, fail to perform as marketed or are not properly integrated into existing operations. In addition, the implementation of a new system may not result in improvements that outweigh the cost of implementation. System implementation failures or operational failures, including unauthorized access by third parties to our new software system (which could have the effects described in the preceding risk factor) and could have an adverse effect on the Company’s business, financial position, and ability to operate in a complex industry. Moreover, difficulties in implementing the new software could disrupt the Company’s operations or divert management’s attention from key strategic initiatives.

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

23	Overseas Shipholding Group, Inc.

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

As of December 31, 2018, OSG had approximately 1,061 employees, of which 812 employees were covered by collective bargaining agreements with unions. See Item 1, “Business - Employees.” OSG could be adversely affected by actions taken by employees of OSG or other companies in related industries (including third parties providing services to OSG) against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices or the failure of OSG or other companies in its industry to successfully negotiate collective bargaining agreements.

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

We may be adversely affected by changes in U.S. tax laws.

During 2017, the U.S. Congress recently passed the Tax Cut & Jobs Act of 2017 (the “TCJA”) for which the Company has received a non-cash benefit. See Note 12, “Taxes,” for additional information. The Company is in an overall deferred tax liability position, however it has significant deferred tax assets consisting primarily of federal and state net operating loss carryforwards that are expected to be realized over an extended number of years. Although the reduction in the corporate income tax rate as of January 1, 2018 will reduce the amount of income taxes we would pay in the future, a reduction in the corporate income tax rate also results in a decrease in the value of our net operating loss carryforwards. The re-measurement of the net deferred tax liability resulted in an increase to our net income and total equity during 2017, as discussed further in Note 12, “Taxes.” The Company also currently benefits from the deduction of interest expense on its indebtedness, which is subject to limitations to deductibility under the TCJA starting this year. Any elimination or modification of that deduction would increase the Company’s cash income taxes payable, reducing our future cash available for operations and dividend payments.

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

24	Overseas Shipholding Group, Inc.

international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international flag or foreign built vessels. Recently, particularly with regard to Puerto Rico after Hurricane Irma, interest groups have lobbied Congress, and legislation has been introduced, to repeal certain provisions of the Jones Act or to grant extensive waivers so as to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act. The Company expects that continued efforts will be made to modify, repeal, or waive the Jones Act. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

The U.S. government could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.

The U.S. government could requisition one or more of the Company’s vessels for title or hire, typically occurring during a period of war or emergency. Requisition for title or hire occurs when a government takes control of a vessel and becomes the owner or the charterer at dictated charter rates. Two OSG vessels participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Under the program, OSG receives an annual fee, subject in each case to annual Congressional appropriations, in exchange for a guarantee that the ships will be made available to the U.S. government in the time of war or national emergency. The U.S. government requisition of one or more of the Company’s vessels may impact the Company’s business, financial condition, results of operations and available cash if the charter rates we receive from the government while on requisition are less than the charter rates that are being replaced, or if the government refuses to pay the requisition charter rate, in which case we would seek recovery through our insurance policies.

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

25	Overseas Shipholding Group, Inc.

The Company expects to install ballast water treatment systems on its vessels at substantial capital cost and incur increased operating expenses between 2019 and 2023. Although the Company has performed due diligence in choosing the particular systems, there is no assurance that the technologies chosen will perform as expected or be installed without delays.

The Company continues to be in full compliance with the USCG’s phase-in schedule for ballast water treatment systems and has received extensions from the USCG for six vessels. The EPA determined in 2013 that it will not issue extensions under the VGP but stated that vessels that meet certain conditions, including having received the USCG extensions, would be a “low enforcement priority”. While the six vessels with USCG extensions are not in compliance with the EPA’s phase-in schedule, OSG believes that its vessels will meet the conditions for a low enforcement priority.” However, no assurance is given that EPA will not change their position. If the EPA determines to enforce the limits for such vessels, such action could have a material adverse effect on OSG. See Item 1, “Business - Environmental, Safety and Security Matters.”

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

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the IMO and the European Union, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, acquire allowances or pay taxes related to its greenhouse gas emissions, or administer and manage a greenhouse gas emission program. The Company is calculating and reporting greenhouse gas emissions on voyages to and from EU ports under the EU’s Monitoring, Reporting and Verification (MRV) scheme, and a similar requirement has been expanded to all vessels engaged on international voyage under a similar IMO program. See Item 1, “Business - Environmental, Safety and Security Matters.” In addition to the added costs, the concern over climate change and regulatory measures to reduce greenhouse gas emissions may reduce global demand for oil and oil products, which would have an adverse effect on OSG’s business, financial results and cash flows.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process.

Our industry is heavily regulated. In addition, the major oil companies have developed a strict due diligence process for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel. The Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits. The Company’s failure to maintain any of its vessels to these standards could put the Company in breach of the applicable charter agreement and lead to termination of such agreement thereby adversely affecting the revenues of the Company.

26	Overseas Shipholding Group, Inc.

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

Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 imposes an annual limitation on the use of pre-ownership change NOLs, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If the Company were to undergo an “ownership change,” it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

27	Overseas Shipholding Group, Inc.

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

The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize its Board of Directors to establish certain rules, policies and procedures, including procedures with respect to transfer of shares, to assist in monitoring and maintaining compliance with the Jones Act ownership restrictions. In order to provide a reasonable margin for compliance with the Jones Act at least 77% (the “Minimum Percentage”) of the outstanding shares of each class of capital stock of the Company must be owned by U.S. citizens. To assist the Company in complying with the Jones Act citizenship requirements, the Company participates in the Depository Trust Company's (“DTC”) Seg–100 program. Under this system, shares of our common stock beneficially owned by non–U.S. citizens through DTC must be deposited in a segregated account known as Seg–100.

Any purported transfer by a foreign holder of equity interests in the Company that cause the percentage of outstanding shares of a class of capital stock of the Company to fall below the Minimum Percentage will be rendered ineffective to transfer the equity interests or any voting, dividend or other rights associated with such interest in accordance with the rights afforded in the Jones Act and contained in the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws.

The percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates based on daily trading, and at times in the past, has declined to the Minimum Percentage. At and during such time that the Minimum Percentage is reached, the Company will not issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. citizens. If a foreign owner's acquisition causes total foreign ownership of our common stock to exceed the limit set forth in our Citizenship Policies, currently 23%, DTC will not permit additional shares to be deposited in the Company's Seg–100 account. This is an additional risk that foreign owners of our common stock bear.

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

Overseas Shipholding Group, Inc. is a holding company and its subsidiaries conduct all of its operations and own all of its operating assets. It has no significant assets other than the equity interests in its subsidiaries. As a result, its ability to satisfy its financial obligations or pay dividends is dependent on the ability of its subsidiaries to distribute funds to it. In addition, the terms of the term loan, due 2023, term loan, due 2026 and the ABL Facility restrict the ability of OBS and its subsidiaries to distribute funds to Overseas Shipholding Group, Inc.

28	Overseas Shipholding Group, Inc.

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

29	Overseas Shipholding Group, Inc.

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

Vessels:

At December 31, 2018, the Company owned or operated an aggregate of 21 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

30	Overseas Shipholding Group, Inc.

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

The following table summarizes (i) the quarterly high and low closing sales prices of the Company’s Class A common stock (OSG) for the periods indicated.

	Class A Common Stock (OSG)
2018	High	Low
	(in dollars)
First Quarter	2.93	1.70
Second Quarter	4.01	2.92
Third Quarter	3.99	3.04
Fourth Quarter	3.55	1.58

	Class A Common Stock (OSG)
2017	High	Low
	(in dollars)
First Quarter	5.53	3.86
Second Quarter	3.83	2.37
Third Quarter	3.08	1.99
Fourth Quarter	2.98	2.24

31	Overseas Shipholding Group, Inc.

On March 4, 2019, there were 157 stockholders of record of the Company’s Class A common stock.

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

32	Overseas Shipholding Group, Inc.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period between December 1, 2015 and December 31, 2018 comparing the percentage change in the cumulative total stockholder return on the Company’s Class A common stock against the cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Blueknight Energy Partners, L.P. (BKEP), Eagle Bulk Shipping Inc. (EGLE), Genco Shipping & Trading Limited (GNK), Gener8 Maritime Inc. (GNRT), International Seaways, Inc. (INSW), Martin Midstream Partners L.P. (MMLP), Matson, Inc. (MATX), and SemGroup Corporation (SEMG), referred to as the Peer Group index. These companies are all part of the peer group selected for compensation purposes and this group is more closely aligned with the business of the Company following the spin-off of the international division. The Company believes that this peer group index is relevant for comparative purposes.

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

33	Overseas Shipholding Group, Inc.

During the year ended December 31, 2018, in connection with the vesting of restricted stock units in January, February, March and December, the Company repurchased the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
January 1, 2018 through January 31, 2018	34,734	$2.74
February 1, 2018 through February 28, 2018	80,570	$1.70
March 1, 2018 through March 31, 2018	48,160	$2.64
December 1, 2018 through December 31, 2018	133,358	$2.10
	296,822	$2.15

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

The selected financial data as of and for the five years ended December 31, 2018, presented below, is derived from our consolidated financial statements and presented in accordance with Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and therefore, has been adjusted to reflect the spin-off of INSW on November 30, 2016 and the related classification of INSW’s assets, liabilities, results of operations and cash flows as discontinued operations. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, see Note 5, “Discontinued Operations,” to the Company’s consolidated financial statements set forth in Item 8 for additional information.

34	Overseas Shipholding Group, Inc.

In thousands, except per share amounts and as otherwise stated

	Years Ended December 31,
	2018	2017	2016	2015	2014
Shipping revenues	$366,163	$390,426	$462,420	$466,872	$440,417
Income/(loss) from vessel operations (a)	23,886	33,948	(34,892)	80,543	66,007
Loss before reorganization items and income taxes	(4,225)	(1,459)	(77,082)	(12,415)	(105,633)
Reorganization items, net	—	(190)	10,925	(8,052)	(153,125)
Loss from continuing operations before income taxes	(4,225)	(1,649)	(66,157)	(20,467)	(258,758)
Income/(loss) from continuing operations	13,489	55,978	(1,059)	80,565	(143,206)
Depreciation and amortization	50,512	58,673	89,563	76,851	67,547
Net cash provided by/(used in) operating activities	45,255	43,619	328,860	276,333	(411,482)
Cash and cash equivalents	80,417	165,994	191,089	193,978	210,986
Restricted cash - current	59	58	7,272	10,583	53,085
Restricted cash - non-current	165	217	8,572	—	—
Total vessels, deferred drydock and other property at net book amount	623,758	656,423	715,640	902,613	929,767
Total assets of continuing operations (b)	827,730	931,887	1,030,497	1,200,498	1,351,255
Debt of continuing operations (b)	345,535	448,936	525,082	691,041	1,022,570
Deferred income taxes and reserve for uncertain tax positions (c)	73,585	86,876	144,586	210,715	312,485
Total equity	329,468	313,238	254,332	1,580,488	1,286,087
Per share amounts:
Basic and Diluted net income/(loss) - Class A from continuing operations	0.15	0.64	(0.01)	0.83	(2.48)
Basic and Diluted net income/(loss) - Class B and common stock from continuing operations	—	—	(0.11)	0.83	(2.48)
Equity per diluted share	3.70	3.56	3.62	16.33	13.27
Cash dividends paid - Class A	—	—	0.48	—	—
Cash dividends paid - Class B	—	—	1.56	—	—
Weighted average shares outstanding (in thousands) for:
Basic earnings per share
Class A(d)	88,395	87,835	90,950	95,585	39,014
Class B (d)	—	—	534	1,320	18,676
Diluted earnings per share
Class A(d)	89,046	88,083	90,950	95,629	39,014
Class B (d)	—	—	534	1,320	18,676
Other data:
Time charter equivalent revenues (e)	326,707	—	446,160	449,058	414,373
EBITDA (f)	77,177	94,425	66,557	126,749	(14,977)
Adjusted EBITDA (f)	$86,976	$111,068	$176,225	$168,116	$139,731

(a)
As discussed further in Note 3, “Summary of Significant Accounting Policies,” the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), on January 1, 2018. Accordingly, the prior periods have been adjusted to conform to current period presentation.

(b)
Total assets and debt for the years ended December 31, 2015 and 2014 reflect a reduction in amounts previously reported of $21,676 and $21,935, respectively, relating to the retrospective adoption of ASU 2015-03 which required the reclassification of unamortized deferred financing costs from other assets to debt.

(c)
As discussed in Note 12, “Taxes,” the Company recognized a one-time non-cash tax benefit of approximately $54,300 in the fourth quarter of 2018. This tax benefit was based on the Company's assessment of the impact of the Tax Cuts and Jobs Act, which reduced the federal corporate income tax rate from 35.0% to 21.0%.

35	Overseas Shipholding Group, Inc.

(d)	The Company's Class B common stock was approved for listing on the NYSE on October 9, 2014 and the Company's Class A common stock was approved for listing on the NYSE on December 1, 2015.

(e)	Reconciliations of time charter equivalent revenues to shipping revenues as reflected in the consolidated statements of operations follow:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Time charter equivalent revenues	$326,707	$361,036	$446,160	$449,058	$414,373
Add: Voyage expenses	39,456	29,390	16,260	17,814	26,044
Shipping revenues	$366,163	$390,426	$462,420	$466,872	$440,417

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

(f)
EBITDA represents net income/(loss) from continuing operations before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted to exclude amortization classified in charter hire expenses, interest expense classified in charter hire expenses, (gain)/loss on disposal of vessels and other property, including impairments, loss on repurchases and extinguishment of debt, non-cash stock based compensation expense and the impact of other items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods. EBITDA and Adjusted EBITDA do not represent, and should not be considered a substitute for, net income/(loss) or cash flows from operations determined in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results reported under GAAP. Some of the limitations are:

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

36	Overseas Shipholding Group, Inc.

The following table reconciles net income/(loss) from continuing operations, as reflected in the consolidated statements of operations, to EBITDA and Adjusted EBITDA. Prior periods have been adjusted to conform to current year presentation.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Income/(loss) from continuing operations	$13,489	$55,978	$(1,059)	$80,565	$(143,206)
Income tax benefit from continuing operations	(17,714)	(57,627)	(65,098)	(101,032)	(115,552)
Interest expense	30,890	37,401	43,151	70,365	176,234
Depreciation and amortization	50,512	58,673	89,563	76,851	67,547
EBITDA	77,177	94,425	66,557	126,749	(14,977)
Amortization classified in charter hire expenses	1,781	1,859	1,859	1,859	1,910
Interest expense classified in charter hire expenses	1,711	1,831	1,955	—	—
(Gain)/loss on disposal of vessels and other property, including impairments	(877)	13,200	104,532	207	(578)
Loss on repurchases and extinguishment of debt	3,399	3,237	2,988	26,516	—
Non-cash stock based compensation expense	3,785	3,638	8,232	4,342	2,362
Other costs associated with repurchase of debt	—	—	77	3,099	—
Write-off of registration statement costs	—	—	—	3,493	—
Reorganization items, net	—	190	(10,925)	8,052	153,125
Severance costs	—	16	12,996	—	2,161
Adjusted EBITDA	$86,976	$118,396	$188,271	$174,317	$144,003

37	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this item are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Forward-Looking Statements” section above.

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2018 and 2017 and its results of operations comparing the years ended December 31, 2018 and 2017 and the years ended December 31, 2017 and 2016, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a leading provider of energy transportation services, delivering crude oil and petroleum products. We own and operate a combined fleet of 21 vessels registered in the United States. Our well maintained fleet and commitment to high quality, incident-free service positions us as a preferred service provider of major oil companies and refiners.

Incorporated in 1969, OSG has operated through multiple shipping cycles, making adjustments to our business as needed to compete and succeed. We provide safe, efficient and reliable transportation to customers and strive to ensure the highest standards of safety and environmental compliance throughout our organization.

Our business operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker and our management team make decisions about resource allocations and review and measure our results as one line of business with similar regulatory requirements, customers and commodities transported. Our fleet includes tankers and ATBs, of which 19 operate under the Jones Act and two operate internationally and participate in the MSP. We own seven ATBs, which consist of five vessels that transport primarily petroleum products and two that perform lightering operations in the Delaware Bay. We operate fourteen tankers, ten that have been chartered-in under operating leases and four that we own, including the two that participate in the MSP. Revenues are derived predominantly from time charter agreements, which provide a more predictable level of revenues. We derived approximately 42% of our total shipping revenues, 35% of our total TCE revenues, in the spot market for 2018.

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

Estimated TCE rates for prompt Jones Act Product Carriers and large ATBs increased during the year ended December 31, 2018 from 2017 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the new construction phase of vessels with deliveries from 2015 to 2018 has ended and the supply of vessels are beginning to tighten through scrapping, lay ups and sales out of Jones Act service.

As of December 31, 2018, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000-barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 91 vessels, compared with 96 vessels plus one late-1970s-built crude oil tanker previously deployed in the Alaskan trade that was operating in the lower-48 coastwise trade as of December 31, 2017. There were two large ATB deliveries during the year and 6 large ATBs, a Product Tanker, and the previously mentioned crude oil tanker that were scrapped or permanently removed from Jones Act service during 2018.

38	Overseas Shipholding Group, Inc.

The industry’s firm Jones Act orderbook as of December 31, 2018 consisted of one large ATB with delivery scheduled in the first half of 2020. The new build ATB was ordered by the Company in July 2018. Subsequently, in January 2019, the Company exercised its option for a second large ATB with delivery scheduled for the fourth quarter of 2020. The contract is with Gunderson Marine LLC for the construction of two, approximately 204,000 BBL, oil and chemical tank barges, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 152,000 b/d in 2018 compared with 160,000 b/d in 2017. The decrease primarily resulted from drydock out of service time on both lightering ATBs.

RESULTS FROM VESSEL OPERATIONS

During the year ended December 31, 2018, shipping revenues decreased by $24,263 or 6.2% compared to 2017. Several factors contributed to this decrease: (a) 74-day increase in scheduled drydocking, which is an out of service period used to perform required major maintenance to continue trading and maximize a vessel's useful life, (b) 92-day increase in unplanned repair days, including one vessel that was hit by a third-party ship, and (c) two fewer vessels in operation for most of 2018 compared to 2017. In the future, we expect revenues from long-term time charters to increase and revenues from spot market charters to decrease, which should result in decreased exposure to fluctuations in spot market rates.

Reconciliations of time charter equivalent (“TCE”) revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2018	2017	2016
Time charter equivalent revenues	$326,707	$361,036	$446,160
Add: Voyage expenses	39,456	29,390	16,260
Shipping revenues	$366,163	$390,426	$462,420

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2018, 2017 and 2016 between spot and fixed earnings and the related revenue days.

	2018		2017		2016
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$31,254	$60,252	$27,179	$63,604	$27,989	$64,919
Revenue days	1,142	3,141	896	3,411	208	4,103
Non-Jones Act Handysize Product Carriers:
Average rate	$25,925	$12,097	$31,174	$14,031	$31,422	$16,141
Revenue days	707	3	566	159	544	186
ATBs:
Average rate	$15,333	$22,207	$11,111	$26,863	$26,473	$35,269
Revenue days	990	998	979	1,637	83	2,802
Lightering:
Average rate	$66,041	$—	$61,648	$—	$72,271	$—
Revenue days	697	—	730	—	732	—

During 2018, TCE revenues decreased by $34,329, or 9.5%, to $326,707 from $361,036 in 2017. Also, the total number of revenue days decreased from 8,378 days in 2017 to 7,678 days in 2018. Several factors contributed to these decreases: (a) 74-day increase in scheduled drydocking, which is an out of service period used to perform required major maintenance to continue trading and maximize a vessel's useful life, (b) 92-day increase in unplanned repair days, including one vessel that was hit by a third-party ship, and (c) two fewer vessels in operation for most of 2018 compared to 2017. In the future, we expect revenues from long-term time charters to increase and revenues from spot market charters to decrease, which should result in decreased exposure to fluctuations in spot market rates.

39	Overseas Shipholding Group, Inc.

Vessel expenses decreased by $1,192 to $134,956 in 2018 from $136,148 in 2017, primarily due to cost reductions during 2018 as well as two fewer vessels in operation during 2018. Depreciation expense decreased by $8,161 to $50,512 in 2018 from $58,673 in 2017 primarily as a result of impairment charges recorded in prior years which reduced the carrying value and related depreciation expense of the rebuilt Jones Act ATBs that operate in the U.S. Gulf coastwise trade.

During 2017, TCE revenues decreased by $85,124, or 19.1%, to $361,036 from $446,160 in 2016. A weakening Jones Act crude oil transportation market during that year resulted in a decline in average daily rates earned by the Company’s Jones Act ATBs and Jones Act Product Carriers, as well as increased spot market exposure, which accounted for a $67,458 decrease in revenue. Also contributing to the decrease was a 278-day decrease in Jones Act ATB, Jones Act Product Carrier and Non-Jones Act Product Carrier revenue days, which accounted for a $9,810 decrease in TCE revenue and a $7,899 decrease in Delaware Bay lightering revenue. The decrease in revenue days was principally attributable to increase in drydock and repair days in the current year, the layup of one ATB during the second quarter of 2017 as well as the disposal of one ATB during the fourth quarter of 2017. The decrease in revenue earned by the Delaware Bay lightering vessels was primarily due to a decrease in Delaware Bay lightering volumes in 2017 compared to 2016.

Vessel expenses decreased $4,806 to $136,148 in 2017 from $140,954 in 2016, primarily due to a decrease in average daily vessel expenses of $419 per day, which resulted principally from increased subsidy during 2017 for the two vessels participating in the MSP program as well as reductions in repair costs during 2017. Depreciation expense decreased by $30,890 to $58,673 in 2017 from $89,563 in 2016 primarily as a result of the disposal of one ATB during 2017.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $5,000 on one vessel and $4,600 on one vessel in 2018, $5,400 on one vessel and $4,500 on one vessel in 2017 and $3,500 on one vessel and $2,700 on one vessel in 2016.

Under the terms of the program, the Company expects to receive up to $5,000 annually for each vessel from 2019 through 2020, and up to $5,200 for each vessel beginning in 2021. The Company does not receive the subsidy with respect to any days for which one or both of the vessels operate under a time charter to a U.S. government agency, which was the case for one vessel during 2018.

In June 2018, one of our ATBs was berthed to the dock when a third-party ship transiting the channel hit our ATB causing structural damage to the ATB and damage to the dock. The cost of repairs has been covered by existing insurance policies. We have filed a lawsuit against the third-party ship seeking recovery of our costs of repairs as well as our lost earnings from the ATB being off-hire for 46 repair days.

General and Administrative Expenses

During 2018, general and administrative expenses decreased by $584 to $26,880 from $27,464 in 2017. This decrease was primarily driven by lower IT-related and consulting costs.

During 2017, general and administrative expenses decreased by $13,596 to $27,464 from $41,060 in 2016. This decrease reflects: (i) a net decrease in legal, accounting and consulting fees aggregating $9,895 primarily due to cost reductions during the current year; (ii) lower compensation and benefit costs of $1,994 primarily due to a decrease in headcount, incentive compensation and salary related expenses; and (iii) the remaining decrease is due to cost reductions for overhead costs during the current year including lower office rent and related expenses as well as insurance.

INTEREST EXPENSE

The components of interest expense are as follows:

	Years Ended December 31,
	2018	2017	2016
Interest before impact of interest rate caps	$30,709	$35,978	$42,812
Impact of interest rate caps	181	1,423	339
Interest expense	$30,890	$37,401	$43,151

Interest expense, including administrative and other fees, was $30,890 for 2018 compared with $37,401 in 2017. The decrease in interest expense from the prior year was primarily associated with the impact of the prepayments of $75,166 during the year ended December 31, 2018 for the OBS Term Loan and the Company's redemption of the 8.125% Senior Notes. Refer to Note 9, “Debt,” in the accompanying consolidated financial statements for additional information.

40	Overseas Shipholding Group, Inc.

Interest expense, including administrative and other fees was $37,401 for 2017 compared with $43,151 in 2016. The decrease in interest expense from the prior year reflects the impact of repurchases of the Company's Unsecured Senior Notes during 2017 of $55,202.

INCOME TAX BENEFIT

The effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 419.2%, 3,492.9% and 98.4% , respectively. Our effective tax rates are affected by recurring items, such as permanent differences related to the US tonnage tax regime (see Taxation of the Company) and discrete items such as stock compensation vesting or exercises, and other insignificant items. Our effective tax rate has varied year over year primarily due to fluctuations in our pre-tax book income/(loss) as well as audit settlements, estimates of our ability to realize certain tax assets, changes in tax law and recognition of deferred tax liabilities associated with our investment in INSW.

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

The decrease in tax rate from 2017 to 2018, and increase in tax rate from 2016 to 2017, is primarily due to the impact of remeasuring the net deferred tax liability from 35.0% to 21.0% as a result of the TCJA enactment, which provided a significant tax benefit in comparison to book income. The 2018 tax rate is higher as we also recorded an income tax benefit of $21,720 related to the settlement of our 2012-2015 U.S. federal income tax return audit.

As of December 31, 2016, as a result of the spin-off of INSW, we reversed our deferred tax liability in the amount of $48,856 recognized on the basis difference in our investment in INSW, as the spin-off resulted in a non-deductible taxable loss on our investment in INSW.

As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $250,264, which are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034.

41	Overseas Shipholding Group, Inc.

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

Results from Vessel Operations

The following is a discussion of the results from vessel operations of the INSW discontinued operations for the eleven months ended November 30, 2016.

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

Liquidity

Working capital from continuing operations at December 31, 2018 was approximately $54,000 compared with $145,000 at December 31, 2017. In addition, our total cash (including restricted cash) decreased by $85,628. The decrease in working capital and cash is primarily due to the mandatory prepayment of $28,166 and optional prepayment of $47,000 we made on our OBS Term Loan, along with, a cash payment of $27,623 we made to payoff the loan. The decrease was offset by increases in working capital as a result of timing of receivable collections at December 31, 2018 compared to December 31, 2017, as well as by cash flow generated from operations during the current year.

As of December 31, 2018, we had total liquidity on a consolidated basis of $110,641, comprised of $80,641 of cash (including $224 of restricted cash) and $30,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany

42	Overseas Shipholding Group, Inc.

cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.

Restricted cash as of December 31, 2018 included $224 of legally restricted cash. Pursuant to the terms of the OBS Facility, in the event of a spinoff of INSW, we were required to set aside, in an escrow account, cash in an aggregate amount of not less than the sum of all accrued and unpaid interest on the outstanding Unsecured Senior Notes (as defined in Note 9, “Debt”) through the maturity of the respective Unsecured Senior Notes.

 As of December 31, 2018, we had total debt outstanding (net of original issue discount and deferred finance costs) of $345,535 and a total debt to total capitalization of 51.2%. Our debt profile reflects recent actions (discussed further below) to deleverage our balance sheet.

At December 31, 2018, we had aggregate capital commitments of $155,237, net of progress payments already made aggregating $21,323, for the construction of four vessels: two tankers scheduled for delivery in September 2019 and two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these vessels require progress payments during the construction periods with a final payment due on delivery. We have made all required progress payments to date, and we expect to make remaining payments, including those due on delivery, with financing that we will need to obtain, operating cash flow and cash on hand. We are currently in discussion with potential lenders to obtain such financing, but we have not yet obtained the necessary financing.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the year ended December 31, 2018 was $45,255. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. We may in the future complete transactions consistent with achieving the objectives of our business plan.

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

On March 16, 2018 and March 29, 2018, we made a mandatory prepayment of $28,166 and an optional prepayment of $47,000 on our OBS Term Loan, respectively. The aggregate net loss of $981 realized on these transactions during the year ended December 31, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations.

On November 19, 2018, two of our subsidiaries closed on a loan from Wintrust Commercial Finance, a division of Wintrust Asset Finance Inc., in the amount of $27,500. The loan is secured by first preferred ship mortgages on the Overseas Mykonos and Overseas Santorini, and a guaranty from us. The loan bears interest at a rate equal to the prevailing 30-Day LIBOR plus 4.00% and matures on November 19, 2026.

In addition, on November 19, 2018, we used the proceeds from the Wintrust loan to make an optional prepayment of $27,500 on our OBS Term Loan. The aggregate net loss of $191 realized on this transaction reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations for the year ended December 31, 2018.

On December 21, 2018, OSG, as the Parent Company (as a guarantor), OSG Bulk Ships, Inc. (“OBS”) and certain OBS subsidiaries closed on a five-year $325,000 term loan credit facility with The Prudential Insurance Company of America and other syndicate lenders (the “Term Loan Credit Agreement”). We used the proceeds from the Term Loan Credit Agreement, along with a cash payment of $27,623 to payoff our existing OBS Term Loan. The Term Loan Credit Agreement bears interest at a rate equal to the prevailing 30-Day LIBOR plus 5.00% and matures on December 21, 2023. The aggregate net loss of $2,227 on this transaction reflects a write-off of original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations for the year ended December 31, 2018.

43	Overseas Shipholding Group, Inc.

Future Commitments

In July 2018, we signed binding contracts with Hyundai Mipo Dockyard Company Ltd. for the construction of two 50,000 deadweight tons class product chemical tankers for anticipated delivery to us during the second half of 2019. Our annual commitments under the contracts are $60,000 in 2019, of which the majority is due when the vessels are accepted by us.
Additionally, in July 2018, we signed a binding contract with Gunderson Marine LLC for the construction of one approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to us during the first half of 2020. Our annual commitments under the contract are $39,213 in 2019 and $5,059 in 2020.
In January 2019, we exercised an option with Gunderson Marine LLC to construct a second approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to us during the second half of 2020. Our annual commitments under the contract are $19,622 in 2019 and $31,343 in 2020.
On January 2, 2019, the Company entered into a 10-year bareboat charter agreement for a U.S. flagged product tanker. The Company's annual commitments under the bareboat charter agreement are $2,782 (2019), $4,172 (2020), $4,161 (2021), $4,161 (2022), $4,161 (2023) and $21,352 thereafter.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act Trades within which the majority of our vessels operate, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. The emergence of demand for domestic crude oil transportation has in recent years added a new dimension to understanding traditional Jones Act trades.  Balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge and considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point. Over the longer term, we consider the “normalized” market in which our vessels trade to be one that should be characterized by stable, longer term chartering relationships with our customer base. Notwithstanding this belief, a surplus of available capacity in recent years has rewarded charterers with low charter rates, making medium term charters unattractive or simply unavailable. In such market environments, we consider the cost of acquiring cash flow visibility by committing vessels to charter contracts at sustained loss-making rates as being too high when measured against what we believe to be an asymmetrical upside potential of being positioned to benefit from a recovery in rates. As such, we have seen spot market exposures increase in recent financial periods.

The increased volatility of cash flows inherent in a portfolio with a higher percentage of vessels trading in the spot market has important implications for our liquidity management. The retention of relatively high cash balances as well as management’s recent efforts to reduce overall levels of debt and operating and administrative costs have been important and necessary responses to these factors. We have witnessed a rebalance of supply in recent quarters, as tightening age restrictions imposed by our core customer base has progressively limited the acceptability for use in service of vessels exceeding 20 years of age. Further, we continue to see sustained demand for domestic crude oil transportation as an important swing factor in restoring a healthy balance between available vessel supply and overall transportation demand. The market transition that has resulted from the improved supply-demand balance during the past year has allowed us to increase both the number and duration of time charter contracts for our vessels, largely restoring the normalized market conditions which we consider to be supportive of our long-term business objectives. The implications of these developments on reducing the volatility and increasing the forward visibility of future earnings should be positive for the Company’s future financial performance.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the "OSG LNG Performance Guarantees"). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a per year fee of $145,000 per year

44	Overseas Shipholding Group, Inc.

to OSG, which is subject to escalation after 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees. See Note 13, “Related Parties,” for further details.

Carrying Value of Vessels

Eleven of our owned vessels are pledged as collateral under our term loan agreements and OBS ABL Facility. The carrying value of each of our vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold.

We believe that the availability, quality and reliability of fair market valuations of U.S Flag vessels are limited given the fact that the U.S. Flag market is relatively small and illiquid with very limited second hand sales and purchases activity from which to benchmark vessel values. As discussed in Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” to our consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” we monitor for any indicators of impairment in regards to the carrying value of our vessels.

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of December 31, 2018 follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1)
Unsecured senior notes - fixed rate	$52	$52	$342	$29	$29	$404	$908
Term loan, due 2023	45,567	47,190	45,225	43,321	243,543	—	424,846
Term loan, due 2026	2,141	5,611	5,347	5,087	4,827	12,598	35,611
Operating lease obligations (2)
Bareboat Charter-ins	91,338	89,503	55,329	71,819	9,143	13,702	330,834
Office space	658	630	631	649	474	1,186	4,228
Construction of new builds	99,213	5,059	—	—	—	—	104,272
Total	$238,969	$148,045	$106,874	$120,905	$258,016	$27,890	$900,699

(1) Amounts shown include contractual interest obligations. Interest obligations on fixed rate debt of $691 as of December 31, 2018 are at an interest rate of 7.5%. The interest rate obligations of floating rate debt have been estimated based on the aggregate of the LIBOR floor rate of 0% and the applicable margin for the term loan, due 2023, and the term loan, due 2026, of 5.00% and 4.00%, respectively.

(2) As of December 31, 2018, we had charter-in commitments for 10 vessels on leases that are accounted for as operating leases. These leases provide us with various renewal options.

In addition to the above long-term contractual obligations we have certain obligations for our domestic shore-based employees as of December 31, 2018, related to pension and other post-retirement benefit plans as follows:

	2019	2020	2021	2022		2023
Defined benefit pension plan contributions (1)	$720	$2,355	$1,577	$1,761	3	$1,418
Postretirement health care plan obligations (2)	168	168	167	173		179
Total	$888	$2,523	$1,744	$1,934		$1,597

(1)	Represents estimated contributions under the Maritrans Inc. defined benefit retirement plan.

(2)
Amounts are estimated based on the 2018 cost taking the assumed health care cost trend rate for 2019 to 2023 into consideration. See Note 17, “Pension and Other Postretirement Benefit Plans,” to our consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.” Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

45	Overseas Shipholding Group, Inc.

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

OBS was party to an interest rate cap agreement (“Interest Rate Cap”) with a date of February 15, 2015 with major financial institutions covering the notional amount of $375,000, to limit the floating interest rate exposure associated with its term loan. The agreement contained no leverage features. The OBS Interest Rate Cap had a cap rate of 3.0% through the termination date of February 5, 2018.

INTEREST RATE SENSITIVITY

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents the principal cash flows and related weighted average interest rates by expected maturity dates of the Company’s debt obligations.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2018	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Liabilities
Long-term debt *
Fixed rate debt	$—	$—	$0.3	$—	$—	$0.4	$0.7	$0.5
Average interest rate	—	—	7.5%	—%	—	7.5%	—	—
Variable rate debt	$23.2	$28.9	$28.9	$28.9	$231.0	$11.6	$352.5	$351.5
Average interest rate	7.6%	7.5%	7.5%	7.5%	7.6%	6.6%	—	—
 *Including current portion.

As of December 31, 2018, the Company had secured term loans and a revolving credit facility under which borrowings bear interest at a rate based on LIBOR, plus the applicable margin, as stated in the respective loan agreements. There were no amounts outstanding under the revolving credit facility as of December 31, 2018.

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

46	Overseas Shipholding Group, Inc.

accounting for voyage revenues in the shipping industry and the method used by OSG. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In 2017 and prior, voyage revenues and expenses were recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, were allocated between reporting periods based on the relative transit time in each period.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018. Under the new standard, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. See Note 3, “Summary of Significant Accounting Policies” for further details.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are generally paid by the Company's customers.

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

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. See Note 3, “Summary of Significant Accounting Policies” for further details.

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

47	Overseas Shipholding Group, Inc.

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

In estimating the fair value of vessels for the purposes of step 2 of the impairment tests, the Company utilizes estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of U.S. Flag vessels owned by OSG is not considered to be robust. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion.

Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. The Company’s intangible assets represent long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion.

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

48	Overseas Shipholding Group, Inc.

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

49	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

50	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$80,417	$165,994
Restricted cash	59	58
Voyage receivables, including unbilled of $10,160 and $9,919	16,096	24,209
Income tax recoverable	439	1,122
Receivable from INSW	34	372
Other receivables	2,993	2,184
Prepaid expenses	9,886	9,867
Inventories and other current assets	2,456	3,489
Total Current Assets	112,380	207,295
Vessels and other property, less accumulated depreciation	597,659	632,509
Deferred drydock expenditures, net	26,099	23,914
Total Vessels, Deferred Drydock and Other Property	623,758	656,423
Restricted cash	165	217
Investments in and advances to affiliated companies	3,585	3,785
Intangible assets, less accumulated amortization	36,417	41,017
Other assets	51,425	23,150
Total Assets	$827,730	$931,887

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,678	$34,371
Current installments of long-term debt	23,240	28,160
Total Current Liabilities	57,918	62,531
Reserve for uncertain tax positions	220	3,205
Long-term debt	322,295	420,776
Deferred income taxes, net	73,365	83,671
Other liabilities	44,464	48,466
Total Liabilities	498,262	618,649

Commitments and contingencies

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 84,834,790 and 78,277,669 shares issued and outstanding)	848	783
Paid-in additional capital	587,826	584,675
Accumulated deficit	(252,014)	(265,758)
	336,660	319,700
Accumulated other comprehensive loss	(7,192)	(6,462)
Total Equity	329,468	313,238
Total Liabilities and Equity	$827,730	$931,887

See notes to consolidated financial statements

51	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2018	2017	2016
Shipping Revenues:
Time charter revenues	$213,923	$266,193	$372,149
Voyage charter revenues	152,240	124,233	90,271
	366,163	390,426	462,420
Operating Expenses:
Voyage expenses	39,456	29,390	16,260
Vessel expenses	134,956	136,148	140,954
Charter hire expenses	91,350	91,587	91,947
Depreciation and amortization	50,512	58,673	89,563
General and administrative	26,880	27,464	41,060
Severance costs	—	16	12,996
(Gain)/loss on disposal of vessels and other property, including impairments	(877)	13,200	104,532
Total operating expenses	342,277	356,478	497,312
Income/(loss) from vessel operations	23,886	33,948	(34,892)
Equity in income of affiliated companies	3,538	3,747	3,642
Operating income/(loss)	27,424	37,695	(31,250)
Other expense	(759)	(1,753)	(2,681)
Income/(loss) before interest expense, reorganization items and income taxes	26,665	35,942	(33,931)
Interest expense	(30,890)	(37,401)	(43,151)
Loss before reorganization items and income taxes	(4,225)	(1,459)	(77,082)
Reorganization items, net	—	(190)	10,925
Loss from continuing operations before income taxes	(4,225)	(1,649)	(66,157)
Income tax benefit from continuing operations	17,714	57,627	65,098
Income/(loss) from continuing operations	13,489	55,978	(1,059)
Loss from discontinued operations	—	—	(292,555)
Net income/(loss)	$13,489	$55,978	$(293,614)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	88,394,580	87,834,769	90,949,577
Basic - Class B and Common Stock	—	—	533,758
Diluted - Class A	89,045,734	88,082,978	90,949,577
Diluted - Class B and Common Stock	—	—	533,758
Per Share Amounts:
Basic and diluted net income/(loss) - Class A from continuing operations	$0.15	$0.64	$(0.01)
Basic and diluted net income/(loss) - Class A from discontinued operations	$—	$—	$(3.24)
Basic and diluted net income/(loss) - Class A	$0.15	$0.64	$(3.25)

Basic and diluted net income/(loss) - Class B from continuing operations	$—	$—	$(0.11)
Basic and diluted net income/(loss) - Class B from discontinued operations	$—	$—	$4.54
Basic and diluted net income/(loss) - Class B	$—	$—	$4.43

See notes to consolidated financial statements

52	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2018	2017	2016
Net income/(loss)	$13,489	$55,978	$(293,614)
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains on cash flow hedges	112	907	10,311
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(262)	(157)	(60)
Net change in unrecognized actuarial gain/(losses)	903	948	(3,295)
Other comprehensive income	753	1,698	6,956
Comprehensive income/(loss)	$14,242	$57,676	$(286,658)

See notes to consolidated financial statements

53	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income/(loss)	$13,489	$55,978	$(293,614)
Loss from discontinued operations	—	—	(292,555)
Net income/(loss) from continuing operations	13,489	55,978	(1,059)
Items included in net income/(loss) from continuing operations not affecting cash flows:
Depreciation and amortization	50,512	58,673	89,563
Amortization of debt discount and other deferred financing costs	4,069	5,167	6,005
Compensation relating to restricted stock, stock unit and stock option grants	3,785	2,388	7,441
Deferred income tax benefit	(18,794)	(59,047)	(67,394)
Undistributed earnings of affiliated companies	200	(91)	132
Reorganization items, non-cash	—	(105)	5,198
Vessel impairment charges	—	5,878	104,405
Other – net	1,961	3,282	2,268
Items included in net income/(loss) related to investing and financing activities:
Loss on repurchases and extinguishment of debt	3,399	3,237	2,988
(Gain)/loss on disposal of vessels and other property, net	(877)	7,322	127
Payments for drydocking	(12,902)	(8,390)	(6,844)
SEC payment, bankruptcy and IRS claim payments	—	(5,000)	(7,136)
Distributions from INSW	—	—	202,000
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	6,531	(753)	(16,794)
(Increase)/decrease in income tax recoverable	(4,797)	(246)	323
Increase/(decrease) in deferred revenue	1,514	(4,639)	63
Net change in prepaid items and accounts payable, accrued expenses and other current and long-term liabilities	(2,835)	(20,035)	7,574
Net cash provided by operating activities	45,255	43,619	328,860
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(21,807)	—	—
Expenditures for other property	(386)	(11)	(666)
Proceeds from disposal of vessels and other property	2,367	1,055	—
Net cash (used in)/provided by investing activities	(19,826)	1,044	(666)
Cash Flows from Financing Activities:
Repurchases and extinguishment of debt	(427,123)	(84,170)	(120,224)
Issuance of debt, net of issuance and deferred financing costs	344,801	—	—
Payments on debt, including adequate protection payments	(28,166)	—	(54,345)
Tax withholding on share-based awards	(569)	(1,157)	—
Repurchases of common stock and common stock warrants	—	—	(119,343)
Cash dividends paid	—	—	(31,910)
Net cash used in financing activities	(111,057)	(85,327)	(325,822)
Net (decrease)/increase in cash, cash equivalents and restricted cash (Note 3)	(85,628)	(40,664)	2,372
Cash, cash equivalents and restricted cash at beginning of year (Note 3)	166,269	206,933	204,561
Cash, cash equivalents and restricted cash at end of year (Note 3)	$80,641	$166,269	$206,933

Cash flows from discontinued operations:
Cash flows provided by operating activities	$—	$—	$111,768
Cash flows provided by investing activities	—	—	25,202
Cash flows used in financing activities	—	—	(355,687)
Net decrease in cash and cash equivalents from discontinued operations	$—	$—	$(218,717)

See notes to consolidated financial statements

54	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2015	$3,720	$1,651,511	$(1,282)	$(73,461)	$1,580,488
Net loss	—	—	(293,614)	—	(293,614)
Other comprehensive income, net of taxes	—	—	—	6,956	6,956
Stock dividends declared and paid	—	(5,070)	(25,503)	—	(30,573)
Special dividend paid to Class B shareholders	—	—	(1,337)	—	(1,337)
Vesting of restricted stock awards to be settled in cash	—	(528)	—	—	(528)
Issuance and vesting of restricted stock awards	3	(3)	—	—	—
Forfeitures and cancellation of restricted stock awards	—	(363)	—	—	(363)
Compensation related to Class A options granted, net of forfeitures	—	2,414	—	—	2,414
Compensation related to Class A restricted stock awards, net of forfeitures	—	5,882	—	—	5,882
Repurchase of Class A warrants and Class A common stock	(5)	(119,338)	—	—	(119,343)
Conversion of Class A and B warrants to common stock	413	(413)	—	—	—
Reverse stock split	(3,429)	3,429	—	—	—
Distribution of INSW stock	—	(953,995)	—	58,345	(895,650)
Balance at December 31, 2016	702	583,526	(321,736)	(8,160)	254,332
Net income	—	—	55,978	—	55,978
Other comprehensive income, net of taxes	—	—	—	1,698	1,698
Issuance and vesting of restricted stock awards	5	(6)	—	—	(1)
Forfeitures and cancellation of restricted stock awards	—	(1,157)	—	—	(1,157)
Compensation related to Class A options granted	—	281	—	—	281
Compensation related to Class A restricted stock awards	—	2,107	—	—	2,107
Conversion of Class A warrants to Class A common stock	76	(76)	—	—	—
Balance at December 31, 2017	783	584,675	(265,758)	(6,462)	313,238
Adoption of accounting standard - reclassification adjustment to retained earnings (Note 12)	—	—	1,483	(1,483)	—
Adoption of accounting standard - revenue recognition (Note 22)	—	—	(1,228)	—	(1,228)
Net income	—	—	13,489	—	13,489
Other comprehensive income, net of taxes	—	—	—	753	753
Issuance and vesting of restricted stock awards	9	(9)	—	—	—
Forfeitures and cancellation of restricted stock awards	—	(569)	—	—	(569)
Compensation related to Class A options granted	—	838	—	—	838
Compensation related to Class A restricted stock awards	—	2,947	—	—	2,947
Conversion of Class A warrants to Class A common stock	56	(56)	—	—	—
Balance at December 31, 2018	$848	$587,826	$(252,014)	$(7,192)	$329,468

See notes to consolidated financial statements

55	Overseas Shipholding Group, Inc.

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

The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trade through two wholly owned subsidiaries.

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

56	Overseas Shipholding Group, Inc.

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
On January 23, 2017, the SEC commenced an administrative proceeding, with the Company’s consent, that fully resolved an SEC investigation that was initiated in connection with the Company’s earnings restatement announced in 2012. The Company neither admitted or denied the SEC’s allegations that the Company violated certain provisions of the Securities Act, the Exchange Act and related rules. After receiving Bankruptcy Court approval, the Company paid a $5,000 civil penalty relating to the investigation in February 2017, which was fully accrued as of December 31, 2016. The settlement with the SEC does not require any further changes to the Company’s historical financial statements. Any indemnification or contribution claims by officers or directors of the Company that could be asserted in connection with the SEC’s investigation have been released or otherwise resolved pursuant to the Equity Plan and order of the Bankruptcy Court.
On February 10, 2017, pursuant to a final decree and order of the Bankruptcy Court, OSG’s one remaining case, as the Parent Company, was closed.
Reorganization Items, net

Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the filing of the Chapter 11 cases. During the year ended December 31, 2018, the Company did not incur any reorganization items, net. For the years ended December 31, 2017 and 2016, reorganization items, net were comprised of the following:

	Years Ended December 31,
	2017	2016
Trustee fees	$5	$100
Professional fees	185	2,288
Litigation settlement, net	—	(20,359)
Litigation settlement due to class action plaintiffs	—	2,136
Litigation settlement due to Class B warrant holders	—	86
Provision for claims	—	4,824
Other claim adjustments	—	—
	$190	$(10,925)

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

57	Overseas Shipholding Group, Inc.

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
Cash paid for reorganization items, excluding the Proskauer related settlement amounts noted above, was $295, and $2,455 for the years ended December 31, 2017 and 2016, respectively.

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

Interest costs are capitalized to vessels during the period that vessels are under construction. During the year ended December 31, 2018, interest costs capitalized were not material and no interest was capitalized during the years ended December 31, 2017 and 2016.

Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the shorter of the terms of the leases or the period until the next scheduled drydocking, generally two and a half to five years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

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

58	Overseas Shipholding Group, Inc.

separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion on the impairment tests performed on our vessels during the three years ended December 31, 2018. Although separate cash flow information is available at the vessel level, the Company's chief operating decision maker, the CEO, makes operating decisions at a fleet level.

4.
Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company's intangible assets at December 31, 2018.

5.
Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on either an effective interest method or straight-line basis over the life of the related debt.

Unamortized deferred finance charges of $217 and $418 relating to the OBS ABL Facility (as defined in Note 9, “Debt”) are included in other assets in the consolidated balance sheets as of December 31, 2018 and 2017, respectively. Unamortized deferred financing charges of $7,528 relating to the Term Loan Credit Agreement (as defined in Note 9, “Debt”) and $124 relating to the Wintrust loan are included in long-term debt in the consolidated balance sheets as of December 31, 2018. At December 31, 2018, unamortized deferred financing charges relating to the Unsecured Senior Notes were included in current installments of long-term debt in the consolidated balance sheets and were not material. Interest expense relating to the amortization of deferred financing charges amounted to $4,069 in 2018, $5,167 in 2017 and $6,005 in 2016.

6.
Revenue and expense recognition - Revenues from time charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. In 2017 and prior, voyage revenues and expenses were recognized ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis and, therefore, were allocated between reporting periods based on the relative transit time in each period.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018. Under the new standard, the Company recognizes revenue from voyage charter contracts ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. See “Recently adopted accounting standards” below for further details.

The Company classifies time charter leasing arrangements less than 90 days within the Voyage charter revenue financial statement line item because the Company believes the pricing negotiated within these short-term time charter contracts more closely aligns with the Company’s voyage charter spot market.

Under voyage charters, expenses such as fuel, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time and bareboat charters, such voyage costs are generally paid by the Company’s customers.

The Company receives an annual operating-differential subsidy pursuant to the Merchant Marine Act of 1936 for the two U.S. Flag Product Carriers which participate in the U.S. MSP program. This subsidy has been recorded as an offset to vessel expenses which amounted to $9,600 in 2018, $9,900 in 2017 and $6,200 in 2016.

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

59	Overseas Shipholding Group, Inc.

by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2018 and 2017 are net of an allowance for doubtful accounts of $774 and $682, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company had two, three and four individual customers, respectively, who accounted for 10% or more of the Company's revenues. The customers and their related percentages were Shell (12%) and Petrobras America Inc. (11%) for the year ended December 31, 2018, Andeavor (16%), Petrobras America Inc. (15%) and Shell (10%) for the year ended December 31, 2017 and Andeavor (16%), Petrobras America Inc. (12%), Shell (12%) and Marathon Petroleum Company (11%) for the year ended December 31, 2016.

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

During the three years ended December 31, 2018, no ineffectiveness gains or losses were recorded in earnings relative to interest rate caps entered into by the Company or its subsidiaries that qualified for hedge accounting. Any gain or loss realized upon the early termination of an interest rate cap is recognized as an adjustment of interest expense over the shorter of the remaining term of the cap or the hedged debt. See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures,” for additional disclosures on the Company’s interest rate caps and other financial instruments.

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

60	Overseas Shipholding Group, Inc.

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

14.
Recently adopted accounting standards - In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718), Scope of Modification Accounting, which provides guidance in regards to a change to the terms or conditions of a share-based payment award. An entity is required to account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is to be applied prospectively to an award modified on or after the adoption date. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The adoption of this accounting policy had no impact on the Company’s consolidated financial statements since there were no stock award modifications during the year ended December 31, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, that will change how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under ASU 2017-07, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for interim and annual periods beginning after December 15, 2017. This standard must be applied retrospectively to all periods presented. The Company retrospectively adopted this standard effective January 1, 2018. The amortization of actuarial (gain)/loss and amortization of prior service credits have been reclassified from vessel expenses and general and administrative expenses to other expense in the Company's consolidated statements of operations.

61	Overseas Shipholding Group, Inc.

The effect of the retrospective presentation change related to the net periodic cost of the Company's domestic pension and postretirement benefit plans on its consolidated statements of operations for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Vessel expenses	$135,991	$157	$136,148
General and administrative	27,493	(29)	27,464
Total operating expenses	356,350	128	356,478
Income from vessel operations	34,076	(128)	33,948
Other expense	1,881	(128)	1,753

	Year Ended December 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Vessel expenses	140,696	$258	$140,954
General and administrative	41,608	(548)	41,060
Total operating expenses	497,602	(290)	497,312
Loss from vessel operations	35,182	(290)	34,892
Other expense	2,391	290	2,681

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. This standard must be applied retrospectively to all periods presented. The Company adopted this standard effective January 1, 2018. The prior periods have been adjusted to conform to current period presentation, which resulted in a decrease of $15,569 in net cash provided by investing activities for the year ended December 31, 2017 and an increase of $5,261 in net cash provided by investing activities for the year ended December 31, 2016, related to changes in restricted cash amounts.

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

62	Overseas Shipholding Group, Inc.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. Subsequent to the May 2014 issuance, several clarifications and updates have been issued on this topic. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $1,228, net of tax, adjustment to the opening balance of retained earnings at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

See Note 22, “Revenue Recognition,” for additional accounting policy and transition disclosures.

In February 2018 the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“TCJA”). The new guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized in the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the TCJA was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the TCJA that are stranded in AOCI. The Company early adopted the guidance at December 31, 2018 using the beginning of the period transition method. As a result, the Company reclassified $1,483 from AOCI to retained earnings related to pension items.

See Note 12, “Taxes,” for additional accounting policy and transition disclosures.

15. Recently issued accounting standards — In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for issuance. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with a term greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of operations and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. The update is effective for the Company beginning January 1, 2019 and can be applied retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company plans to adopt the standard using the modified retrospective approach effective January 1, 2019. The Company's lease portfolio is primarily comprised of vessel charters in and office space. The adoption of this guidance is expected to have a significant impact on vessels and other property within the Company's consolidated balance sheet due to the recognition of the right of use asset and liability for the Company's operating leases. As of December 31, 2018, the future minimum commitments for the Company's leased vessels was approximately $330,834, as presented in Note 16, “Leases”. The Company plans to apply the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Also, the Company intends to make the accounting policy election to keep leases with a term of 12 months or less off the balance sheet. Finally, the Company has commenced implementing changes to processes and internal controls to meet the standard's updated reporting and disclosure requirements.

63	Overseas Shipholding Group, Inc.

The Company plans to apply the FASB practical expedient which provides lessors with an option to not separate non-lease components from the associated lease components of a contract. As a result, the Company will elect to not separate non-lease components of time charter contracts from the associated lease because the required criteria has been met.

64	Overseas Shipholding Group, Inc.

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

Three Months Ending
(Thousands of shares)	March 31, 2016
(unaudited)
Decrease in weighted average number of shares outstanding used to calculate basic net income/(loss) per share amounts for Class A	(473,688)

Decrease in weighted average number of shares outstanding used to calculate diluted net income/(loss) per share amounts for Class A	(473,688)

Decrease in weighted average number of shares outstanding used to calculate basic and diluted net income/(loss) per share amounts for Class B	(6,600)

Class A

As of December 31, 2018, there were no weighted average shares of unvested Class A restricted common stock shares considered to be participating securities. There were 32,120 and 54,993 weighted average shares of unvested Class A restricted common stock shares considered to be participating securities as of December 31, 2017 and 2016, respectively. Such participating securities were allocated a portion of income under the two-class method for the year ended December 31, 2017, but no allocation of loss was made for the year ended December 31, 2016 since the holders of the participating securities do not participate in losses.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of December 31, 2018, there were 912,315 shares of Class A restricted stock units and 866,011 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2017 there were 660,999 shares of Class A restricted stock units and 371,893 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2016 there were 485,223 shares of Class A restricted stock units and 1,114,103 Class A stock options outstanding and considered to be potentially dilutive securities.

Class B

There are no participating securities or potentially dilutive securities relating to the Class B Common Stock. The Class B shares were all converted to Class A shares in May 2016.

65	Overseas Shipholding Group, Inc.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2018	2017	2016
Income/(loss) from continuing operations	$13,489	$55,978	$(1,059)
(Loss)/income from discontinued operations	—	—	(292,555)
Net income/(loss)	$13,489	$55,978	$(293,614)

Weighted average common shares outstanding:
Class A common stock - basic	88,394,580	87,834,769	90,949,577
Class A common stock - diluted	89,045,734	88,082,978	90,949,577
Class B common stock - basic	—	—	533,758
Class B common stock - diluted	—	—	533,758

Reconciliations of the numerator of the basic and diluted earnings per share computations are as follows:

	Years Ended December 31,
	2018	2017	2016
Net income/(loss) from continuing operations allocated to:
Class A Common Stockholders	$13,489	$55,957	$(1,002)
Class B Common Stockholders (2)	—	—	(57)
Participating securities (1)	—	21	—
	$13,489	$55,978	$(1,059)

Net (loss)/income from discontinued operations allocated to:
Class A Common Stockholders	$—	$—	$(295,001)
Class B Common Stockholders (2)	—	—	2,426
Participating securities (1)	—	—	20
	$—	$—	$(292,555)

(1)
For the year ended December 31, 2017, income from continuing operations allocated to participating securities relates to unvested restricted stock. For the year ended December 31, 2016, income from discontinued operations allocated to participating securities relates to amounts equivalent to the cash dividends declared.

(2)	The December 31, 2016 income allocated to Class B common stockholders includes amounts equivalent to the special cash dividends declared on the Class B common stock shares.

For annual earnings per share calculations, there were 651,154 and 248,209 dilutive equity awards outstanding for the years ended December 31, 2018 and 2017. Awards of 469,112, 732,690 and 1,074,548 shares of common stock for 2018, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

66	Overseas Shipholding Group, Inc.

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

67	Overseas Shipholding Group, Inc.

Results of Discontinued Operations

The table below presents statements of operations data for INSW, which has been classified as discontinued operations for the year ended December 31, 2016.

Year Ended December 31,
2016
Shipping revenues:
Pool revenues	$226,329
Time and bareboat charter revenues	88,786
Voyage charter revenues	50,005
365,120
Operating expenses:
Voyage expenses	11,219
Vessel expenses	129,914
Charter hire expenses	32,790
Depreciation and amortization	73,039
General and administrative	17,900
Technical management transition costs	—
Spin-off related costs	16,763
Severance costs	243
Loss/(gain) on disposal of vessels and other property, including impairments	382,163
Total Operating Expenses	664,031
(Loss)/Income from Vessel Operations	(298,911)
Equity in Income of Affiliated Companies	44,067
Operating (Loss)/Income	(254,844)
Other (Expense)\Income	(968)
(Loss)/Income before Interest Expense, Reorganization Items and Taxes	(255,812)
Interest expense	36,430
(Loss)/Income before Reorganization Items and Income Taxes	(292,242)
Reorganization Items, net	—
(Loss)/Income before Income Taxes	(292,242)
Income Tax Provision	313
Net (Loss)/Income	$(292,555)

Corporate administrative expenses, reorganization costs, employee compensation and benefits related costs, severance costs and depreciation for certain administrative fixed assets were allocated to INSW through November 30, 2016, in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" by and among, OSG, INSW and OBS. However, in accordance with the accounting standards for discontinued operations, only costs directly attributable to INSW are to be reported in the results from discontinued operations. As such, the allocated costs in the table above will differ from the costs allocated to INSW (and reported or to be reported by INSW) in accordance with the aforementioned cost sharing agreements as discussed further in Note 13, “Related Parties.” Total indirect costs allocated to INSW that are included in continuing operations in the consolidated statement of operations are $15,380 for the year ended December 31, 2016. Such amounts include reorganization items, net of $131 for the year ended December 31, 2016.

Also, in accordance with the discontinued operations accounting standards, approximately $12,264 of one-time separation costs incurred by OSG and that are directly attributable to the spin-off transaction have been classified in the loss from discontinued operations and are included in the table above.

68	Overseas Shipholding Group, Inc.

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

69	Overseas Shipholding Group, Inc.

NOTE 6 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2018	2017
Vessels, at cost	$845,868	$849,713
Accumulated depreciation	(248,939)	(217,633)
Vessels, net	596,929	632,080

Other property, at cost	5,895	5,630
Accumulated depreciation and amortization	(5,165)	(5,201)
Other property, net	730	429
Total vessels and other property	$597,659	$632,509

On January 2, 2019, the Company entered into a 10-year bareboat charter agreement for a U.S. flagged product tanker. The Company's annual commitments under the bareboat charter agreement are $2,782 (2019), $4,172 (2020), $4,161 (2021), $4,161 (2022), $4,161 (2023) and $21,352 thereafter.

On December 6, 2018, the Company sold one ATB and one barge for $2,367, net of broker commission of $61. As a result of the sale, the Company recognized a gain of $877, which is included in (gain)/loss on disposal of vessels and other property, including impairments in the consolidated statements of operations.

In July 2018, the Company signed binding contracts with Hyundai Mipo Dockyard Company Ltd. for the construction of two 50,000 deadweight tons class product chemical tankers for anticipated delivery to the Company during the second half of 2019. The Company's annual commitments under the contracts are $60,000 in 2019, of which the majority is due when the vessels are accepted by the Company.
Additionally, in July 2018, the Company signed a binding contract with Gunderson Marine LLC for the construction of one approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the first half of 2020. The Company's annual commitments under the contract are $39,213 in 2019 and $5,059 in 2020.
In January 2019, the Company exercised an option to construct a second approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the second half of 2020. The Company's annual commitments under the contract are $19,622 in 2019 and $31,343 in 2020.
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
On November 20, 2017, the Company sold one rebuilt ATB for $1,055, net of broker commission of $27. As a result of the sale, the Company recognized a loss of $7,322, which is included in (gain)/loss on disposal of vessels and other property, including impairments in the consolidated statements of operations.

At December 31, 2018, the Company’s owned vessel fleet with a weighted average age of 10.2 years, consisted of four Handysize Product Carriers, two lightering ATBs and five clean ATBs. These vessels are pledged as collateral under the term loan agreements and OBS ABL Facility and have an aggregate carrying value of $588,733.

70	Overseas Shipholding Group, Inc.

Vessel activity, excluding construction in progress, for the three years ended December 31, 2018 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2015	$1,156,117	$(313,392)	$842,725
Impairment	(264,095)	163,563
Depreciation	—	(58,489)
Balance at December 31, 2016	892,022	(208,318)	683,704
Impairment	(6,957)	1,079
Depreciation	—	(37,681)
Disposals	(35,352)	27,287
Balance at December 31, 2017	849,713	(217,633)	632,080
Depreciation	—	(33,851)
Disposals	(3,845)	2,545
Balance at December 31, 2018	$845,868	$(248,939)	$596,929

The total of vessel additions can differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made.

Drydocking activity for the three years ended December 31, 2018 is summarized as follows:

	2018	2017	2016
Balance at January 1	$23,914	$31,172	$58,166
Additions	14,031	8,787	2,626
Sub-total	37,945	39,959	60,792
Drydock amortization	(11,846)	(16,045)	(25,747)
Impairments	—	—	(3,873)
Balance at December 31	$26,099	$23,914	$31,172

NOTE 7 — EQUITY METHOD INVESTMENT

Investment in affiliated company is comprised of the Company’s 37.5% interest in Alaska Tanker Company, LLC, which manages vessels carrying Alaskan crude for BP West Coast Products, LLC (“BP”). In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC. The Company has accounted for the investment in ATC as an equity–method investment because the Company does not individually retain the power to significantly impact the economic performance of ATC and the Company’s maximum exposure to losses in ATC is limited to their initial capital investment in ATC, which is not material. As of December 31, 2018, the carrying value of the Company’s investment in ATC was $3,585, which includes the Company’s respective share of distribution of $3,538.

Under Rule 3-09 of Regulation S-X, the Company is required to file separate audited financial statements of Alaska Tanker Company, LLC, for the year ended December 31, 2018. The Company expects to file those financial statements by amendment to our Annual Report on Form 10-K/A on or before March 29, 2019.

71	Overseas Shipholding Group, Inc.

A condensed summary of the assets and liabilities of the equity method investment follows:

	Years Ended December 31,
	2018	2017
Current assets	$38,949	$38,091
Total assets	$38,949	$38,091

Current liabilities	$21,652	$20,555
Non-current liabilities	17,286	18,814
Equity/(deficiency)	11	(1,278)
Total liabilities and equity	$38,949	$38,091

A condensed summary of the results of operations of the equity method investments follows:

	Years Ended December 31,
	2018	2017	2016
Shipping revenues	$105,115	$106,894	$110,503
Ship operating expenses	(95,315)	(97,903)	(100,752)
Income from vessel operations	9,800	8,991	9,751
Net income	$9,461	$9,993	$9,751

72	Overseas Shipholding Group, Inc.

NOTE 8 — INTANGIBLE ASSETS

Intangible Assets

Intangible assets activity for three years ended December 31, 2018 is summarized as follows:

Total
Balance at January 1, 2016	$50,217
Amortization	(4,600)
Balance at December 31, 2016	45,617
Amortization	(4,600)
Balance at December 31, 2017	41,017
Amortization	(4,600)
Balance at December 31, 2018	$36,417

As discussed in Note 3, “Summary of Significant Accounting Policies,” the Company’s intangible assets at December 31, 2018 and 2017 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2018 and 2017. The unamortized balance of the Company's intangible assets at December 31, 2018 will be recognized over the remaining useful life, which is eight years. Amortization of intangible assets for the five years subsequent to December 31, 2018 is expected to approximate $4,600 per year.

NOTE 9 — DEBT

Debt consists of the following:

	Years Ended December 31,
	2018	2017
Term loan, due 2023, net of unamortized discount and deferred costs of $7,528	$317,472	$—
Term loan, due 2026, net of unamortized discount and deferred costs of $124	27,376	—
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $4 and $6	297	295
7.50% notes due 2024	390	390
OBS term loan net of unamortized discount and deferred costs of $7,037	—	448,251
Total debt	345,535	448,936
Less current installments of long-term debt	23,240	28,160
Total long-term debt	$322,295	$420,776

The weighted average interest rate for debt outstanding at December 31, 2018 and 2017 was 7.49% and 5.51%, respectively.

Exit Financing Facilities and Term Loans

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

73	Overseas Shipholding Group, Inc.

Interest on the Exit Financing Facilities was calculated, at the Company’s option, based upon (i) an alternate base rate (“ABR”) plus the applicable margin or (ii) Adjusted LIBOR plus the applicable margin. ABR is defined as the highest of (i) the Base Rate (the prime rate published in The Wall Street Journal), (ii) the Federal Funds Effective Rate plus 0.50%, (iii) the one-month Adjusted LIBOR Rate plus 1.00% and (iv) 2.00% per annum. The OBS ABL Facility applicable margin varies based upon undrawn availability under the commitment and is subject to certain pricing adjustments. The OBS ABL Facility provides for quarterly payment of commitment fees at a rate of 0.50% for each quarter during which the daily average Total Revolving Exposure is less than 50% of Total Revolving Commitments or 0.375% for each quarter during which the daily average the Total Revolving Exposure is greater than or equal to 50% of Total Revolving Commitments.

On March 16, 2018 and March 29, 2018, the Company made a mandatory prepayment of $28,166 and optional prepayment of $47,000 on its OBS Term Loan, respectively. The aggregate net loss of $981 realized on these transactions during the year ended December 31, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations.

On November 19, 2018, two of the Company's subsidiaries closed on a loan from Wintrust Commercial Finance, a division of Wintrust Asset Finance Inc. (“Wintrust”), in the amount of $27,500. The loan is secured by first preferred ship mortgages on the Overseas Mykonos and Overseas Santorini, and a guaranty from the Company. The loan bears interest at a rate equal to the prevailing 30-Day LIBOR plus 4.00% and matures on November 19, 2026.

In addition, on November 19, 2018, the Company used the proceeds from the Wintrust loan to make a voluntary prepayment of $27,500 on its OBS Term Loan. The aggregate net loss of $191 realized on this transaction reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations for the year ended December 31, 2018.

On December 21, 2018, OSG, as the Parent Company (as a guarantor), OSG Bulk Ships, Inc. (“OBS”) and certain OBS subsidiaries (the “Borrowers”) closed on a five-year $325,000 term loan credit facility with The Prudential Insurance Company of America and other syndicate lenders (the “Term Loan Credit Agreement”). The Company used the proceeds from the Term Loan Credit Agreement, along with a cash payment of $27,623 to payoff its existing OBS Term Loan. The Term Loan Credit Agreement bears interest at a rate equal to the prevailing 30-Day LIBOR plus 5.00% and matures on December 21, 2023. The aggregate net loss of $2,227 on this transaction reflects a write-off of original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations for the year ended December 31, 2018.

The Borrowers' obligations under the Term Loan Credit Agreement (the “Guaranteed Obligations”) are guaranteed by OSG, and OSG has pledged the issued and outstanding shares of capital stock of OBS as security for the Guaranteed Obligations pursuant to a pledge agreement between the Company and PGIM, Inc. as collateral agent. The Borrowers’ obligations are also secured by security interests in all of the Borrowers’ assets and by mortgages covering two tankers, eight tugs and seven barges.

Upon 30 days’ prior written notice, the Borrowers may prepay the outstanding indebtedness in full (or in part) at par plus accrued interest and an additional sum as a premium that varies based on the date of the prepayment. Any amount prepaid under the Term Loan Credit Agreement may not be reborrowed. Additionally, certain events, such as the sale of vessels serving as collateral, will require a mandatory partial or full repayment. No prepayment premium shall apply to any such mandatory prepayment.

In connection with the Term Loan Credit Agreement, OSG and its affiliates also entered into an amendment to the OBS ABL Facility among OSG, OBS as administrative borrower, certain subsidiaries of OBS as co-borrowers, other guarantors, lender, Wells Fargo Bank, National Association, as administrative agent. Pursuant to such amendment, the OBS ABL Facility agreement was amended to permit the transactions contemplated under the Term Loan Credit Agreement, reduce the maximum credit line from $75,000 to $30,000, reduce the number of vessels that serve as collateral and extend the term through August 2, 2019. At December 31, 2018 and 2017, no amounts had been drawn under the OBS ABL Facility.

The applicable margins and floor interest rates for the Exit Financing Facilities and term loans is as follows:

Facility	OBS ABL Facility		OBS Term Loan		Term loan, due 2023		Term loan, due 2026
Rate	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR	ABR	LIBOR
Floor	None	None	2.00%	1.00%	None	0.00%	None	0.00%
Applicable Margin	1.25% - 1.75%	2.25% - 2.75%	3.25%	4.25%	None	4.00%	None	5.00%

74	Overseas Shipholding Group, Inc.

Unsecured Senior Notes

The Company had the following unsecured notes issued and outstanding as of December 31, 2018 and 2017.

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

75	Overseas Shipholding Group, Inc.

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the three years ended December 31, 2018 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt facility	2018	2017	2016
OBS Facilities	$29,769	$30,308	$32,460
Term loan, due 2023	801	—	—
Term loan, due 2026	210	—	—
7.50% notes due 2021-2024	252	102	121
8.125% notes	—	5,568	10,200
Total expense on debt facilities	$31,032	$35,978	$42,781

As of December 31, 2018, the aggregate annual principal payments required to be made on the Company's debt are as follows:

2019	$23,244
2020	28,929
2021	29,229
2022	28,929
2023	231,012
Thereafter	11,848
Total	$353,191

Interest paid was $29,052, $31,283 and $37,875 in December 31, 2018, 2017 and 2016, respectively.

76	Overseas Shipholding Group, Inc.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments, other than derivatives, that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2018 and 2017, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2018:
Assets
Cash (1)	$80,641	$—	$—
Total	$80,641	$—	$—
Liabilities
Term loan agreement, due 2023	$317,472	$—	$325,000
Term loan agreement, due 2026	27,376	—	26,500
7.5% Election 2 notes due 2021	297	—	229
7.5% notes due 2024	390	—	296
Total	$345,535	$—	$352,025

77	Overseas Shipholding Group, Inc.

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2017:
Assets
Cash (1)	$166,269	$166,269	$—
Total	$166,269	$166,269	$—
Liabilities
OBS Term loan	448,251	—	441,630
7.5% Election 2 notes due 2021	295	—	305
7.5% notes due 2024	390	—	380
Total	$448,936	$—	$442,315

 (1) Includes current and non-current restricted cash aggregating $224 and $275 at December 31, 2018 and 2017, respectively.

Derivatives

Interest Rate Risk

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

The effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees, for the year ended December 31, 2016 was a decrease to continuing operations of $97 and a decrease to discontinued operations of $5,797. For the year ended December 31, 2017, there was an immaterial effect of cash flow hedging relationships recognized in other comprehensive income/(loss) excluding amounts reclassified from accumulated other comprehensive loss (effective portion), including hedges of equity method investees.

78	Overseas Shipholding Group, Inc.

The effect of cash flow hedging relationships on the consolidated statements of operations is presented excluding hedges of equity method investees. The effect of the Company’s cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 is shown below:

	Statement of Operations
	Effective Portion of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion
	Location	Amount of Loss	Location	Amount of Loss
For the year ended December 31, 2018:
Interest Rate Cap	Interest expense	$(181)	Interest expense	$—
Total		$(181)		$—

For the year ended December 31, 2017:
Interest Rate Cap	Interest expense	$(1,423)	Interest expense	$—
Total		$(1,423)		$—

For the year ended December 31, 2016:
Interest Rate Cap	Interest expense	$(339)	Interest expense	$—
Interest rate caps	Net (loss)/income from discontinued operations	(408)		—
		$(747)		$—

See Note 15, “Accumulated Other Comprehensive Loss,” for disclosures relating to the impact of derivative instruments on accumulated other comprehensive loss.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel Impairments
During the year ended December 31, 2018, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate the carrying amounts of the vessels in the Company's fleet may not be recoverable as of December 31, 2018. The Company concluded that no such events or changes in circumstances had occurred.

Based on the sale of one of the Company's ATBs during the fourth quarter of 2017 (see Note 6, “Vessels, Other Property and Deferred Drydock”), the Company noted declines in the current fair market value for scrap metal in the U.S. for these vessel types. In addition, the Company determined that five of the Company's ATBs are more likely than not to be sold or disposed of during the next six to 18 months, which is either at or towards the end of their estimated useful lives, at this lower scrap value. These factors were viewed as impairment triggering events for seven of the Company's rebuilt ATBs as of December 31, 2017. The indicators discussed above were not considered to be impairment triggering events for the other ATBs and tankers in the Company’s fleet as these vessels (i) were fairly recently built and do not face the same commercial obsolescence issues faced by the rebuilt ATBs, and (ii) are currently operating under long-term charters or contracts of affreightment.

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

79	Overseas Shipholding Group, Inc.

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

The principal assumptions used in the Company's cash flow projections of our vessels mentioned above for the three years ended December 31, 2018 are considered to be Level 3 inputs.

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2018 and 2017 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

During the year ended December 31, 2018, the Company gave consideration as to whether events or changes in circumstances had occurred since December 31, 2017 that could indicate the carrying value of the Company's intangible assets may not be recoverable as of December 31, 2018. The Company concluded that no such events or changes in circumstances had occurred.

In 2017, the factors that were determined to be impairment triggering events for the Company's vessels discussed above were also considered impairment triggering events for the carrying value of the Company's intangible asset. The Company reduced its estimates of undiscounted future cash flows to reflect consideration of the impairment triggering events. Based on the results of the recoverability test performed, no intangible asset impairment was recorded in 2017 as the net undiscounted cash flows from the asset group, attributable to these relationships, were in excess of the carrying value of the asset group. The principal assumptions used in the undiscounted future cash flows for our intangible assets, which were similar to those used in our cash flow projections of our vessels, are considered Level 3 inputs.

80	Overseas Shipholding Group, Inc.

NOTE 11 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2018	2017
Accounts payable	$3,360	$3,825
Payroll and benefits	12,454	10,444
Interest	1,010	4,129
Insurance	639	1,096
Accrued drydock and repair costs	900	151
Bunkers and lubricants	953	2,341
Charter revenues received in advance	6,731	5,217
Accrued vessel expenses	3,304	2,311
Accrued general and administrative, primarily professional fees	1,998	1,011
Accrued deferred payment obligation for chartered in vessels	1,944	1,944
Other	1,385	1,902
	$34,678	$34,371

NOTE 12 —TAXES

As described in Note 5, INSW has been classified as discontinued operations and as a result the income tax impacts of INSW are not included in the below disclosures.

The benefit for income taxes on the loss from continuing operations before income taxes consists of the following:

	Years Ended December 31,
	2018	2017	2016
Current	$(1,080)	$(1,420)	$(2,296)
Deferred	18,794	59,047	67,394
Total	$17,714	$57,627	$65,098

The current income tax expense is primarily attributable to state income taxes and the deferred income tax benefit is primarily attributable to the settlement of the 2012-2015 U.S. federal income tax audit offset, in part, by an increase in state valuation allowance.

81	Overseas Shipholding Group, Inc.

The reconciliations between the U.S. federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%

Adjustments due to:
State taxes, net of federal benefit	(21.4)%	76.5%	(1.5)%
Change in valuation allowance	(59.0)%	(11.5)%	—%
Equity awards	(14.2)%	(10.7)%	(1.7)%
Return to provision	(13.8)%	—%	—%
Nondeductible expenses	(11.4)%	—%	—%
Tax examination settlement	505.7%	—%	—%
U.S. income subject to tonnage tax	14.0%	123.7%	1.4%
Other	(1.7)%	(7.1)%	(1.1)%
Interest on unrecognized tax benefits	—%	(5.9)%	1.8%
Remeasurement of deferred tax liabilities	—%	3,292.9%	—%
Nondeductible reorganization costs	—%	—%	(9.0)%
Unremitted earnings of foreign subsidiaries	—%	—%	73.5%
Effective tax rate	419.2%	3,492.9%	98.4%

In July 2018, the 2012 through 2015 U.S. federal income tax return audit process was completed. As a result, the tax benefit that had been previously reserved because of a failure to meet the “more likely than not” measurement threshold was recognized during the third quarter of 2018. The Company reduced its unrecognized tax benefits by $36,671 and recognized a corresponding tax benefit of $21,720 which was reduced due to the revaluation of net operating losses that historically offset the liability.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2018	2017
Deferred tax liabilities:
Vessels and other property	$128,226	$133,347
Prepaid expenditures	7,108	7,236
Other—net	4	6
Total deferred tax liabilities	135,338	140,589
Deferred tax assets:
Loss carryforwards	66,737	53,006
Employee compensation and benefit plans	4,287	5,507
Financing and professional fees	1,859	268
Accrued expenses and other	51	5,762
Total deferred tax assets	72,934	64,543
Valuation allowance	10,961	7,625
Net deferred tax assets	61,973	56,918
Net deferred tax liabilities	$73,365	$83,671

As of December 31, 2018, the Company had U.S. federal net operating loss carryforwards of $250,264 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2018, the Company had U.S. state net operating loss carryforwards of $246,128. These U.S. state net operating loss carryforwards expire in various years ending from December 31, 2018 through December 31, 2036. The Company has net operating loss carryforwards in additional jurisdictions for which the Company has not recorded a deferred tax asset or corresponding valuation allowance because the Company conducts insufficient business in those jurisdictions to generate

82	Overseas Shipholding Group, Inc.

sufficient taxable income to realize the benefit of the losses prior to their expiration. Included in the financing and professional fees deferred income assets above are U.S. federal interest expense deductions with an indefinite carryforward period.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under U.S. GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. As the TCJA was effective in the fourth quarter of 2017, the Company prepared an estimate of the accounting for the impacts of the TCJA as of December 31, 2017. The Company recognized a non-cash tax benefit of $54,328 based on our preliminary assessment of the TCJA. During the fourth quarter of 2018, the Company filed its 2017 federal income tax return which resulted in an immaterial adjustment to the deferred tax liability and tax expense. Accordingly, the Company completed its accounting for the income tax effects of the TCJA as of December 22, 2018. The Company elected to early adopt ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. As a result, the Company reclassified $1,483 from accumulated other comprehensive income to retained earnings during the fourth quarter of 2018.

In connection with the emergence from bankruptcy in 2014, under applicable tax regulations, the Company underwent an ownership change. As a result, there is an annual limitation on the use of pre-ownership change net operating losses, tax credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax-exempt rate and the value of the Company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. The Company does not believe that the limitations imposed will impact its ability to utilize any pre-ownership change net operating losses before the carryforward period expires but could cause the timing of utilization to be impacted.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state deferred tax assets, the negative evidence in the form of cumulative losses incurred over the preceding three-year period and lack of positive evidence of reversing deferred tax liabilities during the carryover period resulted in the Company establishing a valuation allowance of $10,961 and $7,625 as of December 31, 2018 and 2017, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance increased by $3,336 during 2018 largely due to the Company's assessment of its ability to utilize state losses in the applicable carryforward periods.

During the years ended December 31, 2018, 2017 and 2016, the Company paid (net of refunds received) $1,313, $1,177 and $833, respectively, of income taxes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2018	2017	2016
Balance of unrecognized tax benefits as of January 1,	$37,240	$36,671	$36,535
Increases for positions taken in prior years	657	569	136
Amount of decreases related to settlements	(36,671)	—	—
Balance of unrecognized tax benefits as of December 31,	$1,226	$37,240	$36,671

Included in the balances of unrecognized tax benefits as of December 31, 2018 and 2017 are $220 and $36,884, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line in the consolidated balance sheet. As of the years ended December 31, 2018, 2017 and 2016, we accrued interest of $0, $76 and $58, respectively, and recorded liabilities for interest and penalties of $0, $911 and $835, respectively.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $220 and $3,205 as of December 31, 2018 and 2017, respectively.

83	Overseas Shipholding Group, Inc.

The Internal Revenue Service completed its audit of tax years 2012 through 2015 this year. The Company conducts business and files income tax returns in numerous states that periodically perform audits and is currently under state tax exam in one jurisdiction; however, we do not expect any events to occur that would cause a change to the Company's unrecognized tax benefits within the next twelve months. The future utilization of state NOLs could potentially subject the Company to state examinations prior to the otherwise applicable statute of limitation. States vary in carryforward periods but can extend up to 20 years.

84	Overseas Shipholding Group, Inc.

NOTE 13 — RELATED PARTIES

Transition Services Agreement and Other Spin-off Related Activity

The outstanding amounts related to the transactions between OSG and INSW were as follows:

	Years Ended December 31,
	2018	2017
Receivable from INSW	$34	$372

Receivables due from INSW as of December 31, 2018 are in relation to guarantee fees as discussed below.

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

OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the "OSG LNG Performance Guarantees"). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a per year fee of $145 per year to OSG, which is subject to escalation after 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantees.

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

Reflecting the impact of the Reverse Split Amendment discussed below, each Class A warrant represents the right to purchase one share of Class A common stock, subject in each case to the adjustments as provided pursuant to the terms thereof. The warrants may be exercised at a price per share of Class A common stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039, and will expire thereafter. Until they exercise their warrants, except as otherwise provided in the warrants, the holders of the warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG's reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG's Amended and Restated Certificate of Incorporation). As of December 31, 2018, the Company had 20,603,654 Class A warrants outstanding, convertible into 3,914,694 shares of Class A common stock.

85	Overseas Shipholding Group, Inc.

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

Share and Warrant Repurchases

During the year ended December 31, 2018, in connection with the vesting of restricted stock units in January, February, March and December, the Company repurchased 638,502 shares of Class A common stock at an average cost of $2.15 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

During the year ended December 31, 2017, in connection with the vesting of restricted stock units in March, November and December, the Company repurchased 246,461 shares of Class A common stock at an average cost of $4.55 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

86	Overseas Shipholding Group, Inc.

During the year ended December 31, 2016, in connection with the vesting of restricted stock units in January, March, April and September, the Company repurchased 25,885 shares of Class A common stock at an average cost of $14.06 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

During the year ended December 31, 2016, the Company repurchased 106,350 shares of its Class A common stock in open-market purchases on the NYSE MKT at an average price of $12.23 per share, for a total cost of $1,301. In addition, during the year ended December 31, 2016, the Company repurchased 55,306,351 Class A warrants in private transactions with non-affiliates at an average per share equivalent cost of $11.31 for a total cost of $118,041.

Warrant Conversions

During the years ended December 31, 2018, 2017 and 2016, the Company issued 5,628,650, 7,629,319 and 8,247,648 shares of Class A common stock, respectively, as a result of the exercise of 29,461,648, 40,269,797 and 43,835,170 Class A warrants, respectively.

During the year ended December 31, 2016, the Company issued 7,833 shares of Class B common stock as a result of the exercise of 46,997 Class B warrants.

Management Incentive Compensation Plan and Non-Employee Director Incentive Compensation Plan

On September 23, 2014, the Committee approved the Overseas Shipholding Group, Inc. Management Incentive Compensation Plan (the “Management Compensation Plan”) and the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan (the “Director Plan” and together with the Management Compensation Plan, the “Incentive Plans”). OSG stockholders approved the Incentive Plans on June 9, 2015. On June 6, 2017, at the annual stockholders meeting, the Company's stockholders approved an increase to the maximum number of shares for issuance under the Director Plan by 1,500,000 shares.

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

Director Compensation - Restricted Stock Units and Restricted Common Stock

The Company awarded a total of 170,400 and 253,700 restricted stock units for the years ended December 31, 2018 and 2017, respectively and 74,201 restricted Class A common stock shares during the years ended December 31, 2016, respectively, to its non-employee directors. The weighted average fair value of the Company’s stock on the measurement date of such awards was $3.61 (2018) $2.68 (2017) and $11.64 (2016) per share. Such restricted stock units and restricted Class A common stock shares vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The restricted stock units and restricted Class A

87	Overseas Shipholding Group, Inc.

common stock shares granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Prior to the vesting date, a holder of restricted share awards has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common stockholders generally.

Management Compensation

Restricted Stock Units

During the years ended December 31, 2018, 2017 and 2016, the Company awarded 365,584, 165,017 and 381,922 time-based restricted stock units (“RSUs”) to certain of its employees, including senior officers. The average grant date fair value of these awards was $1.70 (2018), $4.04 (2017) and $9.93 (2016), per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and shall occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

In addition, during the years ended December 31, 2018 and 2017, the Company awarded 688,877 and 103,945 shares, respectively, to certain of its senior officers of the Company's common stock, net of all taxes, which vested immediately. The average grant date fair value of these awards was $1.91 and $2.81.

During the years ended December 31, 2018 and 2017, the Company awarded 142,060 and 63,532 performance-based RSUs, respectively, to its senior officers. Each performance stock unit represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and shall vest as follows: (i) one-half of the target RSUs shall vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus stockholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total stockholder return (“TSR Target”) performance relative to that of a performance index over a three-year TSR performance period. For the 2018 awards, the index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. For the 2017 awards, the index consists of companies that comprise the Standard and Poor’s Transportation Select Index during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.

Both the ROIC Target RSUs and the TSR Target RSUs are subject to an increase up to a maximum of 106,545 and 47,647 target RSUs, respectively, (aggregate 213,090 and 95,294 target RSU’s, respectively) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of December 31, 2018, management believed was considered probable of being achieved. Accordingly, compensation costs have been recognized. The grant date fair value of the performance awards was $1.70 and $4.04 per RSU, respectively.
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

88	Overseas Shipholding Group, Inc.

In addition, during the year ended December 31, 2016, the Company granted 38,547 performance-based RSUs to certain members of senior management. The grant date fair value of the performance awards was determined to be $11.82 per RSU. Each performance stock unit represents a contingent right to receive RSUs based upon certain performance related goals being met and the covered employees being continuously employed through the end of the period over which the performance goals are measured. These performance awards vested on December 31, 2016, subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets no later than March 31, 2017. Achievement of the performance condition in this award was considered probable and accordingly, compensation cost was recognized commencing on March 30, 2016, the grant date of the award. However, as a result of the INSW spin off transaction, the outstanding unvested performance based RSU awards held by the members of senior management that remained with OSG, but terminated employment with the Company shortly after the spinoff date, were forfeited. As noted above, the awards granted to former members of OSG senior management that transitioned to INSW were cancelled.

Stock Options

During the year ended December 31, 2018, the Company awarded 494,118 stock options to one of its senior officers, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.70 per share. The call option value of the options was $0.92 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee's employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

During the years ended December 31, 2017 and 2016, the Company awarded to certain senior officers an aggregate of 135,084 and 528,304 stock options, respectively. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $4.04 per share for 2017 and an exercise price that ranged between $3.73 and $12.69 per share for 2016. The average grant date fair value of the options was $1.89 per option in 2017 and $10.83 per option in 2016. Stock options may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Each stock option will vest in equal installments on each of the first three anniversaries of the award date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option recipient’s employment terminated and (ii) the expiration of the options, provided that if the Optionee’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2018, 2017 and 2016 grants: risk free interest rates of 2.72%, 2.09% and 1.65%, respectively, dividend yields of 0.0%, expected stock price volatility factors of .55, .47 and .40, respectively, and expected lives of 6.0 years.

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

89	Overseas Shipholding Group, Inc.

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

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the restricted shares and RSU awards described above was $1,646, $2,107 and $5,198 during each of the years ended December 31, 2018, 2017 and 2016, respectively.

Activity with respect to restricted common stock and restricted stock units under the Incentive Plans during the three years ended December 31, 2018 is summarized as follows:

Activity for the three years ended December 31, 2018	Class A common shares
Nonvested Shares Outstanding at December 31, 2015	807,989
Granted (1)	614,523
Vested ($2.87 to $21.90 per share) (1)	(1,025,212)
Forfeited	(88,228)
INSW Spin off modification	430,841
Cancellations related to INSW Spin-off	(177,635)
Nonvested Shares Outstanding at December 31, 2016	562,278
Granted	586,194
Vested ($2.28 to $4.04 per share)	(323,086)
Forfeited ($2.48 to $2.97 per share)	(164,387)
Nonvested Shares Outstanding at December 31, 2017	660,999
Granted	1,366,921
Vested ($1.70 to $2.74 per share)	(1,108,180)
Forfeited ($2.39 to $2.44 per share)	(7,425)
Nonvested Shares Outstanding at December 31, 2018	912,315

(1)	Share information has been recast to reflect the 2016 reverse stock split and 2015 stock dividend.

90	Overseas Shipholding Group, Inc.

Activity with respect to stock options under the Incentive Plans during the three years ended December 31, 2018 is summarized as follows:

Activity for the three years ended December 31, 2018	Class A common shares
Options Outstanding at December 31, 2015	268,539
Granted (1)	528,304
Forfeited	(2,674)
Expired	(55,971)
Exercised	—
INSW Spin off modification	581,332
Cancellations related to INSW Spin-off	(205,427)
Options Outstanding at December 31, 2016	1,114,103
Granted	135,804
Forfeited ($2.84 per share)	(140,345)
Expired ($3.35 to $4.00 per share)	(737,669)
Exercised	—
Options Outstanding at December 31, 2017	371,893
Granted	494,118
Options Outstanding at December 31, 2018	866,011
Options Exercisable at December 31, 2018	717,353

(1)	Share information has been recast to reflect the 2016 reverse stock split and 2015 stock dividend.

The weighted average remaining contractual life of the outstanding stock options at December 31, 2018 was 7.92 years. The range of exercise prices of the stock options outstanding at December 31, 2018 was between $1.70 and $5.57 per share (which reflects an adjustment as a result of the stock dividend and reverse spin modification and INSW spin off described above). The weighted average exercise prices of the stock options outstanding at December 31, 2018, 2017 and 2016 were $3.23, $5.27 and $6.69 per share, respectively. Stock options of 494,118 which vested during the year ended December 31, 2018 were “in-the-money.”

Compensation expense as a result of the grants of stock options described above was $255, $281 and $2,243 during each of the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, there was $1,199 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.73 years.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	Years Ended December 31,
	2018	2017
Unrealized losses on derivative instruments	$—	$(112)
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(7,192)	(6,350)
	$(7,192)	$(6,462)

91	Overseas Shipholding Group, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the three years ended December 31, 2018.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total
Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—	300	300
Amounts reclassified from accumulated other comprehensive loss	112	341	453
Adoption of accounting standard - reclassification adjustment to retained earnings (Note 12)	—	(1,483)	(1,483)
Total change in accumulated other comprehensive loss	112	(842)	(730)
Balance as of December 31, 2018	$—	$(7,192)	$(7,192)

Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—	438	438
Amounts reclassified from accumulated other comprehensive loss	907	353	1,260
Total change in accumulated other comprehensive loss	907	791	1,698
Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)

Balance as of December 31, 2015	$(54,620)	$(18,841)	$(73,461)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	(5,982)	(4,055)	(10,037)
Amounts reclassified from accumulated other comprehensive loss	16,293	700	16,993
Distribution of International Seaways, Inc.	43,290	15,055	58,345
Total change in accumulated other comprehensive loss	53,601	11,700	65,301
Balance as of December 31, 2016	$(1,019)	$(7,141)	$(8,160)

92	Overseas Shipholding Group, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the three years ended December 31, 2018.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2018	2017	2016	Statement of Operations Line Item
Unrealized losses on cash flow hedges:
Interest rate swaps entered into by the Company's equity method joint venture investees	—	—	(15,664)	Net (loss)/income from discontinued operations

Interest rate caps entered into by the Company's subsidiaries	(181)	(1,421)	(339)	Interest expense

Interest rate caps entered into by the Company's subsidiaries	—	—	(408)	Net (loss)/income from discontinued operations

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(465)	(666)	(645)	Other expense

Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	—	—	(365)	Net (loss)/income from discontinued operations

Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	166	150	131	Other expense
	(480)	(1,937)	(17,290)	Total before tax
	933	677	297	Tax provision
	$453	$(1,260)	$(16,993)	Total net of tax

The following amounts are included in accumulated other comprehensive loss at December 31, 2018, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $1,845 ($1,458 net of tax) and unrecognized actuarial losses $11,121 ($8,786 net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2019 are a gain of $229 ($181 net of tax) and a loss of $662 ($523 net of tax), respectively.

See Note 10, “Fair Value of Financial Instruments, Derivatives and Fair Value,” for additional disclosures relating to derivative instruments.

93	Overseas Shipholding Group, Inc.

The income tax benefit/(expense) allocated to each component of other comprehensive loss follows:

	Unrealized (losses)/gains on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2018:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$—	$—
Amounts reclassified from accumulated other comprehensive loss	69	—
Total change in accumulated other comprehensive loss	$69	$—

For the year ended December 31, 2017:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$—	$(203)
Amounts reclassified from accumulated other comprehensive loss	(513)	(164)
Total change in accumulated other comprehensive loss	$(513)	$(367)

For the year ended December 31, 2016:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$30	$(388)
Amounts reclassified from accumulated other comprehensive loss	(118)	(179)
Total change in accumulated other comprehensive loss	$(88)	$(567)

NOTE 16 — LEASES

Charters-in

As of December 31, 2018, the Company had commitments to charter in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. Lease expense relating to charters-in is included in charter hire expenses in the consolidated statements of operations. The Company holds options for the charters-in that can be exercised for one, three or five years with the one year option only usable once, while the three and five year options are available forever. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel by vessel basis that can be exercised individually. The option on one of the Company's vessels has been extended until June 2025. For the remaining nine vessels, on December 10, 2018, the Company declared its extensions of the charter agreements. The charter agreements were extended for five of the vessels for additional three year terms ending December 2022 and four of the vessels were extended for additional one year terms ending December 2020.

The future minimum commitments and related number of operating days under these operating leases are as follows:

At December 31, 2018	Amount	Operating Days
2019	$91,338	3,650
2020	89,503	3,580
2021	55,329	2,190
2022	71,819	2,090
2023	9,143	365
Thereafter	13,702	547
Net minimum lease payments	$330,834	12,422

The bareboat charters-in provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter agreements. Because such amounts and the periods impacted are not reasonably estimable, they are not currently reflected in the table above. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term within the next year.

94	Overseas Shipholding Group, Inc.

Charters-out

The future minimum revenues, before reduction for brokerage commissions and which include rent escalations, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

At December 31, 2018	Amount	Revenue Days
2019	$217,679	4,084
2020	42,032	543
2021	26,624	324
2022	30,675	365
2023	31,405	365
Thereafter	46,059	521
Net minimum lease receipts	$394,474	6,202

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

The future minimum commitments under lease obligations for office space as of December 31, 2018 and for each of the next five years ended December 31 and thereafter, are as follows:

At December 31, 2018	Amount
2019	$658
2020	630
2021	631
2022	649
2023	474
Thereafter	1,186
Net minimum lease payments	$4,228

The rental expense for office space, which is included in general and administrative expenses in the consolidated statements of operations, amounted to $659 in 2018, $647 in 2017 and $1,324 in 2016.

NOTE 17 — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

For the years ended December 31, 2018 and 2017, pension and other benefit liabilities are included in other liabilities in the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2018, the Maritrans Plan is the only domestic defined benefit pension plan in existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and

95	Overseas Shipholding Group, Inc.

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

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act Zone Status			Contributions made by the Company
Pension Plan	EIN / Pension Plan Number	2018	2017	Rehabilitation Plan Status	2018	2017	2016
AMO Pension Plan	13-1936709	Yellow (1)	Yellow (1)	Implemented	$880	$984	$1,015

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	1,450	1,411	1,406

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	345	400	434
				Total contributions	$2,675	$2,795	$2,855

(1)	A "Yellow" Zone Status plan is a plan that has a funding ratio between 65% and 80%. A "Green" Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2018 and any future contributions are subject to negotiations between the employers and the unions.

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

96	Overseas Shipholding Group, Inc.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2017, the Company’s estimated withdrawal liability would have been approximately $23,985 had the Company elected to withdraw from the plan in 2018. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2017, the Company’s estimated withdrawal liability would have been approximately $21,592 had the Company elected to withdraw from the plan in 2018. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2018.

The SIU – Tanker Agreement, SIU – Tug Agreement, AMO and MEBA collective bargaining agreements expire in June 2022 and March 2021, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the three years ended December 31, 2018.

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

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$48,500	$47,468	$4,548	$4,094
Cost of benefits earned (service cost)	—	—	119	113
Interest cost on benefit obligation	1,673	1,830	142	165
Actuarial (gains)/losses	(3,456)	1,788	(1,206)	389
Benefits paid	(2,702)	(2,586)	(202)	(213)
Benefit obligation at year end	44,015	48,500	3,401	4,548
Change in plan assets:
Fair value of plan assets at beginning of year	35,591	32,013	—	—
Actual return on plan assets	(1,882)	5,082	—	—
Employer contributions	922	1,082	202	213
Benefits paid	(2,702)	(2,586)	(202)	(213)
Fair value of plan assets at year end	31,929	35,591	—	—
Unfunded status at December 31	$(12,086)	$(12,909)	$(3,401)	$(4,548)

97	Overseas Shipholding Group, Inc.

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2018	2017
Projected benefit obligation	$44,015	$48,500
Accumulated benefit obligation	44,015	48,500
Fair value of plan assets	31,929	35,591

Information for defined benefit pension plans and other postretirement benefit plans net periodic cost/(benefit) follows:

	Pension Benefits			Other Benefits
For the year ended December 31,	2018	2017	2016	2018	2017	2016
Components of expense:
Cost of benefits earned	$—	$—	$—	$119	$113	$138
Interest cost on benefit obligation	1,673	1,830	1,893	142	165	189
Expected return on plan assets	(2,517)	(2,258)	(2,309)	—	—	—
Amortization of prior-service costs	—	—	—	(229)	(229)	(271)
Recognized net actuarial loss	483	688	688	45	56	97
Curtailment	—	—	97	—	—	(149)
Net periodic benefit cost	$(361)	$260	$369	$77	$105	$4

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2018	2017	2018	2017
Discount rate	4.25%	3.55%	4.40%	3.70%

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits			Other Benefits
For the year ended December 31,	2018	2017	2016	2018	2017	2016
Discount rate	3.55%	3.95%	4.00%	3.70%	4.15%	4.25%
Expected (long-term) return on plan assets	7.25%	7.25%	7.25%	—	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 7.00% as of December 31, 2018, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2027. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2018	$50	$(35)
Effect on postretirement benefit obligation as of December 31, 2018	$442	$(255)

98	Overseas Shipholding Group, Inc.

Expected benefit payments are as follows:

	Pension Benefits	Other Benefits
2019	$2,842	$168
2020	2,935	168
2021	3,016	167
2022	3,047	173
2023	3,095	179
Years 2024-2027	15,817	942
Total	$30,752	$1,797

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2018, by asset category are as follows:

Description	Fair Value	Level 1
Cash and cash equivalents	$466	$466
Equity securities:
Large cap exchange traded fund	11,595	11,595
Small company - mid value	1,767	1,767
Small company - mid growth	1,804	1,804
International value	2,182	2,182
International growth	2,302	2,302
Fixed income and preferred stock:
Intermediate term bond fund	11,764	11,764
Small company - mid value - preferred stock	49	49
Total	$31,929	$31,929

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

The Company contributed $921, $1,082 and $0 to the Maritrans Plan in 2018, 2017 and 2016, respectively. The Company expects to make contributions of approximately $721 to the Maritrans Plan in 2019.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company's contributions to the plan were $1,956 and $2,244 for the years ended December 31, 2018 and 2017, respectively.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined

99	Overseas Shipholding Group, Inc.

contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2018 and 2017 were not material.

NOTE 18 — OTHER EXPENSE

Other expense consists of:

	Years Ended December 31,
	2018	2017	2016
Investment income:
Interest	$1,970	$1,183	$534
Gain on sale of investments	—	—	46
	1,970	1,183	580
Loss on repurchases and extinguishment of debt (1)	(3,399)	(3,237)	(2,988)
Pension and post retirement items (2)	532	128	(290)
OSG LNG performance guarantee fees	135	135	—
Miscellaneous—net	3	38	17
	$(759)	$(1,753)	$(2,681)

(1)	See Note 9, “Debt,” for disclosures relating to loss on repurchase of debt.

(2)
As discussed further in Note 3, “Summary of Significant Accounting Policies,” the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), on January 1, 2018. Accordingly, the prior periods have been adjusted to conform to current period presentation.

NOTE 19 — SEVERANCE COSTS AND AGREEMENTS WITH EXECUTIVE OFFICERS

Severance

Severance related costs are recognized over the period commencing on the date on which the affected employees are notified and ending on the date when required services are completed.

Activity relating to the reserves for the severance arrangements incurred during the three years ended December 31, 2018 is summarized as follows:

Balance at December 31, 2016	$7,694
Utilized	(6,440)
Balance at December 31, 2017	1,254
Utilized	(1,188)
Balance at December 31, 2018	$66

The above table excludes related professional fees which are expensed as incurred.

Severance costs for termination benefits and share based compensation costs recognized during the year ended December 31, 2016 were as follows:

	Termination Benefits	Share Based Payment Expense	Total Severance Charges
Terminations as a result of spin-off and related restructuring	$8,218	$4,778	$12,996

See below for additional discussion on termination agreements with executive officers. Charges relating to employee termination benefits and severance are presented separately in the consolidated statement of operations.

100	Overseas Shipholding Group, Inc.

Agreements with Executive Officers

On December 29, 2016 Captain Ian T. Blackley stepped down from his role as President, Chief Executive Officer and Director of the Company. In connection with his departure from the Company, Captain Blackley entered into a letter agreement with the Company that provides for a general release and waiver of claims against the Company in addition to the payment of certain benefits that were consistent with the terms of his employment agreement, as amended including: (a) a cash payment of $1,350 in substantially equal installments over a period of twenty-four (24) months; (b) a lump sum cash payment of $3,214; (c) a lump sum cash payment of $475 pursuant to the Company’s Retention Bonus Plan; and (d) any benefits to which he is entitled under the Company’s nonqualified supplemental savings plan. Captain Blackley also received accelerated vesting of time-based equity awards. Charges recognized as part of severance costs in relation to the accelerated vesting of his time-based equity awards totaled $2,313. During the years ended December 31, 2018 and 2017, severance related amounts of $675 and $5,333, respectively, were paid to Captain Blackley.

On December 29, 2016, Mr. Rick Oricchio stepped down from his role as Senior Vice President and Chief Financial Officer of the Company. In connection with his departure, Mr. Oricchio entered into a letter agreement with the Company containing, among other things, a general release and waiver of claims against the Company, in addition to the payment of certain benefits that were consistent with the terms of his employment agreement, as amended including: (a) a cash payment of $475 in substantially equal installments over a period of twelve months; (b) a lump sum cash payment of $1,012; (c) the pro rata portion of Mr. Oricchio’s second anniversary bonus in a lump sum cash payment of $386 and (d) Mr. Oricchio’s annual incentive bonus for fiscal year 2016, to be determined based on actual performance of previously established performance metrics and paid in accordance with the Company’s normal practice. Mr. Oricchio also received accelerated vesting of time-based equity awards. Charges recognized as part of severance costs in relation to the accelerated vesting of his time-based equity awards totaled $1,676. During the year ended December 31, 2017, severance related amounts of $3,342 were paid to Mr. Oricchio. For the year ended December 31, 2018, severance related amounts paid to Mr. Oricchio were not material.

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

101	Overseas Shipholding Group, Inc.

NOTE 20 — 2018 AND 2017 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2018
Shipping revenues	$101,030	$95,367	$80,536	$89,230
Gain on disposal of vessels and other property, including impairments (1)	—	—	—	(877)
Income/(loss) from vessel operations	13,571	10,529	(4,127)	3,913
Interest expense	(8,076)	(7,497)	(7,828)	(7,489)
(Provision)/benefit for taxes from continuing operations (2)	(1,202)	(362)	23,385	(4,107)
Net income/(loss)	3,662	3,055	11,948	(5,176)
Basic and Diluted net income/(loss) per share - Class A	$0.04	$0.03	$0.13	$(0.05)

(1)	As discussed in Note 6, “Vessels, Other Property and Deferred Drydock,” the Company recognized a gain on the sale of two ATBs.

(2)
As discussed in Note 12, “Taxes,” the Company recognized a tax benefit of $21,720 in the third quarter of 2018 related to the completion of the IRS' examination of the Company's tax returns for fiscal years 2012 through 2015.

Selected Financial Data for the Quarter Ended	March 31,	June 30,	Sept. 30,	Dec. 31,
2017
Shipping revenues	$108,116	$96,225	$93,270	$92,815
Loss on disposal of vessels and other property, including impairments (1)	—	—	7,353	5,847
Income from vessel operations(2)	19,383	14,345	559	(339)
Interest expense	(9,357)	(9,445)	(9,474)	(9,125)
Reorganization items, net	(235)	(9)	46	8
(Provision)/benefit for taxes from continuing operations (3)	(3,569)	(1,593)	3,110	59,679
Net income/(loss)	5,429	3,211	(6,307)	53,645
Basic and Diluted net income/(loss) per share - Class A	$0.06	$0.04	$(0.07)	$0.61

(1)
As discussed in Note 6, “Vessels, Other Property and Deferred Drydock,” the Company recognized a loss on the sale of an ATB. In addition, as discussed in Note 10, "Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures," the Company recorded an impairment charge to write down the carrying values of five ATBs to their estimated fair values as of December 31, 2017.

(2)
As discussed further in Note 3, “Summary of Significant Accounting Policies,” the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASC 715), on January 1, 2018. Accordingly, the prior periods have been adjusted to conform to current period presentation.

(3)
As discussed in Note 12, “Taxes,” the Company has recognized a one-time non-cash tax benefit of approximately $54,300 in the fourth quarter of the fiscal year ended December 31, 2017. This tax benefit is based on the Company’s assessment of the impact of the TCJA, which reduced the federal corporate income tax rate from 35.0% to 21.0%.

NOTE 21 — COMMITMENTS AND CONTINGENCIES

At December 31, 2018, the Company had aggregate capital commitments of $155,237, net of progress payments already made aggregating $21,323, for the construction of four vessels: two tankers scheduled for delivery in September 2019 and two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these vessels require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date, and the Company expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing, but the Company has not yet obtained the necessary financing.

102	Overseas Shipholding Group, Inc.

Class Action Lawsuits and Derivative Actions

The Company has fully and finally resolved all potential direct claims by members of the putative class of securities claimants relating to the bankruptcy filing of November 14, 2012 through a settlement effectuated through the Equity Plan, which became effective on August 5, 2014. Under the terms of that settlement, the Equity Plan provided for full satisfaction of the claims of the putative class and all payments have been made, with no actions remaining to be taken. On December 2, 2015, the United States District Court for the Southern District (the “Southern District”) entered orders that approved the settlements relating to the class action and orders of judgment dismissing the remaining defendants from the action. The Equity Plan and orders of the Bankruptcy Court foreclose the defendants in the Southern District from pursuing any other or further remedies against the Company.

See Note 2, “Chapter 11 Filing and Emergence from Bankruptcy,” for additional information relating to these matters.

Proskauer Action

On February 23, 2014, Proskauer and four of its partners (the “Proskauer Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York (the “Supreme Court”) against certain of the Company’s former officers relating to the Company’s malpractice suit against Proskauer and certain of its partners filed on November 18, 2013 in the Bankruptcy Court. On March 3, 2016, pursuant to a settlement agreement with the Proskauer Plaintiffs, the Supreme Court entered an order discontinuing the Proskauer action with prejudice, which order has become final and nonappealable.

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

NOTE 22 — REVENUE RECOGNITION

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

For the year ended December 31, 2018, revenues increased by $1,418, net income increased by $1,101 and basic and diluted net income per share increased by $0.01 as a result of applying ASC 606.

Shipping Revenues

Revenues are recognized when control of the promised services are transferred to the Company's customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the non-cancellable contract term. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. While there are lease and service (non-lease) components related to time charter contracts, the predominant component of the contract is the charterer’s lease of the vessel. The non-lease components of the contract have the same timing and pattern of transfer as the underlying lease component; therefore, the Company recognizes revenue related to this service ratably over the life of the contract term.

Voyage Charter Revenues

The Company enters into voyage charter contracts, which are charters under which a customer pays a transportation charge, voyage freight, for the movement of a specific cargo between two or more specified ports. The Company's performance obligation under voyage charters, which consists of moving cargo from a load port to a discharge port, is satisfied over time. Accordingly, under ASC 606, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. The transaction price is in the form of a fixed fee at contract inception, which is the transportation charge. Voyage charter contracts also include variable consideration primarily in the form of demurrage, which is additional revenue the Company receives for delays experienced in loading or unloading cargo that are not deemed to be the responsibility of the Company, calculated in accordance with specific charter terms. The Company does not include demurrage in the transaction price for voyage charters as it is considered constrained since it is highly susceptible to factors outside the Company's influence. Examples of when demurrage is incurred include unforeseeable weather conditions and

104	Overseas Shipholding Group, Inc.

security regulations at ports. The uncertainty related to this variable consideration is resolved upon the completion of the voyage, the duration of which is generally less than 30 days.

U.S. Maritime Security Program

Two of the Company's reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program ("MSP"), which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The Company considers the MSP contract with the U.S. government a service arrangement under ASC 606. Under this arrangement, the Company receives an annual operating-differential subsidy pursuant to the Merchant Marine Act of 1936 for each participating vessel, subject in each case to annual congressional appropriations. The subsidy is intended to reimburse owners for the additional costs of operating U.S. Flag vessels; therefore, the Company has presented this subsidy as an offset to vessel expenses.

Contracts of Affreightment

The Company enters into contracts of affreightment for lightering services and other arrangements based on number of voyages. These contracts are service contracts within the scope of ASC 606 for which underlying performance obligations to transport crude oil are satisfied over time.

The Company’s contracts of affreightment include a fixed monthly or annual minimum barrel volume requirement. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement. These contract minimums represent fixed consideration within the contract which is recognized as the product is transferred over time. The Company updates the total transaction price in accordance with changes in total volume expected to be delivered. The Company will adjust revenue recognized for any minimum volume unexercised right.

Contracts of affreightment provide the charterer with options to purchase additional transportation services. If the option is not considered a material right, the Company recognizes revenue related to the optional services at the contractual rate as the product is transferred over time. If the option is considered a material right, the Company updates the estimated total transaction price of the contract as the material right is exercised.

The optional transport services provided to the charterer under these arrangements are consistent with the services provided before the option is elected. Accordingly, the Company applies the practical alternative to allocate the transaction price to the material right. As a result, the Company may recognize revenue related to contracts of affreightment at an amount which is different to the invoiced amount if the Company’s estimated volume to be transported under the contract is in excess of the contractual minimum.

Contracts of affreightment also include variable consideration primarily related to demurrage. The Company does not include this variable consideration in the transaction price for these contracts as the consideration is constrained since the obligation to deliver this service is outside the control of the Company. The uncertainty related to this variable consideration is resolved with the customer over the course of the contract term as individual voyages discharge. Revenue generated by contracts of affreightment is included within voyage charter revenues on the consolidated statements of operations.

Disaggregated Revenue

The Company has disaggregated revenue from contracts with customers into categories which depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Consequently, the disaggregation below is based on contract type. Since the terms within these contract types are generally standard in nature, further disaggregation would not result in increased insight into the economic factors impacting revenue and cash flows.

105	Overseas Shipholding Group, Inc.

The following table shows the Company's shipping revenues disaggregated by nature of the charter arrangement for the year ended December 31, 2018:

Year Ended December 31,
2018
Time charter revenues	$213,923
Voyage charter revenues (1)	83,542
Contracts of affreightment revenues	68,698
Total shipping revenues (2)	$366,163

(1)	Voyage charter revenues include approximately $7,600 of revenue related to short-term time charter contracts in 2018.

(2)
Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. Revenue related to contracts of affreightment in fiscal years 2016 and 2017 have been included within voyage charter revenues.

Contract Balances

As of December 31, 2018 and 2017, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $12,515 and $22,860, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For contracts of affreightment, the Company invoices the customer monthly based on the greater of either cargo transported or the monthly minimum volume requirement in the contract. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At December 31, 2018, the costs related to voyages that were not yet completed were not material.

Additionally, these contracts include out of pocket expense (i.e. fuel, port charges, canal tolls) incurred by the entity in fulfilling its performance obligation which are reimbursed by the charterer at cost. The reimbursement for these fulfillment costs have been included in the Company's estimated transaction price for the contract and recognized as revenue when performance obligations are satisfied.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, there was an aggregate amount of $64,687 of revenue under contracts of affreightment greater than a year which the Company will be entitled to providing services in the future. The Company expects to recognize revenue of approximately $38,698 in 2019, $22,070 in 2020 and $3,919 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s best estimate of future services and do not include consideration related to future purchase options which are uncertain.

Practical Expedients and Exemptions

The Company’s voyage charter contracts and some of the Company’s contracts of affreightment have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient which provides the Company with the ability to not disclose the portion of the transaction price allocated to the remaining performance obligations within these contracts.

For voyage charters, the Company expenses broker commissions, which are costs of obtaining a contract, when incurred because the amortization period is less than one year. The Company records these costs within voyage expenses in the consolidated statements of operations.

106	Overseas Shipholding Group, Inc.

For contracts that were modified before the adoption date, the Company has not retrospectively restated the contract for those contract modifications.

107	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), cash flows and changes in equity/(deficit) for each of the two years ended in the period December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Tampa, Florida
March 14, 2019

108	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Overseas Shipholding Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Overseas Shipholding Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), cash flows and changes in equity/(deficit) for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tampa, Florida
March 14, 2019

109	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Overseas Shipholding Group, Inc.

In our opinion, the accompanying consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit) and cash flows for the year ended December 31, 2016 present fairly, in all material respects, the results of operations and cash flows of Overseas Shipholding Group, Inc. and its subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of condensed financial information of parent company listed in the index appearing in Item 15(a)(2) for the year ended December 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, NY
March 9, 2017, except for the change in the manner in which the Company accounts for pension costs and restricted cash discussed in Note 3 to the consolidated financial statements, as to which the date is March 14, 2019

110	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

111	Overseas Shipholding Group, Inc.

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

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	60	President and CEO	December 2016
Richard Trueblood	73	Vice President and Chief Financial Officer	July 2017
Susan Allan	56	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	49	Vice President and Chief Operations Officer	December 2016
Damon Mote	51	Vice President and Chief Administrative Officer	December 2016

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

Richard Trueblood, CPA, was appointed as Chief Financial Officer of OSG in December 2017, following his appointment as our interim CFO in July 2017. Mr. Trueblood has been the interim CFO for OSG since July 2017. Prior to OSG, he was a Partner in the Florida CFO Group providing interim and project Chief Financial Officer services to companies such as the technology start-up Heliotrope Technologies, Inc. He has been CFO at Advent Solar Inc. and Troon Golf LLC. He has extensive experience with equity and debt financing with companies at all stages of development including NYSE listed Promus Hotel Corporation where he was Senior Vice President - Finance. Mr. Trueblood was a partner at KPMG where he provided extensive services to clients in strategic business management, mergers and acquisitions, divestitures and SEC compliance. While at KPMG, he led the real estate practices in Boston, Massachusetts and Orange County, California. He also served as a director for UMB Bank Arizona, N.A. for eight years. Mr. Trueblood holds a Bachelor of Science degree from Bentley University.

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

112	Overseas Shipholding Group, Inc.

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

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

113	Overseas Shipholding Group, Inc.

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2018 and 2017.

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	I – Condensed Financial Information of Parent Company (refer to page 125)
All other schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

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

114	Overseas Shipholding Group, Inc.

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

115	Overseas Shipholding Group, Inc.

10.4	First Amendment, dated as of June 3, 2015, to the DTL Credit Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

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

116	Overseas Shipholding Group, Inc.

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

117	Overseas Shipholding Group, Inc.

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

118	Overseas Shipholding Group, Inc.

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

*10.56	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

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

*10.59	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.60	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement, Form "Stock Bonus Shares".

*10.61	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.62	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

*10.63	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restrictive Stock Unit Grant Agreement, Form "TB-Officer".

119	Overseas Shipholding Group, Inc.

*10.64	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form "PB-TSR".

*10.65	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form "PB-ROIC".

*10.66	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

*10.67	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.68	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer 20_.

*10.69	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB 20_-ROIC.

*10.70	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR 20_.

*10.71
Employment Agreement dated as of December 15, 2018 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 15, 2018 and incorporated herein by reference).

10.72
Term Loan Credit Agreement dated as of December 21, 2018, among the Registrant, certain subsidiaries of the Registrant, various lenders, PGIM, Inc., as arranger and administrative agent, The Prudential Insurance Company of America and Ally Bank, as co-syndication agents, AB Private Credit Investors Corporation, as documentation agent, PGIM, Inc., as collateral agent and mortgage trustee (the “Term Loan Credit Agreement”) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 10-K dated December 21, 2018 and incorporated herein by reference).

10.73
Second Amendment, dated as of December 21, 2018, to the ABL Credit Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 21, 2018 and incorporated herein by reference).

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

120	Overseas Shipholding Group, Inc.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None

121	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2019

OVERSEAS SHIPHOLDING GROUP, INC.
By:	/s/ RICHARD TRUEBLOOD
Richard Trueblood
Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Samuel H. Norton and Richard Trueblood, and each of them, as his agents and attorneys-in-fact, in his name, place and stead in all capacities, to sign and file with the SEC any amendments to this report and any exhibits and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact or either of them may lawfully do or cause to be done by virtue of this power of attorney.

122	Overseas Shipholding Group, Inc.

Name	Date

/s/ SAMUEL H. NORTON	March 14, 2019
Samuel H. Norton, Principal
Executive Officer and Director

/s/ DOUGLAS D. WHEAT	March 14, 2019
Douglas D. Wheat, Director

/s/ JOHN P. REDDY	March 14, 2019
John P. Reddy, Director

/s/ JOSEPH I. KRONSBERG	March 14, 2019
Joseph I. Kronsberg, Director

/s/ JULIE E. SILCOCK	March 14, 2019
Julie E. Silcock, Director

/s/ ANJA L. MANUEL	March 14, 2019
Anja L. Manuel, Director

/s/ GARY EUGENE TAYLOR	March 14, 2019
Gary Eugene Taylor, Director

/s/ TY E. WALLACH	March 14, 2019
Ty E. Wallach, Director

123	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
OVERSEAS SHIPHOLDING GROUP, INC.
CONDENSED BALANCE SHEETS
DOLLARS IN THOUSANDS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$69,655	$40,838
Restricted cash	59	58
Income taxes recoverable	5,514	113
Receivable from INSW	34	65
Prepaid expenses and other current assets	489	582
Total Current Assets	75,751	41,656
Restricted cash	165	217
Investments in subsidiaries	301,942	358,064
Intercompany receivables	27,961	3,279
Other assets	—	1
Total Assets	$405,819	$403,217

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,766	$2,144
Total Current Liabilities	1,766	2,144
Reserve for uncertain tax positions	218	3,205
Long-term debt	687	685
Deferred income taxes	73,367	83,671
Intercompany payables	313	274
Total Liabilities	76,351	89,979

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 84,834,790 and 78,277,669 shares issued and outstanding)	848	783
Paid-in additional capital	587,826	584,675
Accumulated deficit	(252,014)	(265,758)
	336,660	319,700
Accumulated other comprehensive loss	(7,192)	(6,462)
Total Equity	329,468	313,238
Total Liabilities and Equity	$405,819	$403,217

See notes to condensed financial statements

124	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
OVERSEAS SHIPHOLDING GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2018	2017	2016
Operating Expenses
General and administrative	$55	$(134)	$698
Total operating expenses	55	(134)	698
Equity in (loss)/income from subsidiaries	(5,461)	6,575	(63,698)
Operating (loss)/income from continuing operations	(5,516)	6,709	(64,396)
Other income/(expense)	854	(2,504)	(2,363)

(Loss)/income from continuing operations before interest expense, reorganization items, net and income taxes	(4,662)	4,205	(66,759)
Interest expense	(247)	(5,664)	(10,323)
Loss from continuing operations before reorganization items, net and income taxes	(4,909)	(1,459)	(77,082)
Reorganization items, net	—	(190)	10,925
Loss from continuing operations before income taxes	(4,909)	(1,649)	(66,157)
Income tax benefit	18,398	57,627	65,098
Net income/(loss) from continuing operations	13,489	55,978	(1,059)
Net loss for discontinued operations	—	—	(292,555)
Net income/(loss)	13,489	55,978	(293,614)

Other comprehensive income/(loss), net of tax:
Change in unrealized losses on cash flow hedges	112	907	10,311
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service cost	(262)	(157)	(60)
Net change in unrecognized actuarial gain/(losses)	903	948	(3,295)
Other comprehensive income	753	1,698	6,956
Comprehensive income/(loss)	$14,242	$57,676	$(286,658)

See notes to condensed financial statements

125	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
OVERSEAS SHIPHOLDING GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net cash (used in)/provided by operating activities	$(21,988)	$(13,787)	$202,989

Cash Flows from Investing Activities:
Distributions from subsidiaries	51,323	50,000	51,832
Net cash provided by investing activities	51,323	50,000	51,832

Cash Flows from Financing Activities:
Payments on debt	—	—	(39,319)
Extinguishment of debt	—	(84,170)	—
Repurchases of common stock and common stock warrants	—	—	(119,343)
Cash dividends paid	—	—	(31,910)
Tax withholding on share-based awards	(569)	(1,157)	—
Net cash used in financing activities	(569)	(85,327)	(190,572)

Net increase/(decrease) in cash and cash equivalents (Note G)	28,766	(49,114)	64,249
Cash, cash equivalents and restricted cash at beginning of year (Note G)	41,113	90,227	25,978
Cash, cash equivalents and restricted cash at end of year (Note G)	$69,879	$41,113	$90,227

See notes to condensed financial statements

126	Overseas Shipholding Group, Inc.

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

NOTE C—DEBT:

Long-term debt consists of the following:

	Years Ended December 31,
	2018	2017
7.5% Election 2 notes due 2021, net of unamortized discount and deferred costs of $4 and $6	$297	$295
7.50% notes due 2024	390	390
	$687	$685

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

127	Overseas Shipholding Group, Inc.

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

NOTE D—RELATED PARTY TRANSACTIONS:

The financial statements of the Parent included related party transactions as presented in the tables below:

	Years Ended December 31,
	2018	2017	2016
General and administrative expenses reimbursed to/(by) subsidiaries
International Seaways, Inc. - Discontinued Operations (1)	$—	$—	$(7,838)
OSG Bulk Ships, Inc. (1)	(5,452)	(6,715)	(17,321)
Net reduction in general and administrative expenses	$(5,452)	$(6,715)	$(25,159)

(1)
According to the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" signed by the Parent and its subsidiaries, effective August 5, 2014, certain overhead costs paid by the Parent on behalf of INSW and OBS are allocated to such subsidiaries.

	Years Ended December 31,
	2018	2017	2016
Equity in income/(loss) of subsidiaries
OSG Bulk Ships, Inc.	$(5,461)	$6,576	$(63,744)
OSG Financial Corp.	—	(1)	46
Total	$(5,461)	$6,575	$(63,698)

On November 30, 2016, the Parent completed the separation of its business into two independent publicly-traded companies through the spin-off of its then wholly-owned subsidiary INSW. Income/(loss) from the discontinued operations of INSW during the eleven months ended November 30, 2016 was $(292,555). For additional information regarding the spin-off, see Note 1, “Basis of Presentation and Description of Business,” and Note 5, “Discontinued Operations,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2018	2017
Intercompany receivables:
OSG Ship Management (Tampa)	$23,992	$2,086
OSG Bulk Ships, Inc.	3,969	1,193
Total	$27,961	$3,279

Intercompany receivables principally represent outstanding balances due from the subsidiaries in accordance with the "Shared Services and Cost Sharing Agreement" and the "Cost Sharing Agreement" effective August 5, 2014.

	Years Ended December 31,
	2018	2017
Intercompany payables:
OSG Ship Management Inc.	$195	$157
OSG Financial Corp.	118	117
Total	$313	$274

128	Overseas Shipholding Group, Inc.

During 2018 and 2017, OBS paid cash distributions to the Parent of $51,323 and $50,000, respectively. The return of capital distributions received by the Parent are reflected in the condensed statement of cash flows as cash flows from investing activities.

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

Receivables of $34 and $65 due from INSW as of December 31, 2018 and 2017, respectively, are primarily in relation to amounts owed pursuant to the Separation and Distribution Agreement, as described in Note 5, “Discontinued Operations.”

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

NOTE G —RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for information with respect to the Parent’s adoption of new accounting standards.

129	Overseas Shipholding Group, Inc.