Form 10-Q
period 2019-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2019-05-10
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if smaller reporting company)	Emerging growth company ☐
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock (par value $0.01 per share)	OSG	New York Stock Exchange
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of May 6, 2019: Class A common stock, par value $0.01 – 85,292,751 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 6, 2019 for the purchase of 3,907,153 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,602	$80,417
Restricted cash	59	59
Voyage receivables, including unbilled of $8,400 and $10,160	26,799	16,096
Income tax receivable	505	439
Other receivables	1,452	3,027
Prepaid expenses	1,751	9,886
Inventories and other current assets	2,465	2,456
Total Current Assets	108,633	112,380
Vessels and other property, less accumulated depreciation	598,407	597,659
Deferred drydock expenditures, net	24,105	26,099
Total Vessels, Other Property and Deferred Drydock	622,512	623,758
Restricted cash - non current	140	165
Investments in and advances to affiliated companies	38	3,585
Intangible assets, less accumulated amortization	35,267	36,417
Operating lease right-of-use assets	247,262	—
Other assets	50,411	51,425
Total Assets	$1,064,263	$827,730

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$30,571	$34,678
Current portion of operating lease liabilities	81,897	—
Current installments of long-term debt	26,306	23,240
Total Current Liabilities	138,774	57,918
Reserve for uncertain tax positions	218	220
Noncurrent operating lease liabilities	181,211	—
Long-term debt	315,211	322,295
Deferred income taxes, net	73,373	73,365
Other liabilities	21,463	44,464
Total Liabilities	730,250	498,262

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 85,292,751 and 84,834,790 shares issued and outstanding)	853	848
Paid-in additional capital	589,086	587,826
Accumulated deficit	(248,817)	(252,014)
	341,122	336,660
Accumulated other comprehensive loss	(7,109)	(7,192)
Total Equity	334,013	329,468
Total Liabilities and Equity	$1,064,263	$827,730

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Shipping Revenues:

Time and bareboat charter revenues	$63,120	$53,895
Voyage charter revenues	24,617	47,135
	87,737	101,030

Operating Expenses:
Voyage expenses	4,984	12,252
Vessel expenses	32,446	33,505
Charter hire expenses	22,298	22,547
Depreciation and amortization	12,478	12,372
General and administrative	5,674	6,783
Loss on disposal of vessels and other property, including impairments	117	—
Total operating expenses	77,997	87,459
Operating income	9,740	13,571
Other income/(expense)	355	(631)
Income before interest expense, reorganization items and income taxes	10,095	12,940
Interest expense	(6,506)	(8,076)
Income before income taxes	3,589	4,864
Income tax provision	(392)	(1,202)
Net income	$3,197	$3,662

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,004,947	88,105,439
Diluted - Class A	89,421,143	88,620,596
Per Share Amounts:
Basic and diluted net income - Class A	$0.04	$0.04

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net income	$3,197	$3,662
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	—	112
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(17)	(32)
Net change in unrecognized actuarial losses	100	135
Other comprehensive income	83	215
Comprehensive income	$3,280	$3,877

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,197	$3,662
Items included in net income not affecting cash flows:
Depreciation and amortization	12,478	12,372
Loss on disposal of vessels and other property, including impairments	117	—
Amortization of debt discount and other deferred financing costs	510	1,106
Compensation relating to restricted stock awards and stock option grants	309	793
Deferred income tax provision	111	1,492
Other – net	231	645
Distributed earnings of affiliated companies	3,548	3,747
Payments for drydocking	(1,342)	(2,037)
Changes in operating assets and liabilities	(8,040)	(1,789)
Loss on extinguishment of debt, net	—	981
Net cash provided by operating activities	11,119	20,972
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(10,910)	—
Expenditures for other property	(588)	—
Net cash used in investing activities	(11,498)	—
Cash Flows from Financing Activities:
Payments on debt	(4,167)	(28,166)
Extinguishment of debt	—	(47,000)
Tax withholding on share-based awards	(294)	(359)
Net cash used in financing activities	(4,461)	(75,525)
Net decrease in cash, cash equivalents and restricted cash	(4,840)	(54,553)
Cash, cash equivalents and restricted cash at beginning of period	80,641	166,269
Cash, cash equivalents and restricted cash at end of period	$75,801	$111,716
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit		Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)		$(6,462)	$313,238
Adoption of accounting standard	—	—	(1,228)		—	(1,228)
Net income	—	—	3,662		—	3,662
Other comprehensive income	—	—	—		215	215
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	4	(363)	—	—	—	(359)
Compensation related to Class A options granted and restricted stock awards	—	1,731	—		—	1,731
Balance at March 31, 2018	$787	$586,043	$(263,324)		$(6,247)	$317,259

Balance at December 31, 2018	$848	$587,826	$(252,014)		$(7,192)	$329,468
Net income	—	—	3,197		—	3,197
Other comprehensive income	—	—	—		83	83
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(299)	—		—	(294)
Compensation related to Class A options granted and restricted stock awards	—	1,559	—		—	1,559
Balance at March 31, 2019	$853	$589,086	$(248,817)		$(7,109)	$334,013

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 85,292,751 Class A shares outstanding as of March 31, 2019.

(2)	Includes 20,563,962 outstanding Class A warrants as of March 31, 2019.

(3)	Amounts are net of tax.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).
Note 2 — Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with terms greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of operations and the statement of cash flows is largely unchanged from current GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02.

The Company adopted the standard using the modified retrospective approach effective January 1, 2019. The Company's lease portfolio is primarily comprised of vessels chartered-in and office space. As a result of adopting this standard, the Company recorded right of use assets of $264,546 and right of use liabilities of $280,407 at January 1, 2019. The adoption of this standard did not impact the Company's accumulated deficit, consolidated statements of operations or consolidated statements of cash flows.

The Company applied the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Also, the Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet. Finally, the Company implemented changes to processes and internal controls to meet the standard's updated reporting and disclosure requirements.

See Note 10, “Leases,” for additional accounting policy and transition disclosures.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 15, 2020 and is required to be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for issuance. The Company plans to adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to maturity debt securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt the standards on January 1, 2020. Management is currently reviewing the impact of the adoption of this accounting standard on the Company's consolidated financial statements.

Note 3 - Revenue Recognition

Shipping Revenues

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancellable contract term. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. While there are lease and service (non-lease) components related to time charter contracts, the predominant component of the contract is the charterer’s lease of the vessel. The non-lease components of the contract have the same timing and pattern of transfer as the underlying lease component; therefore, the Company recognizes revenue related to this service ratably over the life of the contract term.

Voyage Charter Revenues

The Company enters into voyage charter contracts, under which the customer pays a transportation charge, voyage freight, for the movement of a specific cargo between two or more specified ports. The Company's performance obligation under voyage charters, which consists of moving cargo from a load port to a discharge port, is satisfied over time. Accordingly, under ASC 606, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. The transaction price is in the form of a fixed fee at contract inception, which is the transportation charge. Voyage charter contracts also include variable consideration primarily in the form of demurrage, which is additional revenue the Company receives for delays experienced in loading or unloading cargo that are not deemed to be the responsibility of the Company. The Company does not include demurrage in the transaction price for voyage charters as it is considered constrained since it is highly susceptible to factors outside the Company's influence. Examples of when demurrage is incurred include unforeseeable weather conditions and security regulations at ports. The uncertainty related to this variable consideration is resolved upon the completion of the voyage, the duration of which is generally less than 30 days.

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

The Company’s contracts of affreightment include a fixed monthly, annual minimum barrel volume requirement or voyage number. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement. These contract minimums represent fixed consideration within the contract which is recognized as the product is transferred over time. The Company will adjust revenue recognized for any minimum volume unexercised right.

Contracts of affreightment provide the charterer with options to purchase additional transportation services. If the option is not considered a material right, the Company recognizes revenue related to the optional services at the contractual rate as the product is transferred over time. If the option is considered a material right, the Company applies the practical alternative to allocate the transaction price to the material right. As a result, the Company may recognize revenue related to contracts of affreightment at an amount which is different than the invoiced amount if the Company’s estimated volume to be transported under the contract exceeds the contractual minimum.

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

Disaggregated Revenue

The Company has disaggregated revenue from contracts with customers into categories which depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Consequently, the disaggregation below is based on contract type. Since the terms within these contract types are generally standard in nature, the Company does not believe that further disaggregation would result in increased insight into the economic factors impacting revenue and cash flows.

The following table shows the Company's shipping revenues disaggregated by nature of the charter arrangement for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
Time charter revenues	$63,120	$53,895
Voyage charter revenues(1)	7,633	30,287
Contracts of affreightment revenues	16,984	16,848
Total shipping revenues	$87,737	$101,030

(1) Voyage charter revenues include approximately $769 and $1,269 of revenue related to short-term time charter contracts in 2019 and 2018, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Contract Balances

As of March 31, 2019 and December 31, 2018, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $24,920 and $12,515, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on either the actual barrels of cargo lightered or the monthly minimum volume requirement in the contract for services delivered over time. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At March 31, 2019, the costs related to voyages that were not yet completed were not material.

Additionally, these contracts include out-of-pocket expense (i.e. fuel, port charges, canal tolls) incurred by the Company in fulfilling its performance obligation, which are reimbursed by the charterer at cost. The reimbursement for these fulfillment costs have been included in the Company's estimated transaction price for the contract and recognized as revenue when performance obligations are satisfied.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, there was an aggregate amount of $55,114 of revenue under contracts of affreightment which the Company will be entitled to providing services in the future. The Company expects to recognize revenue of approximately $29,147 in 2019, $22,053 in 2020 and $3,914 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s best estimate of future services and do not include consideration related to future purchase options which are uncertain.

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

For voyage charters, the Company expenses broker commissions, which are costs of obtaining a contract, when incurred because the amortization period is less than one year or are otherwise amortized as the underlying performance obligation is satisfied. The Company records these costs within voyage expenses in the consolidated statements of operations.

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
Class A
As of March 31, 2019, there were 1,536,146 shares of Class A restricted stock units and 1,478,756 Class A stock options outstanding which were considered to be potentially dilutive securities. As of March 31, 2018, there were 995,615 shares of Class A restricted stock units and 866,011 Class A stock options outstanding which were considered to be potentially dilutive securities.
The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$3,197	$3,662

Weighted average common shares outstanding:
Class A common stock - basic	89,004,947	88,105,439
Class A common stock - diluted	89,421,143	88,620,596
For the three months ended March 31, 2019 and 2018, there were 416,196 and 515,157 dilutive equity awards outstanding, respectively. Awards of 448,715 and 530,604 (which includes restricted stock units and stock options) for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 5 — Fair Value Measurements, Derivatives and Fair Value Disclosures
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
March 31, 2019:
Assets
Cash (1)	$75,801	$75,801	$—
Total	$75,801	$75,801	$—
Liabilities
Term loan agreement, due 2023	$314,638	$—	$322,437
Term loan agreement, due 2026	26,192	—	27,637
7.5% Election 2 notes due 2021	390	—	303
7.5% notes due 2024	297	—	392
Total	$341,517	$—	$350,769

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2018:
Assets
Cash (1)	$80,641	$80,641	$—
Total	$80,641	$80,641	$—
Liabilities
Term loan agreement, due 2023	$317,472	$—	$325,000
Term loan agreement, due 2026	27,376	—	26,500
7.5% Election 2 notes due 2021	297	—	229
7.5% notes due 2024	390	—	296
Total	$345,535	$—	$352,025

(1)
Includes current and non-current restricted cash aggregating $199 and $224 at March 31, 2019 and December 31, 2018, respectively. Restricted cash as of March 31, 2019 and December 31, 2018 was related to the Company's Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel and Intangible Assets Impairments
During the first quarter of 2019, the Company considered whether events or changes in circumstances had occurred since December 31, 2018 that could indicate the carrying amounts of the vessels in the Company's fleet and the carrying value of the Company's intangible assets may not be recoverable as of March 31, 2019. The Company concluded that no such events or changes in circumstances had occurred.

Note 6 — Taxes
For the three months ended March 31, 2019 and 2018, the Company recorded income tax provisions of $392 and $1,202, respectively, which represented effective tax rates of 11% and 25%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was substantially due to the reduction of non-deductible expenses. The effective tax rate for the three months ended March 31, 2019 was less than the statutory rate due to a discrete tax benefit in the quarter. The tax rate for the three months ended March 31, 2018 was greater than the statutory rate primarily as a result of the income tax provision resulting from stock compensation pursuant to ASU 2016-09. The effective tax rate for the 2018 period was also impacted by interest and executive compensation deduction limitations under the Tax Cuts and Jobs Act of 2017.
As of March 31, 2019 and December 31, 2018, the Company recorded a non-current reserve for uncertain tax positions of $218 and $220, respectively.

Note 7 — Related Parties
Equity Method Investment
Investments in and advances to affiliated companies are comprised of the Company’s 37.5% interest in Alaska Tanker Company, LLC (“ATC”), which manages vessels carrying Alaskan crude for BP West Coast Products, LLC (“BP”). In the first quarter of 1999, OSG, BP, and Keystone Shipping Company formed ATC to manage the vessels carrying crude oil for BP. ATC provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member in ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC. The Company has accounted for the investment in ATC as an equity–method investment because the Company does not individually retain the power to significantly impact the economic performance of ATC and the Company’s maximum exposure to losses in ATC is limited to its initial capital investment in ATC, which is not material.

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
OSG continues to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify OSG for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a $145 fee per year to OSG, which is subject to escalation after 2019 and will be terminated if OSG ceases to provide the OSG LNG Performance Guarantee.
Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the three months ended March 31, 2019, in connection with the vesting of restricted stock units, the Company withheld 159,685 shares of Class A common stock at an average price of $1.84 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.
Warrant Conversions
During the three months ended March 31, 2019, the Company issued 7,504 shares of Class A common stock as a result of the exercise of 39,692 Class A warrants. During the three months ended March 31, 2018, the Company issued 6,375 shares of Class A common stock as a result of the exercise of 33,671 Class A warrants.
Stock Compensation
The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Management Compensation — Restricted Stock Units and Stock Options

During the three months ended March 31, 2019, the Company granted 552,598 RSUs to its employees, including senior officers, respectively. The average grant date fair value of these awards was $2.02 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.
In addition, during the three months ended March 31, 2019, the Company awarded 329,121 shares of the Company's Class A common stock to one of its senior officers, which vested immediately. The average grant date fair value of these awards was $1.90.
During the three months ended March 31, 2019, the Company awarded 352,258 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.
Each of the ROIC Target RSU award and the TSR Target RSU award are subject to an increase up to a maximum of 176,129 target RSUs, respectively, (528,387 RSUs in total) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of March 31, 2019, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.02 per RSU.
During the three months ended March 31, 2019, the Company awarded 612,745 stock options to one of its senior officers, respectively, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.89 per share. The call option value of the options was $1.02 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee's employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.
Note 9 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2019	December 31, 2018
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(7,109)	$(7,192)
Accumulated other comprehensive loss	$(7,109)	$(7,192)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2019 and 2018:

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2018	$—	$(7,192)	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—	(24)	(24)
Amounts reclassified from accumulated other comprehensive income	—	107	107
Total change in accumulated other comprehensive income	—	83	83
Balance as of March 31, 2019	$—	$(7,109)	$(7,109)

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(69)	19	(50)
Amounts reclassified from accumulated other comprehensive income	181	84	265
Total change in accumulated other comprehensive income	112	103	215
Balance as of March 31, 2018	$—	$(6,247)	$(6,247)
The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income/(expense) on the consolidated statements of operations.
Note 10 — Leases
Adoption of ASC 842
On January 1, 2019, the Company adopted ASC 842 applying the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
The Company's lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than 1 year to 16 years. Many of the Company's leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors. The impact of adopting this standard resulted in the recording of right of use assets of $264,546 and right of use liabilities of $280,407 at January 1, 2019. The standard did not impact the Company's accumulated deficit, consolidated statements of operations or consolidated statements of cash flows. The Company calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. The Company's leases are discounted using its incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable.

The Company applied the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Also, the Company made the accounting policy election to keep leases with a term of 12 months or

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

less off the balance sheet. Finally, the Company implemented changes to processes and internal controls to meet the standard's updated reporting and disclosure requirements

The Company's lease right-of-use assets and liabilities, which relate to operating leases, at March 31 were as follows:

March 31, 2019
Vessels chartered-in
Current portion of operating lease liabilities	$81,209
Noncurrent operating lease liabilities	178,811
260,020
Office space
Current portion of operating lease liabilities	688
Noncurrent operating lease liabilities	2,400
3,088
Total operating lease liabilities	$263,108

Charters-in

On January 2, 2019, the Company entered into a 10 year bareboat charter agreement for a U.S. flagged product tanker. The Company's annual commitments under the bareboat charter agreement are $2,782 (2019), $4,172 (2020), $4,161 (2021), $4,161 (2022), $4,161 (2023) and $21,352 thereafter. At March 31, 2019, the vessel was undergoing a required special survey to re-certify the vessel in class. The vessel will be ready to participate in the Jones Act trade in the second quarter of 2019.

As of March 31, 2019, the Company had commitments to charter-in 10 vessels. All of the charters-in are accounted for as operating leases and all are bareboat charters. The Company holds options for the charters-in that can be exercised for 1, 3 or 5 years with the 1 year option only usable once, while the 3 and 5 years year options are available forever. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel by vessel basis that can be exercised individually. The option on one of the Company's vessels has been extended until June 2025. For the remaining nine vessels, on December 10, 2018, the Company declared its extensions of the charter agreements. The charter agreements were extended for five of the vessels for additional 3 year terms ending December 2022 and four of the vessels were extended for additional 1 year terms ending December 2020.

Five of the Company's chartered in vessels contain a deferred payment obligation (DPO) which relates to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final quarterly payment due upon lease termination.

The future minimum commitments under these operating leases are as follows:

At March 31, 2019	Amount
2019	$61,582
2020	89,503
2021	55,329
2022	71,819
2023	9,143
Thereafter	13,702
Net minimum lease payments	301,078
Less: present value discount	41,058
Total lease liabilities	$260,020

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

For the three months ended March 31, 2019, lease expense for the 10 chartered-in vessels was $22,298 which is included in charter hire expense on the consolidated statements of operations. The Company recognized sublease income of $44,428 for the three months ended March 31, 2019.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum commitments under lease obligations for office space as of March 31, 2019 are as follows:

At March 31, 2019	Amount
2019	$495
2020	630
2021	631
2022	649
2023	474
Thereafter	1,186
Net minimum lease payments	4,065
Less: present value discount	977
Total lease liabilities	$3,088

For the three months ended March 31, 2019, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations was $159.

At March 31, 2019, for the Company's operating leases, the weighted average remaining lease term was 3.75 years and the weighted average discount rate was 7.47%.

Charters-out

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancelable contract term. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. Services are recognized ratably over the life of the contract term.

The Company is the lessor under its time charter contracts. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts. Total time charter revenue for the three months ended March 31, 2019 was equal to lease income from lease payments of $63,437 less straight-line adjustments of $317. The net book value of owned vessels on noncancelable time charters was equal to $250,973 at March 31, 2019.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At March 31, 2019	Amount
2019	$160,537
2020	42,032
2021	26,624
2022	30,675
2023	31,405
Thereafter	46,059
Net minimum lease receipts	$337,332
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
Note 11 — Vessels

In May 2019, the Company entered in to a memorandum of agreement to sell one of its ATBs that has been in lay-up since May 2017 for $1,129, which will result in an immaterial gain.

In January 2019, the Company exercised an option to construct a second approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the second half of 2020. The Company's annual commitments under the contract are $17,073 in 2019 and $31,343 in 2020.

Note 12 — Commitments and Contingencies
At March 31, 2019, the Company had aggregate capital commitments of $145,098, net of progress payments already made aggregating $31,462, for the construction of four vessels: two tankers scheduled for delivery in September 2019 and two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these vessels require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date, and the Company expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing, but the Company has not yet obtained the necessary financing.

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
All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2018 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q and in our other filings made from time to time with the SEC after the date of this report.
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

•	reduced diversification following the spin-off from OSG on November 30, 2016 of International Seaways, Inc. (INSW), which owned or leased OSG's fleet of International Flag vessels;

•	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;

•	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;

•	changes in demand in specialized markets in which the Company currently trades;

•	competition within the Company’s industry and OSG’s ability to compete effectively for charters;

•	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms or the loss of a large customer;

•	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;

•	the loss of, or reduction in business by, the Company's largest customers;

•	refusal of certain customers to use vessels of a certain age;

•	the Company's significant operating leases could be replaced on less favorable terms or may not be replaced;

•	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;

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

The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC. Capitalized terms used in this Quarterly Report on Form 10-Q have the meanings given in the Company's 2018 Annual Report on Form 10-K.

Business Overview
OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 21-vessel U.S. Flag fleet consists of seven ATBs, two lightering ATBs, three shuttle tankers, nine MR tankers and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.

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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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
We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, over time we seek to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium-term charters or contracts of affreightment. Medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As such, during periods of uncertainty in our markets, more of our vessels could be exposed to the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and TCE rates, which are non-GAAP measures. TCE revenues equal GAAP shipping revenues, less voyage expenses. TCE rates are determined by dividing TCE revenues by revenue days. These measures are reported because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the first quarter of 2019 compared to first quarter of 2018 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the new construction phase of vessels with deliveries from 2015 to 2018 has ended and the supply of vessels are beginning to tighten through scrapping, lay ups and sales out of Jones Act service.

As of March 31, 2019, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 91 vessels, compared with 93 vessels plus one late-1970s-built crude oil tanker previously deployed in the Alaskan trade that was operating in the lower-48 coastwise trade as of March 31, 2018. There were no deliveries or removals from service during the first quarter of 2019.

The industry’s firm Jones Act orderbook as of March 31, 2019 consisted of two large ATBs with deliveries scheduled in the first half and second half of 2020. We ordered the new build ATBs in July 2018 and January 2019. The contract is with Gunderson Marine LLC for the construction of these two, approximately 204,000 BBL, oil and chemical tank barges, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 184,000 b/d in the first quarter of 2019 compared with 132,000 b/d in the first quarter of 2018. The increase primarily resulted from one of our refinery customers performing dock maintenance, requiring the larger tankers to be fully lightered rather than partially lightered as usual. In addition, the first quarter of 2019 had less dredging activity than the first quarter of 2018, resulting in deeper draft vessels requiring more lightering to traverse the river.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 3, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2018.
The Company adopted ASU No. 2016-02, Leases, effective January 1, 2019. Under the new standard, the Company recognized right of use assets of $264,546 and right of use liabilities of $280,407 at January 1, 2019. See Note 10, “Leases,” for additional accounting policy and transition disclosures.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations
During the three months ended March 31, 2019, shipping revenues decreased by $13,293 or 13.2% compared to the same period in 2018. The decrease primarily resulted from two fewer vessels in operation during the first quarter of 2019 compared to the first quarter of 2018 and a decrease in spot market charters as our fleet moved to long-term time charters.
Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2019	2018
Time charter equivalent revenues	$82,753	$88,778
Add: Voyage expenses	4,984	12,252
Shipping revenues	$87,737	$101,030

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2019 and 2018 between spot and fixed earnings and the related revenue days.

	2019		2018
Three Months Ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$27,940	$56,863	$41,227	$64,947
Revenue days	90	982	337	720
Non-Jones Act Handysize Product Carriers:
Average rate	$25,898	$12,097	$35,900	$62,542
Revenue days	113	67	172	8
ATBs:
Average rate	$20,992	$21,557	$12,230	$22,979
Revenue days	86	266	261	261
Lightering:
Average rate	$72,905	$—	$70,925	$—
Revenue days	180	—	173	—
During the first quarter of 2019, TCE revenues decreased by $6,025, or 6.8%, to $82,753 from $88,778 in the first quarter of 2018. The decrease primarily resulted from two fewer vessels in operation during the first quarter of 2019 compared to the first quarter of 2018 and a decrease in spot market charters as our fleet moved to long-term time charters.
Vessel expenses decreased 3.2%, or $1,059, to $32,446 in the first quarter of 2019 from $33,505 in the first quarter of 2018 primarily due to cost reductions, as well as, two fewer vessels in operation in the first quarter of 2019 compared to the first quarter of 2018. Depreciation and amortization remained stable at $12,478 in the first quarter of 2019 compared to $12,372 in the first quarter of 2018.
Our two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2019, we expect to receive $5,000 for each vessel. This subsidy is expected to continue through 2020, and increase to $5,200 beginning in 2021, subject to congressional appropriation. During fiscal year 2018, we received $5,000 and $4,600 annual subsidy for each vessel, respectively. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.
General and Administrative Expenses
During the first quarter of 2019, general and administrative expenses decreased by $1,109 to $5,674 from $6,783 in the first quarter of 2018. This decrease was primarily driven by reduced legal, accounting and consulting fees.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Interest Expense
Interest expense was $6,506 for the three months ended March 31, 2019 compared with $8,076 for the three months ended March 31, 2018. The decrease in interest expense was primarily associated with the impact of the refinancing of our term loan at the end of 2018 and interest capitalized during 2019 due to vessels under construction.
Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded income tax provisions of $392 and $1,202, respectively, which represented effective tax rates of 11% and 25%, respectively. The decrease in the effective tax rate for the first quarter of 2019 compared to the first quarter of 2018 was substantially due to the reduction of non-deductible expenses.

Liquidity and Sources of Capital
Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.
Liquidity
Working capital at March 31, 2019 was approximately $(30,000) compared with approximately $54,000 at December 31, 2018. This decrease was due to our recording of current portion of operating lease liabilities for the adoption of ASU No. 2016-02, Leases, at January 1, 2019. Excluding the current portion of operating lease liabilities, working capital was approximately $52,000. The additional decrease to working capital at December 31, 2018 was a result of timing of receivable collections offset by increases to working capital as a result of timing of accounts payable payments at March 31, 2019 compared to December 31, 2018.
As of March 31, 2019, we had total liquidity on a consolidated basis of $105,801, comprised of $75,801 of cash (including $199 of restricted cash) and $30,000 of undrawn revolver capacity. We manage our cash in accordance with our intercompany cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies.
As of March 31, 2019, we had voyage receivables of $26,799 compared to $16,096 as of December 31, 2018. The increase in voyage receivables primarily relates to timing of collections from our governmental customers.

As of March 31, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $341,517 and a total debt to total capitalization of 50.6%, compared to 51.2% at December 31, 2018.
Restricted cash as of March 31, 2019 was related to the Unsecured Senior Notes.
At March 31, 2019, we had aggregate capital commitments of $145,098 net of progress payments already made aggregating $31,462, for the construction of four vessels: two tankers scheduled for delivery in September 2019 and two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these vessels require progress payments during the construction periods with a final payment due on delivery. We have made all required progress payments to date, and we expect to make remaining payments, including those due on delivery, with financing that we will need to obtain, operating cash flow and cash on hand. We are currently in discussion with potential lenders to obtain such financing, but we have not yet obtained the necessary financing.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the three months ended March 31, 2019 was $11,119. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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
Commitments
On January 2, 2019, we entered into a 10-year bareboat charter agreement for a U.S. flagged product tanker. Our annual commitments under the bareboat charter agreement are $2,782 (2019), $4,172 (2020), $4,161 (2021), $4,161 (2022), $4,161 (2023) and $21,352 thereafter.

In January 2019, we exercised an option to construct a second approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to us during the second half of 2020. Our annual commitments under the contract are $17,073 in 2019 and $31,343 in 2020.

At March 31, 2019, our annual commitments related to new vessel construction are $108,695 in the remainder of 2019 and $36,403 in 2020.

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
We continue to provide a guarantee in favor of the LNG Charterer relating to the LNG Charter Party Agreements (such guarantees, the ‘‘OSG LNG Performance Guarantee’’). INSW will indemnify us for liabilities arising from the OSG LNG Performance Guarantees pursuant to the terms of the Separation and Distribution Agreement. The maximum potential liability associated with this guarantee is not estimable because obligations are only based on future non-performance events of charter arrangements. In connection with the OSG LNG Performance Guarantees, INSW will pay a $145 fee per year to us, which is subject to escalation after 2019 and will be terminated if we cease to provide the OSG LNG Performance Guarantee.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
Since December 31, 2018, there were no material changes to our disclosures about market risk. For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.         Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors from those disclosed in our 2018 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
January 1, 2019 through January 31, 2019	32,812	$1.66
February 1, 2019 through February 28, 2019	115,510	$1.84
March 1, 2019 through March 31, 2019	11,363	$2.42
	159,685	$1.84

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 10, 2019	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 10, 2019	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)