Form 10-Q
period 2019-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2019-08-09
CIK 75208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of August 6, 2019: Class A common stock, par value $0.01 – 85,668,793 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 6, 2019 for the purchase of 3,700,339 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,437	$80,417
Restricted cash	59	59
Voyage receivables, including unbilled of $6,041 and $10,160, net of reserve for doubtful accounts	11,400	16,096
Income tax receivable	476	439
Other receivables	3,020	3,027
Prepaid expenses	1,492	9,886
Inventories and other current assets	2,656	2,456
Total Current Assets	72,540	112,380
Vessels and other property, less accumulated depreciation	638,121	597,659
Deferred drydock expenditures, net	30,041	26,099
Total Vessels, Other Property and Deferred Drydock	668,162	623,758
Restricted cash - non current	140	165
Investments in and advances to affiliated companies	116	3,585
Intangible assets, less accumulated amortization	34,117	36,417
Operating lease right-of-use assets	229,265	—
Other assets	52,377	51,425
Total Assets	$1,056,717	$827,730
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$24,061	$34,678
Current portion of operating lease liabilities	81,586	—
Current portion of finance lease liabilities	3,929	—
Current installments of long-term debt	27,289	23,240
Total Current Liabilities	136,865	57,918
Reserve for uncertain tax positions	218	220
Noncurrent operating lease liabilities	163,029	—
Noncurrent finance lease liabilities	24,677	—
Long-term debt	306,308	322,295
Deferred income taxes, net	72,238	73,365
Other liabilities	20,569	44,464
Total Liabilities	723,904	498,262
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 85,651,060 and 84,834,790 shares issued and outstanding)	857	848
Paid-in additional capital	589,535	587,826
Accumulated deficit	(250,555)	(252,014)
	339,837	336,660
Accumulated other comprehensive loss	(7,024)	(7,192)
Total Equity	332,813	329,468
Total Liabilities and Equity	$1,056,717	$827,730

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shipping Revenues:

Time and bareboat charter revenues	$62,007	$54,543	$125,127	$108,437
Voyage charter revenues	26,452	40,824	51,070	87,959
	88,459	95,367	176,197	196,396

Operating Expenses:
Voyage expenses	6,353	9,402	11,337	21,654
Vessel expenses	32,520	33,656	64,967	67,160
Charter hire expenses	22,581	22,768	44,879	45,315
Depreciation and amortization	13,084	12,426	25,561	24,798
General and administrative	5,957	6,576	11,633	13,359
Bad debt expense	4,300	—	4,300	—
(Gain)/loss on disposal of vessels and other property, including impairments, net	(66)	—	51	—
Total operating expenses	84,729	84,828	162,728	172,286
Income from vessel operations	3,730	10,539	13,469	24,110
Equity in income/(loss) of affiliated companies	68	(10)	68	(10)
Operating income	3,798	10,529	13,537	24,100
Other income/(expense), net	262	385	617	(246)
Income before interest expense, reorganization items and income taxes	4,060	10,914	14,154	23,854
Interest expense	(6,571)	(7,497)	(13,077)	(15,573)
(Loss)/income before income taxes	(2,511)	3,417	1,077	8,281
Income tax benefit/(provision)	773	(362)	381	(1,564)
Net (loss)/income	$(1,738)	$3,055	$1,458	$6,717

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,245,696	88,367,302	89,125,986	88,237,093
Diluted - Class A	89,245,696	89,198,996	89,507,860	88,910,518
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.02)	$0.03	$0.02	$0.08

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
DOLLARS IN THOUSANDS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss)/income	$(1,738)	$3,055	$1,458	$6,717
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	—	—	—	112
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(17)	(39)	(33)	(70)
Net change in unrecognized actuarial losses	102	166	201	300
Other comprehensive income	85	127	168	342
Comprehensive (loss)/income	$(1,653)	$3,182	$1,626	$7,059

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,458	$6,717
Items included in net income not affecting cash flows:
Depreciation and amortization	25,561	24,798
Bad debt expense	4,300	—
Loss on disposal of vessels and other property, including impairments, net	51	—
Amortization of debt discount and other deferred financing costs	1,023	2,099
Compensation relating to restricted stock awards and stock option grants	763	1,497
Deferred income tax (benefit)/provision	(1,047)	1,057
Interest on finance lease liabilities	410	—
Non-cash operating lease expense	461	—
Other - net	—	1,110
Distributed earnings of affiliated companies	3,470	3,747
Payments for drydocking	(9,383)	(4,107)
Operating lease right-of-use assets	44,344	—
Operating lease liabilities	(45,316)	—
Changes in operating assets and liabilities, net	(6,337)	2,603
Loss on extinguishment of debt, net	48	981
Net cash provided by operating activities	19,806	40,502
Cash Flows from Investing Activities:
Proceeds from disposals of vessels and other property	2,197	—
Expenditures for vessels and vessel improvements	(34,722)	—
Expenditures for other property	(638)	(22)
Net cash used in investing activities	(33,163)	(22)
Cash Flows from Financing Activities:
Payments on principal portion of finance lease liabilities	(798)	—
Payments on debt	(10,417)	(28,166)
Extinguishment of debt	(2,139)	(47,000)
Tax withholding on share-based awards	(294)	(359)
Net cash used in financing activities	(13,648)	(75,525)
Net decrease in cash, cash equivalents and restricted cash	(27,005)	(35,045)
Cash, cash equivalents and restricted cash at beginning of period	80,641	166,269
Cash, cash equivalents and restricted cash at end of period	$53,636	$131,224
 See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
DOLLARS IN THOUSANDS
(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit		Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)		$(6,462)	$313,238
Adoption of accounting standard	—	—	(1,228)		—	(1,228)
Net income	—	—	3,662		—	3,662
Other comprehensive income	—	—	—		215	215
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	4	(363)	—	—	—	(359)
Compensation related to Class A options granted and restricted stock awards	—	1,731	—		—	1,731
Balance at March 31, 2018	787	586,043	(263,324)		(6,247)	317,259
Net income	—	—	3,055		—	3,055
Other comprehensive income	—	—	—		127	127
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—		—	—
Compensation related to Class A options granted and restricted stock awards		391	—		—	391
Conversion of Class A warrants to common stock	17	(17)	—		—	—
Balance at June 30, 2018	$807	$586,414	$(260,269)		$(6,120)	$320,832

Balance at December 31, 2018	$848	$587,826	$(252,014)		$(7,192)	$329,468
Net income	—	—	3,197		—	3,197
Other comprehensive income	—	—	—		83	83
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(299)	—		—	(294)
Compensation related to Class A options granted and restricted stock awards	—	1,559	—		—	1,559
Balance at March 31, 2019	853	589,086	(248,817)		(7,109)	334,013
Net loss	—	—	(1,738)		—	(1,738)
Other comprehensive income	—	—	—		85	85
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—		—	(1)
Compensation related to Class A options granted and restricted stock awards	—	454	—		—	454
Conversion of Class A warrants to common stock	2	(2)	—		—	—
Balance at June 30, 2019	$857	$589,535	$(250,555)		$(7,024)	$332,813

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 85,651,060 Class A shares outstanding as of June 30, 2019.

(2)	Includes 19,569,286 outstanding Class A warrants as of June 30, 2019.

(3)	Amounts are net of tax.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

The Company adopted the standard using the modified retrospective approach effective January 1, 2019. The Company's lease portfolio is primarily comprised of vessels chartered-in and office space. As a result of adopting this standard, the Company recorded right-of-use assets of $264,546 and lease liabilities of $280,407 at January 1, 2019. The adoption of this standard did not impact the Company's accumulated deficit, consolidated statements of operations or consolidated statements of cash flows.

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

See Note 10, “Leases,” for additional information.

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

Note 3 - Revenue Recognition

Shipping Revenues

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancellable contract term. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. While there are lease and service (non-lease) components related to time charter contracts, the predominant component of the contract is the charterer’s lease of the vessel. The non-lease components of the contract have the same timing and pattern of transfer as the underlying lease component; therefore, the Company applied the practical expedient to combine lease and non-lease components and recognizes revenue related to this service ratably over the life of the contract term.

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

Contracts of Affreightment

The Company enters into contracts of affreightments (“COA”) to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company has COA arrangements to provide for lightering services and other arrangements based on number of voyages. These contracts are service contracts within the scope of ASC 606 for which the underlying performance obligation is satisfied as a series of distinct services over time.

The Company’s contracts of affreightment include minimum purchase requirements from customers that are expressed in either fixed monthly barrels, annual minimum barrel volume requirements or annual minimum number of voyages to complete. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement. These contract minimums represent fixed consideration within the contract which is recognized as the distinct services of delivering barrels or voyages are performed in the series over time. The Company will adjust revenue recognized for any minimum volume unexercised right.

Contracts of affreightment provide the charterer with options to purchase additional transportation services above the minimum. If the option is not considered a material right, the Company recognizes revenue related to the optional services at the contractual rate as the product is transferred over time. If the option is considered a material right, the Company applies the practical alternative to allocate the transaction price to the material right. As a result, the Company may recognize revenue related to contracts of affreightment at an amount which is different than the invoiced amount if the Company’s estimated volume to be transported under the contract exceeds the contractual minimum.

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

At June 30, 2019, the Company had deferred revenue of $765, which relates to consideration allocated to options granting a material right and is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table shows the Company's shipping revenues disaggregated by nature of the charter arrangement for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Time charter revenues	$62,007	$54,543	$125,127	$108,437
Voyage charter revenues(1)	6,150	22,638	13,784	52,925
Contracts of affreightment revenues	20,302	18,186	37,286	35,034
Total shipping revenues	$88,459	$95,367	$176,197	$196,396

(1) Voyage charter revenues include approximately $3,088 and $5,022 of revenue related to short-term time charter contracts for the three months ended June 30, 2019 and 2018, respectively, and $3,858 and $6,291 for the six months ended June 30, 2019 and 2018, respectively.

Voyage Receivables

As of June 30, 2019 and December 31, 2018, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $10,991 and $12,515, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on either the actual barrels of cargo lightered or the monthly minimum volume requirement in the contract for services delivered over time. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At June 30, 2019, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, there was an aggregate amount of $26,565 of revenue under contracts of affreightment which the Company will be entitled to providing services in the future. The Company expects to recognize revenue of approximately $8,246 in 2019, $15,180 in 2020 and $3,795 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s best estimate of future services and do not include consideration related to future purchase options which are uncertain.

Practical Expedients and Exemptions

The Company’s voyage charter contracts and some of the Company’s contracts of affreightment have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient, which provides the Company with the ability to not disclose the portion of the transaction price allocated to the remaining performance obligations within these contracts.

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
Class A
As of June 30, 2019, there were 1,718,865 shares of Class A restricted stock units and 1,478,756 Class A stock options outstanding, which were considered to be potentially dilutive securities. As of June 30, 2018, there were 893,215 shares of Class A restricted stock units and 866,011 Class A stock options outstanding, which were considered to be potentially dilutive securities.
The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss)/income	$(1,738)	$3,055	$1,458	$6,717

Weighted average common shares outstanding:
Class A common stock - basic	89,245,696	88,367,302	89,125,986	88,237,093
Class A common stock - diluted	89,245,696	89,198,996	89,507,860	88,910,518
For the six months ended June 30, 2019, there were 381,874 dilutive equity awards outstanding, respectively. For the three and six months ended June 30, 2018, there were 831,694 and 673,425 dilutive equity awards outstanding, respectively. Awards of 1,419,325 (which include restricted stock units and stock options) for the six months ended June 30, 2019 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 5 — Fair Value Measurements and Fair Value Disclosures
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying Value	Fair Value
		Level 1	Level 2
June 30, 2019:
Assets
Cash (1)	$53,636	$53,636	$—
Total	$53,636	$53,636	$—
Liabilities
Term loan agreement, due 2023	$305,729	$—	$311,663
Term loan agreement, due 2026	27,180	—	27,431
7.5% Election 2 notes due 2021	298	—	300
7.5% notes due 2024	390	—	389
Total	$333,597	$—	$339,783

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying Value	Fair Value
		Level 1	Level 2
December 31, 2018:
Assets
Cash (1)	$80,641	$80,641	$—
Total	$80,641	$80,641	$—
Liabilities
Term loan agreement, due 2023	$317,472	$—	$325,000
Term loan agreement, due 2026	27,376	—	26,500
7.5% Election 2 notes due 2021	297	—	229
7.5% notes due 2024	390	—	296
Total	$345,535	$—	$352,025

(1)
Includes current and non-current restricted cash aggregating $199 and $224 at June 30, 2019 and December 31, 2018, respectively. Restricted cash as of June 30, 2019 and December 31, 2018 was related to the Company's Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Vessel and Intangible Assets Impairments
During the second quarter of 2019, the Company considered whether events or changes in circumstances had occurred since December 31, 2018 that could indicate the carrying amounts of the vessels in the Company's fleet and the carrying value of the Company's intangible assets may not be recoverable as of June 30, 2019. The Company concluded that no such events or changes in circumstances had occurred.

Note 6 — Taxes
For the three months ended June 30, 2019 and 2018, the Company recorded an income tax benefit/(provision) of $773 and $(362), respectively, which represented effective tax rates of 31% and 11%, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax benefit/(provision) of $381 and $(1,564), respectively, which represented effective tax rates of (35)% and 19%, respectively. The increase in the effective tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was substantially due to a reduction in the relative impact of tonnage tax benefits. The decrease in the effective tax rate for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the reduction of non-deductible expenses. The effective tax rate for the six months ended June 30, 2019 was less than the statutory rate due to the discrete tax benefit recorded in the first quarter and the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2018 was less than the statutory rate as a result of the non-taxability of income subject to the U.S. tonnage tax. The effective rate for the 2018 period was also adversely impacted by interest and executive compensation deduction limitations under the Tax Cuts and Jobs Act of 2017, which reduced the Company's allowable deductions in both cases.

As of June 30, 2019 and December 31, 2018, the Company recorded a non-current reserve for uncertain tax positions of $218 and $220, respectively.

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
Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the six months ended June 30, 2019, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 159,685 shares of Class A common stock at an average price of $1.84 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.
Warrant Conversions
During the six months ended June 30, 2019, the Company issued 195,413 shares of Class A common stock as a result of the exercise of 1,034,368 Class A warrants. During the six months ended June 30, 2018, the Company issued 1,725,801 shares of Class A common stock as a result of the exercise of 9,106,422 Class A warrants.
Stock Compensation
The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

During the three and six months ended June 30, 2019, the Company awarded 357,866 time-based RSUs to its non-employee directors. The grant date fair value of these awards was $1.78 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the three and six months ended June 30, 2019, the Company granted 0 and 552,598 RSUs to its employees, including senior officers, respectively. The grant date fair value of these awards was $2.02 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.
In addition, during the three and six months ended June 30, 2019, the Company awarded 0 and 329,121 shares of the Company's Class A common stock to one of its senior officers, respectively, which vested immediately. The average grant date fair value of these awards was $1.90 per share.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the three and six months ended June 30, 2019, the Company awarded 0 and 352,258 performance-based RSUs to its senior officers, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.
The ROIC Target RSU award and the TSR Target RSU award is subject to an increase up to a maximum of 176,129 target RSUs combined (528,387 RSUs in total) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of June 30, 2019, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.02 per RSU.
During the three and six months ended June 30, 2019, the Company awarded 0 and 612,745 stock options to one of its senior officers, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.89 per share. The call option value of the options was $1.02 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee's employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.
Note 9 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	June 30, 2019	December 31, 2018
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(7,024)	$(7,192)
Accumulated other comprehensive loss	$(7,024)	$(7,192)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2019 and 2018:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of March 31, 2019	$(7,109)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(23)
Amounts reclassified from accumulated other comprehensive income	108
Total change in accumulated other comprehensive income	85
Balance as of Balance as of June 30, 2019	$(7,024)

Balance as of March 31, 2018	$(6,247)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	42
Amounts reclassified from accumulated other comprehensive income	85
Total change in accumulated other comprehensive income	127
Balance as of June 30, 2018	$(6,120)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2018	$—	$(7,192)	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—	(48)	(48)
Amounts reclassified from accumulated other comprehensive income	—	216	216
Total change in accumulated other comprehensive income	—	168	168
Balance as of Balance as of June 30, 2019	$—	$(7,024)	$(7,024)

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(69)	61	(8)
Amounts reclassified from accumulated other comprehensive income	181	169	350
Total change in accumulated other comprehensive income	112	230	342
Balance as of Balance as of June 30, 2018	$—	$(6,120)	$(6,120)
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

Note 10 — Leases
On January 1, 2019, the Company adopted ASC 842 applying the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
The Company's lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than 1 year to 16 years. Many of the Company's leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors. The impact of adopting this standard resulted in the recording of right-of-use assets of $264,546 and lease liabilities of $280,407 at January 1, 2019. The standard did not impact the Company's accumulated deficit, consolidated statements of operations or consolidated statements of cash flows. The Company calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. The Company's leases are discounted using its incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable.

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

The Company's lease right-of-use assets and lease liabilities at June 30, 2019 were as follows:

June 30, 2019
Operating leases
Vessels chartered-in noncurrent operating lease assets	$226,441
Office space noncurrent operating lease assets	2,824
Total noncurrent operating lease assets	$229,265

Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$81,011
Noncurrent operating lease liabilities	160,835
241,846
Office space operating lease liabilities
Current portion of operating lease liabilities	575
Noncurrent operating lease liabilities	2,194
2,769
Total operating lease liabilities	$244,615

Finance lease
Vessels and other property	$28,993
Accumulated depreciation	(566)
Vessels and other property, less accumulated depreciation	$28,427

Current portion of finance lease liabilities	$3,929
Noncurrent finance lease liabilities	24,677
Total finance lease liabilities	$28,606

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Charters-in

As of June 30, 2019, the Company had commitments to charter-in 11 vessels, which are all bareboat charters. During the current quarter, the Company commenced a bareboat charter for the Overseas Key West for a lease term of 10 years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as a finance lease. The remaining 10 chartered-in vessels are accounted for as operating leases. The right-of-use asset accounted for as a finance lease arrangement is reported in vessels and other property, less accumulated depreciation on our consolidated balance sheets. The Company holds options for 10 of the vessels chartered-in that can be exercised for 1, 3 or 5 years with the 1-year option only usable once, while the 3- and 5-year options are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually. The Company exercised its option on one of its vessels to extend the term until June 2025. On December 10, 2018, the Company exercised its options to extend the terms of the other nine vessels. Terms for five of the vessels were extended for an additional three years, with terms ending in December 2022, and terms for four of the vessels were extended for an additional year, with terms ending December 2020.

Five of the Company's chartered in vessels contain a deferred payment obligation (“DPO”) which relates to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final quarterly payment due upon lease termination.

The future minimum commitments under these leases are as follows:

At June 30, 2019	Operating Leases	Finance Lease
2019	$38,564	$2,098
2020	89,503	4,172
2021	55,329	4,161
2022	71,819	4,161
2023	9,143	4,161
Thereafter	13,702	21,352
Net minimum lease payments	278,060	40,105
Less: present value discount	36,214	11,499
Total lease liabilities	$241,846	$28,606
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

For the three and six months ended June 30, 2019, lease expense for the 10 chartered-in vessels accounted for as operating leases was $22,581 and $44,879, respectively, which is included in charter hire expense on the consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $43,293 and $87,721 for the three and six months ended June 30, 2019, respectively.

For the three and six months ended June 30, 2019, lease expense related to the Company's finance lease was $566 related to amortization of the right-of-use asset and $410 related to interest on the lease liability. These are included in operating cash flows on the consolidated statements of cash flows.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The future minimum commitments under lease obligations for office space, which are operating leases, as of June 30, 2019 are as follows:

At June 30, 2019	Amount
2019	$333
2020	630
2021	631
2022	649
2023	474
Thereafter	1,186
Net minimum lease payments	3,903
Less: present value discount	1,134
Total lease liabilities	$2,769

For the three and six months ended June 30, 2019, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations, was $160 and $320, respectively. For the six months ended June 30, 2019, cash paid for office space rental was $326, which is included in operating cash flows on the consolidated statements of cash flows.

At June 30, 2019, the weighted average remaining lease term for the Company's operating leases and finance lease was 3.58 years and 9.92 years, respectively, and the weighted average discount rate was 7.48% and 7.32%, respectively.

Charters-out

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancelable contract term. Under certain time charter contracts, the Company receives variable lease payments based on a defined profit share arrangement, which are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. Services are recognized ratably over the life of the contract term.

The Company is the lessor under its time charter contracts. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts. Total time charter revenue for the three and six months ended June 30, 2019 was equal to lease income from lease payments of $62,320 and $125,757, respectively, less straight-line adjustments of $313 and $630, respectively. The net book value of owned vessels on noncancelable time charters was equal to $211,957 at June 30, 2019.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At June 30, 2019	Amount
2019	$100,936
2020	42,032
2021	26,624
2022	30,675
2023	31,405
Thereafter	46,059
Net minimum lease receipts	$277,731
Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

maintenance on each vessel has been deducted, although it cannot be assured that such estimate will be reflective of the actual off-hire in the future.
Note 11 — Vessels

In May and June 2019, the Company sold two of its ATBs for $1,101 and $1,069, respectively, net of broker commissions. As a result of the sales, the Company recognized an immaterial gain, which is included in (gain)/loss on disposal of vessels and other property, including impairments on the consolidated statements of operations.

In January 2019, the Company exercised an option to construct a second approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the second half of 2020. The Company's annual commitments under the contract are $13,258 for the remainder of 2019 and $31,359 in 2020.

Note 12 — Debt
In August 2019, the Company entered into loans in an aggregate principal amount of $50,000 to finance the Overseas Gulf Coast and the Overseas Sun Coast. Funding will occur on delivery of the vessels which is expected to be approximately September 30, 2019 and will be used to fund the $45,000 final payment. The loans will bear a fixed rate of interest and have a 5-year term with a 17-year amortization schedule.

During May 2019 and June 2019, in connection with the Company's sale of two of its ATBs, the Company made mandatory prepayments of $1,086 and $1,054, respectively, on its term loan due in 2023. The aggregate losses realized on these transactions, which related to the write-off of unamortized deferred finance costs, were not material during the three and six months ended June 30, 2019.

Note 13 — Commitments and Contingencies
At June 30, 2019, the Company had aggregate capital commitments of $70,200, net of progress payments already made aggregating $31,451, for the construction of two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these barges require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date and expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing, but the Company has not yet obtained the necessary financing.

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

Business Overview
OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 20-vessel U.S. Flag fleet consists of three ATBs, two lightering ATBs, three shuttle tankers, 10 MR tankers and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management's beliefs, internal studies and management's knowledge of industry trends.

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
We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, we have generally sought to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium-term charters or contracts of affreightment. Medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. Therefore, during periods of uncertainty in our markets, more of our vessels could be exposed to the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and TCE rates, which are non-GAAP measures. TCE revenues equal GAAP shipping revenues, less voyage expenses. TCE rates are determined by dividing TCE revenues by revenue days. These measures are reported because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the second quarter of 2019 compared to second quarter of 2018 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the relatively lower prices for domestic crude compared to international prices. In addition, the new construction phase of vessels with deliveries from 2015 to 2018 has ended and the supply of vessels are beginning to tighten through scrapping, lay ups and sales out of Jones Act service.

As of June 30, 2019, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 89 vessels, compared with 95 vessels as of June 30, 2018. There were no new deliveries and one large ATB scrapped during the second quarter of 2019.

The industry’s firm Jones Act orderbook as of June 30, 2019 consisted of two large ATBs with deliveries scheduled in the first half and second half of 2020, all of which were our orders. We ordered the new build ATBs in July 2018 and January 2019. The contract is with Gunderson Marine LLC for the construction of these two, approximately 204,000 BBL, oil and chemical tank barges, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 163,000 b/d in the second quarter of 2019 compared with 161,000 b/d in the second quarter of 2018. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at their refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of U.S. Bankruptcy Code. Due to the expected reduction in lightering volumes, we have redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment.

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
The Company adopted ASU No. 2016-02, Leases, effective January 1, 2019. Under the new standard, the Company recognized right-of-use assets of $264,546 and lease liabilities of $280,407 at January 1, 2019. See Note 10, “Leases,” for additional accounting policy and transition disclosures.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations
During the three and six months ended June 30, 2019, shipping revenues decreased by $6,908 and $20,199 or 7.2% and 10.3%, respectively, compared to the same period in 2018. The decrease primarily resulted from (a) an increase in drydock days, (b) fewer Government of Israel voyages, (c) one less vessel in operation during the first six months of 2019 compared to the same period in 2018, and (d) the sale of one vessel towards the end of the first six months of 2019 compared to no vessel sales during the first six months of 2018.
Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Time charter equivalent revenues	$82,106	$85,965	$164,860	$174,742
Add: Voyage expenses	6,353	9,402	11,337	21,654
Shipping revenues	$88,459	$95,367	$176,197	$196,396

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2019 and 2018 between spot and fixed earnings and the related revenue days.

	2019		2018
Three Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$37,356	$57,212	$32,180	$60,953
Revenue days	157	959	282	795
Non-Jones Act Handysize Product Carriers:
Average rate	$17,347	$11,962	$32,493	$—
Revenue days	99	83	163	—
ATBs:
Average rate	$19,000	$21,610	$20,679	$23,629
Revenue days	89	252	268	255
Lightering:
Average rate	$68,220	$—	$63,999	$—
Revenue days	169	—	182	—

	2019		2018
Six Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$33,920	$57,035	$37,109	$62,852
Revenue days	247	1,941	619	1,515
Non-Jones Act Handysize Product Carriers:
Average rate	$21,905	$12,023	$34,939	$—
Revenue days	211	151	342	—
ATBs:
Average rate	$19,979	$21,583	$16,508	$23,300
Revenue days	175	518	530	516
Lightering:
Average rate	$70,634	$—	$67,372	$—
Revenue days	349	—	355	—

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

During the second quarter of 2019, TCE revenues decreased by $3,859, or 4.5%, to $82,106 from $85,965 in the second quarter of 2018. The decrease primarily resulted from (a) an increase in drydock days, (b) one less Government of Israel voyage during the second quarter of 2019 compared to the same period in 2018, (c) one less vessel in operation during the second quarter of 2019 compared to the same period in 2018, and (d) the sale of one vessel towards the end of the second quarter of 2019 compared to no vessel sales during the same period in 2018.
Vessel expenses decreased 3.4%, or $1,136, to $32,520 in the second quarter of 2019 from $33,656 in the second quarter of 2018 primarily due to cost reductions, as well as, one less vessel in operation in the second quarter of 2019 compared to the second quarter of 2018. Depreciation and amortization remained stable at $13,084 in the second quarter of 2019 compared to $12,426 in the second quarter of 2018.

During the first six months of 2019, TCE revenues decreased by $9,882, or 5.7%, to $164,860 from $174,742 in the first six months of 2018. The decrease primarily resulted from (a) an increase in drydock days, (b) two less Government of Israel voyages during the first six months of 2019 compared to the first six months of 2018, (c) one less vessel in operation during the first six months of 2019 compared to the same period in 2018, and (d) the sale of one vessel towards the end of the first six months of 2019 compared to no vessel sales during the same period in 2018.

Vessel expenses decreased 3.3% or $2,193 to $64,967 for the six months ended June 30, 2019 from $67,160 for the same period in 2018 primarily due to cost reductions during 2019, as well as, one less vessel in operation during 2019. Depreciation and amortization remained stable at $25,561 for the first six months of 2019 compared to $24,798 during the first six months of 2018.

In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at their refinery in the Delaware Bay. The refinery has been shut down since the fire. The PES refinery complex consists of two refineries. One of the two can process 85,000 barrels per day. Reports indicate that the refineries are currently processing 145,000 barrels per day. Due to the expected reduction in lightering volumes, we have redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment. On June 21, 2019, PES filed a Chapter 11 bankruptcy petition. At the time of filing, we had outstanding receivables from PES of approximately $4,300. The ultimate recovery of these receivables is currently unknown. At June 30, 2019, we established a loss provision equal to $4,300. We are working diligently to maximize our recovery. PES has indicated that they plan to rebuild and restart operations.

Our two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (“MSP”), which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2019, we expect to receive $5,000 for each vessel. This subsidy is expected to continue through 2020, and increase to $5,200 beginning in 2021, subject to congressional appropriation. During fiscal year 2018, we received a $5,000 annual subsidy for one of our participating MSP vessels and a $4,600 annual subsidy for the other participating MSP vessel.We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses
During the second quarter of 2019, general and administrative expenses decreased by $619 to $5,957 from $6,576 in the second quarter of 2018. This decrease was primarily driven by reduced compensation and benefit costs.
During the six months ended June 30, 2019, general and administrative expenses decreased by $1,726 to $11,633 from $13,359 in the first six months of 2018. This decrease was primarily driven by reduced legal, accounting and consulting fees, as well as, reduced compensation and benefit costs.
Interest Expense
Interest expense was $6,571 and $13,077 for the three and six months ended June 30, 2019, respectively, compared with $7,497 and $15,573 for the three and six months ended June 30, 2018, respectively. The decrease in interest expense was primarily associated with the impact of the refinancing of our term loan at the end of 2018 and interest capitalized during 2019 due to vessels under construction.

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded an income tax benefit/(provision) of $773 and $(362), respectively, which represented effective tax rates of 31% and 11%, respectively. The increase in the effective tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was substantially due to the reduction in the relative impact of tonnage tax benefits.

For the six months ended June 30, 2019 and 2018, we recorded an income tax benefit/(provision) of $381 and $(1,564), respectively, which represented effective tax rates of (35)% and 19%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a discrete tax benefit recorded in the first quarter of 2019. The effective tax rate for the six months ended June 30, 2019 was less than the statutory rate primarily due to the aforementioned discrete tax benefit recorded in the first quarter. The effective tax rate for the six months ended June 30, 2018 was less than the statutory rate as a result of the non-taxability of income subject to the U.S. tonnage tax. The effective rate for the 2018 period was also adversely impacted by interest and executive compensation deduction limitations under the Tax Cuts and Jobs Act of 2017, which reduced our allowable deductions in both cases.

Liquidity and Sources of Capital
Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.
Liquidity
Working capital at June 30, 2019 was approximately $(64,000) compared with approximately $54,000 at December 31, 2018. This decrease was due to our recording of the current portion of operating and finance lease liabilities due to the adoption of ASU No. 2016-02, Leases. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $21,000. The additional decrease to working capital was due to progress payments we made for the construction of two tankers and two barges offset by an increase to working capital as a result of timing of accounts payable payments made at June 30, 2019 compared to December 31, 2018.
As of June 30, 2019, we had total liquidity on a consolidated basis comprised of $53,636 of cash (including $199 of restricted cash). We manage our cash in accordance with our intercompany cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.
As of June 30, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $333,597 and a total debt to total capitalization of 50.1%, compared to $345,535 and 51.2%, respectively, at December 31, 2018.
Restricted cash as of June 30, 2019 was related to the Unsecured Senior Notes.
At June 30, 2019, the Company had aggregate capital commitments of $70,200, net of progress payments already made aggregating $31,451, for the construction of two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these barges require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date, and the Company expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing, but the Company has not yet obtained the necessary financing.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the six months ended June 30, 2019 was $19,806. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

We are presently assessing the impact of the expected discontinuation of LIBOR in 2021.

Commitments

In January 2019, the Company exercised an option to construct a second approximately 204,000 BBL, oil and chemical tank barge for anticipated delivery to the Company during the second half of 2020. The Company's annual commitments under the contract are $13,258 for the remainder of 2019 and $31,359 in 2020.

At June 30, 2019, our annual commitments related to new vessel construction, which includes two tankers and two barges, are $86,275 in the remainder of 2019 and $36,425 in 2020.

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

 OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 9, 2019	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: August 9, 2019	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)