Form 10-Q
period 2019-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2019-11-08
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock (par value $0.01 per share)	OSG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of November 6, 2019: Class A common stock, par value $0.01 – 85,675,594 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 6, 2019 for the purchase of 3,693,499 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,484	$80,417
Restricted cash	60	59
Voyage receivables, including unbilled of $4,532 and $10,160, net of reserve for doubtful accounts	7,172	16,096
Income tax receivable	476	439
Other receivables	2,781	3,027
Prepaid expenses	1,130	9,886
Inventories and other current assets	1,998	2,456
Total Current Assets	63,101	112,380
Vessels and other property, less accumulated depreciation	732,675	597,659
Deferred drydock expenditures, net	26,888	26,099
Total Vessels, Other Property and Deferred Drydock	759,563	623,758
Restricted cash - non current	114	165
Investments in and advances to affiliated companies	272	3,585
Intangible assets, less accumulated amortization	32,967	36,417
Operating lease right-of-use assets	257,630	—
Other assets	23,312	51,425
Total Assets	$1,136,959	$827,730
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$31,933	$34,678
Current portion of operating lease liabilities	89,136	—
Current portion of finance lease liabilities	4,011	—
Current installments of long-term debt	30,821	23,240
Total Current Liabilities	155,901	57,918
Reserve for uncertain tax positions	218	220
Noncurrent operating lease liabilities	191,046	—
Noncurrent finance lease liabilities	24,075	—
Long-term debt	344,696	322,295
Deferred income taxes, net	71,456	73,365
Other liabilities	19,982	44,464
Total Liabilities	807,374	498,262
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 85,668,793 and 84,834,790 shares issued and outstanding)	857	848
Paid-in additional capital	589,985	587,826
Accumulated deficit	(254,318)	(252,014)
	336,524	336,660
Accumulated other comprehensive loss	(6,939)	(7,192)
Total Equity	329,585	329,468
Total Liabilities and Equity	$1,136,959	$827,730

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shipping Revenues:

Time and bareboat charter revenues	$63,491	$51,033	$188,619	$159,113
Voyage charter revenues	17,435	29,503	68,503	117,820
	80,926	80,536	257,122	276,933

Operating Expenses:
Voyage expenses	4,424	8,481	15,762	30,135
Vessel expenses	33,993	33,865	98,960	101,025
Charter hire expenses	22,802	23,079	67,645	68,394
Depreciation and amortization	13,324	12,828	38,922	37,627
General and administrative	5,288	6,410	16,917	19,768
Bad debt expense	—	—	4,300	—
Loss on disposal of vessels and other property, including impairments, net	36	—	87	—
Total operating expenses	79,867	84,663	242,593	256,949
Income/(loss) from vessel operations	1,059	(4,127)	14,529	19,984
Equity in income/(loss) of affiliated companies	156	—	224	(10)
Operating income/(loss)	1,215	(4,127)	14,753	19,974
Other income, net	375	518	992	271
Income/(loss) before interest expense and income taxes	1,590	(3,609)	15,745	20,245
Interest expense	(6,047)	(7,828)	(19,124)	(23,401)
Loss before income taxes	(4,457)	(11,437)	(3,379)	(3,156)
Income tax benefit	694	23,385	1,075	21,821
Net (loss)/income	$(3,763)	$11,948	$(2,304)	$18,665

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,375,668	88,535,376	89,210,136	88,337,614
Diluted - Class A	89,375,668	89,229,282	89,210,136	89,017,866
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.04)	$0.13	$(0.03)	$0.21

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)/income	$(3,763)	$11,948	$(2,304)	$18,665
Other comprehensive income, net of tax:
Net change in unrealized gains on cash flow hedges	—	—	—	112
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(17)	(31)	(50)	(102)
Net change in unrecognized actuarial losses	102	134	303	435
Other comprehensive income	85	103	253	445
Comprehensive (loss)/income	$(3,678)	$12,051	$(2,051)	$19,110

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss)/income	$(2,304)	$18,665
Items included in net income not affecting cash flows:
Depreciation and amortization	38,922	37,627
Bad debt expense	4,300	—
Loss on disposal of vessels and other property, including impairments, net	87	—
Amortization of debt discount and other deferred financing costs	1,477	3,117
Compensation relating to restricted stock awards and stock option grants	1,212	2,312
Deferred income tax benefit	(1,851)	(22,328)
Interest on finance lease liabilities	941	—
Non-cash operating lease expense	62,058	—
Loss on extinguishment of debt, net	72	981
Other - net	—	1,575
Distributed earnings of affiliated companies	3,314	3,747
Payments for drydocking	(11,477)	(9,629)
Operating lease right-of-use assets	5,999	—
Operating lease liabilities	(61,366)	—
Changes in operating assets and liabilities, net	4,368	7,630
Net cash provided by operating activities	45,752	43,697
Cash Flows from Investing Activities:
Proceeds from disposals of vessels and other property	3,404	—
Expenditures for vessels and vessel improvements	(105,244)	(10,116)
Expenditures for other property	(1,399)	(124)
Net cash used in investing activities	(103,239)	(10,240)
Cash Flows from Financing Activities:
Payments on debt	(16,667)	(28,166)
Extinguishment of debt	(3,271)	(47,000)
Tax withholding on share-based awards	(294)	(359)
Issuance of debt	50,000	—
Deferred financing costs for issuance of debt	(1,417)	—
Payments on principal portion of finance lease liabilities	(1,847)	—
Net cash provided by/(used in) financing activities	26,504	(75,525)
Net decrease in cash, cash equivalents and restricted cash	(30,983)	(42,068)
Cash, cash equivalents and restricted cash at beginning of period	80,641	166,269
Cash, cash equivalents and restricted cash at end of period	$49,658	$124,201

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)	$(6,462)	$313,238
Adoption of accounting standard	—	—	(1,228)	—	(1,228)
Net income	—	—	3,662	—	3,662
Other comprehensive income	—	—	—	215	215
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	4	(363)	—	—	(359)
Compensation related to Class A options granted and restricted stock awards	—	1,731	—	—	1,731
Balance at March 31, 2018	787	586,043	(263,324)	(6,247)	317,259
Net income	—	—	3,055	—	3,055
Other comprehensive income	—	—	—	127	127
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—
Compensation related to Class A options granted and restricted stock awards		391	—	—	391
Conversion of Class A warrants to common stock	17	(17)	—	—	—
Balance at June 30, 2018	807	586,414	(260,269)	(6,120)	320,832
Net income	—	—	11,948	—	11,948
Other comprehensive income	—	—	—	103	103
Compensation related to Class A options granted and restricted stock awards	—	502	—	—	502
Conversion of Class A warrants to common stock	39	(39)	—	—	—
Balance at September 30, 2018	$846	$586,877	$(248,321)	$(6,017)	$333,385

Balance at December 31, 2018	$848	$587,826	$(252,014)	$(7,192)	$329,468
Net income	—	—	3,197	—	3,197
Other comprehensive income	—	—	—	83	83
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(299)	—	—	(294)
Compensation related to Class A options granted and restricted stock awards	—	1,559	—	—	1,559
Balance at March 31, 2019	853	589,086	(248,817)	(7,109)	334,013
Net loss	—	—	(1,738)	—	(1,738)
Other comprehensive income	—	—	—	85	85
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—	—	(1)
Compensation related to Class A options granted and restricted stock awards	—	454	—	—	454
Conversion of Class A warrants to common stock	2	(2)	—	—	—
Balance at June 30, 2019	857	589,535	(250,555)	(7,024)	332,813
Net loss	—	—	(3,763)	—	(3,763)
Other comprehensive income	—	—	—	85	85
Compensation related to Class A options granted and restricted stock awards	—	450	—	—	450
Balance at September 30, 2019	$857	$589,985	$(254,318)	$(6,939)	$329,585

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 85,668,793 Class A shares outstanding as of September 30, 2019.
(2)	Includes 19,475,470 outstanding Class A warrants as of September 30, 2019.
(3)	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly-owned subsidiaries (collectively, the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trade through two wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2 — Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with terms greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of operations and the statement of cash flows is largely unchanged from prior GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02.

The Company adopted the standard using the modified retrospective approach effective January 1, 2019. The Company’s lease portfolio is primarily comprised of vessels chartered-in and office space. As a result of adopting this standard, the Company recorded right-of-use assets of $264,546 and lease liabilities of $280,407 at January 1, 2019. The adoption of this standard did not impact the Company’s accumulated deficit, consolidated statements of operations or consolidated statements of cash flows.

The Company applied the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Also, the Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet. Finally, the Company implemented changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.

See Note 10, “Leases,” for additional information.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 15, 2020 and is required to be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for issuance. The Company plans to adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

At its meeting in October 2019, the FASB affirmed its decision to use a two-bucket approach for determining the effective dates of major accounting standards, which included the credit losses standard. Under this approach, the buckets would be defined as follows:

Bucket 1— All public business entities (“PBEs”) that are SEC filers (as defined in U.S. GAAP), excluding smaller reporting companies (“SRCs”) (as defined by the SEC). The credit losses standard would be effective January 1, 2020.

Bucket 2— All other entities, including SRCs, other PBEs that are not SEC filers, private companies, not-for-profit organizations, and employee benefit plans. The credit losses standard would be effective January 1, 2023.

At the annual evaluation date on June 30, 2019, the Company met the SEC definition of a smaller reporting company. Accordingly, the Company plans on adopting the credit losses standard on January 1, 2023 subject to the issuance of the final ASU from the FASB which is expected in November 2019.

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

Voyage Charter Revenues

The Company enters into voyage charter contracts, under which the customer pays a transportation charge, voyage freight, for the movement of a specific cargo between two or more specified ports. The Company’s performance obligation under voyage charters, which consists of moving cargo from a load port to a discharge port, is satisfied over time. Accordingly, under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. The transaction price is in the form of a fixed fee at contract inception, which is the transportation charge. Voyage charter contracts also include variable consideration primarily in the form of demurrage, which is additional revenue the Company receives for delays experienced in loading or unloading cargo that are not deemed to be the responsibility of the Company. The Company does not include demurrage in the transaction price for voyage charters as it is considered constrained since it is highly susceptible to factors outside the Company’s influence. Examples of when demurrage is incurred include unforeseeable weather conditions and security regulations at ports. The uncertainty related to this variable consideration is resolved upon the completion of the voyage, the duration of which is generally less than 30 days.

U.S. Maritime Security Program

Two of the Company’s U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (“MSP”), which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The Company considers the MSP contract with the U.S. government a service arrangement under ASC 606. Under this arrangement, the Company receives an annual operating-differential subsidy pursuant to the Merchant Marine Act of 1936 for each participating vessel, subject in each case to annual congressional appropriations. The subsidy is intended to reimburse owners for the additional costs of operating U.S. Flag vessels; therefore, the Company has presented this subsidy as an offset to vessel expenses.

Contracts of Affreightment

The Company enters into contracts of affreightment (“COA”) to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company has COA arrangements to provide for lightering services and other arrangements based on the number of voyages. These contracts are service contracts within the scope of ASC 606 for which the underlying performance obligation is satisfied as a series of distinct services.

The Company’s COA include minimum purchase requirements from customers that are expressed in either fixed monthly barrels, annual minimum barrel volume requirements or annual minimum number of voyages to complete. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement. These contract minimums represent fixed consideration within the contract which is recognized as the distinct services of delivering barrels or voyages are performed in the series over time. The Company will adjust revenue recognized for any minimum volume unexercised right.

COA provide the charterer with the opportunity to purchase additional transportation services above the minimum. If this is not considered a material right, the Company recognizes revenue related to the additional services at the contractual rate as the product is transferred over time. If the additional transportation service is considered a material right, the Company applies the practical alternative to allocate the transaction price to the material right. As a result, the Company may recognize revenue related to COA at an amount which is different than the invoiced amount if the Company’s estimated volume to be transported under the contract exceeds the contractual minimum.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

COA also include variable consideration primarily related to demurrage. The Company does not include this variable consideration in the transaction price for these contracts as the consideration is constrained since the obligation to deliver this service is outside the control of the Company. The uncertainty related to this variable consideration is resolved with the customer over the course of the contract term as individual voyages discharge. Revenue generated by COA is included within voyage charter revenues on the condensed consolidated statements of operations.

At September 30, 2019, the Company had deferred revenue of $613 related to certain of the Company’s COA, which is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Time and bareboat charter revenues	$63,491	$51,033	$188,619	$159,113
Voyage charter revenues(1)	7,369	14,705	21,063	67,988
Contracts of affreightment revenues	10,066	14,798	47,440	49,832
Total shipping revenues	$80,926	$80,536	$257,122	$276,933

(1) Voyage charter revenues include approximately $659 and $1,320 of revenue related to short-term time charter contracts for the three months ended September 30, 2019 and 2018, respectively, and $4,516 and $7,611 for the nine months ended September 30, 2019 and 2018, respectively.

Voyage Receivables

As of September 30, 2019 and December 31, 2018, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $5,221 and $12,515, respectively, net of allowance for doubtful accounts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the allowance for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At September 30, 2019, the costs related to voyages that were not yet completed were not material.

Additionally, these contracts include out-of-pocket expense (i.e. fuel, port charges, canal tolls) incurred by the Company in fulfilling its performance obligation, which are reimbursed by the charterer at cost. The reimbursement for these fulfillment costs have been included in the Company’s estimated transaction price for the contract and recognized as revenue when performance obligations are satisfied.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, there was an aggregate amount of $48,773 of revenue under COA which the Company will be entitled to providing services in the future. The Company expects to recognize revenue of approximately $12,682 in 2019, $32,296 in 2020 and $3,795 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s best estimate of future services.

Practical Expedients and Exemptions

The Company’s voyage charter contracts and some of the Company’s COA have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient, which permits the Company to not disclose the portion of the transaction price allocated to the remaining performance obligations within these contracts.

The Company expenses broker commissions for voyage charters, which are costs of obtaining a contract, as they are incurred because the amortization period is less than one year or are otherwise amortized as the underlying performance obligation is satisfied. The Company records these costs within voyage expenses in the consolidated statements of operations.

The Company has not retrospectively restated contracts that were modified before the January 1, 2018 adoption date.

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

Class A

As of September 30, 2019, there were 1,718,865 shares of Class A restricted stock units and 1,478,756 Class A stock options outstanding, which were considered to be potentially dilutive securities. As of September 30, 2018, there were 912,315 shares of Class A restricted stock units and 866,011 Class A stock options outstanding, which were considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)/income	$(3,763)	$11,948	$(2,304)	$18,665

Weighted average common shares outstanding:
Class A common stock - basic	89,375,668	88,535,376	89,210,136	88,337,614
Class A common stock - diluted	89,375,668	89,229,282	89,210,136	89,017,866

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

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
September 30, 2019:
Assets
Cash (1)	$49,658	$49,658	$—
Total	$49,658	$49,658	$—
Liabilities
Term loan agreement, due 2023	$298,579	$—	$305,978
Term loan agreement, due 2024	48,855	—	50,150
Term loan agreement, due 2026	27,395	—	27,582
7.5% Election 2 notes due 2021	298	—	302
7.5% notes due 2024	390	—	391
Total	$375,517	$—	$384,403

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2018:
Assets
Cash (1)	$80,641	$80,641	$—
Total	$80,641	$80,641	$—
Liabilities
Term loan agreement, due 2023	$317,472	$—	$325,000
Term loan agreement, due 2026	27,376	—	26,500
7.5% Election 2 notes due 2021	297	—	229
7.5% notes due 2024	390	—	296
Total	$345,535	$—	$352,025

(1)	Includes current and non-current restricted cash aggregating $174 and $224 at September 30, 2019 and December 31, 2018, respectively. Restricted cash as of September 30, 2019 and December 31, 2018 was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the third quarter of 2019, the Company considered whether events or changes in circumstances had occurred since December 31, 2018 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of September 30, 2019. The Company concluded that no such events or changes in circumstances had occurred.

Note 6 — Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded income tax benefits of $694 and $23,385, respectively, which represented effective tax rates of 16% and 205%, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax benefits of $1,075 and $21,821, respectively, which represented effective tax rates of 32% and 691%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was substantially due to the one-time settlement of the Internal Revenue Service (“IRS”) exam of the 2012 through 2015 audit years that occurred during the third quarter of 2018, which permitted us to recognize benefits that had been previously deferred. The effective tax rate for the nine months ended September 30, 2019 was more than the statutory rate due to the discrete tax benefit recorded in the first quarter and the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2018 was more than the statutory rate as a result of stock compensation pursuant to ASU-2016-09, Improvements to Employee Share-Based Payment Accounting, offset in part by the non-taxability of income subject to the U.S. tonnage tax. The effective rate for the 2018 period was also impacted by the settlement of the IRS audit.

As of September 30, 2019 and December 31, 2018, the Company recorded a non-current reserve for uncertain tax positions of $218 and $220, respectively.

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

Guarantees

International Seaways, Inc. (“INSW”) entered into guarantee arrangements in connection with the spin-off from OSG on November 30, 2016. On October 7, 2019, INSW sold its ownership interest in their joint venture with Qatar Gas Transport Company Ltd, releasing OSG from all obligations under the guarantee arrangements.

Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the nine months ended September 30, 2019, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 159,685 shares of Class A common stock at an average price of $1.84 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the nine months ended September 30, 2019, the Company issued 213,146 shares of Class A common stock as a result of the exercise of 1,128,184 Class A warrants. During the nine months ended September 30, 2018, the Company issued 5,605,911 shares of Class A common stock as a result of the exercise of 29,581,938 Class A warrants.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

During the nine months ended September 30, 2019, the Company awarded 357,866 time-based RSUs to its non-employee directors. The grant date fair value of these awards was $1.78 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the nine months ended September 30, 2019, the Company granted 552,598 RSUs to its employees, including senior officers, respectively. The grant date fair value of these awards was $2.02 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In addition, during the nine months ended September 30, 2019, the Company awarded 329,121 shares of the Company’s Class A common stock to one of its senior officers, respectively, which vested immediately. The average grant date fair value of these awards was $1.90 per share.

During the nine months ended September 30, 2019, the Company awarded 352,258 performance-based RSUs to its senior officers, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.

The ROIC Target RSU award and the TSR Target RSU award is subject to an increase up to a maximum of 176,129 target RSUs combined (528,387 RSUs in total) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of September 30, 2019, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.02 per RSU.

During the nine months ended September 30, 2019, the Company awarded 612,745 stock options to one of its senior officers, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.89 per share. The call option value of the options was $1.02 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee’s employment by the Company without cause or by the grantee for good reason, and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

Note 9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2019	December 31, 2018
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(6,939)	$(7,192)
Accumulated other comprehensive loss	$(6,939)	$(7,192)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2019 and 2018:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of June 30, 2019	$(7,024)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(23)
Amounts reclassified from accumulated other comprehensive income	108
Total change in accumulated other comprehensive income	85
Balance as of September 30, 2019	$(6,939)

Balance as of June 30, 2018	$(6,120)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	18
Amounts reclassified from accumulated other comprehensive income	85
Total change in accumulated other comprehensive income	103
Balance as of September 30, 2018	$(6,017)

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total

Balance as of December 31, 2018	$—	$(7,192)	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—	(71)	(71)
Amounts reclassified from accumulated other comprehensive income	—	324	324
Total change in accumulated other comprehensive income	—	253	253
Balance as of September 30, 2019	$—	$(6,939)	$(6,939)

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(69)	79	10
Amounts reclassified from accumulated other comprehensive income	181	254	435
Total change in accumulated other comprehensive income	112	333	445
Balance as of September 30, 2018	$—	$(6,017)	$(6,017)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income/(expense) on the condensed consolidated statements of operations.

Note 10 — Leases

On January 1, 2019, the Company adopted ASC 842 applying the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The Company’s lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than 1 year to 16 years. Many of the Company’s leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors. The impact of adopting this standard resulted in the recording of right-of-use assets of $264,546 and lease liabilities of $280,407 at January 1, 2019. The adoption of the standard did not impact the Company’s accumulated deficit, consolidated statements of operations or consolidated statements of cash flows. The Company calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. The Company’s leases are discounted using its incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable.

The Company applied the package of practical expedients that allows companies not to reassess whether any expired or expiring contracts are or contain leases, lease classification for any expired or expiring leases and initial direct costs for any expired or expiring leases. Also, the Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet. Finally, the Company implemented changes to processes and internal controls to meet the standard’s updated reporting and disclosure requirements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Company’s lease right-of-use assets and lease liabilities at September 30, 2019 were as follows:

September 30, 2019
Operating leases
Vessels chartered-in noncurrent operating lease assets	$254,973
Office space noncurrent operating lease assets	2,657
Total noncurrent operating lease assets	$257,630

Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$88,572
Noncurrent operating lease liabilities	188,953
277,525
Office space operating lease liabilities
Current portion of operating lease liabilities	564
Noncurrent operating lease liabilities	2,093
2,657
Total operating lease liabilities	$280,182

Finance lease
Vessels and other property	$28,993
Accumulated depreciation	(1,309)
Vessels and other property, less accumulated depreciation	$27,684

Current portion of finance lease liabilities	$4,011
Noncurrent finance lease liabilities	24,075
Total finance lease liabilities	$28,086

Charters-in

As of September 30, 2019, the Company had commitments to charter-in 11 vessels, which are all bareboat charters. During the second quarter of 2019, the Company commenced a bareboat charter for the Overseas Key West for a lease term of 10 years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as a finance lease. The remaining 10 chartered-in vessels are accounted for as operating leases. The right-of-use asset accounted for as a finance lease arrangement is reported in vessels and other property, less accumulated depreciation on our condensed consolidated balance sheets. The Company holds options for 10 of the vessels chartered-in that can be exercised for 1, 3 or 5 years with the 1-year option only usable once, while the 3- and 5-year options are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually. The Company exercised its option on one of its vessels to extend the term until June 2025. On December 10, 2018, the Company exercised its options to extend the terms of the other nine vessels. Terms for five of the vessels were extended for an additional three years, with terms ending in December 2022, and terms for four of the vessels were extended for an additional year, with terms ending December 2020.

Five of the Company’s chartered in vessels contain a deferred payment obligation (“DPO”) which relates to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final quarterly payment due upon lease termination.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The future minimum commitments under these leases are as follows:

At September 30, 2019	Operating Leases	Finance Lease
2019	$23,007	$1,049
2020	90,483	4,172
2021	73,214	4,161
2022	89,704	4,161
2023	26,048	4,161
Thereafter	13,702	21,352
Net minimum lease payments	316,158	39,056
Less: present value discount	38,633	10,970
Total lease liabilities	$277,525	$28,086

The bareboat charters-in provide for variable lease payments in the form of profit share to the owners of the vessels calculated in accordance with the respective charter agreements or based on time charter sublease revenue. Because such amounts and the periods impacted are not reasonably estimable, they are not currently reflected in the table above. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term through December 31, 2019.

For the three and nine months ended September 30, 2019, lease expense for the 10 chartered-in vessels accounted for as operating leases was $22,802 and $67,645, respectively, which is included in charter hire expense on the condensed consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $46,337 and $134,058 for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2019, the Company had non-cash operating activities of $46,733 for obtaining operating right-of-use assets and liabilities.

For the three and nine months ended September 30, 2019, lease expense related to the Company’s finance lease was $1,309 related to amortization of the right-of-use asset and $941 related to interest on the lease liability. These are included in operating cash flows on the condensed consolidated statements of cash flows. For the nine months ended September 30, 2019, the Company had non-cash financing activities of $28,993 for obtaining finance right-of-use assets.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum commitments under lease obligations for office space, which are operating leases, as of September 30, 2019 are as follows:

At September 30, 2019	Amount
2019	$167
2020	630
2021	631
2022	649
2023	474
Thereafter	1,186
Net minimum lease payments	3,737
Less: present value discount	1,080
Total lease liabilities	$2,657

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

For the three and nine months ended September 30, 2019, the rental expense for office space, which is included in general and administrative expenses on the condensed consolidated statements of operations, was $160 and $480, respectively. For the nine months ended September 30, 2019, cash paid for office space rental was $493, which is included in operating cash flows on the condensed consolidated statements of cash flows.

At September 30, 2019, the weighted average remaining lease term for the Company’s operating leases and finance lease was 3.72 years and 9.39 years, respectively, and the weighted average discount rate was 7.01% and 7.32%, respectively.

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

The Company is the lessor under its time charter contracts. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts. Total time charter revenue for the three and nine months ended September 30, 2019 was equal to lease income from lease payments of $63,731 and $189,489, respectively, less straight-line adjustments of $240 and $870, respectively. The net book value of owned vessels on noncancelable time charters was equal to $206,824 at September 30, 2019.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At September 30, 2019	Amount
2019	$65,197
2020	163,424
2021	47,324
2022	30,675
2023	31,405
Thereafter	46,059
Net minimum lease receipts	$384,084

Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although it cannot be assured that such estimate will be reflective of the actual off-hire in the future.

Note 11 — Vessels

On September 30, 2019, the Company took delivery of two 50,000 DWT class product and chemical tankers at Hyundai Mipo Dockyard Co., Ltd. The tankers, named the Overseas Gulf Coast and Overseas Sun Coast, will be operating in the international market under the Marshall Islands flag, with both vessels having entered into one-year time charters.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In September 2019, the Company sold one of its ATBs for $1,234, net of broker commissions. As a result of the sales, the Company recognized an immaterial gain, which is included in loss on disposal of vessels and other property, including impairments on the condensed consolidated statements of operations.

In May and June 2019, the Company sold two of its ATBs for $1,101 and $1,069, respectively, net of broker commissions. As a result of the sales, the Company recognized an immaterial loss, which is included in loss on disposal of vessels and other property, including impairments on the condensed consolidated statements of operations.

In July 2018 and January 2019, the Company signed binding contracts with Gunderson Marine LLC for the construction of two approximately 204,000 BBL, oil and chemical tank barges. The anticipated delivery of the barges to the Company is during the first and second half of 2020, respectively. The Company’s annual commitments under the contracts are $24,382 for the remainder of 2019 and $36,438 in 2020.

For the nine months ended September 30, 2019, the Company had approximately $5,600 of non-cash investing activities for the accrual of capital expenditures related to the Company’s newbuilds.

Note 12 — Debt

During September 2019, in connection with the Company’s sale of one of its ATBs, the Company made a mandatory prepayment of $1,132 on its term loan due in 2023. The aggregate loss realized on this transaction, which related to the write-off of unamortized deferred finance costs, was not material.

In August 2019, two of the Company’s subsidiaries entered into loans in an aggregate principal amount of $50,000 to finance the Overseas Gulf Coast and the Overseas Sun Coast. The loans are secured by first preferred ship mortgages on the vessels and a guaranty from the Company. Funding occurred on delivery of the vessels on September 30, 2019, with $45,157 used to fund the final payment for the vessels. The loans bear a fixed rate of interest of 5.54% and have a 5-year term maturing on September 30, 2024 with a 17-year amortization schedule. The annual principal payments required to be made for the loans are $624 for the remainder of 2019, $2,586 in 2020, $2,733 in 2021, $2,888 in 2022, $3,052 in 2023 and $38,117 thereafter.

During May 2019 and June 2019, in connection with the Company’s sale of two of its ATBs, the Company made mandatory prepayments of $1,086 and $1,054, respectively, on its term loan due in 2023. The aggregate losses realized on these transactions, which related to the write-off of unamortized deferred finance costs, were not material.

Note 13 — Commitments and Contingencies

At September 30, 2019, the Company had aggregate capital commitments of $60,820, net of progress payments already made aggregating to $40,852, for the construction of two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these barges require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date and expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing, but the Company has not yet obtained the necessary financing.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this MD&A section, contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Such factors include, but are not limited to:

●	the highly cyclical nature of OSG’s industry;
●	the market value of vessels fluctuates significantly;
●	an increase in the supply of Jones Act vessels without a commensurate increase in demand;
●	changing economic, political and governmental conditions in the United States or abroad and general conditions in the oil and natural gas industry;
●	changes in fuel prices;
●	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	public health threats;
●	acts of piracy on ocean-going vessels or terrorist attacks and international hostilities and instability;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and the heightened exposure to the Jones Act market fluctuations, including stockholder citizenship requirements imposed on us by the Jones Act;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	changes in demand in specialized markets in which the Company currently trades;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms or the loss of a large customer;
●	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;
●	the loss of, or reduction in business by, the Company’s largest customers;
●	refusal of certain customers to use vessels of a certain age;
●	the Company’s significant operating leases could be replaced on less favorable terms or may not be replaced;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the inability to clear oil majors’ risk assessment processes;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in, failure or breach of the Company’s information technology and communication systems upon the Company’s ability to operate or a cybersecurity breach;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	the Company’s ability to attract, retain and motivate key employees;
●	ineffective internal controls;
●	the impact of potential changes in U.S. tax laws;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the impact of litigation, government inquiries and investigations;
●	the arrest of OSG’s vessels by maritime claimants;
●	the Company’s ability to use its net operating loss carryforwards;
●	market price of the Company’s securities fluctuates significantly;
●	the Company’s ability to sell warrants may be limited and the exercise of outstanding warrants may result in substantial dilution;
●	the Company’s common stock is subject to restrictions on foreign ownership;
●	OSG is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends;
●	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control; and
●	securities analysts may not initiate coverage or continue to cover the Company’s securities.

The Company assumes no obligation to update or revise any forward looking statements. Forward looking statements in this Quarterly Report on Form 10-Q and written and oral forward looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC. Capitalized terms used in this Quarterly Report on Form 10-Q have the meanings given in the Company’s 2018 Annual Report on Form 10-K.

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 21-vessel U.S. Flag fleet consists of two conventional ATBs, two lightering ATBs, three shuttle tankers, 10 conventional MR tankers, two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”), all of which are U.S. flagged, as well as two Marshall Island flagged non-Jones Act MR tankers trading in international markets. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the third quarter of 2019 compared to third quarter of 2018 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the new construction phase of vessels with deliveries from 2015 to 2018 has ended and the supply of vessels has tightened through scrapping, lay ups and sales out of Jones Act service.

As of September 30, 2019, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000 barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 88 vessels, compared with 93 vessels as of September 30, 2018. There were no new deliveries and one large ATB scrapped during the third quarter of 2019.

The industry’s firm Jones Act orderbook as of September 30, 2019 consisted of two large ATBs with deliveries scheduled in the first half and second half of 2020, both of which were our orders. We ordered the new build ATBs in July 2018 and January 2019. The contract is with Gunderson Marine LLC for the construction of these two, approximately 204,000 BBL, oil and chemical tank barges, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 92,000 b/d in the third quarter of 2019 compared with 158,000 b/d in the third quarter of 2018. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at their refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of U.S. Bankruptcy Code. Due to the expected reduction in lightering volumes, we have redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations

During the three months ended September 30, 2019, shipping revenues increased by $390, or 0.5%, compared to the same period in 2018. The increase primarily resulted from (a) an increase in average daily rates earned by the Company’s fleet, (b) decreased spot market exposure, and (c) a decrease in drydock, which is an out of service period used to perform required major maintenance to continue trading and maximize a vessel’s useful life, and repair days. The increase was offset by two fewer vessels in operation during the third quarter of 2019 compared to the third quarter of 2018. During the nine months ended September 30, 2019, shipping revenues decreased $19,811, or 7.2%, compared to the same period in 2018. The decrease primarily resulted from fewer Government of Israel voyages and two fewer vessels in operation.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Time charter equivalent revenues	$76,502	$72,055	$241,360	$246,798
Add: Voyage expenses	4,424	8,481	15,762	30,135
Shipping revenues	$80,926	$80,536	$257,122	$276,933

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2019 and 2018 between spot and fixed earnings and the related revenue days.

	2019		2018
Three Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$2,825	$57,494	$17,133	$56,999
Revenue days	184	1,009	276	797
Non-Jones Act Handysize Product Carriers:
Average rate	$32,809	$12,810	$16,541	$—
Revenue days	92	91	184	—
ATBs:
Average rate	$938	$21,507	$15,233	$22,171
Revenue days	14	166	235	224
Lightering:
Average rate	$56,923	$—	$65,023	$—
Revenue days	179	—	158	—

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	2019		2018
Nine Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$20,635	$57,192	$30,931	$60,759
Revenue days	431	2,950	894	2,315
Non-Jones Act Handysize Product Carriers:
Average rate	$25,213	$12,319	$28,506	$—
Revenue days	303	242	526	—
ATBs:
Average rate	$18,573	$21,565	$16,620	$22,438
Revenue days	188	685	764	740
Lightering:
Average rate	$65,984	$—	$66,648	$—
Revenue days	529	—	513	—

During the third quarter of 2019, TCE revenues increased by $4,447, or 6.2%, to $76,502 from $72,055 in the third quarter of 2018. The increase primarily resulted from (a) an increase in average daily rates earned by the Company’s fleet, (b) decreased spot market exposure, (c) 61 day decrease in scheduled drydocking, and (d) 78 day decrease in unplanned repair days, including one vessel that was hit by a third-party ship in 2018. The increase was offset by two fewer vessels in operation during the third quarter of 2019 compared to the third quarter of 2018.

Vessel expenses remained stable at $33,993 in the third quarter of 2019 compared to $33,865 in the third quarter of 2018. Depreciation and amortization increased by $496, or 3.9%, to $13,324 in the third quarter of 2019 compared to $12,828 in the third quarter of 2018. The increase was due to an increase in amortization of drydock costs.

During the nine months ended September 30, 2019, TCE revenues decreased by $5,438, or 2.2%, to $241,360 from $246,798 during the nine months ended September 30, 2018. The decrease primarily resulted from two less Government of Israel voyages and two fewer vessels in operation during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Vessel expenses decreased 2.0%, or $2,065, to $98,960 for the nine months ended September 30, 2019 from $101,025 for the same period in 2018 primarily due to cost reductions during 2019, as well as, two fewer vessels in operation during 2019. Depreciation and amortization increased $1,295, or 3.4%, to $38,922 for the nine months ended September 30, 2019 compared to $37,627 during the nine months ended September 30, 2018. The increase was due to an increase in amortization of drydock costs.

In June 2019, one of our lightering customers, PES, suffered an explosion and fire at their refinery in the Delaware Bay. The PES refinery complex, which consists of two refineries, has been shut down since the fire. Due to the expected reduction in lightering volumes, we redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment. In July 2019, PES filed a Chapter 11 bankruptcy petition. At September 30, 2019, we had outstanding receivables from PES of approximately $4,300. The ultimate recovery of these receivables is currently unknown. We established a loss provision equal to $4,300. We are working diligently to maximize our recovery.

Our two U.S. Flag Product Carriers participate in the MSP, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2019, we expect to receive $5,000 for each vessel. This subsidy is expected to continue through 2020, and increase to $5,200 beginning in 2021, subject to congressional appropriation. During fiscal year 2018, we received a $5,000 annual subsidy for one of our participating MSP vessels and a $4,600 annual subsidy for the other participating MSP vessel. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the third quarter of 2019, general and administrative expenses decreased by $1,122 to $5,288 from $6,410 in the third quarter of 2018. This decrease was primarily driven by reduced compensation and benefit costs, as well as reduced legal, accounting and consulting fees.

During the nine months ended September 30, 2019, general and administrative expenses decreased by $2,851 to $16,917 from $19,768 for the nine months ended September 30, 2018. This decrease was primarily driven by reduced compensation and benefit costs, as well as reduced legal, accounting and consulting fees.

Interest Expense

Interest expense was $6,047 and $19,124 for the three and nine months ended September 30, 2019, respectively, compared with $7,828 and $23,401 for the three and nine months ended September 30, 2018, respectively. The decrease in interest expense was primarily associated with the impact of the refinancing of our term loan at the end of 2018 and interest capitalized during 2019 due to vessels under construction.

Income Taxes

For the three months ended September 30, 2019 and 2018, we recorded income tax benefits of $694 and $23,385, respectively, which represented effective tax rates of 16% and 205%, respectively. For the nine months ended September 30, 2019 and 2018, we recorded income tax benefits of $1,075 and $21,821, respectively, which represented effective tax rates of 32% and 691%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was substantially due to the one-time settlement of the Internal Revenue Service (“IRS”) exam of the 2012 through 2015 audit years that occurred during the third quarter of 2018, which permitted us to recognize benefits that had been previously deferred. The effective tax rate for the nine months ended September 30, 2019 was more than the statutory rate due to the discrete tax benefit recorded in the first quarter and the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2018 was more than the statutory rate as a result of stock compensation pursuant to ASU-2016-09, Improvements to Employee Share-Based Payment Accounting, offset in part by the non-taxability of income subject to the U.S. tonnage tax. The effective rate for the 2018 period was also impacted by the settlement of the IRS audit.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2019 was approximately $(93,000) compared with approximately $54,000 at December 31, 2018. This decrease was due to our recording of the current portion of operating and finance lease liabilities due to the adoption of ASU No. 2016-02, Leases, and progress payments we made for the construction of two barges. The decrease was offset by an increase to working capital as a result of timing of accounts payable payments made at September 30, 2019 compared to December 31, 2018. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $346.

As of September 30, 2019, we had total liquidity on a consolidated basis comprised of $49,658 of cash (including $174 of restricted cash). We manage our cash in accordance with our intercompany cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of September 30, 2019 was related to requirements under the Unsecured Senior Notes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of September 30, 2019, we had voyage receivables of $7,172 compared to $16,096 as of December 31, 2018. The decrease in voyage receivables primarily relates to timing of collections from our customers and fewer vessels in operations in 2019.

As of September 30, 2019, we had total debt outstanding (net of original issue discount and deferred financing costs) of $375,517 and a total debt to total capitalization of 53.3%, compared to $345,535 and 51.2%, respectively, at December 31, 2018.

At September 30, 2019, the Company had aggregate capital commitments of $60,820, net of progress payments already made aggregating to $40,852, for the construction of two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these barges require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date, and the Company expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the nine months ended September 30, 2019 was $45,752. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

In August 2019, two of the Company’s subsidiaries entered into loans in an aggregate principal amount of $50,000 to finance the Overseas Gulf Coast and the Overseas Sun Coast. The loans are secured by first preferred ship mortgages on the vessels and a guaranty from the Company. Funding occurred on delivery of the vessels on September 30, 2019, with $45,157 used to fund the final payment for the vessels. The loans bear a fixed rate of interest of 5.54% and have a 5-year term maturing on September 30, 2024 with a 17-year amortization schedule. The annual principal payments required to be made for the loans are $624 for the remainder of 2019, $2,586 in 2020, $2,733 in 2021, $2,888 in 2022, $3,052 in 2023 and $38,117 thereafter.

Commitments

In July 2018 and January 2019, the Company signed binding contracts with Gunderson Marine LLC for the construction of two approximately 204,000 BBL, oil and chemical tank barges. The anticipated delivery of the barges to the Company is during the first and second half of 2020, respectively. The Company’s annual commitments under the contracts are $24,382 for the remainder of 2019 and $36,438 in 2020.

Off-Balance Sheet Arrangements

INSW entered into guarantee arrangements in connection with the spin-off from OSG on November 30, 2016. On October 7, 2019, INSW sold its ownership interest in their joint venture with Qatar Gas Transport Company Ltd, releasing OSG from all obligations under the guarantee arrangements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to lawsuits arising out of the normal course of business. In management’s opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position or cash flows.

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

None.

Item 3. Defaults upon senior securities

None.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan Time-Based Restricted Stock Unit Award Agreement, Form “Non-Employee Director”.

10.2	Loan and Security Agreement dated as of August 7, 2019, among the Registrant, certain subsidiary of the Registrant and Banc of America Leasing & Capital, LLC as lender.

10.3	Loan and Security Agreement dated as of August 7, 2019, among the Registrant, certain subsidiary of the Registrant and Pacific Western Bank as lender.

10.4	First Amendment to Loan and Security Agreement dated as of September 30, 2019, among the Registrant, certain subsidiary of the Registrant and Banc of America Leasing & Capital, LLC as lender.

10.5	First Amendment to Loan and Security Agreement dated as of September 30, 2019, among the Registrant, certain subsidiary of the Registrant and Pacific Western Bank as lender.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 8, 2019	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 8, 2019	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

