Form 10-K
period 2019-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2020-03-13
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 001-06479

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was $118,428,664, based on the closing price of $1.88 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

The number of shares outstanding of the issuer’s Class A common stock, as of March 6, 2020: Class A common stock, par value $0.01 – 86,324,920 shares. Excluded from these amounts are penny warrants, which were outstanding as of March 6, 2020, for the purchase of 3,655,270 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

OSG is currently a smaller reporting company (“SRC”) under SEC rules. Accordingly, disclosures in this Annual Report on Form 10-K have been modified. As an SRC, OSG is not required to provide certain disclosures, for example, risk factors, however, we have provided these disclosures.

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

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 (information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain forward-looking statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectations with respect to future events or circumstances based on various factors and are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

●	the highly cyclical nature of OSG’s industry;
●	market value of vessels fluctuates significantly;
●	an increase in the supply of Jones Act vessels without a commensurate increase in demand;
●	changing economic, political and governmental conditions in the United States or abroad and general conditions in the oil and natural gas industry;
●	changes in fuel prices;
●	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;

i

●	constraints on capital availability;
●	public health threats, including the possible coronavirus pandemic;
●	acts of piracy on ocean-going vessels or terrorist attacks and international hostilities and instability;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and the heightened exposure to the Jones Act market fluctuations, including stockholder citizenship requirements imposed on us by the Jones Act;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms or the loss of a large customer;
●	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;
●	the loss of, or reduction in business with, the Company’s largest customers;
●	refusal of certain customers to use vessels of a certain age;
●	the Company’s significant operating leases could be replaced on less favorable terms or may not be replaced;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in, or failure or breach of the Company’s information technology and communication systems upon the Company’s ability to operate or a cybersecurity breach;
●	the impact of a delay or disruption in implementing new technological and management systems;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	the Company’s ability to attract, retain and motivate key employees;
●	ineffective internal controls;
●	the impact of potential changes in U.S. tax laws;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the Company’s compliance with complex laws, regulations and in particular, environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the inability to clear oil majors’ risk assessment process;
●	the impact of litigation, government inquiries and investigations;
●	the arrest of OSG’s vessels by maritime claimants;
●	the Company’s ability to use its net operating loss carryforwards;
●	market price of the Company’s securities fluctuates significantly;
●	the Company’s ability to sell warrants may be limited and the exercise of outstanding warrants may result in substantial dilution;
●	the Company’s common stock is subject to restrictions on foreign ownership;
●	OSG is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends;
●	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control; and
●	securities analysts may not initiate coverage to cover the Company’s securities.

ii

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K and in other reports hereafter filed by the Company with the SEC under the caption “Risk Factors.” The Company assumes no obligation to update or revise any forward-looking statements except as may be required by law. Forward-looking statements in this Annual Report on Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

NON-GAAP FINANCIAL MEASURES AND SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“GAAP”). However, the Company has included in this Report certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this Report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with GAAP.

The Company presents four non-GAAP financial measures: time charter equivalent revenues (“TCE”), EBITDA, Adjusted EBITDA and vessel operating contribution. TCE revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents net income/(loss) before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. Vessel operating contribution represents TCE revenues less vessel expenses and charter hire expenses and is used as a measure to reflect our niche markets, which provide a stable operating platform underlying our total US Flag operations. Our niche markets include Delaware Bay lightering, MSP vessels and shuttle tankers.

This Annual Report on Form 10-K includes industry data and forecasts that we have prepared based, in part, on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from the Company’s market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on our management’s beliefs, internal studies and management’s knowledge of industry trends.

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

b/d—Barrels per day.

CERCLA—The U.S. Comprehensive Environmental Response, Compensation, and Liability Act.

iii

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

Contracts of Affreightment or COAs—An agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. One example would be two shipments of 70,000 tons per month for two years at the prevailing spot rate at the time of each loading.

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

iv

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

v

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

vi

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and petroleum products in the U.S. Flag trades. The Company manages its fleet through two wholly owned subsidiaries. At December 31, 2019, the Company owned or operated a fleet of 21 vessels totaling an aggregate of approximately 1 million deadweight tons (“dwt”). Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com. Neither our website nor the information contained on that site, or connected to that site, is incorporated by reference in this Annual Report on Form 10-K, except to the extent otherwise included herein.

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

Strategy

We seek to maximize stockholder value by generating strong cash flows through combining the predictability of fixed time charter revenues with opportunistic trading in the spot market; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions, including acquisitions of competitive or adjacent businesses. The key elements of our strategy are to:

●	Generate strong cash flows by capitalizing on our leading Jones Act market position, complementary time charter and spot market exposures, and long-standing customer relationships;
●	Emphasize the quality of our operations and adhere to the highest safety standards attainable; and
●	Seek out opportunities to increase scale and drive cost efficiencies through a disciplined approach to investment in core and adjacent asset classes to maximize return on capital across market cycles.

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

1	Overseas Shipholding Group, Inc.

We plan to actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessel assets as part of our effort to achieve attractive returns on capital. Using our commercial, financial and operational expertise, we seek to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or new-build contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also intend to engage in opportunistic dispositions or repurposing of our vessel assets where we can achieve attractive values relative to their anticipated future earnings from operations as we assess market cycles and requirements. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of crude oil, refined product, and potentially other U.S. Flag vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the U.S. Flag market.

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top three customers comprised 38% of shipping revenues during the year ended December 31, 2019. The customers and their related percentage of revenues are as follows: Monroe Energy LLC (16%), SeaRiver Maritime, Inc. (12%) and Shell (10%). See Note 2 - “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2019 and 2018.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2019, OSG’s operating fleet consisted of 21 vessels, 10 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned	Vessels Chartered-In	Total at December 31, 2019
Vessel Type	Number	Number	Total Vessels	Total dwt (2)
Handysize Product Carriers (1)	6	11	17	810,825
Refined Product ATBs	2	—	2	59,490
Lightering ATBs	2	—	2	91,112
Total Operating Fleet	10	11	21	961,427

(1)	Includes two owned shuttle tankers, 11 chartered-in tankers, two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program, all of which are U.S. flagged, as well as two owned Marshall Island flagged non-Jones Act MR tankers trading in international markets.
(2)	Total dwt is defined as aggregate deadweight tons for all vessels of that type.

Commercial Management

Time-Charter Market

The Company’s operating fleet currently includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions at such time. Time charters constituted 74% of the Company’s shipping revenues in 2019 and 58% in 2018 and 77% of the Company’s TCE revenues in 2019 and 65% in 2018.

2	Overseas Shipholding Group, Inc.

Spot Market

Voyage charters constituted 26% of the Company’s shipping revenues in 2019 and 42% in 2018 and 23% of the Company’s aggregate TCE revenues in 2019 and 35% in 2018. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile because they are determined by market forces including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

Seasonal trends affect oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. The timing of peaks in oil demand vary within the markets in which we operate. Available tonnage is affected over time, by the volume of newbuilding deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through scrapping or conversion) of existing vessels from service. Scrapping is affected by the level of freight rates, scrap prices, vetting standards established by charterers and terminals and by U.S. governmental regulations that establish maintenance standards. Voyage charters include COAs on three vessels. Changes in the percentage contributions are therefore affected by Delaware Bay lightering volumes. In addition, as ships come off of their time charters, they may be forced into short-term trades.

Business Segment

The Company has one reportable business segment. The Company’s U.S. Flag Fleet consists of 17 owned and chartered-in Jones Act Handysize Product Carriers and ATBs, two non-Jones Act U.S. Flag Handysize Product Carriers that participate in the U.S. Maritime Security Program and two owned Marshall Island flagged non-Jones Act MR tankers trading in international markets. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that satisfy Jones Act requirements, including requirements that vessels be constructed in the United States and owned by companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

●

Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel owning companies with a ship that participates in the program receives an annual subsidy that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $5,000 for each vessel in 2019 and $5,000 on one vessel and $4,600 on one vessel in 2018.

Under the terms of the program, the Company expects to receive up to $5,000 annually for each vessel during 2020 and up to $5,200 for each vessel beginning in 2021. The Company does not receive the subsidy with respect to any days for which one or both of the vessels operate under a time charter to a U.S. government agency.

●	Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering activity, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MarAd if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company. For the year ended December 31, 2019, liquidated damages incurred were not material. There were no liquidated damages incurred during the year ended December 31, 2018.

3	Overseas Shipholding Group, Inc.

At December 31, 2019, the Company had a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG, Keystone Shipping Company and BP plc (“BP”) to support BP’s Alaskan crude oil transportation requirements. Each member in ATC was entitled to receive its respective share of any incentive charter hire payable by BP to ATC based on meeting certain predetermined performance standards. The Company’s share of the income earned by ATC is recorded in equity in income of affiliated companies and amounted to $3,552 in 2019 and $3,500 in 2018.

On December 26, 2019, the Company announced that its subsidiaries entered into agreements with BP Oil Shipping Company USA and BP AMI Leasing Inc. (“BP”) to purchase three U.S.-flagged crude oil carrier vessels operated by ATC for total consideration of $54,000. The Company made a $10,800 deposit upon execution of the vessel purchase agreements. Additionally, the Company would acquire the remaining 62.5% interest of ATC, from its partners, that it does not own for approximately $19,100.

On March 12, 2020, the Company’s subsidiaries completed the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator from BP and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. In connection with these transactions, the Company also completed the acquisition of ATC, making ATC a wholly owned subsidiary of the Company.

Due to the timing of the closing, and the limited information available prior to closing, the Company’s accounting for the purchase of the vessels and the acquisition of ATC is incomplete at the time of this filing. As a result, information pertaining to the amounts recognized for the assets acquired and liabilities assumed will be disclosed by the Company in future filings.

OSG has 11 Handysize product carriers in our U.S. Flag fleet that are chartered-in and provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter-in agreements. For 10 of the vessels, the profit share to the owners is calculated on a 50/50 basis following the funding of certain reserves such as for drydocking and the payment to OSG of a daily management fee and a preferred profit layer. Due to reserve funding requirements, no profits have yet been paid to the owners or are, based on management’s current forecast, expected to be paid to the owners in the current calendar year. For one of the vessels, the profit share to the owners is calculated by multiplying one-fourth times the time charter hire revenues received by OSG over the previous year in excess of an average of a specific rate per day in the agreement. No profits have yet to be paid to the owners.

Technical Management

OSG’s fleet operations are managed in-house. In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel must ensure that the Company’s fleet meets or exceeds regulatory standards established by the International Maritime Organization (“IMO”) and USCG.

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

4	Overseas Shipholding Group, Inc.

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by regulators and customers is the use of robust Safety Management Systems (“SMS”) by the Company. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified to the International Safety Management Code (“ISM Code”) promulgated by the IMO. To support a culture of compliance and transparency, OSG has an open reporting system on all of its vessels, whereby seafarers can anonymously report possible violations of OSG’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

EMPLOYEES

As of December 31, 2019, the Company had approximately 713 employees comprised of 644 seagoing personnel and 69 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions covering 496 seagoing personnel employed on the Company’s vessels. These agreements are in effect for periods ending between March 2021 and June 2022. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

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

ENVIRONMENTAL, SAFETY AND SECURITY MATTERS

The majority of OSG’s vessels are registered in the United States and are subject to the jurisdictional oversight of the USCG. OSG also owns and operates two vessels registered in the Marshall Islands which are subject to the jurisdictional oversight of the Republic of Marshall Islands (“RMI”) registry.

The Company is also subject to compliance with several other government agency regulations including but not limited to the Environmental Protection Agency (“EPA”), the Maritime Administration of the United States Department of Transportation and the United States Customs and Border Protection. The Company vessels are classed with the American Bureau of Shipping (“ABS”) and are subject to the requirements of the classification society in addition to regulatory oversight on behalf of the USCG under various protocols and agreements covering certain statutory survey and certification functions for U.S. flagged vessels and on behalf of the RMI under various protocols and agreements covering certain statutory survey and certification functions for Marshall Islands flagged vessels, as applicable.

The majority of vessels owned and operated by OSG are engaged in U.S. coastwise trade with some vessels engaged in trade to and from countries outside of the United States. OSG’s vessels operate in a highly regulated environment, subject to international conventions and international, national, state and local laws and regulations in force in the countries in which such vessels call upon, significantly affecting the operation of the Company’s vessels. Among the more significant of the international conventions to which the United States is signatory are the International Convention for the Prevention of Pollution from Ships (“MARPOL”), the International Convention for the Safety of Life at Sea (“SOLAS”), and the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers.

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

5	Overseas Shipholding Group, Inc.

The Company is required to maintain operating standards for all its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and United States regulations, including regular and rigorous in-house inspections and audits. In addition, a variety of governmental and private entities subject the Company’s vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), flag states, coastal states, Classification Societies and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of the Company’s vessels. Failure to maintain necessary documents or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of the Company’s vessels.

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

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the United States territorial sea and the 200 nautical mile exclusive economic zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact the Company’s operations. OPA 90 amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt Vessel Response Plans (“VRP”), including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a worst case scenario. The requirements also require OSG to identify and seek to ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a worst case discharge. The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters to ensure an immediate response to an oil spill or vessel emergency. OPA 90 also requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. OSG maintains USCG approved VRP’s for each of its tank vessels and non-tank vessels, which are valid until August 11, 2022.

IMO regulations require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”) including periodic training and drills for response personnel and for vessels and their crews. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any NLSs. The Company’s SOPEPs and SMPEPs remain valid until August 11, 2022.

6	Overseas Shipholding Group, Inc.

US Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are responsible parties who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. On November 12, 2019, the limits of OPA 90 liability with respect to (i) tank vessels with a qualifying double hull were increased to the greater of $2,300 per gross ton or approximately $19.9 million per vessel that is over 3,000 gross tons; and (ii) non-tank vessels, were increased to the greater of $1,200 per gross ton or approximately $0.1 million per vessel.

The statute specifically permits individual states to impose their own liability regimes for oil pollution incidents occurring within their boundaries and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

These limits of liability do not apply, however, when the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or willful misconduct. Similarly, these limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA 90 and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

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

OSG has provided the requisite guarantees and has received certificates of financial responsibility from the USCG for each of its vessels required to have one. OSG has insurance for each of its vessels, with pollution liability insurance in the amount of $1.0 billion, and deductibles ranging from $0.025 million to $0.030 million per vessel per incident. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on the Company’s business.

International Liability Standards and Limits

Compensation for oil pollution damage caused by spills from oil tankers is governed by an international regime developed under the auspices of the IMO. The original International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) was amended in 1992 (the “1992 Protocol”) and entered into force on May 30, 1996.

Many countries have ratified and follow the liability plan adopted by the IMO as set out in the 1969 Convention yet some of these countries have also adopted the 1992 Protocol. Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances.

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

7	Overseas Shipholding Group, Inc.

These conventions calculate liability in terms of special drawing rights currency values. The figures in this section are therefore converted into U.S. dollars based on currency exchange rates on December 30, 2019 and are approximate.

Under the 1992 Protocol, the owner’s liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.2 million for a ship not exceeding 5,000 units of tonnage, $6.2 million plus $872 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $124.1 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

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

Regulations Preventing Pollution of Seas by Sewage

MARPOL Annex IV (“Annex IV”) as well as the U.S. Code of Federal Regulations regulate the discharge of sewage to sea as the discharge of raw sewage into the sea can create a health hazard, can lead to oxygen depletion and can be an obvious visual pollution in coastal areas. Annex IV also includes regulations regarding the ships’ equipment and systems for the control of sewage discharge, the provision of port reception facilities for sewage and requirements for survey and certification. The most recent amendment to Annex IV, which came into effect January 1, 2013, introduced the Baltic Sea as the first special area. This amendment prohibits the discharge to sea from passenger ships, except when equipped with an approved treatment plant meeting specific nitrogen and phosphorous removal standards.

8	Overseas Shipholding Group, Inc.

Sewage discharge is also subject to national and local regulations which set forth further restrictions, in some cases prohibiting the discharge of treated sewage and the establishment of No Discharge Zones (“NDZs”). The most recent NDZs were introduced in Puget Sound in Washington State in 2018, prohibiting the discharge of treated or untreated sewage. OSG vessels are all equipped with Marine Sanitation Devices compliant with regulatory requirements for each type of vessel, has implemented controls to comply with various international, national and state regulatory requirements. The Company believes that its vessels comply with these requirements. If other NDZs are introduced or other new or more stringent requirements relating to sewage discharges by vessels are adopted by the states or countries where OSG operates, compliance may require the Company to incur substantial capital expenditures.

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

Regulations Preventing Air Pollution

MARPOL Annex VI (“Annex VI”) addresses air pollution from vessels and sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts including prohibiting deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds (“VOCs”) from tankers. Under Annex VI, vessels are subject to further air emission controls within Emission Control Areas (“ECAs”). Currently designated ECAs are the Baltic Sea, North Sea, North American and U.S. Caribbean. The North American Emission Control Area (“ECA”) encompasses the area extending 200 miles from the coastlines of the Atlantic, Gulf and Pacific coasts and the eight main Hawaiian Islands. The United States Caribbean Sea ECA encompasses water around Puerto Rico and the U.S. Virgin Islands.

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

Commencing January 1, 2020, the global sulfur cap for ship operations will be reduced from 3.5% m/m to 0.5% m/m outside ECAs as legislated by MARPOL Annex VI. In ECAs, the limit will remain at 0.1% m/m. Vessels using 3.5% m/m sulfur fuel outside ECAs in 2019 all completely consumed their inventories prior to December 31, 2019 except for those ships installed with exhaust gas cleaning systems (“EGCS”) to burn high-sulfur bunker fuel to comply with the 0.5% sulfur limit.

In 2019, OSG commenced operating two new Marshall Islands flag tankers equipped with open-loop exhaust gas cleaning systems. The Company has implemented all regulatory requirements associated with the use of EGCS.

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for new ships through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). New ships for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid, or which is at a similar stage of construction, on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as, air and marine pollution. The composition of the Company’s fleet of vessels, as of December 31, 2019, includes two vessels under which the EEDI standards apply.

9	Overseas Shipholding Group, Inc.

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

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Several SIPs regulate emissions resulting from tank vessel loading and degassing operations by requiring the installation of vapor control equipment. OSG’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. All the Company’s vessels are equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, the Company believes, based upon the regulations that have been proposed to date, no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

The Delaware Department of Natural Resources and Environment Control (“DNREC”) monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the Coastal Zone Act of 1972 and OSG is the only marine operator with a Title V permit to engage in lightering operations. These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the number of VOCs entering the atmosphere during a crude oil lightering operation through the use of vapor balancing. This defined process has reduced air emissions associated with venting of crude oil vapors to the atmosphere. In accordance with its Title V permit, OSG’s Delaware Lightering fleet is 100% vapor balance capable.

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The United Nations Climate Change Conference forged a new international framework in December 2015 (the “Paris Agreement”) that is to take effect by 2020. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of greenhouse gas (“GHG”) emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive nationally determined contributions. In 2016, the United States signed the Paris Agreement but, in August 2017, the U.S. State Department officially informed the United Nations of the United States’ intent to withdraw.

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

10	Overseas Shipholding Group, Inc.

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

In the United States, pursuant to an April 2007 U.S. Supreme Court decision, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the U.S. Clean Air Act. On December 1, 2009, the EPA issued an “endangerment finding” regarding GHGs under the Clean Air Act. In 2015, the EPA issued standards limiting carbon pollution from new and existing fossil fuel-fired power plants and in 2016 found that oil and gas sector sources of methane and GHGs from aircraft engines contribute to dangerous climate-changing air pollution. To date, the regulations proposed and enacted by the EPA have not involved ocean-going vessels.

In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines which entered into force on January 1, 2013. The primary objective of the SEEMP is to improve the overall operating efficiency of a ship through the implementation of optimized methods for energy and fuel savings. An energy efficiency certificate is issued for both new and existing ships of 400 gross tons or above and remains valid throughout its lifetime, until the ship is withdrawn from service, unless a new certificate is issued following a major conversion of the ship or until transfer of the ship to the flag of another state. In 2016, the IMO revised the SEEMP guidelines requiring vessels to implement a ship-specific fuel oil consumption data plan to collect, aggregate and report ship data with regard to annual fuel oil consumption, distance traveled, hours underway and other data required by regulation 22A of MARPOL Annex VI. This requirement took effect on January 1, 2019 and is to be administered by the USCG for U.S. Flag vessels and the RMI for Marshall Islands flag vessels.

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

11	Overseas Shipholding Group, Inc.

This standard will be met by installing treatment systems that render the invasive species non-viable. In addition, each vessel flying the flag of a signatory to the BWM Convention will be required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

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

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the performance standards set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be type approved by the USCG. Under this rule, a treatment system is required to be installed (or equivalent method of management employed) by the vessel’s first regularly scheduled drydocking after January 1, 2016. The USCG issued over 14,000 extensions for vessels which generally delayed their compliance dates another five years, including nine OSG vessels. The USCG is unlikely to continue issuing extensions to vessels with original compliance dates in 2019 and later. Therefore, OSG expects to begin installing ballast water treatment systems on its vessels in 2020 with the final installation in 2023.

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

12	Overseas Shipholding Group, Inc.

Safety of Life at Sea

The SOLAS convention addresses the safety of merchant ships. Amendments to the SOLAS conventions come into force yearly and flag states are responsible for ensuring that ships under their flag comply with its requirements.

The majority of OSG’s vessels are currently flagged under the USCG, with the exception of two that are flagged under RMI, who in coordination with the classification society, inspect vessels to ensure compliance with SOLAS requirements as well as requirements listed in the Code of Federal Regulations, as applicable. Control provisions also allow contracting governments to inspect ships of other contracting states if there are clear grounds for believing that the ship and its equipment do not substantially comply with the requirements of the SOLAS convention - this procedure is known as port state control. Various certificates are prescribed by the SOLAS convention as proof of compliance and issued to vessels by the U.S. Coast Guard and by the classification society on their behalf. The Company believes that its vessels comply with the current requirements of SOLAS, as applicable, to the type of vessel operated.

Under the ISM Code, promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. The Company has a safety management system for its fleet, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as, defined levels of responsibility. The ISM Code requires the Company to have a Document of Compliance (“DoC”) for the vessels it operates and a Safety Management Certificate (“SMC”) for each vessel it operates. Once issued, these certificates are valid for a maximum of five years. The Company in turn must undergo an annual internal audit and an external verification audit to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed 12 months and vessels must undergo an external verification audit twice in a five-year period.

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

The SMC for each vessel is issued after verifying that the company responsible for operating the vessel and its shipboard management operate in accordance with the approved safety management system. No vessel can obtain a certificate unless its operator has been awarded a DoC issued by the administration of that vessel’s flag state or as otherwise permitted under SOLAS.Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading to U.S. and EU ports.

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

13	Overseas Shipholding Group, Inc.

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

Security Regulations and Practices

In 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect and the USCG issued regulations in 2003 implementing certain portions of the MTSA by requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in July 2004, amendments to SOLAS specifically dealing with maritime security came into effect, imposing various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. All of the Company’s vessels have developed and implemented vessel security plans that have been approved by the USCG, have obtained an ISSC and comply with applicable security requirements.

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

OSG commenced a fleetwide upgrade of its Information Technology systems in 2019 to further protect its infrastructure against the threat of security breaches and computer viruses and expects this upgrade to be completed in 2020. Security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of our third-party vendors to prevent security breaches) could also cause existing clients to lose confidence in our systems and could adversely affect our reputation, cause losses to us or our clients, damage our brand and increase our costs.

14	Overseas Shipholding Group, Inc.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies (“IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which will apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All the Company’s vessels are currently, and the Company expects will be, certified as being “in class” by the ABS, a major classification society. All new and secondhand vessels that the Company acquires must be certified prior to their delivery under the Company’s standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, the Company has no obligation to take delivery of the vessel.

15	Overseas Shipholding Group, Inc.

INSURANCE

Consistent with the currently prevailing practice in the industry, the Company presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet. P&I insurance is currently provided by three mutual protection and indemnity associations (“P&I Associations”), all of whom are members of the International Group. The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion. As a member of a P&I Association that is a member of the International Group, the Company is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. As of December 31, 2019, the Company was a member of three P&I Associations. Each of the Company’s vessels is insured by one of these three Associations with deductibles ranging from $0.025 million to $0.030 million per vessel per incident. While the Company has historically been able to obtain pollution coverage at commercially reasonable rates, no assurances can be given that such insurance will continue to be available in the future.

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

Tonnage Tax

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

On September 30, 2019, the Company took delivery of two Marshall Islands flagged vessels which are trading in the international markets under one-year time charters. As these new vessels are not U.S. Flag vessels, they do not qualify for the U.S. income tax exclusion described in the above paragraph. Therefore, the operations are subject to U.S. taxation and included in the calculation of taxable income. In addition, the Marshall Islands flagged vessels will be taxed under the “daily notional taxable income” under the Marshall Islands tonnage tax regime. The daily notional taxable income from the operation of the vessels are $500 for 2,500 net tonnage or less, 20 cents per net tonnage between 2,501 to 5,000 net tonnage, 17 cents per net tonnage between 5,001 to 25,000 net tonnage, 15 cents per net tonnage between 25,001 to 50,000 net tonnage and 12.5 cents per net tonnage over 50,000 net tonnage. The tonnage tax of the vessels is the product of its daily notional taxable income and the percentage of days during the taxable year the vessels operate in U.S. foreign trade.

16	Overseas Shipholding Group, Inc.

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

The marine transportation industry is both cyclical and volatile in terms of charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in OSG’s quarterly results and cash flows. Factors influencing the demand for tanker capacity include:

●	supply and demand for, and availability of, energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity;
●	global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, that among other things could impact the supply of oil, as well as trading patterns and the demand for various vessel types;
●	regional availability of refining capacity and inventories;
●	changes in the production levels of crude oil (including in particular production by OPEC, the United States and other key producers);
●	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks;
●	environmental and other legal and regulatory developments and concerns;
●	construction or expansion of new or existing pipelines or railways;
●	weather and natural disasters;
●	competition from alternative sources of energy; and
●	international sanctions, embargoes, import and export restrictions or nationalizations and wars.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older capacity are influenced by the general state of the marine transportation industry from time to time. Factors influencing the supply of vessel capacity include:

●	the number of newbuilding deliveries;
●	the conversion of vessels from transporting oil and oil products to carrying dry bulk cargo or vice versa;
●	the number of vessels that are removed from service, whether via scrapping or conversion to storage or other means;
●	availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated;
●	port or canal congestion; and
●	environmental and maritime regulations.

17	Overseas Shipholding Group, Inc.

The market value of vessels fluctuates significantly, which could adversely affect OSG’s liquidity or otherwise adversely affect its financial condition.

Jones Act and U.S. Flag vessel market values have, on average, generally declined over the past several years; however, the market value of Jones Act vessels has fluctuated over time and is based upon various factors, including:

●	age of the vessel;
●	general economic and market conditions affecting the tanker industry, including the availability of vessel financing;
●	number of vessels in the Jones Act fleet;
●	types and sizes of vessels available;
●	changes in trading patterns affecting demand for particular sizes and types of vessels;
●	cost of newbuilds;
●	prevailing level of charter rates;
●	competition from other shipping companies and from other modes of transportation; and
●	technological advances in vessel design and propulsion.

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

18	Overseas Shipholding Group, Inc.

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

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses.

OSG’s vessels and their cargoes are at risk of being damaged or lost because of events including, but not limited to:

●	marine disasters;
●	bad weather;
●	mechanical failures;
●	human error;
●	war, terrorism and piracy;
●	grounding, fire, explosions and collisions;
●	business interruptions due to labor strikes, port closings and boycotts and
●	other unforeseen circumstances or events.

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

19	Overseas Shipholding Group, Inc.

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

Public health threats, including the possible coronavirus pandemic, could have an adverse effect on the Company’s operations and financial results.

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

20	Overseas Shipholding Group, Inc.

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

As of December 31, 2019, OSG had $368.0 million of outstanding indebtedness. OSG’s substantial indebtedness and interest expense could have important consequences, including:

●	limiting OSG’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures and other general business activities, because OSG must dedicate a substantial portion of these funds to service its debt;
●	to the extent OSG’s future cash flows are insufficient, requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments;
●	limiting OSG’s ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company;
●	limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry;
●	limiting OSG’s ability to satisfy its obligations under its indebtedness;
●	increasing OSG’s vulnerability to a downturn in its business and to adverse economic and industry conditions generally;
●	placing OSG at a competitive disadvantage as compared to its less-leveraged competitors;
●	limiting the Company’s ability, or increasing the costs, to refinance indebtedness; and
●	limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

OSG’s ability to continue to fund its obligations and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund the Company’s debt requirements or reduce debt could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

21	Overseas Shipholding Group, Inc.

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

The Company may not be able to generate sufficient cash to service all of its indebtedness and could in the future breach covenants in its credit facilities and term loans.

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

The term loan, due 2023, term loans, due 2024, and term loan, due 2026, contain certain restrictions relating to new borrowings and, the movement of funds between OBS and OSG, as set forth in the loan agreement. While the Company was in compliance with these requirements as of December 31, 2019, a decrease in vessel values could require the Company to make mandatory payments on its existing term loans or cause the Company to breach certain covenants in future financing agreements that the Company may enter into from time to time. If the Company is unable to make the mandatory prepayments or breaches such covenants and is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debt and foreclose on the Company’s owned vessels.

A range of economic, competitive, financial, business, industry and other factors will affect future financial performance, and, accordingly, the Company’s ability to generate cash flow from operations and to pay debt. Many of these factors, such as charter rates, economic and financial conditions in the tanker industry and the economy, the creditworthiness of our customers, or competitive initiatives of competitors, are beyond the Company’s control. If OSG does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

●	refinancing or restructuring its debt;
●	selling tankers or other assets;
●	reducing or delaying investments and capital expenditures; or
●	seeking to raise additional capital.

Undertaking alternative financing plans, if necessary, might not allow OSG to meet its debt obligations. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access to such markets and its financial condition at that time. The OBS Term Loan had a maturity date of August 5, 2019. In the fourth quarter of 2018, the Company refinanced $325.0 million and paid off the remaining balance of the OBS Term Loan. Any future refinancing of debt could be at higher interest rates and might require the Company to comply with more onerous covenants, which could further restrict OSG’s business operations. In addition, the terms of existing or future debt instruments may restrict OSG from adopting certain alternatives. These alternative measures may not be successful and may not permit OSG to meet its scheduled debt service obligations. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet the covenants of its credit agreements and term loans and/or to obtain alternative financing in such circumstances, could materially and adversely affect OSG’s business, financial condition, results of operations and cash flows.

22	Overseas Shipholding Group, Inc.

Changes in demand in specialized markets in which the Company currently operates or changes in governmental support may lead the Company to redeploy certain vessels to other markets or put its ability to participate in specialized markets at risk.

The Company deploys its vessels in several niche markets, including lightering in the Delaware Bay. The Company conducts those lightering operations with one ATB which was purpose built for these operations. If there is lower demand for this vessel in the Delaware Bay lightering market, the Company may have to redeploy this ATB in other markets. If that were to occur, the Company may not be able to compete profitably in the new markets, and the ATB may not be able to be redeployed to new markets without substantial modification. In addition, the Company would be required to pay daily liquidated damages to MarAd if this vessel was deployed in the contiguous coastwise trades.

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

Among the currently available government–impelled cargoes is a contract the Company has with the Government of Israel (“GOI”) to deliver fuel through December 31, 2020, which the GOI funds with grants from the U.S. government. The Company must seek other government–impelled cargoes to supplement the GOI business, however, there is no assurance the Company will be able to secure such cargoes. In addition, if the Company is unable to retain the GOI business, or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the MSP and the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

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

OSG’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. As of December 31, 2019, OSG employed 19 vessels on Time Charters, with 14 of those expiring in 2020, three expiring in 2021, one expiring in 2022 and one expiring in 2025. The Company’s existing Time Charters may not be renewed at comparable rates or if renewed or entered into, those new contracts may be at less favorable rates. In addition, there may be a gap in employment of vessels between current charters and subsequent charters. If at a time when OSG is seeking to arrange new charters for its vessels, market participants expect that less capacity will be necessary in the future (for example, if it is expected that oil and natural gas prices will decrease in the future, which could suggest that future oil and gas production levels will decline from then-current levels), OSG may not be able to obtain charters at attractive rates or at all. If, upon expiration of the existing Time Charter, OSG is unable to obtain Time Charters or Voyage Charters at desirable rates, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

23	Overseas Shipholding Group, Inc.

OSG may not realize the benefits it expects from future acquisitions or other strategic transactions it may make.

OSG’s business strategy includes ongoing efforts to engage in material acquisitions of assets or ownership interests in entities in the tanker industry and of individual tankers. The Company has recently entered into a 10-year bareboat lease of a 20-year old product tanker which entered the market in the second quarter of 2019 and took delivery of two 50,000 DWT class product and chemical tankers in the third quarter of 2019. The Company is also constructing two new 204,000 bbl barges which will come into the market in 2020. The success of OSG’s acquisitions will depend upon a number of factors, some of which may not be within its control. These factors include OSG’s ability to:

●	identify suitable tankers and/or shipping companies for acquisitions at attractive prices, which may not be possible if asset prices rise too quickly;
●	obtain financing;
●	identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;
●	integrate any acquired tankers or businesses successfully with the OSG’s then-existing operations; and
●	enhance OSG’s customer base.

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

Acquisitions and other transactions can also involve a number of special risks and challenges, including:

●	diversion of management time and attention from the Company’s existing business and other business opportunities;
●	delays in closing or the inability to close an acquisition for any reason, including third-party consents or approvals;
●	any unanticipated negative impact on the Company of disclosed or undisclosed matters relating to any vessels or operations acquired; and
●	assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business.

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

The Company’s largest customers account for a significant portion of its revenues. The Company’s top three customers comprised approximately 38% of the Company’s revenues during 2019. The loss of, or reduction in business by, any of these customers could materially adversely affect the Company’s business, financial condition and results of operations.

24	Overseas Shipholding Group, Inc.

Certain potential customers will not use vessels older than a specified age, even if the vessels have been subsequently rebuilt.

All of the Company’s existing ATBs were originally constructed more than 25 years ago with the exception of the OSG Vision/OSG 350, OSG Horizon/OSG 351, which were built between 2010 and 2011, respectively. The OSG Endurance and OSG Courageous tugs, which were built in 2011, will be paired with the Company’s new barges expected to be delivered in the second quarter of 2020 and fourth quarter of 2020. While all of these rebuilt tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a Classification Society as being built and maintained in accordance with the rules of that Classification Society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Other customers may not continue to view rebuilt vessels as suitable. With an increase in the supply of newer vessels, customers may become more selective. If more customers differentiate rebuilt vessels, time charter rates for the Company’s rebuilt ATBs will likely be adversely affected.

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

The Company has entered into, and in the future will enter into, various contracts, including charter agreements and other agreements associated with the operation of its vessels. The Company charters its vessels to other parties, who pay the company a daily rate of hire. The Company also enters COAs and Voyage Charters. Historically, the Company has not experienced material problems collecting charter hire, but the risk increases during economic downturns. Additionally, the Company enters into derivative contracts (interest rate swaps and caps) from time to time. As a result, the Company is subject to credit risks. The ability of each of the Company’s counterparties to perform its obligations under a contract with it will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the overall financial condition of the counterparty including the bankruptcy of the counterparty; charter rates received for specific types of vessels; and various expenses. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that is currently under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

Operating costs and capital expenses will increase as the Company’s vessels age and may also increase due to unanticipated events relating to secondhand vessels and the consolidation of suppliers.

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. As of December 31, 2019, the average age of the Company’s total owned and operated fleet, with the exception of the Company’s two rebuilt ATBs was 7.1 years, which is based on the vessels’ year of rebuild, where applicable. Cargo insurance rates are also expected to increase with the age of a vessel. Accordingly, it is likely that the operating costs of OSG’s currently operated vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require OSG to make additional expenditures for new equipment. Every commercial tanker must pass inspection by a Classification Society authorized by the vessel’s country of registry. The Classification Society certifies that a tanker is safe and seaworthy in accordance with the applicable rule and regulations of the country of registry of the tanker and the international conventions of which that country is a number. If a Classification Society requires the Company to add equipment, OSG may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its older vessels profitably even if those vessels remain operational. If a vessel in OSG’s fleet does not maintain its class and/or fails any survey, then it will be unemployable and unable to trade between ports, which would negatively impact the Company’s results of operation.

25	Overseas Shipholding Group, Inc.

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

We collect, store and transmit sensitive data, including our proprietary business information and that of our clients, and personally identifiable information of our clients and employees, using both our information technology systems and those of third-party vendors. The secure storage, processing, maintenance, and transmission of this information is critical to our operations. Our network, or those of our clients or third-party vendors, could be vulnerable to unauthorized access, computer viruses, and other security problems. Many companies have increasingly reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Cybersecurity issues, such as security breaches and computer viruses, affecting our information technology systems or those of our third-party vendors, could disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

26	Overseas Shipholding Group, Inc.

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

The Company is a party to collective-bargaining agreements that requires contributions to three jointly managed (Company and union) multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Certain of these multiemployer plans are currently underfunded. Significantly underfunded pension plans are required to improve their funding ratios within prescribed intervals based on the level of their under-funding. As a result, our required contributions to these plans may increase in the future. In addition, a termination of our voluntary withdrawal from or a mass withdrawal of all contributing employers from an underfunded multiemployer pension plan would require us to make payments to the plan for our proportionate share of such multiemployer pension plan’s unfunded vested liabilities. See Note 16, “Pension and Other Post Retirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8 for additional information. Requirements to pay increased contributions or withdrawal liabilities could have a material adverse impact on our liquidity and results of operations.

27	Overseas Shipholding Group, Inc.

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

As of December 31, 2019, OSG had approximately 713 employees, of which 496 employees were covered by collective bargaining agreements with unions. See Item 1, “Business - Employees.” OSG could be adversely affected by actions taken by employees of OSG or other companies in related industries (including third parties providing services to OSG) against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices or the failure of OSG or other companies in its industry to successfully negotiate collective bargaining agreements.

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

We may have exposure to additional tax liabilities.

The United States government enacted tax reform in 2017 and continues to provide regulatory guidance related to tax reform provisions, and state authorities continue to provide guidance around its application to tax reform, that could impact future effective tax rates favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

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

28	Overseas Shipholding Group, Inc.

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

29	Overseas Shipholding Group, Inc.

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

The Company expects to install ballast water treatment systems on its vessels at substantial capital cost and incur increased operating expenses between 2020 and 2023. Although the Company has performed due diligence in choosing the particular systems, there is no assurance that the technologies chosen will perform as expected or be installed without delays.

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

30	Overseas Shipholding Group, Inc.

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

Although the Company intends to defend these matters vigorously, it cannot predict with certainty the outcome or effect of any such matter, and the ultimate outcome of these matters or the potential costs to resolve them could involve or result in significant expenditures or losses by the Company, or result in significant changes to OSG’s rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company’s future operating results. Insurance may not be applicable or sufficient in all cases. Because litigation is inherently uncertain, the Company’s estimates for contingent liabilities may be insufficient to cover the actual liabilities from such claims, resulting in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See Item 3, “Legal Proceedings,” and Note 18, “Contingencies,” to the Company’s consolidated financial statements included in Item 8, “Financial Statement and Supplementary Data.”

31	Overseas Shipholding Group, Inc.

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

Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 imposes an annual limitation on the use of pre-ownership change NOLs, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If the Company were to undergo an “ownership change,” it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The Company has outstanding Class A warrants with an exercise price of $0.01 per share exercisable into shares of Class A common stock. If exercised, the shares of Class A common stock underlying these warrants would represent approximately 4% of the Company’s outstanding Class A common stock. Accordingly, any such exercise may result in substantial dilution to the Company’s stockholders.

32	Overseas Shipholding Group, Inc.

The Company’s common stock is subject to restrictions on foreign ownership, which could have a negative impact on the transferability of the Company’s common stock, its liquidity and market value, and on a change of control of the Company.

The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize its Board of Directors to establish certain rules, policies and procedures, including procedures with respect to transfer of shares, to assist in monitoring and maintaining compliance with the Jones Act ownership restrictions. In order to provide a reasonable margin for compliance with the Jones Act at least 77% (the “Minimum Percentage”) of the outstanding shares of each class of capital stock of the Company must be owned by U.S. citizens. To assist the Company in complying with the Jones Act citizenship requirements, the Company participates in the Depository Trust Company’s (“DTC”) Seg–100 program. Under this system, shares of our common stock beneficially owned by non–U.S. citizens through DTC must be deposited in a segregated account known as Seg–100.

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

The percentage of U.S. citizenship ownership of the Company’s outstanding common stock fluctuates based on daily trading, and at times in the past, has declined to the Minimum Percentage. At and during such time that the Minimum Percentage is reached, the Company will not issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. citizens. If a foreign owner’s acquisition causes total foreign ownership of our common stock to exceed the limit set forth in our Citizenship Policies, currently 23%, DTC will not permit additional shares to be deposited in the Company’s Seg–100 account. This is an additional risk that foreign owners of our common stock bear.

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

Overseas Shipholding Group, Inc. is a holding company and its subsidiaries conduct all of its operations and own all of its operating assets. It has no significant assets other than the equity interests in its subsidiaries. As a result, its ability to satisfy its financial obligations or pay dividends is dependent on the ability of its subsidiaries to distribute funds to it. In addition, the terms of the term loan, due 2023, term loans, due 2024, and term loan, due 2026, restrict the ability of OBS and its subsidiaries to distribute funds to Overseas Shipholding Group, Inc.

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

33	Overseas Shipholding Group, Inc.

●	give the sole ability to then-current members of its board of directors to fill a vacancy on the board of directors;
●	require the affirmative vote of two-thirds or more of the combined voting power of the outstanding shares of its capital stock in order to amend or repeal certain provisions of its Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws; and
●	establish advance notice requirements for nomination for elections to its board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Securities analysts may not initiate coverage to cover the Company’s securities, and this may have a negative impact on their market price.

The trading market for the Company’s securities will depend in part on the research and reports that securities analysts publish about the Company and its business. The Company does not have any control over securities analysts, and they may not initiate coverage or continue to cover the Company’s securities. If securities analysts do not cover the Company’s securities, the lack of research coverage may adversely affect their market price. If the Company is covered by securities analysts, and the Company’s securities are the subject of an unfavorable report, the Company’s securities prices would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, the Company could lose visibility in the financial markets, which may cause the price or trading volume of the Company’s securities to decline.

34	Overseas Shipholding Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease two properties which house offices used in the administration of our operations: a property of approximately 18,300 square feet in Tampa, Florida. We also lease land of 3.2 acres in Tampa, Florida on which two Company-owned buildings aggregating 15,000 square feet sit.

We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2019, the Company owned or operated an aggregate of 21 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

35	Overseas Shipholding Group, Inc.

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

	Class A Common Stock (OSG)
2019	High	Low
	(in dollars)
First Quarter	2.59	1.68
Second Quarter	2.40	1.50
Third Quarter	2.05	1.59
Fourth Quarter	2.65	1.60

	Class A Common Stock (OSG)
2018	High	Low
	(in dollars)
First Quarter	2.93	1.70
Second Quarter	4.01	2.92
Third Quarter	3.99	3.04
Fourth Quarter	3.55	1.58

On March 6, 2020, there were 136 stockholders of record of the Company’s Class A common stock.

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

36	Overseas Shipholding Group, Inc.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for further information on the number of shares of the Company’s Class A common stock that may be issued under the 2019 Incentive Compensation Plan for Management and the Non-Employee Director Incentive Compensation Plan.

Purchase of Equity Securities

See Note 13, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for a description of Class A warrants exercised in exchange for Class A common stock, which is incorporated by reference in this Part I, Item 5.

During the year ended December 31, 2019, in connection with the vesting of restricted stock units in January, February and March, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
January 1, 2019 through January 31, 2019	32,812	$1.66
February 1, 2019 through February 28, 2019	115,510	$1.84
March 1, 2019 through March 31, 2019	11,363	$2.42
	159,685	$1.84

ITEM 6. SELECTED FINANCIAL DATA

Not applicable due to our status as a smaller reporting company.

37	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this item are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Forward-Looking Statements” section above.

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2019 and 2018 and its results of operations comparing the years ended December 31, 2019 and 2018, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a leading provider of energy transportation services, delivering crude oil and petroleum products. We own and operate a combined fleet of 21 vessels registered in the United States. Our well-maintained fleet and commitment to high quality, incident-free service positions us as a preferred service provider of major oil companies and refiners.

Incorporated in 1969, we have operated through multiple shipping cycles, making adjustments to our business as needed to compete and succeed. We provide safe, efficient and reliable transportation to customers and strive to ensure the highest standards of safety and environmental compliance throughout our organization.

Our business operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker and our management team make decisions about resource allocations and review and measure our results as one line of business with similar regulatory requirements, customers and commodities transported. Our fleet consists of two conventional ATBs, two lightering ATBs, three shuttle tankers, 10 conventional MR tankers, two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program, all of which are U.S. flagged, as well as two Marshall Island flagged non-Jones Act MR tankers trading in international markets. Revenues are derived predominantly from time charter agreements, which provide a more predictable level of revenues. We derived approximately 26% of our total shipping revenues and 23% of our total TCE revenues in the spot market for 2019.

OPERATIONS AND OIL TANKER MARKETS

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil. The demand for oil shipments is significantly affected by the state of the global economy, level of OPEC exports and oil production in the United States. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of storage, scrappings or conversions. Our revenues are also affected by the mix of charters between spot (Voyage Charter) and long-term (Time or Bareboat Charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues. Management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

Estimated TCE rates for prompt Jones Act Product Carriers and large ATBs increased during the year ended December 31, 2019 from 2018 for each class of vessel. The increase can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the supply of vessels has tightened through scrapping, lay ups and sales out of Jones Act service and there have been no new deliveries since 2018.

As of December 31, 2019, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000-barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 88 vessels, compared with 91 vessels as of December 31, 2018. There were no deliveries and three large ATBs were scrapped during 2019.

38	Overseas Shipholding Group, Inc.

The industry’s firm Jones Act orderbook as of December 31, 2019 consisted of two ATBs with one delivery each scheduled in the first half and second half of 2020, both of which were our orders. We ordered the new build ATBs in July 2018 and January 2019, respectively. The contract is with Greenbrier Marine (formerly Gunderson Marine LLC) for the construction of these approximately 204,000 BBL oil and chemical tank barges, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 125,000 b/d in 2019 compared with 152,000 b/d in 2018. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the reduction in lightering volumes, we redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment.

RESULTS FROM VESSEL OPERATIONS

During the year ended December 31, 2019, shipping revenues decreased by $10,616 or 2.9% compared to 2018. The decrease primarily resulted from three fewer vessels in operation during most of 2019 compared to 2018 and one less Government of Israel voyage in 2019 compared to 2018. This decrease was partially offset by the addition of two new vessels to our fleet at the beginning of the fourth quarter of 2019.

Reconciliations of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2019	2018
Time charter equivalent revenues	$335,133	$326,707
Add: Voyage expenses	20,414	39,456
Shipping revenues	$355,547	$366,163

Consistent with general practice in the shipping industry, we use TCE revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. TCE revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists management in decisions regarding the deployment and use of our vessels and in evaluating their financial performance.

39	Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2019 and 2018 between spot and fixed earnings and the related revenue days.

	2019		2018
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$25,036	$57,910	$31,254	$60,252
Revenue days	523	4,052	1,142	3,141
Non-Jones Act Handysize Product Carriers:
Average rate	$30,671	$13,912	$25,925	$12,097
Revenue days	482	417	707	3
ATBs:
Average rate	$19,117	$21,861	$15,333	$22,207
Revenue days	255	773	990	998
Lightering:
Average rate	$63,162	$—	$66,041	$—
Revenue days	713	—	697	—

During 2019, TCE revenues increased by $8,426, or 2.6%, to $335,133 from $326,707 in 2018. The increase primarily resulted from an increase in average daily rates earned by our fleet and decreased spot market exposure. The total number of revenue days decreased from 7,678 days in 2018 to 7,215 days in 2019. The decrease primarily resulted from three fewer vessels in operation during most of 2019 compared to 2018.

Vessel expenses remained stable at $134,618 in 2019 from $134,956 in 2018. Depreciation expense increased by $1,987 to $52,499 in 2019 from $50,512 in 2018. The increase was due to an increase in amortization of drydock costs and an increase in depreciation expense due to the Overseas Gulf Coast and Overseas Sun Coast, our two new vessels, which entered service at the beginning of the fourth quarter of 2019.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which ensures that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such subsidy was $5,000 for each vessel in 2019 and $5,000 on one vessel and $4,600 on one vessel in 2018.

Under the terms of the program, we expect to receive up to $5,000 annually for each vessel during 2020, and up to $5,200 for each vessel beginning in 2021. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

In June 2019, one of our lightering customers, PES, suffered an explosion and fire at its refinery in the Delaware Bay. The PES refinery complex, which consists of two refineries, has been shut down since the fire. Due to the expected reduction in lightering volumes, we redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment. In July 2019, PES filed a Chapter 11 bankruptcy petition. At December 31, 2019, we had outstanding receivables from PES of approximately $4,300. The ultimate recovery of these receivables is currently unknown. We established a loss provision of $4,300. We are working diligently to maximize our recovery.

In June 2018, one of our ATBs was berthed to the dock when a third-party ship transiting the channel hit our ATB, causing structural damage to the ATB and damage to the dock. The cost of repairs has been covered by existing insurance policies. We have filed a lawsuit against the third-party ship seeking recovery of our costs of repairs as well as our lost earnings from the ATB being off-hire for 46 repair days.

40	Overseas Shipholding Group, Inc.

General and Administrative Expenses

During 2019, general and administrative expenses decreased by $3,481 to $23,399 from $26,880 in 2018. This decrease was primarily driven by reduced compensation and benefit costs, as well as reduced legal, accounting and consulting fees.

INTEREST EXPENSE

The components of interest expense are as follows:

	Years Ended December 31,
	2019	2018
Interest before impact of interest rate caps	$25,633	$30,709
Impact of interest rate caps	—	181
Interest expense	$25,633	$30,890

Interest expense, including administrative and other fees, was $25,633 for 2019 compared with $30,890 in 2018. The decrease in interest expense was primarily associated with the impact of the refinancing of our term loan at the end of 2018 and interest capitalized during 2019 due to vessels under construction.

INCOME TAX (EXPENSE)/BENEFIT

The effective tax rates for the years ended December 31, 2019 and 2018 were 5.8% and 419.2%, respectively. The effective tax rates varied from 2018 to 2019 because of the audit settlement that occurred in 2018. Our effective tax rate has varied year over year primarily due to fluctuations in our pre-tax book income/(loss), particularly going from losses in 2018 to income in 2019, as well as estimates of our ability to realize certain tax assets and changes in tax law.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $213,800 which are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034.

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

Liquidity

Working capital at December 31, 2019 was approximately $(104,000) compared with $54,000 at December 31, 2018. This decrease was due to our recording of the current portion of operating and finance lease liabilities due to the adoption of ASU No. 2016-02, Leases, and progress payments we made for the construction of two barges. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $(9,880).

As of December 31, 2019, we had total liquidity on a consolidated basis comprised of $41,677 of cash (including $174 of restricted cash). We manage our cash in accordance with our intercompany cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insured limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government, or its agencies. Restricted cash as of December 31, 2019 was related to requirements under the Unsecured Senior Notes.

As of December 31, 2019, we had total debt outstanding (net of original issue discount and deferred finance costs) of $368,047 and a total debt to total capitalization of 51.9%, compared to $345,535 and 51.2%, respectively, at December 31, 2018.

At December 31, 2019, the Company had aggregate capital commitments of $45,849, net of progress payments already made aggregating to $55,823, for the construction of two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these barges require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date, and the Company expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the year ended December 31, 2019 was $73,449. In addition to operating cash flows, our other current sources of funds are proceeds from issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. We may in the future complete transactions consistent with achieving the objectives of our business plan.

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

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in an aggregate principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a 5-year term maturing on March 12, 2025. The annual principal payments required to be made for the loan are $3,017 in 2020, $4,182 in 2021, $4,371 in 2022, $4,568 in 2023, $4,775 in 2024 and $33,087 thereafter.

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

42	Overseas Shipholding Group, Inc.

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

On November 19, 2018, two of our subsidiaries closed on a loan from Wintrust Commercial Finance, a division of Wintrust Asset Finance Inc., in the amount of $27,500. The loan is secured by first preferred ship mortgages on the Overseas Mykonos and Overseas Santorini, and a guaranty from OSG. The loan bears interest at a rate equal to the prevailing 30-Day LIBOR plus 4.00% and matures on November 19, 2026.

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

On December 21, 2018, OSG, as the parent company (as guarantor), OSG Bulk Ships, Inc. (“OBS”) and certain OBS subsidiaries closed on a five-year $325,000 term loan credit facility with The Prudential Insurance Company of America and other syndicate lenders (the “Term Loan Credit Agreement”). We used the proceeds from the Term Loan Credit Agreement, along with a cash payment of $27,623 to pay off our existing OBS Term Loan. The Term Loan Credit Agreement bears interest at a rate equal to the prevailing 30-Day LIBOR plus 5.00% and matures on December 21, 2023. The aggregate net loss of $2,227 on this transaction reflects a write-off of original issue discount and deferred financing costs associated with the principal reductions and is included in other expense in the consolidated statements of operations for the year ended December 31, 2018.

Future Commitments

In July 2018 and January 2019, the Company signed binding contracts with Greenbrier Marine (formerly Gunderson Marine LLC) for the construction of two approximately 204,000 BBL, oil and chemical tank barges. The anticipated delivery of the barges to the Company is during the first and second half of 2020, respectively. The Company’s annual commitments under the contracts are $45,849 in 2020.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act Trades within which the majority of our vessels operate, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. The emergence of demand for domestic crude oil transportation has in recent years added a new dimension to understanding traditional Jones Act trades.  Balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge and considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point. Over the longer term, we consider the “normalized” market in which our vessels trade to be one that should be characterized by stable, longer term chartering relationships with our customer base. Notwithstanding this belief, during periods of surplus of available capacity, as was evident in recent years, low charter rates make medium term charters unattractive or simply unavailable. In such market environments, we have considered the cost of acquiring cash flow visibility by committing vessels to charter contracts at sustained loss-making rates as being too high when measured against what we believed to be an asymmetrical upside potential of being positioned to benefit from a recovery in rates. Increased exposure to spot markets has, and in the future will likely continue to be a consequence of such thinking. Conversely, as supply and demand move more consistently into balance, and time charters become more available at remunerative rates, an increase in both the number and duration of period charters entered into with our customers can be expected.

Earnings volatility which accompanies spot market exposure has important implications for liquidity management. The retention of relatively high cash balances and efforts to reduce overall levels of debt and operating and administrative costs should be understood as a necessary response to heightened uncertainty. Recently, we have witnessed a strong trend towards rebalance of supply, as tightening age restrictions imposed by our core customer base has progressively limited the acceptability for use in service of vessels exceeding 20 years of age. Further, we continue to see sustained demand for domestic crude oil transportation as an important swing factor in restoring a healthy balance between available vessel supply and overall transportation demand. The market transition that has resulted from the improved supply-demand balance during the past year has allowed us to increase both the number and duration of time charter contracts for our vessels, largely restoring the normalized market conditions which we consider to be supportive of our long-term business objectives. The implications of these developments on reducing the volatility and increasing the forward visibility of future earnings should be positive for the Company’s future financial performance.

43	Overseas Shipholding Group, Inc.

Off-Balance Sheet Arrangements

INSW entered into guarantee arrangements in connection with the spin-off from OSG on November 30, 2016. On October 7, 2019, INSW sold its ownership interest in their joint venture with Qatar Gas Transport Company Ltd, releasing OSG from all obligations under the guarantee arrangements.

Carrying Value of Vessels

We believe that the availability, quality and reliability of fair market valuations of U.S Flag vessels are limited given the fact that the U.S. Flag market is relatively small and illiquid with very limited second hand sales and purchases activity from which to benchmark vessel values. As discussed in Note 9, “Fair Value Measurements and Fair Value Disclosures,” to our consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” we monitor for any indicators of impairment in regards to the carrying value of our vessels.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

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

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018. Under the standard, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis.

44	Overseas Shipholding Group, Inc.

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

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, an extended period of weak markets, the broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels. See Note 2, “Summary of Significant Accounting Policies” for further details.

The United States has not adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the Convention is not in effect in the United States, the EPA and the Maritime Administration of the U.S. Department of Transportation (“MarAd”) have, from time to time, required the owners of U.S. Flag vessels to make certifications regarding the presence of certain toxic substances onboard vessels that they are seeking to sell to parties who (a) are not citizens of the United States and (b) intend to recycle the vessels after they have been purchased (the “Recycling Purchasers”). In the event that more stringent requirements are imposed upon the owners of U.S. Flag vessels seeking to sell their vessels to the Recycling Purchasers, such requirements could (a) negatively impact the sales prices obtainable from the Recycling Purchasers or (b) require companies, including OSG, to incur additional costs in order to sell their U.S. Flag vessels to the Recycling Purchasers or to other foreign buyers intending to use such vessels for further trading.

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

45	Overseas Shipholding Group, Inc.

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Finally, utilization is based on historical levels achieved and estimates of a residual value are consistent with the pattern of scrap rates used in management’s evaluation of salvage value.

In estimating the fair value of vessels for the purposes of step 2 of the impairment tests, the Company utilizes estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of U.S. Flag vessels owned by OSG is not considered to be robust. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion.

Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. The Company’s intangible assets represent long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion.

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

46	Overseas Shipholding Group, Inc.

Pension Benefits

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (“the Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The Company has recorded pension benefit costs based on assumptions and valuations developed with the support of its actuarial consultants. These valuations are based on estimates and key assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management’s best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the Maritrans Plan and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

In determining the benefit obligations at the end of the year measurement date, the Company continues to use the equivalent single weighted-average discount rate, rounded to the nearest 5 basis points, that best matches projected benefit payments. See Note 16, “Pension and Other Postretirement Benefit Plans,” for further discussion on the Company’s pension plans.

Newly Issued Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable due to our status as a smaller reporting company.

47	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$41,503	$80,417
Restricted cash	60	59
Voyage receivables, including unbilled of $5,611 and $10,160, net of reserve for doubtful accounts	9,247	16,096
Income tax recoverable	1,192	439
Other receivables	3,037	3,027
Prepaid expenses	1,292	9,886
Inventories and other current assets	1,178	2,456
Total Current Assets	57,509	112,380
Vessels and other property, less accumulated depreciation and amortization	737,212	597,659
Deferred drydock expenditures, net	23,734	26,099
Total Vessels, Deferred Drydock and Other Property	760,946	623,758
Restricted cash	114	165
Investments in and advances to affiliated companies	3,599	3,585
Intangible assets, less accumulated amortization	31,817	36,417
Operating lease right-of-use assets	286,469	—
Other assets	35,013	51,425
Total Assets	$1,175,467	$827,730

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$35,876	$34,678
Current installments of long-term debt	31,512	23,240
Current portion of operating lease liabilities	90,145	—
Current portion of finance lease liabilities	4,011	—
Total Current Liabilities	161,544	57,918
Reserve for uncertain tax positions	864	220
Long-term debt	336,535	322,295
Deferred income taxes, net	72,833	73,365
Noncurrent operating lease liabilities	219,501	—
Noncurrent finance lease liabilities	23,548	—
Other liabilities	19,097	44,464
Total Liabilities	833,922	498,262

Commitments and contingencies

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 85,713,610 and 84,834,790 shares issued and outstanding)	857	848
Paid-in additional capital	590,436	587,826
Accumulated deficit	(243,339)	(252,014)
	347,954	336,660
Accumulated other comprehensive loss	(6,409)	(7,192)
Total Equity	341,545	329,468
Total Liabilities and Equity	$1,175,467	$827,730

See notes to consolidated financial statements

49	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2019	2018
Shipping Revenues:
Time charter revenues	$263,683	$213,923
Voyage charter revenues	91,864	152,240
	355,547	366,163
Operating Expenses:
Voyage expenses	20,414	39,456
Vessel expenses	134,618	134,956
Charter hire expenses	90,359	91,350
Depreciation and amortization	52,499	50,512
General and administrative	23,399	26,880
Bad debt expense	4,300	—
Loss/(gain) on disposal of vessels and other property, including impairments, net	106	(877)
Total operating expenses	325,695	342,277
Income from vessel operations	29,852	23,886
Equity in income of affiliated companies	3,552	3,538
Operating income	33,404	27,424
Other income/(expense), net	1,440	(759)
Income before interest expense and income taxes	34,844	26,665
Interest expense	(25,633)	(30,890)
Income/(loss) before income taxes	9,211	(4,225)
Income tax (expense)/benefit	(536)	17,714
Net income	$8,675	$13,489

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,251,818	88,394,580
Diluted - Class A	89,658,938	89,045,734
Per Share Amounts:
Basic and diluted net income - Class A	$0.10	$0.15

See notes to consolidated financial statements

50	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2019	2018
Net income	$8,675	$13,489
Other comprehensive income/(loss), net of taxes:
Net change in unrealized gains on cash flow hedges	—	112
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(175)	(262)
Net change in unrecognized actuarial gain	958	903
Other comprehensive income	783	753
Comprehensive income	$9,458	$14,242

See notes to consolidated financial statements

51	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$8,675	$13,489
Items included in net income not affecting cash flows:
Depreciation and amortization	52,499	50,512
Bad debt expense	4,300	—
Amortization of debt discount and other deferred financing costs	1,965	4,069
Compensation relating to restricted stock, stock unit and stock option grants	1,662	3,785
Deferred income tax benefit	(991)	(18,794)
Interest on finance lease liabilities	1,462	—
Non-cash operating lease expense	90,922	—
Undistributed earnings of affiliated companies	(14)	200
Other – net	—	1,961
Items included in net income related to investing and financing activities:
Loss on repurchases and extinguishment of debt	72	3,399
Loss/(gain) on disposal of vessels and other property, net	106	(877)
Payments for drydocking	(12,278)	(12,902)
Changes in operating assets and liabilities:
Operating lease liabilities	(83,608)	—
Decrease in receivables	2,549	6,531
Decrease in income tax recoverable	(601)	(4,797)
Increase in deferred revenue	4,848	1,514
Net change in other operating assets and liabilities	1,881	(2,835)
Net cash provided by operating activities	73,449	45,255
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(118,055)	(21,807)
Expenditures for other property	(4,459)	(386)
Proceeds from disposal of vessels and other property	3,404	2,367
Deposit for vessel purchases	(10,800)	—
Net cash used in investing activities	(129,910)	(19,826)
Cash Flows from Financing Activities:
Extinguishment and repurchases of debt	(3,271)	(427,123)
Issuance of debt, net of issuance and deferred financing costs	47,824	344,801
Payments on debt	(23,866)	(28,166)
Tax withholding on share-based awards	(294)	(569)
Payments on principal portion of finance lease liabilities	(2,896)	—
Net cash provided by/(used in) financing activities	17,497	(111,057)
Net decrease in cash, cash equivalents and restricted cash	(38,964)	(85,628)
Cash, cash equivalents and restricted cash at beginning of year	80,641	166,269
Cash, cash equivalents and restricted cash at end of year	$41,677	$80,641

See notes to consolidated financial statements

52	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	$783	$584,675	$(265,758)	$(6,462)	$313,238
Adoption of accounting standard - reclassification adjustment to retained earnings	—	—	1,483	(1,483)	—
Adoption of accounting standard - revenue recognition	—	—	(1,228)	—	(1,228)
Net income	—	—	13,489	—	13,489
Other comprehensive income, net of taxes	—	—	—	753	753
Issuance and vesting of restricted stock awards	9	(9)	—	—	—
Forfeitures and cancellation of restricted stock awards	—	(569)	—	—	(569)
Compensation related to Class A options granted	—	838	—	—	838
Compensation related to Class A restricted stock awards	—	2,947	—	—	2,947
Conversion of Class A warrants to Class A common stock	56	(56)	—	—	—
Balance at December 31, 2018	848	587,826	(252,014)	(7,192)	329,468
Net income	—	—	8,675	—	8,675
Other comprehensive income, net of taxes	—	—	—	783	783
Issuance and vesting of restricted stock awards	6	(6)	—	—	—
Taxes withheld and forfeitures of restricted stock awards	—	(300)	—	—	(300)
Compensation related to Class A options granted	—	672	—	—	672
Compensation related to Class A restricted stock awards	—	2,247	—	—	2,247
Conversion of Class A warrants to Class A common stock	3	(3)	—	—	—
Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545

See notes to consolidated financial statements

53	Overseas Shipholding Group, Inc.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash as of December 31, 2019 and 2018 was related to the Company’s Unsecured Senior Notes as defined in Note 8, “Debt”.

2.	Vessels, vessel lives, deferred drydocking expenditures and other property - Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the estimated useful lives of the vessels, which are generally 25 years (except for new ATBs for which estimated useful lives of 30 years are used).

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three years to 15 years.

Interest costs are capitalized to vessels and other property during the period that vessels are under construction and projects are in progress. During the year ended December 31, 2019, interest costs capitalized were $3,636. During the year ended December 31, 2018, interest costs capitalized were not material.

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

3.	Impairment of long-lived assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment tests performed on our vessels during the two years ended December 31, 2019. Although separate cash flow information is available at the vessel level, the Company’s chief operating decision maker, the CEO, makes operating decisions at a fleet level.

54	Overseas Shipholding Group, Inc.

4.	Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company’s intangible assets at December 31, 2019.

5.

Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on an effective interest method over the life of the related debt.

Unamortized deferred financing charges of $6,821 and $7,528 relating to the Term Loan Credit Agreement (as defined in Note 8, “Debt”) and $98 and $124 relating to the term loan, due 2026, are included in long-term debt in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. In addition, at December 31, 2019, unamortized deferred financing charges of $1,086 relating to the term loans, due 2024, are included in long-term debt in the consolidated balance sheets. At December 31, 2019 and 2018, unamortized deferred financing charges relating to the Unsecured Senior Notes were included in current installments of long-term debt in the consolidated balance sheets and were not material. Interest expense relating to the amortization of deferred financing charges amounted to $1,965 in 2019 and $4,069 in 2018.

6.	Revenue and expense recognition - Revenues from time charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), on January 1, 2018. Under the standard, the Company recognizes revenue from voyage charter contracts ratably over the estimated length of each voyage, calculated on a load-to-discharge basis.

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

The Company receives an annual operating-differential subsidy pursuant to the Merchant Marine Act of 1936 for the two U.S. Flag Product Carriers which participate in the U.S. MSP program. This subsidy has been recorded as an offset to vessel expenses which amounted to $10,000 in 2019 and $9,600 in 2018.

7.	Voyage receivables - All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

8.	Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected in the consolidated balance sheets as of December 31, 2019 and 2018 are net of a reserve for doubtful accounts of $5,040 and $774, respectively. In June 2019, one of the Company’s lightering customers, Philadelphia Energy Solutions LLC (“PES”), suffered an explosion and fire at their refinery in the Delaware Bay. In July 2019, PES filed a Chapter 11 bankruptcy petition. The reserve for doubtful accounts at December 31, 2019 includes a provision of $4,300 on outstanding receivables of $4,300 from PES as the ultimate recovery of these receivables is currently unknown.

55	Overseas Shipholding Group, Inc.

During the years ended December 31, 2019 and 2018, the Company had three and two individual customers, respectively, who accounted for 10% or more of the Company’s revenues. The customers and their related percentages were Monroe Energy LLC (16%), SeaRiver Maritime, Inc. (12%) and Shell (10%) for the year ended December 31, 2019 and Shell (12%) and Petrobras America Inc. (11%) for the year ended December 31, 2018.

9.	Income taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

10.	Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs, estimates used in assessing the recoverability of vessels, intangible assets and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

11.	Segment information - Operating segments are defined as components of an enterprise that engage in business activities. The Company has determined that it operates its business as a single segment as its chief operating decision maker and its management team make decisions about resource allocations and review and measure the Company’s results as one line of business with similar regulatory requirements, customers and commodities transported.

12.	Inventories - Inventories are included in the inventories, prepaid expenses and other current assets line item in the consolidated balance sheets. Inventories are accounted for on the first in first out basis and consist of fuel on the Company’s vessels.

13.

Recently adopted accounting standards - In February 2016, the FASB issued ASU 2016-02, Leases, which is included in the ASC in Topic 842. ASU 2016-02 is intended to improve transparency and comparability of lease accounting among organizations. For leases with terms greater than 12 months, the amendments require the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. However, the effect on the statement of operations and the statement of cash flows is largely unchanged from prior GAAP. The amendments also expand the required disclosures surrounding leasing arrangements. Subsequently, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Targeted Improvements, ASU 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU 2016-02.

56	Overseas Shipholding Group, Inc.

The Company adopted the standard using the modified retrospective approach effective January 1, 2019. See Note 15, “Leases,” for additional information.

14.	Recently issued accounting standards — In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 15, 2020 and is required to be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company will adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to maturity debt securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which allows a two-bucket approach for determining the effective dates of these accounting standards. Under this approach, the buckets would be defined as follows:

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

At the annual evaluation date on June 30, 2019, the Company met the SEC definition of a smaller reporting company. Accordingly, the Company plans on adopting the credit losses standard on January 1, 2023.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The new guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company will adopt this standard on January 1, 2021. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

57	Overseas Shipholding Group, Inc.

NOTE 3 — EARNINGS PER COMMON SHARE

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

Class A

As of December 31, 2019 and 2018, there were no weighted average shares of unvested Class A restricted common stock shares considered to be participating securities.

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units not classified as participating securities. As of December 31, 2019, there were 1,718,865 shares of Class A restricted stock units and 1,478,756 Class A stock options outstanding and considered to be potentially dilutive securities. As of December 31, 2018, there were 912,315 shares of Class A restricted stock units and 866,011 Class A stock options outstanding and considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2019	2018
Net income	$8,675	$13,489

Weighted average common shares outstanding:
Class A common stock - basic	89,251,818	88,394,580
Class A common stock - diluted	89,658,938	89,045,734

For annual earnings per share calculations, there were 407,120 and 651,154 dilutive equity awards outstanding for the years ended December 31, 2019 and 2018. Awards of 920,845 and 469,112 shares of common stock for 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

58	Overseas Shipholding Group, Inc.

NOTE 4 — REVENUE RECOGNITION

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, applying the modified retrospective method to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The impact of adopting the standard primarily related to a change in the timing of revenue recognition for voyage charter contracts. In the past, the Company recognized revenue from voyage charters ratably over the estimated length of each voyage, calculated on a discharge-to-discharge basis. Under the new standard, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. In addition, the adoption of ASC 606 resulted in a corresponding change in the timing of recognition of voyage expenses for voyage charter contracts.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

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

Voyage Charter Revenues

The Company enters into voyage charter contracts, under which the customer pays a transportation charge (voyage freight) for the movement of a specific cargo between two or more specified ports. The Company’s performance obligation under voyage charters, which consists of moving cargo from a load port to a discharge port, is satisfied over time. Accordingly, under ASC 606, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. The transaction price is in the form of a fixed fee at contract inception, which is the transportation charge. Voyage charter contracts also include variable consideration primarily in the form of demurrage, which is additional revenue the Company receives for delays experienced in loading or unloading cargo that are not deemed to be the responsibility of the Company. The Company does not include demurrage in the transaction price for voyage charters as it is considered constrained since it is highly susceptible to factors outside the Company’s influence. Examples of when demurrage is incurred include unforeseeable weather conditions and security regulations at ports. The uncertainty related to this variable consideration is resolved upon the completion of the voyage, the duration of which is generally less than 30 days.

59	Overseas Shipholding Group, Inc.

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

COA also include variable consideration primarily related to demurrage. The Company does not include this variable consideration in the transaction price for these contracts as the consideration is constrained since the obligation to deliver this service is outside the control of the Company. The uncertainty related to this variable consideration is resolved with the customer over the course of the contract term as individual voyages discharge. Revenue generated by COA is included within voyage charter revenues on the consolidated statements of operations.

At December 31, 2019, the Company did not have deferred revenue related to the Company’s COA.

60	Overseas Shipholding Group, Inc.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Time and bareboat charter revenues	$263,683	$213,923
Voyage charter revenues(1)	33,275	83,542
Contracts of affreightment revenues	58,589	68,698
Total shipping revenues	$355,547	$366,163

(1)	Voyage charter revenues include approximately $10,152 and $7,600 of revenue related to short-term time charter contracts for the years ended December 31, 2019 and 2018, respectively.

Voyage Receivables

As of December 31, 2019 and 2018, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $5,831 and $12,515, respectively, net of reserve for doubtful accounts for voyage charters and lightering contracts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At December 31, 2019, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, there was an aggregate amount of $38,459 of revenue under COA which the Company will be entitled to providing services in the future. The Company expects to recognize revenue of approximately $34,664 in 2020 and $3,795 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s best estimate of future services.

61	Overseas Shipholding Group, Inc.

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

NOTE 5 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2019	2018
Vessels, at cost	$919,212	$845,868
Accumulated depreciation	(274,900)	(248,939)
Vessels, net	644,312	596,929

Construction in progress	65,697	—

Finance lease right-of-use asset, at cost (Note 15)	28,993	—
Accumulated amortization (Note 15)	(2,053)	—
Finance lease right-of use asset, net (Note 15)	26,940	—

Other property, at cost	5,552	5,895
Accumulated depreciation and amortization	(5,289)	(5,165)
Other property, net	263	730

Total vessels and other property	$737,212	$597,659

On September 30, 2019, the Company took delivery of two 50,000 DWT class product and chemical tankers at Hyundai Mipo Dockyard Co., Ltd. The tankers, named the Overseas Gulf Coast and Overseas Sun Coast, are operating in the international market under the Marshall Islands flag, with both vessels having entered into one-year time charters.

In September 2019, the Company sold one of its ATBs for $1,234, net of broker commissions. As a result of the sale, the Company recognized an immaterial gain, which is included in loss/(gain) on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

In May and June 2019, the Company sold two of its ATBs for $1,101 and $1,069, respectively, net of broker commissions. As a result of the sales, the Company recognized an immaterial loss, which is included in loss/(gain) on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

In July 2018 and January 2019, the Company signed binding contracts with Greenbrier Marine (formerly Gunderson Marine LLC) for the construction of two approximately 204,000 BBL, oil and chemical tank barges. The anticipated delivery of the barges to the Company is during the first and second half of 2020, respectively. The Company’s remaining commitments under the contracts are $45,849 in 2020.

On December 6, 2018, the Company sold one ATB and one barge for $2,367, net of broker commissions. As a result of the sale, the Company recognized a gain of $877, which is included in loss/(gain) on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

In June 2018, one of the Company’s ATBs was berthed to the dock when a third-party ship transiting the channel hit the Company’s ATB causing structural damage to the Company’s ATB and damage to the dock. The cost of repairs has been covered by existing insurance policies. The Company has filed a lawsuit against the third-party ship seeking recovery of its costs of repairs as well as its lost earnings from the ATB being off-hire for 46 repair days.

At December 31, 2019, the Company’s owned vessel fleet with a weighted average age of 8.2 years, consisted of six Handysize Product Carriers, two lightering ATBs and two clean ATBs. These vessels are pledged as collateral under the term loan agreements and have an aggregate carrying value of $634,379.

62	Overseas Shipholding Group, Inc.

Vessel activity, excluding construction in progress, for the two years ended December 31, 2019 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2017	$849,713	$(217,633)	$632,080
Depreciation	—	(33,851)
Disposals	(3,845)	2,545
Balance at December 31, 2018	845,868	(248,939)	596,929
Transfers from construction in progress	82,625	—
Depreciation	—	(32,284)
Disposals	(9,281)	6,323
Balance at December 31, 2019	$919,212	$(274,900)	$644,312

The total of vessel additions can differ from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made. For the year ended December 31, 2019, the Company had approximately $3,866 of non-cash investing activities for the accrual of capital expenditures related to the Company’s newbuilds.

Drydocking activity for the two years ended December 31, 2019 is summarized as follows:

	2019	2018
Balance at January 1	$26,099	$23,914
Additions	11,074	14,031
Drydock amortization	(13,439)	(11,846)
Balance at December 31	$23,734	$26,099

NOTE 6 — INVESTMENT IN ALASKA TANKER COMPANY, LLC

At December 31, 2019, investment in affiliated company was comprised of the Company’s 37.5% interest in Alaska Tanker Company, LLC (“ATC”), which manages vessels carrying Alaskan crude for BP West Coast Products, LLC (“BP”). Each member in ATC has been entitled to receive its respective share of any incentive charter hire payable by BP to ATC. The Company has accounted for the investment in ATC as an equity–method investment because the Company has not individually retained the power to significantly impact the economic performance of ATC and the Company’s maximum exposure to losses in ATC has been limited to its initial capital investment in ATC, which is not material. As of December 31, 2019, the carrying value of the Company’s investment in ATC was $3,599, which includes the Company’s respective share of distribution[s] of $3,562.

On December 26, 2019, the Company announced that its subsidiaries entered into agreements with BP Oil Shipping Company USA and BP AMI Leasing Inc. (“BP”) to purchase three U.S.-flagged crude oil carrier vessels operated by ATC for total consideration of $54,000. The Company made a $10,800 deposit upon execution of the vessel purchase agreements. Additionally, the Company would acquire the remaining 62.5% interest of ATC, from its partners, that it does not own for approximately $19,100.

On March 12, 2020, the Company’s subsidiaries completed the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator from BP and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. In connection with these transactions, the Company also completed the acquisition of ATC, making ATC a wholly owned subsidiary of the Company.

63	Overseas Shipholding Group, Inc.

Due to the timing of the closing, and the limited information available prior to closing, the Company’s accounting for the purchase of the vessels and the acquisition of ATC is incomplete at the time of this filing. As a result, information pertaining to the amounts recognized for the assets acquired and liabilities assumed will be disclosed by the Company in future filings.

A condensed summary of the assets and liabilities of the equity method investment follows:

	Years Ended December 31,
	2019	2018
Current assets	$38,531	$38,949
Total assets	$38,531	$38,949

Current liabilities	$20,667	$21,652
Non-current liabilities	18,867	17,286
(Deficiency)/equity	(1,003)	11
Total liabilities and equity	$38,531	$38,949

A condensed summary of the results of operations of the equity method investments follows:

	Years Ended December 31,
	2019	2018
Shipping revenues	$109,006	$105,115
Ship operating expenses	(100,437)	(95,315)
Income from vessel operations	8,569	9,800
Net income	$9,342	$9,461

NOTE 7 — INTANGIBLE ASSETS

Intangible assets activity for the two years ended December 31, 2019 is summarized as follows:

Total
Balance at December 31, 2017	$41,017
Amortization	(4,600)
Balance at December 31, 2018	36,417
Amortization	(4,600)
Balance at December 31, 2019	$31,817

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company’s intangible assets at December 31, 2019 and 2018 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2019 and 2018. The unamortized balance of the Company’s intangible assets at December 31, 2019 will be recognized over the remaining useful life, which is seven years. Amortization of intangible assets for the five years subsequent to December 31, 2019 is expected to approximate $4,600 per year.

64	Overseas Shipholding Group, Inc.

NOTE 8 — DEBT

Debt consists of the following:

	December 31,
	2019	2018
Term loan, due 2023, net of unamortized discount and deferred costs of $6,821 and $7,528	$291,994	$317,472
Term loans, due 2024, net of unamortized discount and deferred costs of $1,086	48,289	—
Term loan, due 2026, net of unamortized discount and deferred costs	27,075	27,376
Unsecured senior notes, net of unamortized discount and deferred costs	689	687
Total debt	368,047	345,535
Less current installments of long-term debt	31,512	23,240
Total long-term debt	$336,535	$322,295

The weighted average interest rate for debt outstanding at December 31, 2019 and 2018 was 6.55% and 7.49%, respectively.

Term Loans

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in an aggregate principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a 5-year term maturing on March 12, 2025. The annual principal payments required to be made for the loan are $3,017 in 2020, $4,182 in 2021, $4,371 in 2022, $4,568 in 2023, $4,775 in 2024 and $33,087 thereafter.

During September 2019, in connection with the Company’s sale of one of its ATBs, the Company made a mandatory prepayment of $1,132 on its term loan due in 2023. The aggregate loss realized on this transaction, which related to the write-off of unamortized deferred finance costs, was not material.

In August 2019, two of the Company’s subsidiaries entered into term loans in an aggregate principal amount of $50,000, due 2024, to finance the Overseas Gulf Coast and the Overseas Sun Coast. The loans are secured by first preferred ship mortgages on the vessels and a guaranty from the Company. Funding occurred on delivery of the vessels on September 30, 2019, with $45,157 used to fund the final payment for the vessels. The loans bear a fixed rate of interest of 5.54% and have a 5-year term maturing on September 30, 2024 with a 17-year amortization schedule.

During May 2019 and June 2019, in connection with the Company’s sale of two of its ATBs, the Company made mandatory prepayments of $1,086 and $1,054, respectively, on its term loan due in 2023. The aggregate losses realized on these transactions, which related to the write-off of unamortized deferred finance costs, were not material.

On March 16, 2018 and March 29, 2018, the Company made a mandatory prepayment of $28,166 and optional prepayment of $47,000 on its OBS Term Loan, respectively. The aggregate net loss of $981 realized on these transactions during the year ended December 31, 2018 reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and is included in other income/(expense), net on the consolidated statements of operations.

On November 19, 2018, two of the Company’s subsidiaries closed on a loan from Wintrust Commercial Finance, a division of Wintrust Asset Finance Inc. (“Wintrust”), in the amount of $27,500, term loan, due 2026. The loan is secured by first preferred ship mortgages on the Overseas Mykonos and Overseas Santorini, and a guaranty from the Company. The loan bears interest at a rate equal to the prevailing 30-Day LIBOR plus 4.00% and matures on November 19, 2026.

The Company used the proceeds from the Wintrust loan to make a voluntary prepayment of $27,500 on its OBS Term Loan. The aggregate net loss realized on this transaction reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reductions and was not material.

65	Overseas Shipholding Group, Inc.

On December 21, 2018, OSG, as the Parent Company (as a guarantor), OSG Bulk Ships, Inc. (“OBS”) and certain OBS subsidiaries (the “Borrowers”) closed on a five-year $325,000 term loan credit facility with The Prudential Insurance Company of America and other syndicate lenders (the “Term Loan Credit Agreement”), term loan, due 2023. The Company used the proceeds from the Term Loan Credit Agreement, along with a cash payment of $27,623 to pay off its existing OBS Term Loan. The Term Loan Credit Agreement bears interest at a rate equal to the prevailing 30-Day LIBOR plus 5.00% and matures on December 21, 2023. The aggregate net loss of $2,227 on this transaction reflects a write-off of original issue discount and deferred financing costs associated with the principal reductions and is included in other income/(expense), net on the consolidated statements of operations for the year ended December 31, 2018.

The Borrowers’ obligations under the Term Loan Credit Agreement (the “Guaranteed Obligations”) are guaranteed by OSG, and OSG has pledged the issued and outstanding shares of capital stock of OBS as security for the Guaranteed Obligations pursuant to a pledge agreement between the Company and PGIM, Inc. as collateral agent. The Borrowers’ obligations are also secured by security interests in all of the Borrowers’ assets and by mortgages covering two tankers, eight tugs and seven barges.

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

In connection with the Term Loan Credit Agreement, OSG and its affiliates also entered into an amendment to the OBS ABL Facility among OSG, OBS as administrative borrower, certain subsidiaries of OBS as co-borrowers, other guarantors, lender, Wells Fargo Bank, National Association, as administrative agent. Pursuant to such amendment, the OBS ABL Facility agreement was amended to permit the transactions contemplated under the Term Loan Credit Agreement, reduce the maximum credit line from $75,000 to $30,000, reduce the number of vessels that serve as collateral and extend the term through its termination date of August 2, 2019.

The applicable margins and floor interest rates for the Company’s term loan, due 2023, and term loan, due 2026, are as follows:

Debt Facility	Term loan, due 2023		Term loan, due 2026
Rate	ABR	LIBOR	ABR	LIBOR
Floor	None	0.00%	None	0.00%
Applicable Margin	None	4.00%	None	5.00%

Unsecured Senior Notes

7.5% Notes – These notes were issued on March 7, 2003 and consisted of $146,000 in face value, which were due on February 15, 2024. Pursuant to the Equity Plan, the Company issued two series of 7.50% Notes due February 15, 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes” and together with the Election 1 Notes, the “Election Notes”) to holders of the 7.50% Notes due 2024 (the “2024 Notes”) that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The outstanding Election 1 notes were repurchased and retired during the year ended December 31, 2015.

The Election 2 Notes have substantially the same terms as the 2024 Notes, other than the (i) the maturity date and (ii) definitions and provisions related to a holder’s right to require the Company to repurchase such holder’s Election 2 Notes upon the occurrence of certain changes in the ownership or control of OSG. The Election 2 Notes accrue interest at the rate of 7.50% per annum.

66	Overseas Shipholding Group, Inc.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the two years ended December 31, 2019 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt Facility	2019	2018
OBS Facilities	$428	$29,769
Term loan, due 2023	24,667	801
Term loan, due 2026	1,772	210
Unsecured senior notes	156	252
Term loans, due 2024	785	—
Total interest expense on debt facilities	$27,808	$31,032

Cash paid for interest expense was $24,593 and $29,052 in December 31, 2019 and 2018, respectively.

As of December 31, 2019, the aggregate annual principal payments required to be made on the Company’s debt are as follows:

2020	$31,514
2021	31,962
2022	31,817
2023	230,793
2024	42,436
Thereafter	7,530
Total	$376,052

67	Overseas Shipholding Group, Inc.

NOTE 9 — FAIR VALUE MEASUREMENTS AND FAIR VALUE DISCLOSURES

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2019 and 2018, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2019:
Assets
Cash (1)	$41,677	$41,677	$—
Total	$41,677	$41,677	$—
Liabilities
Term loan agreement, due 2023	$291,994	$—	$299,974
Term loan agreements, due 2024	48,289	—	49,015
Term loan agreement, due 2026	27,075	—	27,359
Unsecured senior notes	689	—	722
Total	$368,047	$—	$377,070

68	Overseas Shipholding Group, Inc.

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2018:
Assets
Cash (1)	$80,641	$80,641	$—
Total	$80,641	$80,641	$—
Liabilities
Term loan agreement, due 2023	$317,472	$—	$325,000
Term loan agreement, due 2026	27,376	—	26,500
Unsecured senior notes	687	—	525
Total	$345,535	$—	$352,025

(1)	Includes current and non-current restricted cash totaling $174 and $224 at December 31, 2019 and 2018, respectively. Restricted cash as of December 31, 2019 and 2018 was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel Impairments

During the years ended December 31, 2019 and 2018, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2019 and 2018 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

During the years ended December 31, 2019 and 2018, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying value of the Company’s intangible assets may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2019	2018
Accounts payable	$5,944	$3,360
Payroll and benefits	8,660	12,454
Interest	1,828	1,010
Insurance	673	639
Accrued drydock and repair costs	115	900
Bunkers and lubricants	852	953
Charter revenues received in advance	11,580	6,731
Accrued vessel expenses	3,441	3,304
Accrued general and administrative, primarily professional fees	799	1,998
Accrued deferred payment obligation for chartered in vessels	—	1,944
Other	1,984	1,385
	$35,876	$34,678

69	Overseas Shipholding Group, Inc.

NOTE 11 —TAXES

The (expense)/benefit for income taxes on income before income taxes consists of the following:

	Years Ended December 31,
	2019	2018
Current	$(1,527)	$(1,080)
Deferred	991	18,794
Total	$(536)	$17,714

The current income tax expense is primarily attributable to state income taxes and the deferred income tax benefit is primarily attributable to a change in state deferred tax rate.

The reconciliations between the U.S. federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%

Adjustments due to:
State taxes, net of federal benefit	(8.9)%	(21.4)%
Change in valuation allowance	0.6%	(59.0)%
Equity awards	(1.8)%	(14.2)%
Return to provision	(4.5)%	(13.8)%
Nondeductible expenses	0.4%	(11.4)%
Uncertain tax positions and tax examination settlement	6.8%	505.7%
U.S. income subject to tonnage tax	(6.5)%	14.0%
Other	(1.3)%	(1.7)%
Effective tax rate	5.8%	419.2%

During 2019, changes in state tax rates and changes in apportionment from the addition of new vessels, resulted in state tax having a (8.9)% impact on the Company’s effective tax rate.

70	Overseas Shipholding Group, Inc.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2019	2018
Deferred tax liabilities:
Vessels and other property (1)	$128,026	$128,226
Prepaid expenditures	5,621	7,108
Operating lease right-of-use assets	72,298	—
Other-net	2	4
Total deferred tax liabilities	205,947	135,338
Deferred tax assets:
Loss carryforwards	68,917	66,737
Operating lease liability	71,779	—
Finance lease liability	6,333	—
Employee compensation and benefit plans	3,869	4,287
Financing and professional fees	2,003	1,859
Accrued expenses and other	1,165	51
Total deferred tax assets	154,066	72,934
Valuation allowance	20,952	10,961
Net deferred tax assets	133,114	61,973
Net deferred tax liabilities	$72,833	$73,365

(1) Includes deferred tax liabilities related to finance lease right-of-use assets totaling $6,190 and $0 at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had U.S. federal net operating loss carryforwards of $213,800 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2019, the Company had U.S. state net operating loss carryforwards of $445,936. This includes net operating losses previously unrecorded due to minimal projected income in those jurisdictions. These U.S. state net operating loss carryforwards expire in various years ending from December 31, 2019 through December 31, 2035. Included in the financing and professional fees deferred income assets above are U.S. federal interest expense deductions with an indefinite carryforward period.

There was a change of control in the Company during 2014 that limited the annual usage of pre-ownership change net operating losses. All pre-ownership change net operating losses were fully utilized in 2019.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state deferred tax assets, the negative evidence has outweighed the positive evidence which has resulted in the Company establishing a valuation allowance of $20,952 and $10,961 as of December 31, 2019 and 2018, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

During the years ended December 31, 2019 and 2018, the Company paid (net of refunds received) $1,293 and $1,313, respectively, of income taxes.

71	Overseas Shipholding Group, Inc.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2019	2018
Balance of unrecognized tax benefits as of January 1,	$1,226	$37,240
Increases for positions taken in prior years	1,353	657
Rate change	(84)	—
Amount of decreases related to settlements	—	(36,671)
Balance of unrecognized tax benefits as of December 31,	$2,495	$1,226

Included in the balance of unrecognized tax benefits as of December 31, 2019 and 2018 are $2,495 and $220, respectively, of tax benefits that, if recognized would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line on the consolidated balance sheets. During the years ended December 31, 2019 and 2018, the Company accrued interest of $114 and $0, respectively, and recorded liabilities for interest and penalties of $252 and $0, respectively.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $864 and $220 as of December 31, 2019 and 2018, respectively.

The U.S. Internal Revenue Service completed exams on the Company’s U.S. federal income tax returns for years 2012 - 2015. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2015. The Company conducts business and files income tax returns in numerous states. Currently, one of the Company’s state tax returns is under examination by a state as part of routine audits conducted in the ordinary course of business. The future utilization of state net operating losses could potentially subject the Company to state examinations prior to the otherwise applicable statute of limitation. States vary in carryforward periods but generally extend up to 20 years or a period consistent with the federal limits under the Tax Cuts and Jobs Act.

NOTE 12 — RELATED PARTIES

Guarantees

International Seaways, Inc. (“INSW”) entered into guarantee arrangements in connection with the spin-off from OSG on November 30, 2016. On October 7, 2019, INSW sold its ownership interest in their joint venture with Qatar Gas Transport Company Ltd, releasing OSG from all obligations under the guarantee arrangements.

NOTE 13 — CAPITAL STOCK AND STOCK COMPENSATION

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

Share Repurchases

During the year ended December 31, 2019, in connection with the vesting of restricted stock units (“RSUs”) in January, February and March, the Company withheld 159,685 shares of Class A common stock at an average price of $1.84 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

During the year ended December 31, 2018, in connection with the vesting of RSUs in January, February, March and December, the Company withheld 296,822 shares of Class A common stock at an average cost of $2.15 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

72	Overseas Shipholding Group, Inc.

Warrant Conversions

Each Class A warrant represents the right to purchase one share of Class A common stock, subject in each case to the adjustments as provided pursuant to the terms thereof. The warrants may be exercised at a price per share of Class A common stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039 and will expire thereafter. Until they exercise their warrants, except as otherwise provided in the warrants, the holders of the warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG’s reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG’s Amended and Restated Certificate of Incorporation). As of December 31, 2019, the Company had 19,238,262 Class A warrants outstanding, convertible into 3,655,270 shares of Class A common stock.

During the years ended December 31, 2019 and 2018, the Company issued 257,963 and 5,628,650 shares of Class A common stock, respectively, as a result of the exercise of 1,365,392 and 29,461,648 Class A warrants, respectively.

Incentive Plans

On September 23, 2014, the Company’s Compensation Committee (“the Committee”) approved the Overseas Shipholding Group, Inc. Management Incentive Compensation Plan (the “Management Compensation Plan”) and the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan (the “Director Plan”). OSG stockholders approved these plans on June 9, 2015. On June 6, 2017, at the annual stockholders meeting, the Company’s stockholders approved an increase to the maximum number of shares for issuance under the Director Plan by 1,500,000 shares. The 2019 Incentive Compensation Plan for Management was approved by the Committee on March 22, 2019, by our Board on April 4, 2019 and then by the Company’s stockholders at the annual meeting on May 30, 2019 (together with the Management Compensation Plan and Non-employee Director Incentive Compensation Plan, the “Incentive Plans”).

The Incentive Plans contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company, the number and type of securities underlying outstanding share-based payment awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding share-based payment awards upon the stock dividend, reverse stock split and spin-off transactions described above. As the fair value of the awards immediately after the stock dividend, reverse stock split and spin off transactions, did not increase when compared to the fair value of such awards immediately prior to such transactions, no incremental compensation costs were recognized as a result of such modifications.

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

73	Overseas Shipholding Group, Inc.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation - Restricted Stock Units

The Company awarded a total of 357,866 and 170,400 RSUs for the years ended December 31, 2019 and 2018, respectively, to its non-employee directors. The weighted average fair value of the Company’s stock on the measurement date of such awards was $1.78 (2019) and $3.61 (2018) per share. Such RSUs vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The RSUs granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Upon vesting, a holder of restricted share awards has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common stockholders generally. RSUs which have not become vested as of the date the grantee’s service on the Board of Directors terminates will be forfeited and the grantee will have no further rights with respect to the RSUs.

Management Compensation

Restricted Stock Units

During the years ended December 31, 2019 and 2018, the Company awarded 552,598 and 365,584 time-based RSUs to certain of its employees, including senior officers. The average grant date fair value of these awards was $2.02 (2019) and $1.70 (2018), per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and will occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

In addition, during the years ended December 31, 2019 and 2018, the Company awarded 329,121 and 688,877 shares, respectively, to certain of its senior officers of the Company’s common stock, net of all taxes, which vested immediately. The average grant date fair value of these awards was $1.82 and $1.91.

During the years ended December 31, 2019 and 2018, the Company awarded 352,258 and 142,060 performance-based RSUs to its senior officers, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (the formula for ROIC is net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three-year TSR performance period. The performance index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in each case to the Human Resources and Compensation Committee’s certification of achievement of the performance measures and targets.

74	Overseas Shipholding Group, Inc.

The ROIC Target RSU award and the TSR Target RSU award is subject to an increase up to a maximum of 176,129 and 106,545 target RSUs combined, respectively, (528,387 and 213,090 RSUs in total, respectively) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of December 31, 2019, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.02 and $1.70 per RSU, respectively.

Stock Options

During the year ended December 31, 2019 and 2018, the Company awarded 612,745 and 494,118, respectively, stock options to one of its senior officers, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.89 and $1.70 per share, respectively. The call option value of the options was $1.02 and $0.92 per option, respectively. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee’s employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2019 and 2018 grants: risk free interest rates of 2.50% and 2.72%, respectively, dividend yields of 0.0%, expected stock price volatility factors of .55 and expected lives of 6.0 years.

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

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the RSUs described above was $1,615 and$1,646 during the years ended December 31, 2019 and 2018, respectively.

Activity with respect to restricted stock units under the Incentive Plans during the two years ended December 31, 2019 is summarized as follows:

Activity for the two years ended December 31, 2019	Class A common shares
Nonvested Shares Outstanding at December 31, 2017	660,999
Granted	1,366,921
Vested ($1.70 to $2.74 per share)	(1,108,180)
Forfeited ($2.39 to $2.44 per share)	(7,425)
Nonvested Shares Outstanding at December 31, 2018	912,315
Granted	1,591,839
Vested ($1.66 to $2.32 per share)	(780,542)
Forfeited ($1.63 per share)	(4,747)
Nonvested Shares Outstanding at December 31, 2019	1,718,865

75	Overseas Shipholding Group, Inc.

Activity with respect to stock options under the Incentive Plans during the two years ended December 31, 2019 is summarized as follows:

Activity for the two years ended December 31, 2019	Class A common shares
Options Outstanding at December 31, 2017	371,893
Granted	494,118
Options Outstanding at December 31, 2018	866,011
Granted	612,745
Options Outstanding at December 31, 2019	1,478,756
Options Exercisable at December 31, 2019	1,454,063

The weighted average remaining contractual life of the outstanding stock options at December 31, 2019 was 8.18 years. The range of exercise prices of the stock options outstanding at December 31, 2019 was between $1.70 and $5.57 per share. The weighted average exercise prices of the stock options outstanding at December 31, 2019 and 2018 were $2.67 and $3.23 per share, respectively. Stock options of 612,745 which vested during the year ended December 31, 2019 were “in-the-money.”

Compensation expense as a result of the grants of stock options described above was not material for the years ended December 31, 2019 and 2018.

As of December 31, 2019, there was $1,993 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.57 years.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes, in the consolidated balance sheets follow:

	Years Ended December 31,
	2019	2018
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	(6,409)	(7,192)
	$(6,409)	$(7,192)

76	Overseas Shipholding Group, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the two years ended December 31, 2019.

	Unrealized losses on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)	Total
Balance as of December 31, 2018	$—	$(7,192)	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—	501	501
Amounts reclassified from accumulated other comprehensive loss	—	282	282
Total change in accumulated other comprehensive loss	—	783	783
Balance as of December 31, 2019	$—	$(6,409)	$(6,409)

Balance as of December 31, 2017	$(112)	$(6,350)	$(6,462)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—	300	300
Amounts reclassified from accumulated other comprehensive loss	112	341	453
Adoption of accounting standard - reclassification adjustment to retained earnings	—	(1,483)	(1,483)
Total change in accumulated other comprehensive loss	112	(842)	(730)
Balance as of December 31, 2018	$—	$(7,192)	$(7,192)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the two years ended December 31, 2019.

	Years Ended December 31,		Statement of Operations
Accumulated Other Comprehensive Loss Component	2019	2018	Line Item
Unrealized losses on cash flow hedges:
Interest rate caps entered into by the Company’s subsidiaries	—	(181)	Interest expense

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	(570)	(465)	Other income/ (expense), net

Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	200	166	Other income/ (expense), net
	(370)	(480)	Total before tax
	652	933	Tax provision
	$282	$453	Total net of tax

77	Overseas Shipholding Group, Inc.

The following amounts are included in accumulated other comprehensive loss at December 31, 2019, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $1,616 ($1,277 net of tax) and unrecognized actuarial losses $9,868 ($7,796 net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic cost during 2020 are a gain of $229 ($181 net of tax) and a loss of $465 ($367 net of tax), respectively.

The income tax (expense)/benefit allocated to each component of other comprehensive income follows:

	Unrealized gains/(losses) on cash flow hedges	Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2019:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$—	$(154)
Amounts reclassified from accumulated other comprehensive loss	—	(87)
Total change in accumulated other comprehensive loss	$—	$(241)

For the year ended December 31, 2018:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$—	$—
Amounts reclassified from accumulated other comprehensive loss	69	—
Total change in accumulated other comprehensive loss	$69	$—

78	Overseas Shipholding Group, Inc.

NOTE 15 — LEASES

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

The Company’s lease right-of-use assets and lease liabilities at December 31, 2019 were as follows:

December 31, 2019
Operating leases
Vessels chartered-in noncurrent operating lease assets	$283,871
Office space noncurrent operating lease assets	2,598
Total noncurrent operating lease assets	$286,469

Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$89,537
Noncurrent operating lease liabilities	217,511
307,048
Office space operating lease liabilities
Current portion of operating lease liabilities	608
Noncurrent operating lease liabilities	1,990
2,598
Total operating lease liabilities	$309,646

Finance lease
Vessels and other property	$28,993
Accumulated amortization	(2,053)
Vessels and other property, less accumulated amortization	$26,940

Current portion of finance lease liabilities	$4,011
Noncurrent finance lease liabilities	23,548
Total finance lease liabilities	$27,559

79	Overseas Shipholding Group, Inc.

Charters-in

As of December 31, 2019, the Company had commitments to charter-in 11 vessels, which are all bareboat charters. During the second quarter of 2019, the Company commenced a bareboat charter for the Overseas Key West for a lease term of 10 years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as a finance lease. The remaining 10 chartered-in vessels are accounted for as operating leases. The right-of-use asset accounted for as a finance lease arrangement is reported in vessels and other property, less accumulated depreciation on our consolidated balance sheets. The Company holds options for 10 of the vessels chartered-in that can be exercised for one, three or five years with the one-year option only usable once, while the three- and five-year options are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually. The Company exercised its option on one of its vessels to extend the term until June 2025. On December 10, 2018, the Company exercised its options to extend the terms of the other nine vessels. Terms for five of the vessels were extended for an additional three years, with terms ending in December 2022, and terms for four of the vessels were extended for an additional year, with terms ending December 2020. On December 11, 2019, the terms for the four vessels ending December 2020 were extended for an additional three years, with terms ending in December 2023.

Five of the Company’s chartered in vessels contain a deferred payment obligation (“DPO”) which relates to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final quarterly payment due upon lease termination.

The future minimum commitments under these leases are as follows:

At December 31, 2019	Operating Leases	Finance Lease
2020	$92,404	$4,172
2021	91,164	4,161
2022	107,654	4,161
2023	43,015	4,161
2024	9,168	4,172
Thereafter	4,534	17,180
Net minimum lease payments	347,939	38,007
Less: present value discount	40,891	10,448
Total lease liabilities	$307,048	$27,559

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

For the year ended December 31, 2019, lease expense for the 10 chartered-in vessels accounted for as operating leases was $90,359, which is included in charter hire expense on the consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $188,163 for the year ended December 31, 2019. For the year ended December 31, 2019, the Company had non-cash operating activities of $93,407 for obtaining operating right-of-use assets and liabilities that resulted from exercising lease renewals not assumed in the initial lease term.

80	Overseas Shipholding Group, Inc.

For the year ended December 31, 2019, lease expense related to the Company’s finance lease was $2,052 related to amortization of the right-of-use asset and $1,462 related to interest on the lease liability. These are included in operating cash flows on the consolidated statements of cash flows. For the year ended December 31, 2019, the Company had non-cash financing activities of $28,993 for obtaining finance right-of-use assets.

For the year ended December 31, 2018, lease expense relating to charters-in was $91,350, which is included in charter hire expense on the consolidated statements of operations.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum commitments under lease obligations for office space, which are operating leases, as of December 31, 2019 are as follows:

At December 31, 2019	Amount
2020	$630
2021	631
2022	649
2023	474
2024	98
Thereafter	1,088
Net minimum lease payments	3,570
Less: present value discount	972
Total lease liabilities	$2,598

For the year ended December 31, 2019, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations, was $648. For the year ended December 31, 2019, cash paid for office space rental was $604, which is included in operating cash flows on the consolidated statements of cash flows.

For the year ended December 31, 2018, rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations was $659.

At December 31, 2019, the weighted average remaining lease term for the Company’s operating leases and finance lease was 3.7 years and 9.1 years, respectively, and the weighted average discount rate was 6.7% and 7.3%, respectively.

Charters-out

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancelable contract term. Under certain time charter contracts, the Company receives variable lease payments based on a defined profit share arrangement, which are recognized as revenue in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management and crew costs. Services are recognized ratably over the life of the contract term.

81	Overseas Shipholding Group, Inc.

The Company is the lessor under its time charter contracts. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts. Total time charter revenue for the year ended December 31, 2019 was equal to lease income from lease payments of $263,416 plus straight-line adjustments of $267. The net book value of owned vessels on noncancelable time charters was equal to $419,793 at December 31, 2019.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At December 31, 2019	Amount
2020	$239,865
2021	72,929
2022	51,675
2023	31,405
2024	30,395
Thereafter	15,575
Net minimum lease receipts	$441,844

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

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

For the years ended December 31, 2019 and 2018, pension and other benefit liabilities are included in other liabilities in the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2019, the Maritrans Plan is the only domestic defined benefit pension plan in existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

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

82	Overseas Shipholding Group, Inc.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

	EIN / Pension	Pension Protection Act Zone Status		Rehabilitation	Contributions made by the Company
Pension Plan	Plan Number	2019	2018	Plan Status	2019	2018
AMO Pension Plan	13-1936709	Yellow (1)	Yellow (1)	Implemented	$650	$880

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	2,353	1,450

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	288	345
				Total contributions	$3,291	$2,675

(1)	A “Yellow” Zone Status plan is a plan that has a funding ratio between 65% and 80%. A “Green” Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2019 and any future contributions are subject to negotiations between the employers and the unions.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2018, the Company’s estimated withdrawal liability would have been approximately $25,309 had the Company elected to withdraw from the plan in 2019. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2018, the Company’s estimated withdrawal liability would have been approximately $19,591 had the Company elected to withdraw from the plan in 2019. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2019.

The SIU – Tanker Agreement, SIU – Tug Agreement, AMO and MEBA collective bargaining agreements expire in June 2022 and March 2021, respectively. The collective bargaining agreements also require the Company to make contributions to certain other postretirement employee benefit plans the unions offer to their members. Such contributions were not material during the two years ended December 31, 2019.

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

83	Overseas Shipholding Group, Inc.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$44,015	$48,500	$3,401	$4,548
Cost of benefits earned (service cost)	—	—	105	119
Interest cost on benefit obligation	1,802	1,673	140	142
Actuarial losses/(gains)	3,805	(3,456)	84	(1,206)
Benefits paid	(2,686)	(2,702)	(158)	(202)
Benefit obligation at year end	46,936	44,015	3,572	3,401
Change in plan assets:
Fair value of plan assets at beginning of year	31,929	35,591	—	—
Actual return on plan assets	6,790	(1,882)	—	—
Employer contributions	721	922	158	202
Benefits paid	(2,686)	(2,702)	(158)	(202)
Fair value of plan assets at year end	36,754	31,929	—	—
Unfunded status at December 31	$(10,182)	$(12,086)	$(3,572)	$(3,401)

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2019	2018
Projected benefit obligation	$46,936	$44,015
Accumulated benefit obligation	46,936	44,015
Fair value of plan assets	36,754	31,929

Information for defined benefit pension plans and other postretirement benefit plans net periodic cost/(benefit) follows:

	Pension Benefits		Other Benefits
For the year ended December 31,	2019	2018	2019	2018
Components of expense:
Cost of benefits earned	$—	$—	$105	$119
Interest cost on benefit obligation	1,802	1,673	140	142
Expected return on plan assets	(2,246)	(2,517)	—	—
Amortization of prior-service costs	—	—	(229)	(229)
Recognized net actuarial loss	588	483	11	45
Net periodic benefit cost	$144	$(361)	$27	$77

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2019	2018	2019	2018
Discount rate	3.20%	4.25%	3.55%	4.40%

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

84	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits		Other Benefits
For the year ended December 31,	2019	2018	2019	2018
Discount rate	4.25%	3.55%	4.40%	3.70%
Expected (long-term) return on plan assets	7.25%	7.25%	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 6.50% as of December 31, 2019, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2027 Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total of service and interest cost components in 2019	$38	$(31)
Effect on postretirement benefit obligation as of December 31, 2019	$384	$(313)

Expected benefit payments are as follows:

	Pension Benefits	Other Benefits
2020	$2,867	$156
2021	2,946	157
2022	2,978	159
2023	3,024	164
2024	3,090	165
Years 2025-2029	15,335	804
Total	$30,240	$1,605

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets at December 31, 2019, by asset category are as follows:

Description	Fair Value	Level 1
Cash and cash equivalents	$595	$595
Equity securities:
Large cap exchange traded fund	13,994	13,994
Small company - mid value	2,222	2,222
Small company - mid growth	2,167	2,167
International value	2,634	2,634
International growth	2,656	2,656
Fixed income and preferred stock:
Intermediate term bond fund	12,418	12,418
Small company - mid value - preferred stock	68	68
Total	$36,754	$36,754

Plan fiduciaries of the Retirement Plan of Maritrans, Inc. set investment policies, strategies and oversee its investment allocation, which includes selecting investment managers and setting long term strategic targets. The primary strategic investment objective is to maximize total return while maintaining a broadly diversified portfolio for the primary purpose of satisfying obligations for future benefit payments. Equities are the primary holdings of the Retirement Plan of Maritrans, Inc. Other investments, including fixed income investments, provide diversification, and, in certain cases, lower the volatility of returns. In general, equity can range from 55 to 75 percent of total plan assets, fixed income securities can range from 25 to 45 percent of total plan assets and cash can be held in amounts up to 5 percent of plan assets. Actual asset allocation within the approved ranges varies from time to time based on economic conditions (both current and forecast) and the advice of professional advisors.

85	Overseas Shipholding Group, Inc.

The Company contributed $721 and $921 to the Maritrans Plan in 2019 and 2018, respectively. The Company expects to make contributions of approximately $1,619 to the Maritrans Plan in 2020.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company’s contributions to the plan were $2,414 and $1,956 for the years ended December 31, 2019 and 2018, respectively.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2019 and 2018 were not material.

86	Overseas Shipholding Group, Inc.

NOTE 17 — OTHER INCOME/(EXPENSE), NET

Other income/(expense), net consists of:

	Years Ended December 31,
	2019	2018
Interest income	$1,177	$1,970
Loss on repurchases and extinguishment of debt (1)	(72)	(3,399)
Pension and post retirement items (2)	(26)	532
OSG LNG performance guarantee fees	110	135
Miscellaneous-net	251	3
	$1,440	$(759)

(1)	See Note 8, “Debt,” for disclosures relating to loss on mandatory prepayments of debt and loss on repurchases of debt.

(2)	The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income/(expense) on the consolidated statements of operations.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

At December 31, 2019, the Company had aggregate capital commitments of $45,849, net of progress payments already made aggregating to $55,823, for the construction of two barges scheduled for delivery in the second quarter of 2020 and in the fourth quarter of 2020. The contracts for these barges require progress payments during the construction periods with a final payment due on delivery. The Company has made all required progress payments to date, and the Company expects to make remaining payments, including those due on delivery, with financing that the Company will need to obtain, operating cash flow and cash on hand. The Company is currently in discussion with potential lenders to obtain such financing.

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

87	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity/(deficit) for each of the two years ended in the period December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tampa, Florida

March 13, 2020

88	Overseas Shipholding Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Overseas Shipholding Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Overseas Shipholding Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity/(deficit) for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tampa, Florida

March 13, 2020

89	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

90	Overseas Shipholding Group, Inc.

PART III

Dollar amounts in Part III are expressed in whole dollars unless otherwise noted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14 below.

Executive Officers

The table below sets forth the name and age of each executive officer of the Company and the date such executive officer was elected to his or her current position with the Company. The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company immediately following the next annual meeting of its stockholders, and until the election and qualification of his or her successor. There are no family relationships between the executive officers.

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	61	President and CEO	December 2016
Richard Trueblood	74	Vice President and Chief Financial Officer	July 2017
Susan Allan	57	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	50	Vice President and Chief Operations Officer	December 2016
Damon Mote	52	Vice President and Chief Administrative Officer	December 2016

Samuel H. Norton was appointed CEO and President of OSG in December 2016. Prior to this, he served as Senior Vice President of OSG and President and CEO of the U.S. Flag Strategic Business Unit from July 2016 and has served on the Company’s Board of Directors since August 2014. Prior to joining OSG, Mr. Norton Co-Founded SeaChange Maritime, LLC in 2006 and served as its Chairman and Chief Executive Officer. Mr. Norton spent the seventeen-year period ending July 2005 as a senior executive officer at Tanker Pacific Management (Singapore) Pte. Ltd. In 1995, Mr. Norton initiated and led the entry of the Sammy Ofer Group into the container segment, and acquired and operated the first container vessels in the group’s fleet. While at Tanker Pacific, Mr. Norton also conceived and started a related business, Tanker Pacific Offshore Terminals (TPOT), which owns and operates a fleet of floating, offshore oil storage terminals (FSO). Prior to joining the Ofer group, Mr. Norton played a lead role in the Asian distressed assets group of the First National Bank of Boston, a position which acquainted him with the shipping industry and the Ofer family. Mr. Norton holds a BA in Chinese Language and Literature from Dartmouth College where he graduated in 1981.

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

Susan Allan joined OSG in November 2016 as OSG’s Vice President, General Counsel and Corporate Secretary. Ms. Allan has extensive experience in corporate governance and SEC matters from her positions as Vice President, Assistant Corporate Secretary at Jabil Circuit, Inc. from 2009 until September 2016, and as Director, Senior Counsel at Tech Data Corporation from 1997 to 2009. Prior to that, Ms. Allan worked as Director, Senior Counsel at Anchor Glass Container, as an Assistant County Attorney in the Hillsborough County Attorney’s Office, and as an associate attorney at Barkan and Neff law firm, all in Tampa. Ms. Allan received her law degree from the University of Southern California Gould School of Law in Los Angeles and her undergraduate degree from George Mason University.

91	Overseas Shipholding Group, Inc.

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

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2020 Annual Meeting of Stockholders.

92	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018.

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019 and 2018.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	The schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement, dated as of November 30, 2016, by and between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

93	Overseas Shipholding Group, Inc.

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.2).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference) (No. 333-105018) (filed May 5, 2003). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference) (No. 001-06479) (filed February 18, 2004).

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.1	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Fifth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes I due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.12	Sixth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes II due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.13	Indenture dated as of March 29, 2010, between the Registrant and the Bank of New York Mellon, as trustee, for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4.14	Form of 8 1/8% Senior Notes due 2018 of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010 and incorporated herein by reference).

4.15	First Supplemental Indenture, dated as of December 16, 2015, relating to the 8.125% Senior Notes due 2018, between Overseas Shipholding Group, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.16**	Description of Company’s Common Stock.

94	Overseas Shipholding Group, Inc.

10.1	ABL Credit Agreement dated as of August 5, 2014, among the Registrant, OSG Bulk Ships, Inc. (“OBS”), certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, Wells Fargo Bank, National Association, as collateral agent and mortgage trustee, swingline lender and issuing bank (the “ABL Credit Agreement”) (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.2	First Amendment, dated as of June 3, 2015, to the ABL Credit Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

10.3	DTL Credit Agreement dated as of August 5, 2014, among the Registrant, OBS, certain subsidiaries of OBS as other guarantors, various lenders, Jefferies Finance LLC, Barclays Bank PLC and UBS Securities LLC, as joint lead arrangers and joint book running managers, Jefferies Finance LLC, as administrative agent, Barclays Bank PLC and UBS Securities LLC, as co-documentation agents, Jefferies Finance LLC, as syndication agent, collateral agent and mortgage trustee (the “DTL Credit Agreement”) (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.4	First Amendment, dated as of June 3, 2015, to the DTL Credit Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 9, 2015 and incorporated herein by reference).

*10.5	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference) (No. 001-06479) (filed March 2, 2009).

*10.6	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.7	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2010 and incorporated herein by reference).

*10.8	Engagement letter dated as of November 1, 2012 by and between the Registrant and Greylock Partners, LLC (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 15, 2012 and incorporated herein by reference) (No. 001-06479) (filed 11/14/12).

*10.9	Engagement letter dated as of August 6, 2014 by and between Registrant and Greylock Partners, LLC (filed as Exhibit 10.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on September 30, 2014 and incorporated herein by reference).

*10.10	Severance Plan of the Registrant effective April 1, 2013 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.11	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.12	Non-Employee Director Incentive Compensation Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.13	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.14	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

95	Overseas Shipholding Group, Inc.

*10.15	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.16	Management Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.17	Form of Officers Indemnity Agreement for the officers of the Registrant (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.18	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.19	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.20	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

*10.21	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.22	Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.23	Amendment No. 1 dated as of March 2, 2015 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.24	Employment Agreement dated as of December 19, 2014 between the Registrant and an executive (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.25	Employment Agreement dated as of January 20, 2015 between the Registrant and an executive (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.26	Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.27	Letter Agreement dated as of August 31, 2015 between the Registrant and a former director (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

*10.28	Letter Agreement dated as of August 31, 2015 between the Registrant and a former director (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

96	Overseas Shipholding Group, Inc.

*10.29	Letter Agreement dated August 11, 2014 with an executive officer (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

*10.30	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.31	Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.32	Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.33	Amendment No. 3 dated as of November 7, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.34	Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.35	Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.36	Amendment No. 3 dated as of November 7, 2016 to Employment Agreement dated as of February 13, 2015 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.37	Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.38	Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.39	Letter Agreement dated November 7, 2016 with an executive officer (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.40	Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of December 19, 2014 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

*10.41	Amendment No. 2 dated as of August 3, 2016 to Employment Agreement dated as of December 19, 2014 between the Registrant and an executive (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.42	Letter Agreement dated November 7, 2016 with an executive officer (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated November 14, 2016 and incorporated herein by reference).

*10.43	Amendment No. 1 dated as of March 30, 2016 to Employment Agreement dated as of September 29, 2014 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2016 and incorporated herein by reference).

97	Overseas Shipholding Group, Inc.

*10.44	Separation Agreement dated July 29, 2016 between the Registrant and a former executive (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.45	Employment Agreement dated as of July 17, 2016 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.46	Employment Agreement dated as of November 10, 2016 between the Registrant and an executive (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.47	Employment Agreement dated as of November 29, 2016 between the Registrant and an executive (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.48	Amendment No. 1 to Employment Agreement dated as of December 12, 2016 between the Registrant and an executive (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.49	Transition Services Agreement, dated as of November 30, 2016, between Overseas Shipholding Group, Inc, and International Seaways, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

10.50	Employee Matters Agreement, dated as of November 30, 2016, between Overseas Shipholding Group, Inc, and International Seaways, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

*10.51	Form of Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.52	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement, Form PB-TSR 2017 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.53	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Performance Restricted Stock Unit Grant Agreement, Form PB-ROIC 2017 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.54	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Time-Based Restricted Stock Unit Grant Agreement, Form TB-Officer 2017 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.55	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Stock Option Grant Agreement, Form StOp 2017 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.56	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

*10.57	Letter Agreement dated as of July 17, 2017 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 17, 2017 and incorporated herein by reference).

*10.58	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 4, 2017 and incorporated herein by reference).

98	Overseas Shipholding Group, Inc.

*10.59	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.60	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement, Form “Stock Bonus Shares”.

*10.61	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.62	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

*10.63	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restrictive Stock Unit Grant Agreement, Form “TB-Officer”.

*10.64	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form “PB-TSR”.

*10.65	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restrictive Stock Unit Grant Agreement, Form “PB-ROIC”.

*10.66	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Bonus Grant Agreement.

*10.67	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.68	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer 20_.

*10.69	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB 20_-ROIC.

*10.70	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR 20_.

*10.71	Employment Agreement dated as of December 15, 2018 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2018 and incorporated herein by reference).

10.72	Term Loan Credit Agreement dated as of December 21, 2018, among the Registrant, certain subsidiaries of the Registrant, various lenders, PGIM, Inc., as arranger and administrative agent, The Prudential Insurance Company of America and Ally Bank, as co-syndication agents, AB Private Credit Investors Corporation, as documentation agent, PGIM, Inc., as collateral agent and mortgage trustee (the “Term Loan Credit Agreement”) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 10-K dated December 21, 2018 and incorporated herein by reference).

10.73	Second Amendment, dated as of December 21, 2018, to the ABL Credit Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 21, 2018 and incorporated herein by reference).

10.74	2019 Incentive Compensation Plan for Management (filed as Appendix A to the Registrant’s Form DEF 14A dated May 30, 2019 and incorporated herein by reference).

10.75	Form of Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan Time-Based Restricted Stock Unit Award Agreement Form Non-Employee Director.

99	Overseas Shipholding Group, Inc.

10.76	Loan and Security Agreement dated as of August 7, 2019 between Overseas Gulf Coast LLC, subsidiary of Registrant, as borrower, and Banc of America Leasing & Capital, LLC, as lender.

10.77	Loan and Security Agreement dated as of August 7, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

10.78	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Gulf Coast LLC, subsidiary of Registrant, as borrower, and Banc of America Leasing & Capital, LLC, as lender.

10.79	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

100	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2020

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

Name	Date

/s/ SAMUEL H. NORTON	March 13, 2020
Samuel H. Norton, Principal
Executive Officer and Director

/s/ DOUGLAS D. WHEAT	March 13, 2020
Douglas D. Wheat, Director

/s/ JOHN P. REDDY	March 13, 2020
John P. Reddy, Director

/s/ JOSEPH I. KRONSBERG	March 13, 2020
Joseph I. Kronsberg, Director

/s/ JULIE E. SILCOCK	March 13, 2020
Julie E. Silcock, Director

/s/ ANJA L. MANUEL	March 13, 2020
Anja L. Manuel, Director

/s/ GARY EUGENE TAYLOR	March 13, 2020
Gary Eugene Taylor, Director

/s/ TY E. WALLACH	March 13, 2020
Ty E. Wallach, Director

101	Overseas Shipholding Group, Inc.