Form 10-Q
period 2020-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2020-05-11
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of May 6, 2020: Class A common stock, par value $0.01 – 85,979,111 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 6, 2020 for the purchase of 3,654,890 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,359	$41,503
Restricted cash	20,060	60
Voyage receivables, including unbilled of $6,586 and $5,611, net of reserve for doubtful accounts	7,907	9,247
Income tax receivable	5,776	1,192
Other receivables	6,108	3,037
Inventories, prepaid expenses and other current assets	3,473	2,470
Total Current Assets	124,683	57,509
Vessels and other property, less accumulated depreciation	823,030	737,212
Deferred drydock expenditures, net	23,882	23,734
Total Vessels, Other Property and Deferred Drydock	846,912	760,946
Restricted cash - non current	88	114
Investments in and advances to affiliated companies	—	3,599
Intangible assets, less accumulated amortization	30,667	31,817
Operating lease right-of-use assets	270,388	286,469
Other assets	18,017	35,013
Total Assets	$1,290,755	$1,175,467
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,308	$35,876
Current portion of operating lease liabilities	90,410	90,145
Current portion of finance lease liabilities	4,001	4,011
Current installments of long-term debt	55,745	31,512
Total Current Liabilities	195,464	161,544
Reserve for uncertain tax positions	878	864
Noncurrent operating lease liabilities	203,000	219,501
Noncurrent finance lease liabilities	23,027	23,548
Long-term debt	385,856	336,535
Deferred income taxes, net	79,066	72,833
Other liabilities	36,497	19,097
Total Liabilities	923,788	833,922
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 85,845,920 and 85,713,610 shares issued and outstanding)	858	857
Paid-in additional capital	590,674	590,436
Accumulated deficit	(218,214)	(243,339)
	373,318	347,954
Accumulated other comprehensive loss	(6,351)	(6,409)
Total Equity	366,967	341,545
Total Liabilities and Equity	$1,290,755	$1,175,467

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Shipping Revenues:

Time and bareboat charter revenues	$78,150	$63,120
Voyage charter revenues	22,709	24,617
	100,859	87,737

Operating Expenses:
Voyage expenses	3,786	4,984
Vessel expenses	35,769	32,446
Charter hire expenses	22,460	22,298
Depreciation and amortization	14,019	12,478
General and administrative	6,173	5,674
Loss on disposal of vessels and other property, including impairments, net	296	117
Total operating expenses	82,503	77,997
Income from vessel operations	18,356	9,740
Gain on termination of pre-existing arrangement	19,172	—
Operating income	37,528	9,740
Other income, net	31	355
Income before interest expense and income taxes	37,559	10,095
Interest expense	(6,074)	(6,506)
Income before income taxes	31,485	3,589
Income tax expense	(6,360)	(392)
Net income	$25,125	$3,197

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,422,311	89,004,947
Diluted - Class A	90,388,988	89,421,143
Per Share Amounts:
Basic and diluted net income - Class A	$0.28	$0.04

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net income	$25,125	$3,197
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(18)	(17)
Net change in unrecognized actuarial losses	76	100
Other comprehensive income	58	83
Comprehensive income	$25,183	$3,280

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$25,125	$3,197
Items included in net income not affecting cash flows:
Depreciation and amortization	14,019	12,478
Gain on termination of pre-existing arrangement	(19,172)	—
Loss on disposal of vessels and other property, including impairments, net	296	117
Amortization of debt discount and other deferred financing costs	533	510
Compensation relating to restricted stock awards and stock option grants	438	309
Deferred income tax benefit	2,135	111
Interest on finance lease liabilities	506	—
Non-cash operating lease expense	22,811	22,176
Other - net	—	231
Distributed earnings of affiliated companies	3,562	3,548
Payments for drydocking	(3,327)	(1,342)
Operating lease liabilities	(22,969)	(22,407)
Changes in operating assets and liabilities, net	2,162	(7,809)
Net cash provided by operating activities	26,119	11,119
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(16,973)	—
Expenditures for vessels and vessel improvements	(20,871)	(10,910)
Expenditures for other property	(232)	(588)
Net cash used in investing activities	(38,076)	(11,498)
Cash Flows from Financing Activities:
Payments on debt	(7,865)	(4,167)
Tax withholding on share-based awards	(197)	(294)
Issuance of debt, net of issuance and deferred financing costs	80,886	—
Payments on principal portion of finance lease liabilities	(1,037)	—
Net cash provided by/(used in) financing activities	71,787	(4,461)
Net increase/(decrease) in cash, cash equivalents and restricted cash	59,830	(4,840)
Cash, cash equivalents and restricted cash at beginning of period	41,677	80,641
Cash, cash equivalents and restricted cash at end of period	$101,507	$75,801

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2018	$848	$587,826	$(252,014)	$(7,192)	$329,468
Net income	—	—	3,197	—	3,197
Other comprehensive income	—	—	—	83	83
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(299)	—	—	(294)
Compensation related to Class A options granted and restricted stock awards	—	1,559	—	—	1,559
Balance at March 31, 2019	$853	$589,086	$(248,817)	$(7,109)	$334,013

Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	25,125	—	25,125
Other comprehensive income	—	—	—	58	58
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	1	(200)	—	—	(199)
Compensation related to Class A options granted and restricted stock awards	—	438	—	—	438
Balance at March 31, 2020	$858	$590,674	$(218,214)	$(6,351)	$366,967

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 85,845,920 and 85,292,751 Class A shares outstanding as of March 31, 2020 and 2019, respectively.
(2)	Includes 19,238,262 and 20,563,962 outstanding Class A warrants as of March 31, 2020 and 2019, respectively.
(3)	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly-owned subsidiaries (collectively, the “Company” or “OSG”, “we”, “us” or “our”). The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trade through three wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other interim period.

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”).

Note 2 — Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance was effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

At March 31, 2020, the Company did not have deferred revenue related to the Company’s COA.

Disaggregated Revenue

The Company has disaggregated revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Consequently, the disaggregation below is based on contract type. Since the terms within these contract types are generally standard in nature, the Company does not believe that further disaggregation would result in increased insight into the economic factors impacting revenue and cash flows.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Time and bareboat charter revenues	$78,150	$63,120
Voyage charter revenues(1)	11,468	7,633
Contracts of affreightment revenues	11,241	16,984
Total shipping revenues	$100,859	$87,737

(1) Voyage charter revenues include approximately $11,319 and $769 of revenue related to short-term time charter contracts for the three months ended March 31, 2020 and 2019, respectively.

Voyage Receivables

As of March 31, 2020 and December 31, 2019, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $5,729 and $5,831, respectively, net of reserve for doubtful accounts for voyage charters and lightering contracts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At March 31, 2020, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, there was an aggregate amount of $32,496 of revenue under COA which the Company will be entitled to by providing services in the future. The Company expects to recognize revenue of approximately $28,701 in 2020 and $3,795 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s best estimate of future services.

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

Note 4 — Earnings per Common Share

Basic earnings per common share is computed by dividing earnings, after the deduction of dividends and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period. As management deems the exercise price for the Class A warrants of $0.01 per share to be nominal, warrant proceeds are ignored and the shares issuable upon Class A warrant exercise are included in the calculation of basic weighted average common shares outstanding for all periods.

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

Class A

As of March 31, 2020, there were 2,681,891 shares of Class A common stock issuable under restricted stock units and 1,478,756 shares of Class A common stock issuable under options outstanding, which were considered to be potentially dilutive securities. As of March 31, 2019, there were 1,536,146 shares of Class A common stock issuable under restricted stock units and 1,478,756 shares of Class A common stock issuable under options outstanding, which were considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$25,125	$3,197

Weighted average common shares outstanding:
Class A common stock - basic	89,422,311	89,004,947
Class A common stock - diluted	90,388,988	89,421,143

For the three months ended March 31, 2020 and 2019, there were dilutive equity awards outstanding covering 966,677 and 416,196 shares, respectively.

Note 5 — Fair Value Measurements and Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate their fair value. Investments in trading securities consist of equity securities and were measured using quoted market prices at the reporting date multiplied by the quantity held.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Debt— The fair values of the Company’s publicly traded and non-public debt are estimated based on quoted market prices.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
March 31, 2020:
Assets
Cash and cash equivalents (1)	$101,507	$101,507	$—
Total	$101,507	$101,507	$—
Liabilities
Term loan agreement, due 2023	$286,199	$—	$299,048
Term loan agreements, due 2024	47,718	—	49,062
Alaska Tankers term loan agreement, due 2025	53,249	—	52,009
OSG 204 LLC term loan agreement, due 2025	27,647	—	28,963
Term loan agreement, due 2026	26,099	—	26,888
Unsecured senior notes	689	—	724
Total	$441,601	$—	$456,694

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2019:
Assets
Cash (1)	$41,677	$41,677	$—
Total	$41,677	$41,677	$—
Liabilities
Term loan agreement, due 2023	$291,994	$—	$299,974
Term loan agreements, due 2024	48,289	—	49,015
Term loan agreement, due 2026	27,075	—	27,359
Unsecured senior notes	689	—	722
Total	$368,047	$—	$377,070

(1)	Includes current and non-current restricted cash aggregating $20,148 and $174 at March 31, 2020 and December 31, 2019, respectively. For $20,000 of restricted cash at March 31, 2020, if Banc of America Leasing & Capital, LLC is unable to sell a participating interest in the term loan on the Overseas Gulf Coast, due 2024, by June 12, 2020, Banc of America Leasing & Capital, LLC has the right to apply the $20,000 held in restricted cash as a prepayment on the term loan on the Overseas Gulf Coast, due 2024, or roll it over to continue as restricted cash. Restricted cash of $148 and $174 as of March 31, 2020 and December 31, 2019, respectively, was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the first quarter of 2020, the Company considered whether events or changes in circumstances had occurred since December 31, 2019 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of March 31, 2020.

The Company concluded that no such events or changes in circumstances had occurred for its intangible assets at March 31, 2020.

During the first quarter of 2020 the Company established basic terms to sell for scrap the OSG 243 and OSG Independence, one of the Company’s ATBs. Based on the negotiated sale terms, the Company recorded a loss, which was not material and included in loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations, on the planned disposition of this barge.

Note 6 — Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded income tax provisions of $6,360 and $392, respectively, which represented effective tax rates of 20% and 11%, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was substantially due to the establishment of deductible expenses related to Code Section 162(m) in 2019 causing a more favorable discrete adjustment compared to pretax income. The effective tax rate for the three months ended March 31, 2020 and 2019 were less than the statutory rate due to a discrete tax benefit in the quarters relating to state benefit resulting from the Alaska Tanker Company acquisition and deductible expenses related to Code Section 162(m), respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, or the “CARES Act”, was signed into law. The CARES Act includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019 and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is 2020. At this time, the Company does not expect the CARES Act to have a material impact on the Company’s tax provision as any effect will be a reclassification between net operating losses and the affected deferred tax assets or liabilities on the consolidated balance sheet.

As of March 31, 2020 and December 31, 2019, the Company recorded a non-current reserve for uncertain tax positions of $878 and $864, respectively.

Note 7 — Investment in Alaska Tanker Company, LLC

At December 31, 2019, the Company had a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG America Operating Co LLC, Keystone Shipping Company and subsidiaries of British Petroleum (“BP”). Each member in ATC was entitled to receive its respective share of incentive charter hire related to time charter contracts in ATC with a minimum term ending in December 2023.

In December 2019, the Company entered into an agreement with BP to purchase three U.S.-flagged crude oil carrier vessels (Alaskan Explorer, Alaskan Legend and Alaskan Navigator) for total cash consideration of $54,000, which was financed by borrowing $54,000 under a five-year term loan as discussed in Note 12, “Debt”.

In connection with the purchase of the vessels from BP, the Company agreed to time charter arrangements with BP for terms of 2.5 years to 6.4 years at a fixed daily rate with an annual escalation and five renewal options for one year each. The time charter arrangements are treated as operating leases under ASC 842. The Company also entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier, which is currently in layup. In connection with these transactions, the Company also acquired the remaining equity ownership of ATC, making ATC a wholly owned subsidiary of the Company.

The Company accounted for the purchase of the three vessels and remaining equity ownership interest in ATC collectively as an asset acquisition, with substantially all the fair value of the acquisition attributed to the three vessels purchased from BP. The pre-existing ATC arrangements with a minimum term through December 2023 were terminated, and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized, with a corresponding increase in the value of the vessels acquired from BP.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the three months ended March 31, 2020, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 104,552 shares of Class A common stock at an average price of $1.90 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the three months ended March 31, 2020, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants. During the three months ended March 31, 2019, the Company issued 7,504 shares of Class A common stock as a result of the exercise of 39,692 Class A warrants.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Management Compensation — Restricted Stock Units and Stock Options

During the three months ended March 31, 2020, the Company granted 764,406 RSUs to its employees, including senior officers. The grant date fair value of these awards was $2.03 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2020, the Company awarded 582,224 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period (the “Performance Period”) and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the Performance Period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Parent Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase up to a maximum of 291,112 target RSUs combined (873,340 RSUs in total) or decrease depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of March 31, 2020, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.03 per RSU.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2020	December 31, 2019
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(6,351)	$(6,409)
Accumulated other comprehensive loss	$(6,351)	$(6,409)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three months ended March 31, 2020 and 2019:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	58
Total change in accumulated other comprehensive income	58
Balance as of March 31, 2020	$(6,351)

Balance as of December 31, 2018	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(24)
Amounts reclassified from accumulated other comprehensive income	107
Total change in accumulated other comprehensive income	83
Balance as of March 31, 2019	$(7,109)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income, net on the condensed consolidated statements of operations.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 10 — Leases

For the three months ended March 31, 2020, the Company had non-cash operating activities of $1,533 for obtaining operating right-of-use assets and liabilities.

Charters-in

On March 12, 2020, the Company commenced a bareboat charter for the Alaskan Frontier for a lease term of three years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as an operating lease. The lease contains an option that can be exercised for three-years and is available indefinitely. The future minimum commitments under the lease are $275 for the remainder of 2020, $365 in 2021, $365 in 2022 and $71 in 2023.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three months ended March 31, 2020 was equal to lease income from lease payments of $78,853, less straight-line adjustments of $703.

Note 11 — Vessels

On March 12, 2020, the Company’s subsidiaries completed the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator, from BP for total consideration of $54,000 and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The vessels purchased will continue to be operated by ATC under time charters with BP Exploration (Alaska), Inc., with firm charter periods lasting until 2022, 2025 and 2026. Each charter also provides for five one-year extension options.

For the three months ended March 31, 2020, the Company’s non-cash investing activities for the accrual of capital expenditures related to the Company’s newbuilds were not material.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 12 — Debt

On March 26, 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a credit agreement with Wintrust Commercial Finance and other syndicate lenders to finance one new 204,000 barrel U.S. Flag oil and chemical ATB barge, which is being built by the Greenbriar Marine shipyard and is set to be delivered in the second quarter of 2020. The credit agreement includes a construction loan, against which the Company can make drawdowns to pay for construction costs, and a five-year term loan. The construction loan, which is guaranteed by the Company, is for an aggregate principal amount of $33,150, of which $28,084 was drawn at loan closing, and bears a floating rate of interest of LIBOR plus 5.00%. The remaining two milestone construction payments for the barge totaling $5,066 will be funded as additions to the construction loan. The construction loan is secured by a collateral assignment of the vessel construction contract. Upon delivery of the barge to OSG 204 LLC, the construction loan will be converted into either a floating or fixed rate five-year term loan guaranteed by the Company. The amount of the term loan will be the lesser of 65% of the construction cost of the barge or $33,150. The floating-rate loan will bear interest at LIBOR plus 4.00% and the fixed-rate loan will bear interest at the five-year swap rate, as determined three days before closing date, plus 4.25%. The fixed-rate term loan is to have a minimum interest rate of 5.00%. Upon closing of either the floating- or fixed-rate term loan, the lenders will hold a perfected first priority security interest and preferred ship mortgage against the vessel. Assuming the fixed rate term loan is chosen, the annual principal payments expected to be made are $967 for the remainder of 2020, $2,008 in 2021, $2,110 in 2022, $2,218 in 2023, $2,332 in 2024 and $23,515 thereafter.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in an aggregate principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a five-year term maturing on March 12, 2025. The annual principal payments required to be made are $3,017 for the remainder of 2020, $4,182 in 2021, $4,371 in 2022, $4,568 in 2023, $4,775 in 2024 and $33,087 thereafter.

Note 13 — Commitments and Contingencies

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K, in this Form 10-Q and in our other filings made from time to time with the SEC after the date of this report.

Other factors also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Such factors include, but are not limited to:

●	public health threats, particularly the coronavirus pandemic, that impose increases in operating costs to protect the health and safety of the Company's crew members and others in the industry as a result;
●	volatile fluctuations in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the loss of or reduction in business with a large customer, should it be impacted by the coronavirus pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and general conditions in the oil and natural gas industry, in particular in reaction to the coronavirus pandemic;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	the Company’s compliance with complex laws and regulations, in particular those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	an increase in the supply of Jones Act vessels without a commensurate increase in demand;
●	the adequacy of OSG’s insurance to cover its losses, including in connection with maritime accidents or spill events;
●	constraints on capital availability;
●	acts of piracy on ocean-going vessels or terrorist attacks and international hostilities and instability;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company's common stock;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the Company’s ability to realize benefits from its acquisitions or other strategic transactions;
●	the refusal of certain customers to use vessels of a certain age;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
●	the potential for technological innovation to reduce the value of the Company’s vessels and charter income derived therefrom;
●	the impact of an interruption in, or failure or breach of the Company’s information technology and communication systems upon the Company’s ability to operate or a cybersecurity breach;
●	the impact of a delay or disruption in implementing new technological and management systems;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	the Company’s ability to attract, retain and motivate key employees;
●	ineffective internal controls;
●	the impact of potential changes in U.S. tax laws;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	government requisition of the Company’s vessels during a period of war or emergency;
●	the inability to clear oil majors’ risk assessment processes;
●	the impact of litigation, government inquiries and investigations;
●	the arrest of OSG’s vessels by maritime claimants;
●	the Company’s ability to use its net operating loss carryforwards;
●	the market price of the Company's securities fluctuates significantly;
●	the Company's ability to sell warrants may be limited and the exercise of outstanding warrants may result in substantial dilution;
●	OSG is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to satisfy its financial obligations or pay dividends;
●	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control; and
●	securities analysts may not initiate coverage to cover the Company’s securities.

The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 22-vessel U.S. Flag fleet consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, 10 MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program (“MSP”). OSG also owns and operates two Marshall Islands flagged MR tankers which trade internationally. In addition to the currently operating fleet, OSG has on order two Jones Act compliant barges which are scheduled for delivery in 2020 and operates a crude oil tanker that is in layup. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported and the number of vessels expected to be available at the time such cargoes need to be transported. Rates have been severely impacted by the COVID-19 pandemic. In the Jones Act trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. COVID-19 has resulted in significant disruptions in demand and oversupply of oil, which expected to continue. The demand destruction has led to producers to decrease production. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economy, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).

COVID-19 has presented our industry and markets with significant challenges. As an overall assessment at this point in time, we believe that we have managed the virus’ impact on our business well since the onset of COVID-19, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

We consider attaining the stability of cash flow offered by time charters to be a fundamental characteristic of the objectives of our chartering approach. As such, we have generally sought to pursue an overall chartering strategy that covers the majority of available vessel operating days with medium-term charters or contracts of affreightment. Medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. Some of our vessels operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and TCE rates, which are non-GAAP measures. TCE revenues equal GAAP shipping revenues, less voyage expenses. TCE rates are determined by dividing TCE revenues by revenue days. These measures are reported because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

TCE rates for Jones Act Product Carriers and large ATBs available for service in the spot market increased during the first quarter of 2020 compared to first quarter of 2019 for each class of vessel. The increase in rates can be attributed to higher demand for coastwise crude oil transportation driven by the discount of domestic to international crude prices. In addition, the supply of vessels has tightened through scrapping, lay ups and sales out of Jones Act service and there have been no new deliveries since 2018. There were very few spot market voyages in the first quarter of 2020 due to charterers securing time charters over the past year. This has led to very few, if any, vessels available for spot voyages other than charterers re-chartering the vessels to the spot market.

Our time charter coverage is substantial for the balance of this year. We have contracted employment covering 95% of available operating days through the second quarter and 86% of available operating days for the balance of the year, which includes contributions from the Alaskan Tanker Company vessels recently purchased. The deep book of time charters which we entered into is expected to provide some insulation from the current market turmoil that has followed not only the outbreak of COVID-19, but as well the extraordinary drop in transportation fuel demand affecting both crude oil and refined product pricing. OSG’s vessels were employed for close to 100% of available days during the 2020 first quarter, with only 8 of a total 1,916 available days seeing vessels idle without employment.

As of March 31, 2020, the industry’s entire Jones Act fleet of Product Carriers and large ATBs (defined as vessels having carrying capacities of between 140,000 barrels and 350,000 barrels, which excludes numerous tank barges below 140,000-barrel capacity and 11 much larger tankers dedicated exclusively to the Alaskan crude oil trade) consisted of 88 vessels, compared with 90 vessels as of March 31, 2019. There were no deliveries and no disposals during the first quarter of 2020.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The industry’s firm Jones Act orderbook as of March 31, 2020 consisted of two large ATBs with deliveries scheduled in the second and fourth quarter of 2020, both of which were our orders. We ordered the new build ATBs in July 2018 and January 2019. The contract is with Greenbrier Marine for the construction of these approximately 204,000 BBL oil and chemical tank barges, which will participate in the Jones Act trade.

Delaware Bay lightering volumes averaged 71,000 b/d in the first quarter of 2020 compared with 184,000 b/d in the first quarter of 2019. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the reduction in lightering volumes, we redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment.

At December 31, 2019, the Company had a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG America Operating Co LLC, Keystone Shipping Company and BP plc to support BP plc’s Alaskan crude oil transportation requirements. Each member in ATC was entitled to receive its respective share of any incentive charter hire payable to ATC.

On December 26, 2019, the Company announced that its subsidiaries entered into agreements with BP Oil Shipping Company USA and BP AMI Leasing Inc. (“BP”) to purchase three U.S.-flagged crude oil carrier vessels operated by ATC for total consideration of $54,000. The Company made a $10,800 deposit upon execution of the vessel purchase agreements. Additionally, the Company acquired the remaining 62.5% interest of ATC, from its partners, that it did not own for approximately $19,100.

On March 12, 2020, our subsidiaries completed the purchase of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator, and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The Alaskan Frontier is currently in layup. In connection with these transactions, we also completed the acquisition of ATC, making ATC a wholly owned subsidiary of OSG. Operating results of these vessels are included from that date.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2019.

Results of Vessel Operations

During the three months ended March 31, 2020, shipping revenues increased by $13,122, or 15.0%, compared to the same period in 2019. The increase primarily resulted from (a) the addition of one MR tanker, Overseas Key West, two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet (b) an increase in average daily rates earned by our fleet and (c) decreased spot market exposure. The increase was offset by two fewer ATBs in our fleet during the first quarter of 2020 compared to the first quarter of 2019.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2020	2019
Time charter equivalent revenues	$97,073	$82,753
Add: Voyage expenses	3,786	4,984
Shipping revenues	$100,859	$87,737

The following tables provide a breakdown of TCE rates achieved for the three months ended March 31, 2020 and 2019 between spot and fixed earnings and the related revenue days.

	2020		2019
Three Months Ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$61,951	$60,260	$27,940	$56,863
Revenue days	92	1,052	90	982
Non-Jones Act Handysize Product Carriers:
Average rate	$27,727	$16,788	$25,898	$12,097
Revenue days	154	182	113	67
ATBs:
Average rate	$28,332	$24,015	$20,992	$21,557
Revenue days	93	89	86	266
Lightering:
Average rate	$78,258	$61,012	$72,905	$—
Revenue days	91	87	180	—
Alaska (a):
Average rate	$—	$59,015	$—	$—
Revenue days	—	58	—	—

(a) Excludes one Alaska vessel currently in layup.

During the first quarter of 2020, TCE revenues increased by $14,320, or 17.3%, to $97,073 from $82,753 in the first quarter of 2019. The increase primarily resulted from (a) the addition of one MR tanker, Overseas Key West, two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet (b) an increase in average daily rates earned by our fleet and (c) decreased spot market exposure. The increase was offset by two fewer ATBs in our fleet during the first quarter of 2020 compared to the first quarter of 2019.

Vessel expenses increased by $3,323, or 10.2%, in the first quarter of 2020 to $35,769 compared to $32,446 in the first quarter of 2019 primarily due to crewing costs. The increase in crewing costs was due to the addition of one MR tanker, Overseas Key West, two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet, which was offset by two fewer ATBs in our fleet.

Depreciation and amortization increased by $1,541, or 12.3%, to $14,019 in the first quarter of 2020 compared to $12,478 in the first quarter of 2019. The increase was due to an increase in depreciation expense primarily due to the Overseas Gulf Coast and Overseas Sun Coast, our two newbuild Marshall Islands flagged MR tankers, which entered service at the beginning of the fourth quarter of 2019 and an increase in amortization of drydock costs.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Our two U.S. Flag Product Carriers participate in the MSP, which ensures that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2020, we expect to receive $5,000 for each vessel and up to $5,200 for each vessel beginning in 2021. During fiscal year 2019, we received a $5,000 annual subsidy for each participating MSP vessel. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses

During the first quarter of 2020, general and administrative expenses increased by $499, or 8.8%, to $6,173 from $5,674 in the first quarter of 2019. This increase was primarily driven by an increase in compensation and benefit costs due to our acquisition of ATC resulting in an increase in headcount. General and administrative expenses also increased due to an increase in consulting and accounting fees.

Interest Expense

Interest expense was $6,074 for the three months ended March 31, 2020 compared with $6,506 for the three months ended March 31, 2019. The decrease in interest expense was primarily associated with the decrease in the 30-Day LIBOR rate on our term loans, due 2023 and 2026, from the same period in 2019 and interest capitalized due to vessels under construction.

Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded income tax provisions of $6,360 and $392, respectively, which represented effective tax rates of 20% and 11%, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was substantially due to the establishment of deductible expenses related to Code Section 162(m) in 2019 causing a more favorable discrete adjustment compared to pretax income. The effective tax rate for the three months ended March 31, 2020 and 2019 were less than the statutory rate due to a discrete tax benefit in the quarters relating to state benefit resulting from the Alaska Tanker Company acquisition and deductible expenses related to Code Section 162(m), respectively.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “CARES Act”, was signed into law. The CARES Act includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019 and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is 2020. At this time, the Company does not expect the CARES Act to have a material impact on the Company’s tax provision as any effect will be a reclassification between net operating losses and the affected deferred tax assets or liabilities on the consolidated balance sheet.

As of March 31, 2020 and December 31, 2019, the Company recorded a non-current reserve for uncertain tax positions of $878 and $864, respectively.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity

Working capital at March 31, 2020 was approximately $(71,000) compared with approximately $(104,000) at December 31, 2019. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $23,630 at March 31, 2020 compared to $(9,880) at December 31, 2019. The increase in working capital is primarily due to the $28,084 we received from the OSG 204 LLC term loan on March 26,2020 as discussed below and assets obtained as a result of the completed acquisition of ATC.

As of March 31, 2020, we had total liquidity on a consolidated basis comprised of $101,507 of cash and cash equivalents (including $20,148 of restricted cash). We manage our cash in accordance with our intercompany cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. For $20,000 of restricted cash at March 31, 2020, if Banc of America Leasing & Capital, LLC is unable to sell a participating interest in the term loan on the Overseas Gulf Coast, due 2024, by June 12, 2020, Banc of America Leasing & Capital, LLC has the right to apply the $20,000 held in restricted cash as a prepayment on the term loan on the Overseas Gulf Coast, due 2024, or roll it over to continue as restricted cash. The remaining $148 of restricted cash as of March 31, 2020 was related to the Company’s Unsecured Senior Notes.

As of March 31, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs) of $441,601 and a total debt to total capitalization of 54.6%, compared to $368,047 and 51.9%, respectively, at December 31, 2019. Net debt at March 31, 2020 was $340,242 compared to $326,544 at December 31, 2019.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the three months ended March 31, 2020 was $26,119. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

On March 26, 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a credit agreement with Wintrust Commercial Finance and other syndicate lenders to finance one new 204,000 barrel U.S. Flag oil and chemical ATB barge, which is being built by the Greenbriar Marine shipyard and is set to be delivered in the second quarter of 2020. The credit agreement includes a construction loan, against which the Company can make drawdowns to pay for construction costs, and a five-year term loan. The construction loan, which is guaranteed by the Company, is for an aggregate principal amount of $33,150, of which $28,084 was drawn at loan closing, and bears a floating rate of interest of LIBOR plus 5.00%. The remaining two milestone construction payments for the barge totaling $5,066 will be funded as additions to the construction loan. The construction loan is secured by a collateral assignment of the vessel construction contract. Upon delivery of the barge to OSG 204 LLC, the construction loan will be converted into either a floating or fixed rate five-year term loan guaranteed by the Company. The amount of the term loan will be the lesser of 65% of the construction cost of the barge or $33,150. The floating-rate loan will bear interest at LIBOR plus 4.00% and the fixed-rate loan will bear interest at the five-year swap rate, as determined three days before closing date, plus 4.25%. The fixed-rate term loan is to have a minimum interest rate of 5.00%. Upon closing of either the floating- or fixed-rate term loan, the lenders will hold a perfected first priority security interest and preferred ship mortgage against the vessel. Assuming the fixed rate term loan is chosen, the annual principal payments expected to be made are $967 for the remainder of 2020, $2,008 in 2021, $2,110 in 2022, $2,218 in 2023, $2,332 in 2024 and $23,515 thereafter.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in an aggregate principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend and Alaskan Navigator. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a five-year term maturing on March 12, 2025. The annual principal payments required to be made are $3,017 for the remainder of 2020, $4,182 in 2021, $4,371 in 2022, $4,568 in 2023, $4,775 in 2024 and $33,087 thereafter.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Commitments

In 2018 and 2019, the Company signed binding contracts with Greenbrier Marine for the construction of two approximately 204,000 BBL, oil and chemical tank barges. The anticipated delivery of the barges to the Company is during the second and fourth quarter of 2020, respectively. The Company’s commitments under the contracts are $19,604 for the remainder of 2020.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In the first quarter of 2020, the Company completed the acquisition of ATC and began consolidating ATC (see Note 7, “Investment in Alaska Tanker Company, LLC”, to the condensed consolidated financial statements). The Company is currently integrating ATC into the Company's operations and internal control processes.

Other than the change in the Company’s internal control over financial reporting as a result of the acquisition of ATC, there were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2019 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. In particular, the COVID-19 pandemic has impacted our industry and our business in significant ways, creating new risks and heightening existing risks. Such risks include:

●	Uncertainties in the oil trading market, with volatile and unpredictable oil pricing;
●	Drastic decreases in demand that are expected to have a long duration;
●	Heightened risk of off-hire periods resulting from managing virus-related delays;
●	Potential and as yet unknowable costs for testing, cleaning, quarantine, immunization and certifications;
●	Difficulty in easily accessing critical supplies - in particular face masks and other personal protective equipment;
●	Questionable reliability and effectiveness of testing methodologies and PPE;
●	Possible delays in receiving critical supplies and the services of specialized technicians;
●	Unavailability of inspectors and delays in vetting of the vessels;
●	The imposition of additional operational burdens on our crews;
●	Unavailability of airlines or other transportation to move our crews into position, and increased costs associated with such travel;
●	Compliance with mandates and recommendations of various regulatory agencies as they seek to react to continuously evolving information;
●	Health of our key employees to operate our vessels and executives to manage the business during this turbulent time;
●	Increased possibilities of refineries and other customers experiencing financial instability or going out of business;
●	Delayed receipt of payments owed to us; and
●	Increased costs to develop and implement policies and procedures to deal with all of these challenges.

A more detailed discussion of the risks posed by the pandemic follows.

The environment within which we operate is under escalating stress, presenting new risks and vulnerabilities that have previously not affected our performance. The level of uncertainty about the extent, duration and ultimate impact of the forces that are currently unsettling our markets has never been greater and will impact how supply, demand and price of crude oil will unfold in the months ahead. We expect to incur increased costs to address these challenges.

Direct management and operational risks exist now and are likely to continue and increase in the future relating to our ability to effectively sustain operational readiness. We may encounter challenges getting crew to and from our vessels in a manner that both protects their personal safety and endeavors to assure that a joining crew member is not bringing COVID-19 onto a vessel or is otherwise affecting a vessel’s acceptability in service. Our ability to adapt and implement policies and procedures in this regard, and to anticipate associated costs, are subject to developing consensus with relevant constituencies, including regulatory authorities, health officials, unions, customers, and those in our industry and supply chain, to achieve consistency and a common approach to coping with the very real and very difficult problems presented by COVID-19. There are heightened risks in our ability to comply with what are evolving, and sometimes conflicting, logistical health and safety protocols.

In addition, we see heightened risks of off-hire periods resulting from managing virus-related delays, and anticipate increased costs for testing, cleaning, quarantine, immunization and certifications. Difficulty in accessing critical supplies, such as face masks and other personal protective equipment, receiving spare parts, and obtaining timely services of specialized technicians, impose additional operational burdens. It is not certain whether testing methodologies and personal protective equipment will prove reliable as effective measures to protect against the virus, and compliance with mandates and recommendations of various regulatory agencies as they seek to react to continuously evolving information also pose significant risks. We face the potential for increased costs and claims in the event that an employee tests positive for COVID-19. While OSG has not found it necessary to lay-off or furlough employees as a result of the pandemic, others in our industry have done so or are considering it as a possibility.

Further risks relate to potential longer-term impacts of the virus on our Jones Act trade. We are experiencing reduced cargo volumes and increased idle times, derivatives of falling refinery runs and unprecedented demand destruction for transportation fuels arising out of stay-at-home policies in many populated regions. The models we typically use to forecast demand may not be reliable in the wake of this health emergency. A V-shaped recovery is not expected in transportation fuel demand, with uneven recovery predicted in various fuel sectors. The shape and speed of fuel demand recovery could have significant negative impacts on our key customers, refineries in particular, which would likely have a material impact on both domestic tank vessel demand as well as on OSG’s expected forward revenue streams. Our shuttle tankers rely on customers with wells and fields in the Gulf of Mexico. Customers with high cash production costs are likely to be vulnerable to production cuts. In the event that wells and fields are shut in response to persistently low oil prices, this could have a material adverse effect on the revenues generated by our shuttle tankers.

It should be anticipated that volatility in rates will continue. The overall level of crude oil production cuts in the U.S. over the coming months and the impact of these cuts on the relative price differentials between domestic and comparable international crude oil are significant factors for the U.S. trades. Declining crude oil production, coupled with the increase of tonnage released back into the market once product stored is delivered for consumption, will likely impact negatively on future rates. We have exposed risk to those of our vessels which come into the spot market, as rate and utilization assumptions for those vessels must cover a wide range of possible scenarios. The range of possible outcomes is wide and the possible impact on actual rates achieved unknowable at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes.

Period	Total Number Shares of Class A Withheld	Average Price Paid per Share of Class A
January 1, 2020 through January 31, 2020	—	$—
February 1, 2020 through February 29, 2020	42,140	$1.77
March 1, 2020 through March 31, 2020	62,412	$1.98
	104,552	$1.90

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 11, 2020	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 11, 2020	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

