Form 10-Q
period 2020-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2020-08-10
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of August 4, 2020: Class A common stock, par value $0.01 – 86,336,977 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 4, 2020 for the purchase of 3,654,890 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,192	$41,503
Restricted cash	20,062	60
Voyage receivables, including unbilled of $3,291 and $5,611, net of reserve for doubtful accounts	6,100	9,247
Income tax receivable	454	1,192
Other receivables	2,967	3,037
Inventories, prepaid expenses and other current assets	3,037	2,470
Total Current Assets	106,812	57,509
Vessels and other property, less accumulated depreciation	833,716	737,212
Deferred drydock expenditures, net	27,557	23,734
Total Vessels, Other Property and Deferred Drydock	861,273	760,946
Restricted cash - non current	88	114
Investments in and advances to affiliated companies	—	3,599
Intangible assets, less accumulated amortization	29,517	31,817
Operating lease right-of-use assets	252,379	286,469
Other assets	18,547	35,013
Total Assets	$1,268,616	$1,175,467
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$37,567	$35,876
Current portion of operating lease liabilities	90,384	90,145
Current portion of finance lease liabilities	4,001	4,011
Current installments of long-term debt	60,755	31,512
Total Current Liabilities	192,707	161,544
Reserve for uncertain tax positions	891	864
Noncurrent operating lease liabilities	184,662	219,501
Noncurrent finance lease liabilities	22,473	23,548
Long-term debt	376,529	336,535
Deferred income taxes, net	80,237	72,833
Other liabilities	37,094	19,097
Total Liabilities	894,593	833,922
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 86,336,977 and 85,713,610 shares issued and outstanding)	863	857
Paid-in additional capital	591,286	590,436
Accumulated deficit	(211,834)	(243,339)
Stockholders Equity Subtotal	380,315	347,954
Accumulated other comprehensive loss	(6,292)	(6,409)
Total Equity	374,023	341,545
Total Liabilities and Equity	$1,268,616	$1,175,467

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shipping Revenues:

Time and bareboat charter revenues	$96,662	$62,007	$174,812	$125,127
Voyage charter revenues	17,877	26,452	40,586	51,070
Total Shipping revenues	114,539	88,459	215,398	176,197

Operating Expenses:
Voyage expenses	14,112	6,353	17,897	11,337
Vessel expenses	41,644	32,520	77,413	64,967
Charter hire expenses	22,505	22,581	44,965	44,879
Depreciation and amortization	14,217	13,084	28,236	25,561
General and administrative	7,599	5,957	13,772	11,633
Bad debt expense	—	4,300	—	4,300
Loss/(gain) on disposal of vessels and other property, including impairments, net	813	(66)	1,110	51
Total operating expenses	100,890	84,729	183,393	162,728
Income from vessel operations	13,649	3,730	32,005	13,469
Equity in income of affiliated companies	—	68	—	68
Gain on termination of pre-existing arrangement	—	—	19,172	—
Operating income	13,649	3,798	51,177	13,537
Other (expense)/income, net	(58)	262	(27)	617
Income before interest expense and income taxes	13,591	4,060	51,150	14,154
Interest expense	(6,167)	(6,571)	(12,241)	(13,077)
Income/(loss) before income taxes	7,424	(2,511)	38,909	1,077
Income tax (expense)/benefit	(1,044)	773	(7,404)	381
Net income/(loss)	$6,380	$(1,738)	$31,505	$1,458

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,747,630	89,245,696	89,584,969	89,125,986
Diluted - Class A	90,812,332	89,245,696	90,600,658	89,507,860
Per Share Amounts:
Basic and diluted net income - Class A	$0.07	$(0.02)	$0.35	$0.02

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss)	$6,380	$(1,738)	$31,505	$1,458
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(18)	(17)	(36)	(33)
Net change in unrecognized actuarial losses	77	102	153	201
Other comprehensive income	59	85	117	168
Comprehensive income/(loss)	$6,439	$(1,653)	$31,622	$1,626

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$31,505	$1,458
Items included in net income not affecting cash flows:
Depreciation and amortization	28,236	25,561
Bad debt expense	—	4,300
Gain on termination of pre-existing arrangement	(19,172)	—
Loss on disposal of vessels and other property, including impairments, net	1,110	51
Amortization of debt discount and other deferred financing costs	1,124	1,023
Compensation relating to restricted stock awards and stock option grants	1,055	763
Deferred income tax expense/(benefit)	7,431	(1,047)
Interest on finance lease liabilities	1,001	410
Non-cash operating lease expense	45,680	44,805
Loss on extinguishment of debt, net	14	48
Distributed earnings of affiliated companies	3,562	3,470
Payments for drydocking	(10,078)	(9,383)
Operating lease liabilities	(45,998)	(45,316)
Changes in operating assets and liabilities, net	(3,204)	(6,337)
Net cash provided by operating activities	42,266	19,806
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(16,973)	—
Proceeds from disposals of vessels and other property	700	2,197
Expenditures for vessels and vessel improvements	(38,657)	(34,722)
Expenditures for other property	(498)	(638)
Net cash used in investing activities	(55,428)	(33,163)
Cash Flows from Financing Activities:
Payments on debt	(26,669)	(10,417)
Extinguishment of debt	(673)	(2,139)
Tax withholding on share-based awards	(197)	(294)
Issuance of debt, net of issuance and deferred financing costs	95,441	—
Payments on principal portion of finance lease liabilities	(2,075)	(798)
Net cash provided by/(used in) financing activities	65,827	(13,648)
Net increase/(decrease) in cash, cash equivalents and restricted cash	52,665	(27,005)
Cash, cash equivalents and restricted cash at beginning of period	41,677	80,641
Cash, cash equivalents and restricted cash at end of period	$94,342	$53,636

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2018	$848	$587,826	$(252,014)	$(7,192)	$329,468
Net income	—	—	3,197	—	3,197
Other comprehensive income	—	—	—	83	83
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(299)	—	—	(294)
Compensation related to Class A options granted and restricted stock awards	—	1,559	—	—	1,559
Balance at March 31, 2019	853	589,086	(248,817)	(7,109)	334,013
Net loss	—	—	(1,738)	—	(1,738)
Other comprehensive income	—	—	—	85	85
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—	—	(1)
Compensation related to Class A options granted and restricted stock awards		454	—	—	454
Conversion of Class A warrants to common stock	2	(2)	—	—	—
Balance at June 30, 2019	$857	$589,535	$(250,555)	$(7,024)	$332,813

Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	25,125	—	25,125
Other comprehensive income	—	—	—	58	58
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	1	(200)	—	—	(199)
Compensation related to Class A options granted and restricted stock awards	—	438	—	—	438
Balance at March 31, 2020	858	590,674	(218,214)	(6,351)	366,967
Net income	—	—	6,380	—	6,380
Other comprehensive income	—	—	—	59	59
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(5)	—	—	—
Compensation related to Class A options granted and restricted stock awards	—	617	—	—	617
Balance at June 30, 2020	$863	$591,286	$(211,834)	$(6,292)	$374,023

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 86,336,977 and 85,651,060 Class A shares outstanding as of June 30, 2020 and 2019, respectively.
(2)	Includes 19,236,264 and 19,569,286 outstanding Class A warrants as of June 30, 2020 and 2019, respectively.
(3)	Amounts are net of tax.

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation (the “Parent Company”), and its wholly-owned subsidiaries (collectively, the “Company” or “OSG”, “we”, “us” or “our”), including Alaska Tanker Company (“ATC”) as of its March 12, 2020 acquisition date. The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trade.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other interim period.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in U.S. and international markets and there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.

The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak, and its effect on the Company’s business in the future, is uncertain.

Note 2 — Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance was effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 15, 2020 and is required to be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company plans to adopt this standard on December 31, 2020. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to maturity debt securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that a loss has been incurred. The revised guidance will remove all recognition thresholds and will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards.

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

Bucket 1— All public business entities (“PBEs”) that are SEC filers (as defined in U.S. GAAP), excluding smaller reporting companies (“SRCs”) (as defined by the SEC). The credit losses standard became effective January 1, 2020.

Bucket 2— All other entities, including SRCs, other PBEs that are not SEC filers, private companies, not-for-profit organizations, and employee benefit plans. The credit losses standard are to become effective January 1, 2023.

At the annual evaluation date on June 30, 2019, the Company met the SEC definition of a smaller reporting company. Accordingly, the Company plans to adopt the credit losses standard on January 1, 2023. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

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

Note 3 - Revenue Recognition

Shipping Revenues

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancellable contract term. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. While there are lease and service (non-lease) components related to time charter contracts, the predominant component of the contract is the charterer’s lease of the vessel. The non-lease components of the contract have the same timing and pattern of transfer as the underlying lease component; therefore, the Company applies the practical expedient of combining lease and non-lease components and recognizes revenue related to this service ratably over the life of the contract term.

Voyage Charter Revenues

The Company enters into voyage charter contracts, under which the customer pays a transportation charge (voyage freight) for the movement of a specific cargo between two or more specified ports. The Company’s performance obligation under voyage charters, which consists of moving cargo from a load port to a discharge port, is satisfied over time. Accordingly, under ASC 606, the Company recognizes revenue from voyage charters ratably over the estimated length of each voyage, calculated on a load-to-discharge basis. The transaction price is in the form of a fixed fee at contract inception, which is the transportation charge. Voyage charter contracts also include variable consideration primarily in the form of demurrage, which is additional revenue the Company receives for delays experienced in loading or unloading cargo that are not deemed to be the responsibility of the Company. The Company does not include demurrage in the transaction price for voyage charters since it is highly susceptible to factors outside the Company’s influence. Examples of when demurrage is incurred include unforeseeable weather conditions and security regulations at ports. The uncertainty related to this variable consideration is resolved upon the completion of the voyage, the duration of which is generally less than 30 days.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

U.S. Maritime Security Program

Two of the Company’s U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (“MSP”), which is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The Company considers the MSP contract with the U.S. government a service arrangement under ASC 606. Under this arrangement, the Company receives an annual operating-differential subsidy pursuant to the Merchant Marine Act of 1936 for each participating vessel, subject in each case to annual congressional appropriations. The subsidy is intended to reimburse owners for the additional costs of operating U.S. Flag vessels; therefore, the Company has presented this subsidy as an offset to vessel expenses.

Contracts of Affreightment

The Company enters into contracts of affreightment (each a “COA”) to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company has COA arrangements to provide for lightering services and other arrangements based on the number of voyages. These contracts are service contracts within the scope of ASC 606 for which the underlying performance obligation is satisfied as a series of distinct services.

The Company’s COAs include minimum purchase requirements from customers that are expressed in either fixed monthly barrels, annual minimum barrel volume requirements or annual minimum number of voyages to complete. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement. These contract minimums represent fixed consideration within the contract which is recognized as the distinct services of delivering barrels or voyages are performed in the series over time. The Company will adjust revenue recognized for any minimum volume unexercised right.

COAs provide the charterer with the opportunity to purchase additional transportation services above the minimum. If this is not considered a material right, the Company recognizes revenue related to the additional services at the contractual rate as the product is transferred over time. If the additional transportation service is considered a material right, the Company applies the practical alternative of allocating the transaction price to the material right. As a result, the Company may recognize revenue related to COAs at an amount different from the invoiced amount if the Company’s estimated volume to be transported under the contract exceeds the contractual minimum.

At June 30, 2020, the Company did not have deferred revenue related to the Company’s COAs.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Time and bareboat charter revenues	$96,662	$62,007	$174,812	$125,127
Voyage charter revenues(1)	9,423	6,150	20,892	13,784
Contracts of affreightment revenues	8,454	20,302	19,694	37,286
Total shipping revenues	$114,539	$88,459	$215,398	$176,197

(1)	Voyage charter revenues include approximately $3,946 and $3,088 of revenue related to short-term time charter contracts for the three months ended June 30, 2020 and 2019, respectively, and $15,265 and $3,858 for the six months ended June 30, 2020 and 2019, respectively.

Voyage Receivables

As of June 30, 2020 and December 31, 2019, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $4,726 and $5,831, respectively, net of reserve for doubtful accounts for voyage charters and lightering contracts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customer monthly based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port and amortizes those costs during transport of the cargo. At June 30, 2020, the costs related to voyages that were not yet completed were not material.

Additionally, these contracts include out-of-pocket expense (i.e. fuel, port charges, canal tolls) incurred by the Company in fulfilling its performance obligations, which are reimbursed by the charterer at cost. The reimbursement for these fulfillment costs are included in the Company’s estimated transaction price for the contract and recognized as revenue when performance obligations are satisfied.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, there was an aggregate of $22,929 of revenue under COAs that the Company will be entitled to by providing services in the future. The Company expects to recognize revenue of approximately $19,134 in 2020 and $3,795 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

Practical Expedients and Exemptions

The Company’s voyage charter contracts and some of the Company’s COAs have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient, which permits the Company to not disclose the portion of the transaction price allocated to the remaining performance obligations within these COAs.

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

Class A

As of June 30, 2020, there were 2,645,025 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of June 30, 2019, there were 1,718,865 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,380	$(1,738)	$31,505	$1,458

Weighted average common shares outstanding:
Class A common stock - basic	89,747,630	89,245,696	89,584,969	89,125,986
Class A common stock - diluted	90,812,332	89,245,696	90,600,658	89,507,860

For the three months ended June 30, 2020, there were dilutive equity awards outstanding covering 1,064,702 shares, and for the six months ended June 30, 2020 and 2019, there were dilutive equity awards outstanding covering 1,015,689 and 381,874 shares, respectively. Awards of 371,893 shares (which are related to stock options) for both the three and six months ended June 30, 2020 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. For the six months ended June 30, 2019, awards of 1,419,325 shares (which include restricted stock units and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 5 — Fair Value Measurements and Fair Value Disclosures

The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash— The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate fair value. Investments in trading securities consist of equity securities and were measured using quoted market prices at the reporting date.

Debt— The fair values of the Company’s publicly traded and non-public debt are estimated based on quoted market prices.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
June 30, 2020:
Assets
Cash and cash equivalents (1)	$94,342	$94,342	$—
Total	$94,342	$94,342	$—
Liabilities
Term loan agreement, due 2023	$279,749	$—	$286,366
Term loan agreements, due 2024	47,134	—	51,178
Alaska Tankers term loan agreement, due 2025	52,297	—	48,458
OSG 204 LLC term loan agreement, due 2025	32,291	—	32,557
Term loan agreement, due 2026	25,123	—	23,723
Unsecured senior notes	690	—	722
Total	$437,284	$—	$443,004

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2019:
Assets
Cash (1)	$41,677	$41,677	$—
Total	$41,677	$41,677	$—
Liabilities
Term loan agreement, due 2023	$291,994	$—	$299,974
Term loan agreements, due 2024	48,289	—	49,015
Term loan agreement, due 2026	27,075	—	27,359
Unsecured senior notes	689	—	722
Total	$368,047	$—	$377,070

(1)	Includes current and non-current restricted cash aggregating $20,150 and $174 at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, $20,002 of restricted cash is in escrow to be applied as a prepayment on the term loan on the Overseas Gulf Coast, due 2024. On July 30, 2020, the $20,002 of restricted cash was used towards the payment in full of the Overseas Gulf Coast term loan, due 2024. See Note 12, “Debt” for further details. Restricted cash of $148 and $174 as of June 30, 2020 and December 31, 2019, respectively, was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the second quarter of 2020, the Company considered whether events or changes in circumstances had occurred since December 31, 2019 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of June 30, 2020.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Company concluded that no such events or changes in circumstances had occurred for its intangible assets at June 30, 2020.

During the second quarter of 2020 the Company established basic terms to sell for scrap the OSG 244, one of the Company’s barges. Based on the negotiated sale terms, the Company recorded a loss, which was not material and included in loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations, on the planned disposition of this barge.

Note 6 — Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded an income tax (provision)/benefit of $(1,044) and $773, respectively, which represented effective tax rates of 14% and 31%, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded an income tax (provision)/benefit of $(7,404) and $381, respectively, which represented effective tax rates of 19% and (35)%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was substantially due to a significant reduction in state income tax, as well as, the tonnage tax exclusion under the Internal Revenue Code. The increase in the effective tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the establishment of deductible expenses related to Code Section 162(m) in the first quarter of 2019 causing a more favorable discrete adjustment compared to pretax income. The effective tax rate for the six months ended June 30, 2020 was less than the statutory rate due to discrete tax benefits recorded relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2019 was less than the statutory rate due to the discrete tax benefit recorded in the first quarter of 2019 relating to Code Section 162(m) deductible expenses and the tonnage tax exclusion.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, or the “CARES Act”, was signed into law. The CARES Act includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019 and 2020. Some of the significant changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, the acceleration of depreciation expense from 2018 forward on qualified improvement property, and acceleration of the ability to claim refunds of alternative minimum tax credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period in which the law was enacted, which is 2020. At this time, the Company does not expect the CARES Act to have a material impact on the Company’s tax provision as any effect will be a reclassification between net operating losses and the affected deferred tax assets or liabilities on the consolidated balance sheet.

As of June 30, 2020 and December 31, 2019, the Company recorded a non-current reserve for uncertain tax positions of $891 and $864, respectively.

Note 7 — Investment in Alaska Tanker Company, LLC

At December 31, 2019, the Company had a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG America Operating Co LLC, Keystone Shipping Company and subsidiaries of British Petroleum (“BP”). Each member of ATC was entitled to receive its respective share of incentive charter hire related to time charter contracts in ATC with a minimum term ending in December 2023.

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

The Company accounted for the purchase of the three vessels and remaining equity ownership interest in ATC collectively as an asset acquisition, with substantially all the fair value of the acquisition attributed to the three vessels purchased from BP. The pre-existing ATC arrangements with a minimum term through December 2023 were terminated, and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized, with a corresponding increase in the value of the vessels acquired from BP in a manner consistent with how ASC 805, Business Combinations, would be applied to the settlement of a pre-existing arrangement.

As part of the acquisition of ATC, the Company assumed liabilities of $9,898 related to pension and postretirement plans. The postretirement medical and life insurance plan provides benefits to shore-based employees and nonunion licensed deck officers at least 55 years of age with 10 years or more of service, as defined. The plan was frozen as of December 31, 2016 and closed to new entrants as of January 1, 2017. The Company also contributes to six multiemployer defined benefit pension plans, two of which comprise the majority of current year contributions and employee coverage: the MEBA Pension Plan - Defined Benefit Plan and the Seafarers Pension Plan. The Company’s withdrawal obligation on the multi-employer plans, which is unrecorded, is approximately $9,000.

The Company also assumed liabilities of $8,812 related to deferred compensation. The deferred compensation plan is an unfunded, nonqualified plan that allows eligible employees to defer up to 100% of their performance bonuses or defer up to 50% (5% minimum) of their salary, select investments for their deferral balances and determine when to be paid out. Eligible employees can elect to receive payment either on a specified date, or on a specified date after termination of employment, and either in a lump sum or annual installments, with a maximum deferral period of 20 years. Expected timing of payout is greater than one year and therefore classified as long-term.

Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the six months ended June 30, 2020, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 104,552 shares of Class A common stock at an average price of $1.90 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the six months ended June 30, 2020, the Company issued 378 shares of Class A common stock as a result of the exercise of 1,998 Class A warrants. During the six months ended June 30, 2019, the Company issued 195,413 shares of Class A common stock as a result of the exercise of 1,034,368 Class A warrants.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

On May 28, 2020, the Company awarded 321,000 time-based RSUs to its non-employee directors. The grant date fair value of these awards was $2.25 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the six months ended June 30, 2020, the Company granted 764,406 RSUs to its employees, including senior officers. The grant date fair value of these awards was $2.03 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2020, the Company awarded 582,224 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Parent Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase of up to a maximum of 291,112 target RSUs combined (873,340 RSUs in total) or decrease, depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of June 30, 2020, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.03 per RSU.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	June 30, 2020	December 31, 2019
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(6,292)	$(6,409)
Accumulated other comprehensive loss	$(6,292)	$(6,409)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2020 and 2019:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of March 31, 2020	$(6,351)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	59
Total change in accumulated other comprehensive income	59
Balance as of June 30, 2020	$(6,292)

Balance as of March 31, 2019	$(7,109)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(23)
Amounts reclassified from accumulated other comprehensive income	108
Total change in accumulated other comprehensive income	85
Balance as of June 30, 2019	$(7,024)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	117
Total change in accumulated other comprehensive income	117
Balance as of June 30, 2020	$(6,292)

Balance as of December 31, 2018	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(48)
Amounts reclassified from accumulated other comprehensive income	216
Total change in accumulated other comprehensive income	168
Balance as of June 30, 2019	$(7,024)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 10 — Leases

For the six months ended June 30, 2020, the Company had non-cash operating activities of $1,533 for obtaining operating right-of-use assets and liabilities.

Charters-in

On March 12, 2020, the Company commenced a bareboat charter for the Alaskan Frontier for a lease term of three years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as an operating lease. The lease contains a three-year renewal option and is available indefinitely. The future minimum commitments under the lease are $184 for the remainder of 2020, $365 in 2021, $365 in 2022 and $71 in 2023.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and six months ended June 30, 2020 was equal to lease income from lease payments of $95,893 and $174,746, respectively, plus straight-line adjustments of $769 and $66, respectively. For the three and six months ended June 30, 2019, total time charter revenue was equal to lease income from lease payments of $62,320 and $125,757, respectively, less straight-line adjustments of $313 and $630, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 11 — Vessels

At the end of May 2020, the Company took delivery of a 204,000 barrel capacity oil and chemical tank barge. The barge, named the OSG 204, has been paired with an existing tug within the Company’s fleet, the OSG Endurance. The ATB unit will be operating in the Jones Act trade and has entered into a one-year time charter.

In May 2020, the Company sold for scrap one of its ATBs for $700, net of broker commissions. As a result of the sale, the Company recognized a loss, which is not considered material and is included in loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations. The Company used the proceeds from the sale to make a mandatory prepayment on its term loan due in 2023.The aggregate loss realized on this transaction, which related to the write-off of unamortized deferred finance costs, was not material.

On March 12, 2020, the Parent Company’s subsidiaries completed the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator, from BP for total consideration of $54,000 and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The vessels purchased will continue to be operated by ATC under time charters with Hilcorp North Slope, LLC (formerly BP Exploration (Alaska), Inc.), with firm charter periods lasting until 2022, 2025 and 2026. Each charter also provides for five one-year extension options.

For the six months ended June 30, 2020, the Company’s non-cash investing activities for the accrual of capital expenditures related to the Company’s newbuilds were $3,925.

Note 12 — Debt

On July 30, 2020, the Company used $20,002 of restricted cash, along with a cash payment of $4,236, which included interest and other fees, to pay in full the Company’s term loan on the Overseas Gulf Coast, due 2024. At June 30, 2020, the principal amount of the term loan of $24,050 is included in current installments of long-term debt on the condensed consolidated balance sheets.

On March 26, 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a credit agreement with Wintrust Commercial Finance and other syndicate lenders to finance a new 204,000 barrel U.S. Flag oil and chemical ATB barge, which was delivered to the Company during the second quarter of 2020. The credit agreement included a construction loan, against which the Company could make drawdowns to pay for construction costs, and a five-year term loan. The construction loan, which was guaranteed by the Company, was for an aggregate principal amount of $33,150, of which $28,084 was drawn at loan closing, and had a floating rate of interest of LIBOR plus 5.00%. The remaining two milestone construction payments for the barge, accrued and unpaid interest and commitment fees on the construction loan of $4,849 were funded as additions to the construction loan. The construction loan was secured by a collateral assignment of the vessel construction contract. Upon delivery of the barge to OSG 204 LLC, the construction loan was converted into a fixed rate five-year term loan guaranteed by the Company for $32,933. The fixed-rate loan bears interest of 5.00% and matures on June 1, 2025. The lenders hold a perfected first priority security interest and preferred ship mortgage against the vessel. The annual principal payments expected to be made are $1,015 for the remainder of 2020, $2,107 in 2021, $2,215 in 2022, $2,328 in 2023, $2,447 in 2024 and $22,821 thereafter.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in the aggregate principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a five-year term maturing on March 12, 2025. The annual principal payments required to be made are $2,023 for the remainder of 2020, $4,182 in 2021, $4,371 in 2022, $4,568 in 2023, $4,775 in 2024 and $33,087 thereafter.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, in this Form 10-Q and in our other filings made from time to time with the SEC after the date of this report.

Other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Such factors include, but are not limited to:

●	public health threats, particularly the COVID-19 pandemic, that impose increases in operating costs to protect the health and safety of the Company’s crew members and others in the industry as a result;

●	volatile fluctuations in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;

●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;

●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;

●	changing economic, political and governmental conditions in the United States or abroad and general conditions in the oil and natural gas industry, in particular in reaction to the COVID-19 pandemic;

●	changes in demand in certain specialized markets in which the Company currently trades;

●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;

●	the Company’s compliance with complex laws and regulations, in particular those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;

●	the highly cyclical nature of OSG’s industry;

●	significant fluctuations in the market value of our vessels;

●	constraints on capital availability;

●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;

●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;

●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;

●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;

●	the refusal of certain customers to use vessels of a certain age;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;

●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;

●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;

●	the inability to clear oil majors’ risk assessment processes;

●	the Company’s ability to use its net operating loss carryforwards;

●	the market price of the Company’s securities fluctuates significantly; and

●	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control.

The Company assumes no obligation to update or revise any forward-looking statements, except as may be required by law. Forward-looking statements in this Quarterly Report on Form 10-Q and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the SEC.

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 24 active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. OSG also owns and operates two Marshall Islands flagged MR tankers which trade internationally. In addition to the currently operating fleet, OSG has on order another Jones Act compliant barge which is scheduled for delivery in late 2020. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

Beginning in the 2020 first quarter, COVID-19 has resulted in disruptions in demand and oversupply of oil. Many analysts predict that gasoline and diesel demand will recover as 2020 progresses. These analysts predict that volume demand will be slightly below 2019 levels by the end of 2020. Jet fuel demand is anticipated to remain well below 2019 levels through at least the end of 2021. These estimates include estimates on the prevalence of COVID-19 and the recovery of the U.S. economy. While COVID-19 has presented our industry and markets with significant challenges, we believe that we have thus far managed its impact on our business well, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

As a result of the COVID-19 pandemic, we have implemented procedures to protect the health and safety of our employees, crew and contractors. These procedures and protocols are those mandated or recommended by the Centers of Disease Control and Prevention, the US Coast Guard, local ports and shipyards, and country and state specific requirements. They include such actions as providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, requiring crew members to disclose symptoms and health of those they have been in contact with, sanitization of the vessels, mandating face coverings, social distancing and temperature checks, and requiring testing in certain instances. COVID-19 has also impacted planned shipyard maintenance and vetting activities resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. The majority of available vessel operating days are covered with medium-term charters or contracts of affreightment. However, medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As a result, some of our vessels operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and TCE rates, which are non-GAAP measures. TCE revenues equal GAAP shipping revenues, less voyage expenses. TCE rates are determined by dividing TCE revenues by revenue days. These measures are reported because management makes economic decisions based on anticipated TCE rates and evaluates financial performance based on TCE rates achieved.

TCE rates for Jones Act Product Carriers and large ATBs (defined as vessels having carrying capacities greater than 140,000 barrels) available for service in the spot market decreased during the second quarter of 2020 compared to second quarter of 2019 for all of our vessel classes. The decrease in rates can be attributed to lower demand for coastwise crude oil and refined product as a result of the impact of COVID-19. This has been partially offset by the tightening of vessel supply through scrapping, lay ups and sales out of Jones Act service versus one new delivery since 2018. There were few spot market voyages in the second quarter of 2020 due to charterers securing time charters over the past year. This has led to minimal vessels available for spot voyages other than charterers re-chartering the vessels to the spot market.

Our time charter coverage is substantial for the balance of this year. We contracted employment covering 89% of available operating days during the third quarter of 2020 and have 83% of available operating days contracted for the second half of the year, which includes the ATC vessels recently purchased. The deep book of time charters which we entered into is expected to provide some insulation from the current market turmoil that has followed not only the outbreak of COVID-19, but also the decline in transportation fuel demand affecting both crude oil and refined product pricing. Our vessels were employed for 93% of available days during the 2020 second quarter, with 132 of a total 1,816 available days seeing vessels idle without employment.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The industry’s firm Jones Act orderbook as of June 30, 2020 consists of one large ATB with delivery scheduled in the fourth quarter of 2020, which is our order.

Delaware Bay lightering volumes averaged 38,000 b/d in the second quarter of 2020 compared with 163,000 b/d in the second quarter of 2019. Refinery demand for crude oil was significantly reduced in the second quarter of 2020 due to COVID-19, reducing the need for lightering services. We have contract minimums with our refinery customers that compensates us for barrels not lightered below those minimum amounts. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the reduction in lightering volumes, we redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment. In May 2020 the PES bankruptcy process resulted in the sale of the refinery complex which will be permanently closed.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Results of Vessel Operations

During the three and six months ended June 30, 2020, shipping revenues increased by $26,080 and $39,201, or 29.5% and 22.2%, respectively, compared to the same periods in 2019. The increases primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, and one ATB, OSG 204 and OSG Endurance, which was delivered at the end of May 2020.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Time charter equivalent revenues	$100,427	$82,106	$197,501	$164,860
Add: Voyage expenses	14,112	6,353	17,897	11,337
Shipping revenues	$114,539	$88,459	$215,398	$176,197

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2020 and 2019 between spot and fixed earnings and the related revenue days.

	2020		2019
Three Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$31,120	$61,360	$37,356	$57,212
Revenue days	89	1,088	157	959
Non-Jones Act Handysize Product Carriers:
Average rate	$27,051	$16,752	$17,347	$11,962
Revenue days	156	181	99	83
ATBs:
Average rate	$16,333	$—	$19,000	$21,610
Revenue days	124	—	89	252
Lightering:
Average rate	$44,346	$—	$68,220	$—
Revenue days	121	—	169	—
Alaska (a):
Average rate	$—	$58,538	$—	$—
Revenue days	—	272	—	—

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	2020		2019
Six Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$46,830	$60,819	$33,920	$57,035
Revenue days	181	2,140	247	1,941
Non-Jones Act Handysize Product Carriers:
Average rate	$27,387	16,770	$21,905	$12,023
Revenue days	310	363	211	151
ATBs:
Average rate	$21,213	$24,686	$19,979	$21,583
Revenue days	217	89	175	518
Lightering:
Average rate	$51,388	$61,012	$70,634	$—
Revenue days	243	87	349	—
Alaska (a):
Average rate	$—	$58,621	$—	$—
Revenue days	—	330	—	—

(a) Excludes one Alaska vessel currently in layup.

During the second quarter of 2020, TCE revenues increased by $18,321, or 22.3%, to $100,427 from $82,106 in the second quarter of 2019. The increase primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, and one ATB, OSG 204 and OSG Endurance, which was delivered at the end of May 2020, and two Government of Israel voyages during the second quarter of 2020 compared to one during the second quarter of 2019. The increase was offset by two fewer ATBs in our fleet and a decrease in Delaware Bay lightering volumes during the second quarter of 2020 compared to the second quarter of 2019.

Vessel expenses increased by $9,124, or 28.1%, in the second quarter of 2020 to $41,644 compared to $32,520 in the second quarter of 2019 primarily due to an increase in crewing costs. The increase in crewing costs was due to the addition of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet, which was offset by two fewer ATBs in our fleet.

Depreciation and amortization increased by $1,133, or 8.7%, to $14,217 in the second quarter of 2020 compared to $13,084 in the second quarter of 2019. The increase primarily resulted from an increase in depreciation expense due to the Overseas Gulf Coast and Overseas Sun Coast, our two newbuild Marshall Islands flagged MR tankers, which entered service at the beginning of the fourth quarter of 2019. The increase was partially offset by a decrease due to drydock amortization.

During the first six months of 2020, TCE revenues increased by $32,641, or 19.8%, to $197,501 from $164,860 in the first six months of 2019. The increase primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, one MR tanker, Overseas Key West, which was added during the second quarter of 2019, and one ATB, OSG 204 and OSG Endurance, which was delivered at the end of May 2020 and an increase in average daily rates earned by our fleet. The increase was offset by (a) one less ATB in our fleet, (b) a 55-day increase in scheduled drydocking and (c) a decrease in Delaware Bay lightering volumes during the first six months of 2020 compared to the first six months of 2019.

Vessel expenses increased 19.2%, or $12,446, to $77,413 for the six months ended June 30, 2020 from $64,967 for the same period in 2019 primarily due to an increase in crewing costs. The increase in crewing costs was due to the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, and one MR tanker, Overseas Key West, which was added during the second quarter of 2019, offset by one less ATB in our fleet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Depreciation and amortization increased by $2,675, or 10.5%, to $28,236 in the first six months of 2020 compared to $25,561 in the first six months of 2019. The increase primarily resulted from an increase in depreciation expense due to the Overseas Gulf Coast and Overseas Sun Coast, our two newbuild Marshall Islands flagged MR tankers, which entered service at the beginning of the fourth quarter of 2019.

Our two U.S. Flag Product Carriers participate in the MSP, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For fiscal year 2020, we expect to receive $5,000 for each vessel and up to $5,200 for each vessel beginning in 2021. During fiscal year 2019, we received a $5,000 annual subsidy for each participating MSP vessel. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses

General and administrative expenses were $7,599 and $13,772 for the three and six months ended June 30, 2020, respectively, compared with $5,957 and $11,633 for the three and six months ended June 30, 2019, respectively. The increase was primarily driven by an increase in compensation and benefit costs due to our acquisition of ATC and the resulting increase in headcount. General and administrative expenses also increased primarily due to an increase in consulting fees.

Interest Expense

Interest expense was $6,167 and $12,241 for the three and six months ended June 30, 2020, respectively, compared with $6,571 and $13,077 for the three and six months ended June 30, 2019, respectively. The decrease in interest expense was primarily associated with the decrease in the 30-Day LIBOR rate on our term loans, due 2023 and 2026, from the same period in 2019 and interest capitalized due to vessels under construction.

Income Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded an income tax (provision)/benefit of $(1,044) and $773, respectively, which represented effective tax rates of 14% and 31%, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded an income tax (provision)/benefit of $(7,404) and $381, respectively, which represented effective tax rates of 19% and (35)%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was substantially due to a significant reduction in state income tax, as well as, the tonnage tax exclusion. The increase in the effective tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the establishment of deductible expenses related to Code Section 162(m) in the first quarter of 2019 causing a more favorable discrete adjustment compared to pretax income. The effective tax rate for the six months ended June 30, 2020 was less than the statutory rate due to discrete tax benefits recorded relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2019 was less than the statutory rate due to the discrete tax benefit recorded in the first quarter of 2019 relating to Code Section 162(m) deductible expenses and the tonnage tax exclusion.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2020 was approximately $(86,000) compared with approximately $(104,000) at December 31, 2019. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $8,490 at June 30, 2020 compared to $(9,880) at December 31, 2019. The increase in working capital is primarily due to the proceeds we received from the OSG 204 LLC term loan discussed below and assets obtained as a result of the completed acquisition of ATC.

As of June 30, 2020, we had total liquidity on a consolidated basis comprised of $94,342 of cash and cash equivalents (including $20,150 of restricted cash). We manage our cash in accordance with our intercompany cash management system subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. At June 30, 2020, $20,002 of restricted cash is in escrow to be applied as a prepayment on the term loan on the Overseas Gulf Coast, due 2024. On July 30, 2020, the $20,002 of restricted cash was used towards the payment in full of the Overseas Gulf Coast term loan, due 2024. See below for further details. The remaining $148 of restricted cash as of June 30, 2020 was related to the Company’s Unsecured Senior Notes.

As of June 30, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs) of $437,284 and a total debt to total capitalization of 53.9%, compared to $368,047 and 51.9%, respectively, at December 31, 2019. Net debt at June 30, 2020 was $343,090 compared to $326,544 at December 31, 2019.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the six months ended June 30, 2020 was $42,266. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

On July 30, 2020, the Company used $20,002 of restricted cash, along with a cash payment of $4,236, which included interest and other fees, to pay in full the Company’s term loan on the Overseas Gulf Coast, due 2024. At June 30, 2020, the principal amount of the term loan of $24,050 is included in current installments of long-term debt on the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Commitments

In 2019, the Company signed a binding contract for the construction of one approximately 204,000 BBL, oil and chemical tank barge. The anticipated delivery of the barge to the Company is during the fourth quarter of 2020. The Company’s commitments under the contract are $14,540 for the remainder of 2020.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for 2019, and as may be updated in our subsequent quarterly reports. The risks described in our Annual Report on Form 10-K for 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. In particular, the COVID-19 pandemic has impacted our industry and our business in significant ways, creating new risks and heightening existing risks. Such risks include:

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

As a direct result of the COVID-19 pandemic, the environment within which we operate is under escalating stress, presenting new risks and vulnerabilities that have previously not affected our performance. The level of uncertainty about the extent, duration and ultimate impact of the forces that are currently unsettling our markets has never been greater and will impact how supply, demand and price of crude oil will unfold in the months ahead. We expect to incur increased costs to address these challenges.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

In addition, we see heightened risks of off-hire periods resulting from managing virus-related delays, and anticipate increased costs for testing, cleaning, quarantine, immunization and certifications. Difficulty in accessing critical supplies, such as face masks and other personal protective equipment, receiving spare parts, and obtaining timely services of specialized technicians, impose additional operational burdens. It is not certain whether testing methodologies and personal protective equipment will prove reliable as effective measures to protect against the virus, and compliance with mandates and recommendations of various regulatory agencies as they seek to react to continuously evolving information also pose significant risks. We face the potential for increased costs and claims in the event that an employee tests positive for COVID-19. While OSG has not found it necessary to lay-off or furlough employees as a result of the COVID-19 pandemic, others in our industry have done so or are considering it as a possibility.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon senior securities

None.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan for Management Time-Based Restricted Stock Unit Grant Agreement, Form “TB-Officer”.

10.2	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan for Management Performance-Based Restricted Stock Unit Grant Agreement, Form “PB-ROIC”.

10.3	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan for Management Performance-Based Restricted Stock Unit Grant Agreement, Form “PB-TSR”.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 7, 2020	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: August 7, 2020	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

