Form 10-Q
period 2020-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2020-11-06
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the issuer’s Class A common stock as of November 4, 2020: Class A common stock, par value $0.01 –  86,337,072 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 4, 2020 for the purchase of 3,654,795 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,018	$41,503
Restricted cash	49	60
Voyage receivables, including unbilled of $9,542 and $5,611, net of reserve for doubtful accounts	12,366	9,247
Income tax receivable	454	1,192
Other receivables	1,780	3,037
Inventories, prepaid expenses and other current assets	2,929	2,470
Total Current Assets	71,596	57,509
Vessels and other property, less accumulated depreciation	834,857	737,212
Deferred drydock expenditures, net	39,358	23,734
Total Vessels, Other Property and Deferred Drydock	874,215	760,946
Restricted cash - non current	73	114
Investments in and advances to affiliated companies	—	3,599
Intangible assets, less accumulated amortization	28,367	31,817
Operating lease right-of-use assets	234,756	286,469
Other assets	21,342	35,013
Total Assets	$1,230,349	$1,175,467
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$50,789	$35,876
Current portion of operating lease liabilities	90,656	90,145
Current portion of finance lease liabilities	4,001	4,011
Current installments of long-term debt	36,795	31,512
Total Current Liabilities	182,241	161,544
Reserve for uncertain tax positions	902	864
Noncurrent operating lease liabilities	166,411	219,501
Noncurrent finance lease liabilities	21,916	23,548
Long-term debt	367,746	336,535
Deferred income taxes, net	80,032	72,833
Other liabilities	37,046	19,097
Total Liabilities	856,294	833,922
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 86,337,072 and 85,713,610 shares issued and outstanding)	863	857
Paid-in additional capital	591,916	590,436
Accumulated deficit	(212,491)	(243,339)
Stockholder's Equity Subtotal	380,288	347,954
Accumulated other comprehensive loss	(6,233)	(6,409)
Total Equity	374,055	341,545
Total Liabilities and Equity	$1,230,349	$1,175,467

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shipping Revenues:

Time and bareboat charter revenues	$89,273	$63,491	$264,085	$188,619
Voyage charter revenues	16,475	17,435	57,061	68,503
	105,748	80,926	321,146	257,122

Operating Expenses:
Voyage expenses	13,467	4,424	31,364	15,762
Vessel expenses	43,044	33,993	120,456	98,960
Charter hire expenses	22,782	22,802	67,746	67,645
Depreciation and amortization	15,253	13,324	43,488	38,922
General and administrative	6,140	5,288	19,915	16,917
Bad debt expense	—	—	—	4,300
(Gain)/loss on disposal of vessels and other property, including impairments, net	(151)	36	959	87
Total operating expenses	100,535	79,867	283,928	242,593
Income from vessel operations	5,213	1,059	37,218	14,529
Equity in income of affiliated companies	—	156	—	224
Gain on termination of pre-existing arrangement	—	—	19,172	—
Operating income	5,213	1,215	56,390	14,753
Other (expense)/income, net	(160)	375	(187)	992
Income before interest expense and income taxes	5,053	1,590	56,203	15,745
Interest expense	(5,902)	(6,047)	(18,143)	(19,124)
(Loss)/income before income taxes	(849)	(4,457)	38,060	(3,379)
Income tax benefit/(expense)	192	694	(7,212)	1,075
Net (loss)/income	$(657)	$(3,763)	$30,848	$(2,304)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,998,301	89,375,668	89,723,751	89,210,136
Diluted - Class A	89,998,301	89,375,668	90,727,485	89,210,136
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.01)	$(0.04)	$0.34	$(0.03)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income	$(657)	$(3,763)	$30,848	$(2,304)
Other comprehensive income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(18)	(17)	(55)	(50)
Net change in unrecognized actuarial losses	77	102	231	303
Other comprehensive income	59	85	176	253
Comprehensive (loss)/income	$(598)	$(3,678)	$31,024	$(2,051)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income/(loss)	$30,848	$(2,304)
Items included in net income not affecting cash flows:
Depreciation and amortization	43,488	38,922
Bad debt expense	—	4,300
Gain on termination of pre-existing arrangement	(19,172)	—
Loss on disposal of vessels and other property, including impairments, net	959	87
Amortization of debt discount and other deferred financing costs	1,714	1,477
Compensation relating to restricted stock awards and stock option grants	1,685	1,212
Deferred income tax expense/(benefit)	7,237	(1,851)
Interest on finance lease liabilities	1,493	941
Non-cash operating lease expense	68,706	68,057
Loss on extinguishment of debt, net	503	72
Distributed earnings of affiliated companies	3,562	3,314
Payments for drydocking	(20,819)	(11,477)
Operating lease liabilities	(69,263)	(61,366)
Changes in operating assets and liabilities, net	1,329	4,368
Net cash provided by operating activities	52,270	45,752
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(16,973)	—
Proceeds from disposals of vessels and other property	1,407	3,404
Expenditures for vessels and vessel improvements	(55,197)	(105,244)
Expenditures for other property	—	(1,399)
Net cash used in investing activities	(70,763)	(103,239)
Cash Flows from Financing Activities:
Payments on debt	(35,844)	(16,667)
Extinguishment of debt	(25,249)	(3,271)
Tax withholding on share-based awards	(197)	(294)
Issuance of debt, net of issuance and deferred financing costs	95,370	48,583
Payments on principal portion of finance lease liabilities	(3,124)	(1,847)
Net cash provided by financing activities	30,956	26,504
Net increase/(decrease) in cash, cash equivalents and restricted cash	12,463	(30,983)
Cash, cash equivalents and restricted cash at beginning of period	41,677	80,641
Cash, cash equivalents and restricted cash at end of period	$54,140	$49,658

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2018	$848	$587,826	$(252,014)	$(7,192)	$329,468
Net income	—	—	3,197	—	3,197
Other comprehensive income	—	—	—	83	83
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(299)	—	—	(294)
Compensation related to Class A options granted and restricted stock awards	—	1,559	—	—	1,559
Balance at March 31, 2019	853	589,086	(248,817)	(7,109)	334,013
Net loss	—	—	(1,738)	—	(1,738)
Other comprehensive income	—	—	—	85	85
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—	—	(1)
Compensation related to Class A options granted and restricted stock awards		454	—	—	454
Conversion of Class A warrants to common stock	2	(2)	—	—	—
Balance at June 30, 2019	857	589,535	(250,555)	(7,024)	332,813
Net loss	—	—	(3,763)	—	(3,763)
Other comprehensive income	—	—	—	85	85
Compensation related to Class A options granted and restricted stock awards	—	450	—	—	450
Balance at September 30, 2019	$857	$589,985	$(254,318)	$(6,939)	$329,585

Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	25,125	—	25,125
Other comprehensive income	—	—	—	58	58
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	1	(200)	—	—	(199)
Compensation related to Class A options granted and restricted stock awards	—	438	—	—	438
Balance at March 31, 2020	858	590,674	(218,214)	(6,351)	366,967
Net income	—	—	6,380	—	6,380
Other comprehensive income	—	—	—	59	59
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(5)	—	—	—
Compensation related to Class A options granted and restricted stock awards	—	617	—	—	617
Balance at June 30, 2020	863	591,286	(211,834)	(6,292)	374,023
Net loss	—	—	(657)	—	(657)
Other comprehensive income	—	—	—	59	59
Compensation related to Class A options granted and restricted stock awards	—	630	—	—	630
Balance at September 30, 2020	$863	$591,916	$(212,491)	$(6,233)	$374,055

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 86,337,072 and 85,668,793 Class A shares outstanding as of September 30, 2020 and 2019, respectively.
(2)	Includes 19,235,764 and 19,475,470 outstanding Class A warrants as of September 30, 2020 and 2019, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other interim period.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to affect the United States and the world. COVID-19 and its direct and indirect consequences have caused significant volatility in U.S. and international markets, and there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak, and its effect on the Company’s business in the future, is uncertain.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40),Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Internal-Use Software, to determine which implementation costs to capitalize as assets or expense as incurred. The new guidance was effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Bucket 2— All other entities, including SRCs, other PBEs that are not SEC filers, private companies, not-for-profit organizations, and employee benefit plans. The credit losses standard is to become effective January 1, 2023.

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

At September 30, 2020, the Company did not have deferred revenue related to the Company’s COAs.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Time and bareboat charter revenues	$89,273	$63,491	$264,085	$188,619
Voyage charter revenues(1)	3,250	7,369	24,037	21,063
Contracts of affreightment revenues	13,225	10,066	33,024	47,440
Total shipping revenues	$105,748	$80,926	$321,146	$257,122

(1)	Voyage charter revenues include revenue related to short-term time charter contracts, which was not material for both the three months ended September 30, 2020 and 2019 and was $15,139 and $4,516 for the nine months ended September 30, 2020 and 2019, respectively.

Voyage Receivables

As of September 30, 2020 and December 31, 2019, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $9,195 and $5,831, respectively, net of reserve for doubtful accounts for voyage charters and lightering contracts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customers based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port and amortizes those costs during transport of the cargo. At September 30, 2020, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, there was an aggregate of $30,577 of revenue under COAs that the Company will be entitled to by providing services in the future. The Company expects to recognize revenue of approximately $8,097 in 2020 and $22,480 in 2021 under these contracts. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of September 30, 2020, there were 2,643,063 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of September 30, 2019, there were 1,718,865 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income	$(657)	$(3,763)	$30,848	$(2,304)

Weighted average common shares outstanding:
Class A common stock - basic	89,998,301	89,375,668	89,723,751	89,210,136
Class A common stock - diluted	89,998,301	89,375,668	90,727,485	89,210,136

For the nine months ended September 30, 2020, there were dilutive equity awards outstanding covering 1,003,734 shares. Awards of 371,893 shares (which are related to stock options) for the nine months ended September 30, 2020 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
September 30, 2020:
Assets
Cash and cash equivalents (1)	$54,140	$54,140	$—
Total	$54,140	$54,140	$—
Liabilities
Term loan agreement, due 2023	$273,342	$—	$279,499
Term loan agreements, due 2024	23,273	—	22,979
Alaska Tankers term loan agreement, due 2025	51,334	—	50,510
OSG 204 LLC term loan agreement, due 2025	31,755	—	32,218
Term loan agreement, due 2026	24,147	—	23,984
Unsecured senior notes	690	—	720
Total	$404,541	$—	$409,910

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2019:
Assets
Cash (1)	$41,677	$41,677	$—
Total	$41,677	$41,677	$—
Liabilities
Term loan agreement, due 2023	$291,994	$—	$299,974
Term loan agreements, due 2024	48,289	—	49,015
Term loan agreement, due 2026	27,075	—	27,359
Unsecured senior notes	689	—	722
Total	$368,047	$—	$377,070

(1)	Includes current and non-current restricted cash aggregating $122 and $174 at September 30, 2020 and December 31, 2019, respectively. Restricted cash as of September 30, 2020 and December 31, 2019 was related to the Company’s Unsecured Senior Notes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the third quarter of 2020, the Company considered whether events or changes in circumstances had occurred since December 31, 2019 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of September 30, 2020. The Company concluded that no such events or changes in circumstances had occurred.

Note 6 — Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded income tax benefits of $192 and $694, respectively, which represented effective tax rates of 23% and 16%, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax (provision)/benefit of $(7,212) and $1,075, respectively, which represented effective tax rates of 19% and 32%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was substantially due to recording a return to provision benefit causing a more favorable discrete adjustment compared to a small pretax loss in the third quarter of 2020. The decrease in the effective tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the establishment of deductible expenses related to Code Section 162(m) in the first quarter of 2019, compared to pretax loss. The effective tax rate for the nine months ended September 30, 2020 was less than the statutory rate due to discrete tax benefits recorded relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2019 was more than the statutory rate due to the discrete tax benefit recorded in the first quarter of 2019 relating to Code Section 162(m) deductible expenses and the tonnage tax exclusion compared to the pretax loss.

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

As of September 30, 2020 and December 31, 2019, the Company recorded a non-current reserve for uncertain tax positions of $902 and $864, respectively.

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

The Company also assumed liabilities of $8,812 related to deferred compensation. The deferred compensation plan is an unfunded, nonqualified plan that allows eligible employees to defer up to 100% of their performance bonuses, or defer up to 50% (5% minimum) of their salary, select investments for their deferral balances and determine when to be paid out. Eligible employees can elect to receive payment either on a specified date, or on a specified date after termination of employment, and either in a lump sum or annual installments, with a maximum deferral period of 20 years. Expected timing of payout is greater than one year and therefore classified as long-term.

Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the nine months ended September 30, 2020, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 104,552 shares of Class A common stock at an average price of $1.90 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the nine months ended September 30, 2020, the Company issued 473 shares of Class A common stock as a result of the exercise of 2,498 Class A warrants. During the nine months ended September 30, 2019, the Company issued 213,146 shares of Class A common stock as a result of the exercise of 1,128,184 Class A warrants.

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

Management Compensation — Restricted Stock Units and Stock Options

During the nine months ended September 30, 2020, the Company granted 764,406 RSUs to its employees, including senior officers. The grant date fair value of these awards was $2.03 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the nine months ended September 30, 2020, the Company awarded 582,224 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Parent Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase of up to a maximum of 291,112 target RSUs combined (873,340 RSUs in total) or decrease, depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of September 30, 2020, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.03 per RSU.

Note 9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2020	December 31, 2019
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(6,233)	$(6,409)
Accumulated other comprehensive loss	$(6,233)	$(6,409)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2020 and 2019:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of June 30, 2020	$(6,292)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	59
Total change in accumulated other comprehensive income	59
Balance as of September 30, 2020	$(6,233)

Balance as of June 30, 2019	$(7,024)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(23)
Amounts reclassified from accumulated other comprehensive income	108
Total change in accumulated other comprehensive income	85
Balance as of September 30, 2019	$(6,939)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	176
Total change in accumulated other comprehensive income	176
Balance as of September 30, 2020	$(6,233)

Balance as of December 31, 2018	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	(71)
Amounts reclassified from accumulated other comprehensive income	324
Total change in accumulated other comprehensive income	253
Balance as of September 30, 2019	$(6,939)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 10 — Leases

For the nine months ended September 30, 2020, the Company had non-cash operating activities of $1,533 for obtaining operating right-of-use assets and liabilities.

Charters-in

On March 12, 2020, the Company commenced a bareboat charter for the Alaskan Frontier for a lease term of three years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as an operating lease. The lease contains a three-year renewal option and is available indefinitely. The future minimum commitments under the lease are $92 for the remainder of 2020, $365 in 2021, $365 in 2022 and $71 in 2023.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and nine months ended September 30, 2020 was equal to lease income from lease payments of $88,609 and $263,356, respectively, plus straight-line adjustments of $664 and $729, respectively. For the three and nine months ended September 30, 2019, total time charter revenue was equal to lease income from lease payments of $63,731 and $189,489, respectively, less straight-line adjustments of $240 and $870, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 11 — Vessels

At the end of May 2020, the Company took delivery of a 204,000-barrel capacity oil and chemical tank barge. The barge, named the OSG 204, has been paired with an existing tug within the Company’s fleet, the OSG Endurance. The ATB unit is operating in the Jones Act trade and has entered into a one-year time charter.

In May 2020 and August 2020, the Company sold for scrap two of its ATBs for $1,407, net of broker commissions. As a result of the sales, the Company recognized losses, which were not material and are included in (gain)/loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations. The Company used the proceeds from the sales to make mandatory prepayments on its term loan due in 2023.The aggregate losses realized on these transactions, which related to the write-off of unamortized deferred finance costs, were not material.

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

Note 12 — Debt

On July 30, 2020, the Company used $20,002 of restricted cash, along with a cash payment of $4,236, which included interest and other fees, to pay in full the Company’s term loan on the Overseas Gulf Coast, due 2024. The aggregate loss realized on this transaction, which was related to a write-off of deferred financing costs and included in other (expense)/income, net on the condensed consolidated statements of operations, was not material.

In June 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a loan with Wintrust Commercial Finance and other syndicate lenders in the aggregate principal amount of $32,933 to finance a new 204,000 barrel U.S. Flag oil and chemical ATB barge. The loan is guaranteed by the Company, bears a fixed rate of interest of 5.00% and has a five-year term maturing on June 1, 2025. The lenders hold a perfected first priority security interest and preferred ship mortgage against the vessel. The annual principal payments expected to be made are $511 for the remainder of 2020, $2,107 in 2021, $2,215 in 2022, $2,328 in 2023, $2,447 in 2024 and $22,821 thereafter.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in the aggregate principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a five-year term maturing on March 12, 2025. The annual principal payments required to be made are $1,017 for the remainder of 2020, $4,182 in 2021, $4,371 in 2022, $4,568 in 2023, $4,775 in 2024 and $33,087 thereafter.

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

Other factors besides those listed in our quarterly reports or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	public health threats, particularly the COVID-19 pandemic, may increase operating costs to protect the health and safety of the Company’s crew members and others in the industry as a result;
●	volatile fluctuations in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and conditions in the oil and natural gas industry, including in reaction to the COVID-19 pandemic;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	the Company’s compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	constraints on capital availability;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the refusal of certain customers to use vessels of a certain age;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	the inability to clear oil majors’ risk assessment processes;
●	the Company’s ability to use its net operating loss carryforwards;
●	the market price of the Company’s securities fluctuates significantly; and
●	some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s 23 active vessel fleet, of which 21 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, one conventional ATB, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. OSG also owns and operates two Marshall Islands flagged MR tankers which trade internationally. In addition to the currently operating fleet, OSG has on order another Jones Act compliant barge which is scheduled for delivery during the fourth quarter of 2020. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time cargoes need to be transported. In the Jones Act trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economies, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).

Beginning in the 2020 first quarter, COVID-19 has resulted in disruptions in demand and oversupply of oil. Many analysts predict that gasoline and diesel demand will recover as 2020 progresses and that recovery will continue into 2021. Jet fuel demand is anticipated to remain well below 2019 levels through at least the end of 2021. These estimates include estimates on the prevalence of COVID-19 and the recovery of the U.S. economy. While COVID-19 has presented our industry and markets with significant challenges, we believe that we have thus far managed its impact on our business well, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As a result of the COVID-19 pandemic, we have implemented procedures to protect the health and safety of our employees, crew and contractors. These procedures and protocols are those mandated or recommended by the Centers for Disease Control and Prevention, the US Coast Guard, local ports and shipyards, and country and state specific requirements. They include such actions as providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, requiring crew members to disclose symptoms and the health of those they have been in contact with, sanitization of the vessels, mandating face coverings, social distancing and temperature checks, and requiring testing in certain instances. COVID-19 has also impacted planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue.

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

TCE rates for Jones Act Product Carriers and large ATBs (defined as vessels having carrying capacities greater than 140,000 barrels) available for service in the spot market decreased during the third quarter of 2020 compared to third quarter of 2019 for all of our vessel classes. The decrease in rates can be attributed to lower demand for coastwise crude oil and refined product as a result of the impact of COVID-19. This has been partially offset by the tightening of vessel supply through scrapping, lay ups and sales out of Jones Act service versus one new delivery since 2018. There were few spot market voyages in the third quarter of 2020 due to charterers securing time charters over the past year. This has led to minimal vessels available for spot voyages.

Our time charter coverage is substantial for the balance of this year. We contracted employment covering 77% of available operating days during the fourth quarter of 2020, which includes the ATC vessels recently purchased. Our deep book of time charters is expected to provide some insulation from the current market turmoil that has followed not only the outbreak of COVID-19, but also the decline in transportation fuel demand affecting both crude oil and refined product pricing. Our vessels were employed for 93% of available days during the third quarter of 2020, with 115 of a total 1,596 available days (available days excludes 193 days vessels were offhire due to drydock requirements) seeing vessels idle without employment.

The industry’s firm Jones Act orderbook as of September 30, 2020 consists of one large ATB with delivery scheduled in the fourth quarter of 2020, which is our order.

Delaware Bay lightering volumes averaged 49,000 b/d in the third quarter of 2020 compared with 92,000 b/d in the third quarter of 2019. Refinery demand for crude oil was significantly reduced in the third quarter of 2020 due to COVID-19, reducing the need for lightering services. We have contract minimums with our refinery customers that compensate us for barrels not lightered below those minimum amounts. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Due to the reduction in lightering volumes, we operate one, rather than two, lightering ATBs in the Delaware Bay. The second lightering barge is utilized in the Gulf of Mexico. In May 2020 the PES bankruptcy process resulted in the sale of the refinery complex, which will be permanently closed.

On March 12, 2020, our subsidiaries completed the purchase of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator from BP Oil Shipping Company USA and AP AMI Leasing Inc. (“BP”) and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The Alaskan Frontier is currently in layup. In connection with these transactions, we also completed the acquisition of the other members' interests in ATC, making ATC a wholly owned subsidiary of OSG. Operating results of these vessels are included from that date.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Results of Vessel Operations

During the three and nine months ended September 30, 2020, shipping revenues increased by $24,822 and $64,024, or 30.7% and 24.9%, respectively, compared to the same periods in 2019. The increases primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, and one ATB, OSG 204 and OSG Endurance.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Time charter equivalent revenues	$92,281	$76,502	$289,782	$241,360
Add: Voyage expenses	13,467	4,424	31,364	15,762
Shipping revenues	$105,748	$80,926	$321,146	$257,122

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2020 and 2019 between spot and fixed earnings and the related revenue days.

	2020		2019
Three Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$2,437	$61,418	$2,825	$57,494
Revenue days	67	922	184	1,009
Non-Jones Act Handysize Product Carriers:
Average rate	$32,089	$15,778	$32,809	$12,810
Revenue days	184	185	92	91
ATBs:
Average rate	$2,786	$29,616	$938	$21,507
Revenue days	60	86	14	166
Lightering:
Average rate	$79,214	$—	$56,923	$—
Revenue days	94	—	179	—
Alaska (a):
Average rate	$—	$58,669	$—	$—
Revenue days	—	276	—	—

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

	2020		2019
Nine Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$34,806	$60,999	$20,635	$57,192
Revenue days	248	3,061	431	2,950
Non-Jones Act Handysize Product Carriers:
Average rate	$29,137	$16,434	$25,213	$12,319
Revenue days	494	548	303	242
ATBs:
Average rate	$17,244	$27,119	$18,573	$21,565
Revenue days	277	175	188	685
Lightering:
Average rate	$59,145	$61,012	$65,984	$—
Revenue days	337	87	529	—
Alaska (a):
Average rate	$—	$58,643	$—	$—
Revenue days	—	605	—	—

(a) Excludes one Alaska vessel currently in layup.

During the third quarter of 2020, TCE revenues increased by $15,779, or 20.6%, to $92,281 from $76,502 in the third quarter of 2019. The increase primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, and one ATB, OSG 204 and OSG Endurance, and two Government of Israel voyages during the third quarter of 2020 compared to one during the third quarter of 2019. The increase was offset by (a) three fewer ATBs in our fleet, including one ATB sold in August 2020, (b) a 193-day increase in scheduled drydocking resulting in a $9,911 loss in revenues and (c) a decrease in Delaware Bay lightering volumes during the third quarter of 2020 compared to the third quarter of 2019. One vessel was redelivered from time charter during the third quarter of 2020 and placed in lay-up, a decision taken in light of the lack of spot market activity during the quarter.

Vessel expenses increased by $9,051, or 26.6%, in the third quarter of 2020 to $43,044 compared to $33,993 in the third quarter of 2019, primarily due to an increase in crewing costs. The increase in crewing costs was due to the addition of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet, which was offset by three fewer ATBs in our fleet, including one ATB sold in August 2020.

Depreciation and amortization increased by $1,929, or 14.5%, to $15,253 in the third quarter of 2020 compared to $13,324 in the third quarter of 2019. The increase primarily resulted from an increase in depreciation expense due to the Overseas Gulf Coast and Overseas Sun Coast, our two newbuild Marshall Islands flagged MR tankers, which entered service at the beginning of the fourth quarter of 2019, the addition of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet in March 2020 and the addition of our newbuild barge, OSG 204, which entered service during the second quarter of 2020.

During the nine months ended September 30, 2020, TCE revenues increased by $48,422, or 20.1%, to $289,782 from $241,360 during the nine months ended September 30, 2019. The increase primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator and one ATB, OSG 204 and OSG Endurance, which was delivered at the end of May 2020 and an increase in average daily rates earned by our fleet. The increase was offset by (a) two fewer ATBs in our fleet, (b) a 248-day increase in scheduled drydocking and (c) a decrease in Delaware Bay lightering volumes during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Vessel expenses increased 21.7%, or $21,496, to $120,456 for the nine months ended September 30, 2020 from $98,960 for the same period in 2019 primarily due to an increase in crewing costs. The increase in crewing costs was due to the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, offset by two fewer ATBs in our fleet.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Depreciation and amortization increased by $4,566, or 11.7%, to $43,488 during the nine months ended September 30, 2020 compared to $38,922 during the nine months ended September 30, 2019. The increase primarily resulted from an increase in depreciation expense due to the Overseas Gulf Coast and Overseas Sun Coast, our two newbuild Marshall Islands flagged MR tankers, which entered service at the beginning of the fourth quarter of 2019, the addition of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet in March 2020 and the addition of our newbuild barge, OSG 204, which entered service during the second quarter of 2020.

Our two U.S. Flag Product Carriers participate in the MSP, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For 2020, we expect to receive $5,000 for each vessel and up to $5,200 for each vessel beginning in 2021. During 2019, we received a $5,000 annual subsidy for each participating MSP vessel. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses

During the third quarter of 2020, general and administrative expenses increased by $852, or 16.1%, to $6,140 from $5,288 in the third quarter of 2019.The increase was primarily driven by an increase in compensation and benefit costs due to our acquisition of ATC and the resulting increase in headcount.

During the nine months ended September 30, 2020, general and administrative expenses increased by $2,998, or 17.7%, to $19,915 from $16,917 for the nine months ended September 30, 2019. The increase was primarily driven by an increase in compensation and benefit costs due to our acquisition of ATC and the resulting increase in headcount.

Interest Expense

Interest expense was $5,902 and $18,143 for the three and nine months ended September 30, 2020, respectively, compared with $6,047 and $19,124 for the three and nine months ended September 30, 2019, respectively. respectively. The decrease in interest expense was primarily associated with the decrease in the 30-Day LIBOR rate on our term loans, due 2023 and 2026, from the same period in 2019. The decrease was offset by additional debt outstanding at September 30, 2020 compared to at September 30, 2019.

Income Taxes

For the three months ended September 30, 2020 and 2019, we recorded income tax benefits of $192 and $694, respectively, which represented effective tax rates of 23% and 16%, respectively. For the nine months ended September 30, 2020 and 2019, we recorded an income tax (provision)/benefit of $(7,212) and $1,075, respectively, which represented effective tax rates of 19% and 32%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was substantially due to recording a return to provision benefit causing a more favorable discrete adjustment compared to a small pretax loss in the third quarter of 2020. The decrease in the effective tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the establishment of deductible expenses related to Code Section 162(m) in the first quarter of 2019, compared to pretax loss. The effective tax rate for the nine months ended September 30, 2020 was less than the statutory rate due to discrete tax benefits recorded relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2019 was more than the statutory rate due to the discrete tax benefit recorded in the first quarter of 2019 relating to Code Section 162(m) deductible expenses and the tonnage tax exclusion compared to the pretax loss.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Liquidity

Working capital at September 30, 2020 was approximately $(111,000) compared with approximately $(104,000) at December 31, 2019. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $(15,988) at September 30, 2020 compared to $(9,880) at December 31, 2019. The decrease in working capital was primarily due to increases in current installments of long-term debt and accounts payable, accrued expenses and other current liabilities. The increase in current installments of long-term debt was due to the Banc of America Alaska tankers term loan and OSG 204 LLC term loan, which we entered into during the first quarter of 2020. The increase in accounts payable, accrued expenses and other current liabilities was related to increases in (a) accrued drydock expenses due to a 248-day increase in scheduled drydocking from December 31, 2019, (b) accounts payable and accrued expenses due to the addition of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet and our acquisition of ATC and (c) payroll taxes payable due to our election to defer employer payroll tax under Section 2302 of the CARES Act. The decrease in working capital was offset by an increase in cash and cash equivalents primarily due to the proceeds we received from the OSG 204 LLC term loan.

As of September 30, 2020, we had total liquidity on a consolidated basis comprised of $54,140 of cash and cash equivalents (including $122 of restricted cash). We manage our cash in accordance with our intercompany cash management system, subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. The $122 of restricted cash as of September 30, 2020 was related to the Company’s Unsecured Senior Notes.

As of September 30, 2020, we had total debt outstanding (net of original issue discount and deferred financing costs) of $404,541 and a total debt to total capitalization of 52.0%, compared to $368,047 and 51.9%, respectively, at December 31, 2019. Net debt at September 30, 2020 was $350,523 compared to $326,544 at December 31, 2019.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the nine months ended September 30, 2020 was $52,270. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

We are presently assessing the impact of the expected discontinuation of LIBOR in 2021.

On July 30, 2020, the Company repaid, using cash on hand, its $24,000 term loan secured by the Overseas Gulf Coast.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Commitments

In 2019, the Company signed a binding contract for the construction of one approximately 204,000 BBL oil and chemical tank barge. The barge is expected to be delivered to the Company during the fourth quarter of 2020. The Company's commitments under the contract are $5,113 for the remainder of 2020.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2019, and as may be updated in our subsequent quarterly reports. The risks described in our Annual Report on Form 10-K for 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. In particular, the COVID-19 pandemic has impacted our industry and our business in significant ways, creating new risks and heightening existing risks. Such risks include:

●	Uncertainties in the oil trading markets, with volatile and unpredictable oil pricing;
●	Drastic decreases in demand that are expected to have a long duration;
●	Heightened risk of off-hire periods resulting from managing virus-related delays;
●	Potential and unknowable costs for testing, cleaning, quarantine, immunization and certifications;
●	Difficulty in easily accessing critical supplies - in particular face masks and other personal protective equipment;
●	Questionable reliability and effectiveness of testing methodologies and PPE;
●	Possible delays in receiving critical supplies and the services of specialized technicians;
●	Unavailability of inspectors and delays in vetting of the vessels;
●	The imposition of additional operational burdens on our crews;
●	Reduced availability and unavailability of airlines or other transportation to move our crews into position, and increased costs associated with such travel;
●	Compliance with mandates and recommendations of various regulatory agencies as they seek to react to continuously evolving information;
●	Health of our key employees to operate our vessels and executives to manage the business during this turbulent time;
●	Increased possibilities of refineries and other customers experiencing financial instability or going out of business;
●	Delayed receipt of payments owed to us; and
●	Increased costs to develop and implement policies and procedures to deal with all of these challenges.

As a result of the COVID-19 pandemic, the environment within which we operate is under ongoing stress, presenting risks and vulnerabilities that have previously not affected our performance. The level of uncertainty about the extent, duration and ultimate impact of the forces that are currently unsettling our markets has never been greater and will impact how supply, demand and price of crude oil will unfold in the months ahead. We expect to incur ongoing costs to address these challenges.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 6, 2020	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 6, 2020	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

