Form 10-K
period 2020-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2021-04-01
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $119,609,327, based on the closing price of $1.86 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

As of March 24, 2021, 86,674,209 shares of the issuer’s Class A common stock were outstanding. Excluded from these amounts are penny warrants, which were outstanding as of March 24, 2021, for the purchase of 3,654,795 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries, including Alaska Tanker Company as of its March 12, 2020 acquisition date.

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

The Company also makes available on its website its corporate governance guidelines, its code of business conduct, insider trading policy, anti-bribery and corruption policy and charters of the Audit Committee, Human Resources and Compensation Committee and Corporate Governance and Risk Assessment Committee of the Board of Directors. Except as otherwise noted, neither our website nor the information contained on that site, or connected to that site, is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain forward-looking statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means by which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectations with respect to future events or circumstances based on various factors and are subject to various risks, uncertainties, and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

●	public health threats, particularly the COVID-19 pandemic, which may impact the Company in many ways, including those noted below, as well as, increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;

i

●	volatile fluctuations in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and conditions in the oil and natural gas industry, including in reaction to the COVID-19 pandemic;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	the Company’s compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the refusal of certain customers to use vessels of a certain age;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	the inability to clear oil majors’ risk assessment processes;
●	the Company’s ability to use its net operating loss carryforwards;
●	significant fluctuations in the market price of the Company’s securities; and
●	provisions of Delaware law and the Company’s governing documents that could influence its ability to effect a change of control.

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

NON-GAAP FINANCIAL MEASURES AND SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with generally accepted accounting principles of the United States of America (“GAAP”). However, the Company has included in this Report certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this Report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other measures determined in accordance with GAAP.

ii

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

iii

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

Recycling—The disposal of vessels by demolition for recycled metal.

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

v

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries, including Alaska Tanker Company (“ATC”) as of its March 12, 2020 acquisition date, own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and petroleum products in the U.S. Flag trade. At December 31, 2020 the Company owned or operated a fleet of 25 vessels totaling an aggregate of approximately 1.7 million deadweight tons (“dwt”). Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com.

OSG primarily charters its vessels to customers for voyages for specific periods of time at fixed daily amounts through time charters. The Company also charters its vessels for specific voyages at spot rates. Spot market rates are highly volatile due to utilization while in the spot market, which is driven by market forces, including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products. Time charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “Fleet Operations—Commercial Management” below.

The ongoing Coronavirus pandemic has severely impacted global and national economies. Lockdown orders, business closures and travel restrictions among many other events have reduced the demand for many products, including petroleum. This has led to a significant reduction in refinery operations and end user demand for transportation fuels. The reduced demand has created extreme business uncertainty for our customers and the result has been a reluctance to enter into longer term transportation commitments. We believe that as their visibility and confidence in the future returns there will be a resumption of more typical customer behavior and time charter activity will rebound.

This has resulted in the non-renewal of charters for vessels whose time charters were ending late in 2020 and early in 2021. In response to this we have placed seven vessels in layup as of March 1, 2021. This allows us to reduce the costs associated with vessels that are without charter. We anticipate that this situation will resolve itself as vaccines are widely distributed and there is a lifting of the COVID-19 restrictions.

Strategy

We seek to maximize stockholder value by generating strong cash flows through combining the predictability of fixed time charter revenues with opportunistic trading in the spot market; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions, including acquisitions of competitive or adjacent businesses. The key elements of our strategy are to:

●	Generate strong cash flows by capitalizing on our leading Jones Act market position, complementary time charter and spot market exposures, and long-standing customer relationships;
●	Emphasize the quality of our operations and adhere to the highest safety and environmental standards attainable; and
●	Seek out opportunities to increase scale and drive cost efficiencies through a disciplined approach to investment in core and adjacent asset classes to maximize return on capital across market cycles.

We believe we are well-positioned long-term to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the U.S. market. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades. Our market position allows us to maintain long-standing relationships with many of the largest energy companies, which in some cases date back many decades. We consider attaining the stability of cash flow offered by medium-term charters to be a fundamental characteristic of the objectives of our chartering approach. However, considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point and balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge. Over time, we pursue an overall chartering strategy that seeks to cover the majority of available operating days with medium-term time charters. A policy of medium-term charters may not be profitable or prove achievable under certain market conditions. As such, during periods of uncertainty in the markets within which we operate, more of our vessels will be exposed to the more volatile and less predictable spot market with a corresponding impact on the amount of revenue our vessels may earn.

We believe that OSG has good standing in the community of our customers, our peers and our regulators, with a long established reputation for maintaining the highest standards in both protecting the environment and maintaining the health and safety of all of our employees. We believe that continued improvement in these areas is important not only to the constituents directly affected, but equally as important in sustaining a key differentiating competitive factor amongst the customers we serve.

We actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessel assets as part of our effort to achieve attractive returns on capital. We seek to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or new-build contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also seek to engage in opportunistic dispositions or repurposing of our vessel assets where we can achieve attractive values relative to their anticipated future earnings from operations as we assess market cycles and requirements. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of crude oil, refined product, and potentially other U.S. Flag vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the U.S. Flag market.

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top three customers comprised 34.1% of shipping revenues during the year ended December 31, 2020. See Note 2 - “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2020 and 2019.

1	Overseas Shipholding Group, Inc.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2020, OSG’s operating fleet consisted of 25 vessels, 13 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned	Vessels Chartered-In	Total at December 31, 2020
Vessel Type	Number	Number	Total Vessels	Total dwt (3)
Handysize Product Carriers (1)	6	11	17	810,825
Crude Oil Tankers (2)	3	1	4	772,194
Refined Product ATBs	2	—	2	54,182
Lightering ATBs	2	—	2	91,112
Total Operating Fleet	13	12	25	1,728,313

(1)

Includes two owned shuttle tankers, 11 chartered-in tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program, all of which are U.S. flagged, as well as two owned Marshall Island flagged non-Jones Act MR tankers trading in international markets.

(2)	Includes three crude oil tankers doing business in Alaska and one crude oil tanker bareboat chartered-in and in layup.
(3)	Total dwt is defined as aggregate deadweight tons for all vessels of that type.

Commercial Management

Time-Charter Market

The Company’s operating fleet includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions. Time charters constituted 82% of the Company’s shipping revenues in 2020 and 74% in 2019 and 84% of the Company’s TCE revenues in 2020 and 77% in 2019.

Spot Market

Voyage charters and COAs constituted 18% of the Company’s shipping revenues in 2020, 26% in 2019, and 16% of the Company’s aggregate TCE revenues in 2020 and 23% in 2019. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile due to utilization while in the spot market, which is driven by market forces, including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

Seasonal trends affect oil consumption and consequently vessel demand. While trends in consumption vary with seasons, peaks in demand quite often precede the seasonal consumption peaks as refiners and suppliers try to anticipate consumer demand. The timing of peaks in oil demand vary within the markets in which we operate. Available tonnage is affected over time by the volume of newbuild deliveries, the number of tankers used to store clean products and crude oil, and the removal (principally through recycling or conversion) of existing vessels from service. Recycling is affected by the level of freight rates, recycling prices, vetting standards established by charterers and terminals and by U.S. governmental regulations that establish maintenance standards. Voyage charters include COAs on three vessels. Changes in the percentage contributions are therefore affected by Delaware Bay lightering volumes. In addition, as ships come off of their time charters, they may be forced into short-term trades.

2	Overseas Shipholding Group, Inc.

Business Segment

The Company has one reportable business segment. The Company’s 24 active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates two Marshall Islands flagged MR tankers that trade internationally. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that satisfy Jones Act requirements, including requirements that vessels be constructed in the United States and owned by companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies with a ship that participates in the program receives an annual stipend that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,058 on one vessel and $4,607 on one vessel in 2020 and $5,000 for each vessel in 2019.

Under the terms of the program, the Company expects to receive up to $5,200 annually for each vessel during 2021. The Company does not receive a stipend with respect to any days for which a vessel operates under a time charter to a U.S. government agency.

Maritime Administration of the U.S. Department of Transportation (“MarAd”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering activity, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MarAd if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MarAd and the Company. For the years ended December 31, 2020 and 2019, liquidated damages incurred were not material.

On March 12, 2020, the Company’s subsidiaries completed the purchase of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator from BP Oil Shipping Company USA and AP AMI Leasing Inc. (“BP”) and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The Alaskan Frontier is currently in layup. In connection with these transactions, the Company also completed the acquisition of the other members’ interests in ATC, making ATC a wholly owned subsidiary of OSG. Operating results of these vessels are included from that date.

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

3	Overseas Shipholding Group, Inc.

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

HUMAN CAPITAL

We are dedicated to providing safe, reliable and environmentally sound transportation services to our customers, and our employees are critical to achieving this mission. In order to achieve this, it is crucial that we continue to attract and retain experienced and qualified employees. We emphasize ethical behavior and respect and promote equal opportunity by creating a culture of trust, accountability and empowerment. The sense of responsibility shared by OSG’s mariners and the shore-based support team in meeting the essential need to supply transportation fuels to the markets that we serve is commendable.

As of December 31, 2020, the Company had approximately 931 employees comprised of 848 seafarers and 83 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions which, as of December 31, 2020, covered 658 of the seafarers employed on the Company’s vessels. These agreements are in effect for periods ending between March 2021 and June 2022. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation packages that include base salary as well as employees benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, and certain postretirement benefits.

Training and Education. Our seafarers are highly trained with many officers having both USCG licenses as well as business or engineering degrees. Regardless of position, specialized training to work in the industry based on USCG requirements, as well as vessel specific training within our fleet is a necessity. Years of experience is required in order to move into higher levels of authority on our vessels. Our training and education programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our vessels. We regularly conduct safety reviews to ensure compliance with applicable regulations and all policies and procedures.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, certifications by crew members to disclose symptoms and the health of those they have been in contact with, sanitization of the vessels, mandating face coverings, social distancing and temperature checks, and requiring testing and quarantining in certain instances. Protocols were developed with the coordination and assistance of the unions in order to provide consistency within the industry.

Having a well-maintained fleet is also critical to create an environment where our crew can work safely. Our fleets undergo regular and frequent surveys by classification societies and regulatory bodies as well as vettings by our customers on an ongoing basis. Issues identified are swiftly addressed. Our seafarers are encouraged to provide transparent reporting of issues and near-misses, in order to remedy conditions as soon as they are observed.

COMPETITION

OSG’s primary competitors are operators of U.S. Flag oceangoing barges and tankers, operators of rail transportation for crude oil, and operators of refined product pipelines systems that transport refined petroleum products directly from U.S. refineries to markets in the United States. In addition, indirect competition comes from International Flag vessels transporting imported refined petroleum products.

ENVIRONMENTAL, SAFETY AND SECURITY MATTERS

The majority of OSG’s vessels are registered in the United States and are subject to the jurisdictional oversight of the USCG. OSG also owns and operates two vessels registered in the Marshall Islands that are subject to the jurisdictional oversight of the Republic of Marshall Islands (“RMI”) registry.

OSG is also subject to compliance with several other government agency regulations including but not limited to the Environmental Protection Agency (“EPA”), the Maritime Administration of the United States Department of Transportation, and the United States Customs and Border Protection Agency. OSG vessels are classed with the American Bureau of Shipping (“ABS”) and are subject to the requirements of the classification society in addition to regulatory oversight on behalf of the USCG (under various protocols and agreements covering certain statutory survey and certification functions for U.S. flagged vessels) and on behalf of the RMI (under various protocols and agreements covering certain statutory survey and certification functions for Marshall Islands flagged vessels).

The majority of vessels owned and operated by OSG are engaged in U.S. coastwise trade, with some vessels engaged in trade to and from countries outside of the United States. OSG’s vessels operate in a highly regulated environment, subject to international conventions and international, national, state and local laws and regulations in force in the countries such vessels call upon, significantly affecting the operation of the vessels. Among the more significant of the international conventions to which the United States is signatory are the International Convention for the Prevention of Pollution from Ships (“MARPOL”), the International Convention for the Safety of Life at Sea (“SOLAS”), and the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers.

Geopolitical reactions to industry-related accidents have historically heightened the level of environmental, health, safety and security awareness among various stakeholders, including insurance underwriters, regulators, and charterers, leading to increased regulatory requirements and more stringent inspection regimes on all vessels. In recognition of this heightened awareness, OSG has set appropriate internal controls intended to monitor regulatory developments and to implement measures intended meet the higher expectations of our stakeholders.

OSG is required to maintain operating standards for all its vessels emphasizing operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of its officers and crews and compliance with international and United States regulations, including regular and rigorous in-house inspections and audits. In addition, a variety of governmental and private entities subject OSG’s vessels to both scheduled and unscheduled inspections. These entities include USCG, local port state control authorities (harbor master or equivalent), flag states, coastal states, Classification Societies and customers, particularly major oil companies and petroleum terminal operators. Certain of these entities require OSG to obtain permits, licenses and certificates for the operation of its vessels. Failure to maintain necessary documents or approvals could require OSG to incur substantial costs or temporarily suspend operation of one or more of OSG’s vessels.

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

Regulations Preventing Pollution of Seas by Oil

The maritime industry is subject to numerous regulations and conventions intended to prevent pollution of the seas from ships. Regulated pollution sources include but are not limited to oil, hazardous substances, garbage, sewage, ballast water, antifouling paint and biofouling organisms.

MARPOL Annex I addresses requirements for the prevention of pollution by oil and oily materials generated in the engine room and from the cleaning of cargo tanks, while MARPOL Annex II addresses requirements for the prevention of pollution by noxious liquid substances (“NLSs”).

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the United States territorial sea and the 200 nautical mile exclusive economic zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA 90 and CERCLA impact OSG’s operations. OPA 90 amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt Vessel Response Plans (“VRPs”), including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a worst case scenario. The requirements also require OSG to identify and seek to ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a worst case discharge. The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters to ensure an immediate response to an oil spill or vessel emergency. OPA 90 also requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. OSG maintains valid USCG approved VRPs for each of its tank and non-tank vessels.

IMO regulations require owners and operators of vessels to adopt Shipboard Oil Pollution Emergency Plans (“SOPEPs”), including periodic training and drills for response personnel and for vessels and their crews. In addition to SOPEPs, OSG has adopted Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any NLSs. OSG’s SOPEPs and SMPEPs remain valid.

US Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are responsible parties who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. On November 12, 2019, the limits of OPA 90 liability were increased as follows: (i) for tank vessels with qualifying double hulls to the greater of $2,300 per gross ton, or approximately $19.9 million per vessel over 3,000 gross tons; and (ii) for non-tank vessels, to the greater of $1,200 per gross ton, or approximately $0.1 million per vessel.

The statute specifically permits individual states to impose their own liability regimes for oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil). Liability under CERCLA is limited to the greater of $300 per gross ton, or $5 million.

5	Overseas Shipholding Group, Inc.

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

OPA 90 requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability consistent with the limits of liability described above. Under OPA90 regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty, or an alternative method subject to approval by the director of the USCG National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA.

OSG has provided the requisite proofs of financial security and has received Certificates of Financial Responsibility from the USCG for each of its vessels required to have one. OSG carries various forms of marine insurance for each of its vessels, with pollution liability insurance in the amount of $1.0 billion, and deductibles ranging from $0.025 million to $0.030 million per vessel per incident. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on OSG’s business.

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

These conventions calculate liability in terms of Special Drawing Rights currency values. The figures in this section are therefore converted into U.S. dollars based on currency exchange rates on January 4, 2021 and are approximate.

Under the 1992 Protocol, the owner’s liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Under the 2000 amendments to the 1992 Protocol, which became effective on November 1, 2003, liability is limited to $6.5 million for a ship not exceeding 5,000 units of tonnage, $6.5 million plus $914 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $127.2 million for vessels over 140,000 gross tons, subject to the exceptions discussed above for the 1992 Protocol.

6	Overseas Shipholding Group, Inc.

Vessels trading in states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The United States is not a party to the 1969 Convention or the 1992 Protocol. In other jurisdictions where the 1969 Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. OSG believes that its protection and indemnity insurance will cover any liability under the plan adopted by the IMO.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which became effective on November 21, 2008, is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. While the United States has not yet ratified this convention, vessels operating internationally would be subject to it, if sailing within the territories of those countries that have implemented its provisions. OSG believes that its vessels comply with these requirements.

Regulations Preventing Pollution of Seas by Sewage

MARPOL Annex IV (“Annex IV”) as well as the U.S. Code of Federal Regulations regulate the discharge of sewage to sea as the discharge of raw sewage into the sea can create a health hazard, can lead to oxygen depletion and can be an obvious visual pollution in coastal areas. Annex IV also includes regulations regarding the ships’ equipment and systems for the control of sewage discharge, the provision of port reception facilities for sewage and requirements for survey and certification. OSG has implemented all regulatory requirements and believes that its vessels comply with these requirements.

Sewage discharge is also subject to national and local regulations which set forth further restrictions, in some cases prohibiting the discharge of treated sewage and the establishment of No Discharge Zones (“NDZs”). The most recent NDZs were introduced in Puget Sound in Washington State in 2018, prohibiting the discharge of treated or untreated sewage. OSG vessels are all equipped with Marine Sanitation Devices compliant with regulatory requirements for each type of vessel, has implemented controls to comply with various international, national and state regulatory requirements. OSG believes that its vessels comply with these requirements. If other NDZs are introduced or other new or more stringent requirements relating to sewage discharges by vessels are adopted by the states or countries where OSG’s vessels operate, compliance may require OSG to incur substantial capital expenditures.

Regulations Preventing Pollution of Seas by Garbage

MARPOL Annex V, as well as, the U.S. Code of Federal Regulations regulates the prevention of pollution to sea by garbage. The most recent amendment to Annex V, which came into effect March 1, 2018, implemented greater restrictions in the type of garbage able to be discharged to sea, added e-waste to the categories of garbage to be collected, stored, processed and disposed of, and required changes to the manner in which garbage is recorded. OSG has implemented all regulatory requirements and believes that its vessels comply with these requirements.

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

7	Overseas Shipholding Group, Inc.

Fuel used by all vessels operating in or transiting through the ECA cannot exceed 0.1% m/m sulfur. More stringent NOx emission Tier III emission limits are applicable to engines installed on ships constructed on or after January 1, 2016 operating in ECAs. OSG believes that its vessels comply with the current requirements of MARPOL Annex V ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of fuel costs associated with operating in another ECA.

Commencing January 1, 2020, the global sulfur cap for ship operations was reduced from 3.5% m/m to 0.5% m/m outside ECAs as legislated by MARPOL Annex VI. In ECAs, the limit remains at 0.1% m/m.

In 2019, OSG commenced operating two new Marshall Islands flag tankers equipped with open-loop exhaust gas cleaning systems (“EGCS”) designed to burn high-sulfur bunker fuel to comply with the 0.5% sulfur limit. OSG has implemented all regulatory requirements associated with the use of EGCS.

In July 2011, the IMO further amended Annex VI to include energy efficiency standards for new ships through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards apply to new ships of 400 gross tons or above (except those with diesel-electric, turbine or hybrid propulsion systems). New ships for purposes of this standard are those for which the building contract was placed on or after January 1, 2013; or in the absence of a building contract, the keel of which is laid, or which is at a similar stage of construction, on or after July 1, 2013; or the delivery of which is on or after July 1, 2015. The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption, as well as, air and marine pollution. The composition of OSG’s fleet of vessels, as of December 31, 2020, includes two vessels under which the EEDI standards apply.

The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. built ships to meet lower NOx standards. EPA Tier 2 standards were phased in beginning in 2004 and generally reduced NOx emissions by 27% and introduced a particulate matter limit (“PM”) for the first time. EPA Tier 3 standards were phased in beginning in 2009 and represented a 50% reduction in PM and a 20% reduction in NOx over Tier 2 levels. EPA Tier 4 standards were phased in beginning in 2014 and represented a 90% reduction in PM and 80% reduction in NOx compared to Tier 2 levels and generally required advanced technology such as selective catalytic reduction or exhaust gas recirculation. Adoption of these and emerging standards may require substantial modifications to some of OSG’s existing marine diesel engines and may require OSG to incur substantial capital expenditures if the engines are replaced.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to draft State Implementation Plans (“SIPs”), designed to attain national health-based air quality standards in major metropolitan and industrial areas. Several SIPs regulate emissions resulting from tank vessel loading and degassing operations by requiring the installation of vapor control equipment. OSG’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. All OSG’s vessels are equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, OSG believes, based upon the regulations that have been proposed to date, no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

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

8	Overseas Shipholding Group, Inc.

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases (“GHGs”), which contribute to global warming. The United Nations Climate Change Conference forged a new international framework in December 2015 (the “Paris Agreement”), which entered into force on November 4, 2016. The Paris Agreement sets a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of greenhouse gas (“GHG”) emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive nationally determined contributions. In 2016, the United States signed the Paris Agreement but, in August 2017, the U.S. State Department officially informed the United Nations of the United States’ intent to withdraw. On January 20, 2021, the United States rejoined the Paris Agreement.

Though the Paris Agreement does not specifically mention shipping, the IMO is committed to developing limits on GHGs from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The IMO’s fourth study of GHG emissions was released on August 4, 2020 indicating a 9.6% increase in GHG emissions from global maritime shipping since 2012 and predicted an increase by up to 50% over the next few decades to 2050, relative to 2018, if measures are not taken to reduce GHG emissions from international shipping by at least 50% by 2050 compared to 2008.

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

In 2011, the European Commission established a working group on shipping to provide input to the European Commission in its work to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The EU Monitoring, Reporting, Verification Regulation (“MRV”) was adopted on April 29, 2015 and creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport. The MRV requires large ships (over 5,000 gross tons) conducting cargo operations in EU ports commencing January 1, 2018, to collect and later publish verified annual data on carbon dioxide emissions. OSG believes that its vessels are in compliance with these regulations.

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

In 2011, IMO’s Greenhouse Gas Work Group agreed on Ship Energy Efficiency Management Plan (“SEEMP”) development guidelines which entered into force on January 1, 2013. The primary objective of the SEEMP is to improve the overall operating efficiency of a ship through the implementation of optimized methods for energy and fuel savings. An energy efficiency certificate is issued for both new and existing ships of 400 gross tons or above and remains valid throughout its lifetime, until the ship is withdrawn from service, unless a new certificate is issued following a major conversion of the ship or until transfer of the ship to the flag of another state. In 2016, the IMO revised the SEEMP guidelines requiring vessels to implement a ship-specific fuel oil consumption data plan to collect, aggregate and report ship data with regard to annual fuel oil consumption, distance traveled, hours underway and other data required by regulation 22A of MARPOL Annex VI. This requirement took effect on January 1, 2019 and is to be administered by the USCG for U.S. Flag vessels and the RMI for Marshall Islands flag vessels. In 2020, OSG submitted its first annual fuel oil consumption data for 2019 to the IMO through USCG’s recognized organization, the American Bureau of Shipping.

OSG believes that its vessels are compliant with the current requirements of Annex VI and the EPA. Additionally, OSG believes for its vessels that operate in the EU, they are compliant with the regional mandates applicable in the EU. Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, United States or other countries where OSG operates that restrict emissions of GHGs could require significant additional capital or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s results of operations.

9	Overseas Shipholding Group, Inc.

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

The United States is not a signatory to the BWM Convention, and is not expected to be in the future, since it currently regulates ballast water management under two federal, partially overlapping regulatory schemes. One is administered by the USCG under the National Aquatic Nuisance Prevention and Control Act of 1990, as amended by the National Invasive Species Act of 1996, and the other is administered by the EPA under the U.S. Clean Water Act (“CWA”). Several U.S. states also have their own supplemental requirements. Since the U.S. is not a signatory to the BWM Convention, U.S. Flag vessels cannot be issued a Ballast Water Management Certificate. Instead, the American Bureau of Shipping has been authorized to issue a Statement of Voluntary Compliance (“SOVC”) to any U.S. Flag vessel that has an approved Ballast Water Management Plan that contains the information required by the BWM Convention. A SOVC is expected to satisfy the requirements of Port State Control in countries that are a signatory to the BWM Convention, but it is not guaranteed to do so.

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports as noted above is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System (“NPDES”), OSG is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents including the submission of annual reports for each vessel OSG operates. The VGP, which was first issued in 2008 and subsequently reissued in 2013, identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the performance standards implemented under USCG’s 2012 final rule and the IMO Convention. It also sets more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The EPA’s phase-in schedule generally matches that of the USCG. The EPA determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. In the ERP, the EPA states that vessels that have missed their compliance dates to meet the numeric discharge limits for ballast, but have received an extension from the USCG, are in compliance with all of the VGP’s requirements, other than the numeric discharge limits, and meet certain other requirements, will be considered a low enforcement priority. While OSG believes that any vessel that is or may become subject to the VGP’s numeric discharge limits while in a USCG extension period will be entitled to such low priority treatment as per the ERP, no assurance can be given that they will do so.

On December 4, 2018, the “Vessel Incidental Discharge Act” (“VIDA”) was signed into law and restructures the way EPA and the USCG are to regulate incidental discharges in the future, including prohibiting EPA and individual states from permitting these discharges under the NPDES permitting program. Instead, the discharges will be regulated under a new CWA Section 312(p) program: Uniform National Standards for Discharges Incidental to Normal Operation of Vessels. VIDA is expected to phase out provisions of the VGP and existing USCG regulations over a four-year period, replacing them with EPA-developed National Standards of Performance (“NSPs”) and USCG implementation, compliance and enforcement regulations for those NSPs, which are expected to become effective in December 2022.

10	Overseas Shipholding Group, Inc.

In March 2012, the USCG promulgated its final rule on ballast water management for the control of nonindigenous species in U.S. waters. While generally in line with the performance standards set out in the BWM Convention, the final rule requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be type approved by the USCG. Under this rule, a treatment system is required to be installed (or equivalent method of management employed) by the vessel’s first regularly scheduled drydocking after January 1, 2016. The USCG issued over 14,000 extensions for vessels, due to delays in their type approval process, which generally delayed their compliance dates another five years, including various OSG owned and operated vessels. In 2020, OSG began installing ballast water treatment systems on its vessels with the final installation to be completed in 2023.

OSG complies with these regulations through ballast water management plans implemented on each of the vessels it technically manages. To meet existing and anticipated ballast water treatment requirements, including those contained in the BWM Convention, OSG has a fleetwide action plan to comply with IMO, EPA, USCG and possibly more stringent U.S. state mandates as they are implemented and become effective, which may require the installation and use of costly control technologies. OSG anticipates that, in the next several years, compliance with the various conventions, laws and regulations relating to ballast water management that have already been adopted or that may be adopted in the future will require substantial additional capital or operating expenditures and could have operational impacts on OSG’s business.

Safety of Life at Sea

The SOLAS convention addresses the safety of merchant ships. Amendments to the SOLAS conventions come into force yearly and flag states are responsible for ensuring that ships under their flag comply with its requirements.

The majority of OSG’s vessels are currently registered in the United States, except for two that are registered in RMI, who in coordination with the classification society, inspect vessels to ensure compliance with SOLAS requirements as well as requirements listed in the Code of Federal Regulations, as applicable. Control provisions also allow contracting governments to inspect ships of other contracting states if there are clear grounds for believing that the ship and its equipment do not substantially comply with the requirements of the SOLAS convention - this procedure is known as port state control. Various certificates are prescribed by the SOLAS convention as proof of compliance and issued to vessels by the U.S. Coast Guard and by the classification society on their behalf. OSG believes that its vessels comply with the current requirements of SOLAS, as applicable, to the type of vessel operated.

Under the ISM Code, promulgated by the IMO, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. OSG has a safety management system for each of its operating subsidiaries, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as, defined levels of responsibility. The ISM Code requires OSG to have a Document of Compliance (“DoC”) for the vessels it operates and a Safety Management Certificate (“SMC”) for each vessel it operates. Once issued, these certificates are valid for a maximum of five years. OSG in turn must undergo an annual internal audit and an external verification audit to maintain the DoC. In accordance with the ISM Code, each vessel must also undergo an annual internal audit at intervals not to exceed 12 months and vessels must undergo an external verification audit twice in a five-year period.

OSG maintains a DoC which was reissued for five years on September 17, 2017 with requirements for annual audits by the USCG. ATC maintains a DoC which was reissued for five years on July 11, 2019 with requirements for annual audits by the USCG. OSG is also certified to the SQE requirements of the ABS Guide for Marine Health, Safety, Quality, Environmental and Energy Management, which also includes meeting the requirements of the International Standards of Organization in ISO9001:2015 (Quality Management) and ISO14001:2015 (Environmental Management) for the management of operation of oil tankers, chemical tankers and other cargo ships.

11	Overseas Shipholding Group, Inc.

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

OSG believes that none of its vessels meet the sub-standard vessel definitions contained in the EU legislation. EU directives require EU member states to introduce criminal sanctions for illicit ship-source discharges of polluting substances (e.g., from tank cleaning operations) which result in deterioration in the quality of water and has been committed with intent, recklessness or serious negligence. Certain member states of the EU, by virtue of their national legislation, already impose criminal sanctions for pollution events under certain circumstances. OSG cannot predict what additional legislation or regulations, if any, may be promulgated by the EU or any other country or authority, or how these might impact OSG.

In 2013, the European Parliament and the Council of the European Union (EU) adopted the Ship Recycling Regulation (EU SRR) which entered into force on December 31, 2018. This regulation is intended to reduce the negative impacts linked to the recycling of ships flying the flag of Member States of the EU. The EU SRR also affects non-EU-flagged vessels, as ships flying a third-country flag (non-EU flag) calling at a port or anchorage of an EU member state shall have a certified Inventory of Hazardous Material (IHM), commencing December 31, 2020. OSG has conducted IHM surveys on five of its vessels that call upon EU countries and will need to implement a certified IHM on any other vessels planning to call upon the EU.

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

OSG monitors the waters in which its vessels operate for pirate activity. Company vessels that transit areas where there is a high risk of pirate activity follow best management practices for reducing risk and preventing pirate attacks compliant with protocols established by the naval coalition protective forces operating in such areas.

In recent years, the maritime community has commenced addressing the vulnerability of ship operations to cyber security threats, both at sea and while in port. Exposure to these threats has become pervasive due to the increasing reliance on information and operating technology systems used in the management of ship operations. Because these systems control multiple aspects of ship operations, they become integral parts of system and operational safety. In 2014 IMO’s Maritime Safety Committee supported a Canadian and U.S. recommendation to develop voluntary guidelines on maritime cyber security practices. Since then, a wide variety of regulatory requirements and best practice guidance has been generated by industry stakeholders. In December 2016, the USCG published a cybersecurity policy letter regarding the criteria and process for the reporting of suspicious activity and breach of security and added cybersecurity to the list of security items covered by the MTSA. In June 2017, IMO adopted a resolution to encourage member governments to ensure that cyber risks are appropriately addressed in safety management systems no later than the first annual verification on OSG’s DoC after January 1, 2021.

Security breaches and viruses could expose OSG to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of our third-party vendors to prevent security breaches) could also cause existing clients to lose confidence in our systems and could adversely affect our reputation, cause losses to us or our clients, damage our brand and increase our costs. OSG completed a fleetwide upgrade of its Information Technology (“IT”) systems in 2020 to further protect its infrastructure against the threat of security breaches and computer viruses. OSG has also implemented a variety of required cyber security protocols and believes that both its operating technology and IT systems are appropriately protected.

12	Overseas Shipholding Group, Inc.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies (“IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which will apply to crude oil tankers and dry bulk carriers to be constructed on or after July 1, 2015. All OSG’s vessels are currently, and OSG expects will be, certified as being “in class” by the ABS, a major classification society. All new and secondhand vessels that OSG acquires must be certified prior to their delivery under OSG’s standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, OSG has no obligation to take delivery of the vessel.

INSURANCE

Consistent with the prevailing practice in the industry, OSG presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet, as well as for other perils faced by vessel owners and operators in varying limits. Currently, the fleet is entered through membership in four different mutual protection and indemnity associations (“P&I Associations”), all of whom are members of the International Group of P&I clubs. The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each other’s liabilities. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion through reinsurance arrangements. As a member of a P&I Association that is a member of the International Group, OSG is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual P&I Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. Each of OSG’s vessels is insured by one of four P&I Associations with deductibles ranging from $0.025 million to $0.150 million per vessel per incident. While OSG has historically been able to obtain pollution coverage at commercially reasonable rates, no definitive assurances can be given that such insurance will continue to be available in the future.

13	Overseas Shipholding Group, Inc.

OSG also carries marine hull and machinery and war risks (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its owned and operated vessels except for one where the risk is borne by the vessel’s owner as noted under the contract. The vessels are each covered up to at least their fair market value, with deductibles ranging from $0.1 million to $0.125 million per vessel per incident. OSG is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to a maximum aggregate loss of $0.750 million per policy year.

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

Tonnage Tax

OSG made an election to have the foreign operations of OSG’s U.S. Flag vessels taxed under a “tonnage tax” regime rather than the usual U.S. corporate income tax regime. As a result, OSG’s gross income for U.S. income tax purposes with respect to eligible U.S. Flag vessels does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the United States and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. OSG’s taxable income with respect to the operations of its eligible U.S. Flag vessels, of which there are two, is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

On September 30, 2019, OSG took delivery of two Marshall Islands flagged vessels which are trading in the international markets under one-year time charters. As these new vessels are not U.S. Flag vessels, they do not qualify for the U.S. income tax exclusion described in the above paragraph. Therefore, the operations are subject to U.S. taxation and included in the calculation of taxable income. In addition, the Marshall Islands flagged vessels will be taxed under the “daily notional taxable income” under the Marshall Islands tonnage tax regime. The daily notional taxable income from the operation of the vessels are $500 for 2,500 net tonnage or less, 20 cents per net tonnage between 2,501 to 5,000 net tonnage, 17 cents per net tonnage between 5,001 to 25,000 net tonnage, 15 cents per net tonnage between 25,001 to 50,000 net tonnage and 12.5 cents per net tonnage over 50,000 net tonnage. The tonnage tax of the vessels is the product of its daily notional taxable income and the percentage of days during the taxable year the vessels operate in U.S. foreign trade.

14	Overseas Shipholding Group, Inc.

ITEM 1A. RISK FACTORS

Our business, including our operating results and financial condition, are subject to a wide variety of risks, including risks not currently known to us or that we currently deem to be immaterial but that could materially and adversely affect our business. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes. Actual dollar amounts are used in this section.

Risks Related to the COVID-19 pandemic

The COVID-19 pandemic has materially and adversely impacted the global and US economies. The economic headwinds posed by this have impacted our industry and our business and depending upon its duration and severity will continue to do so for the foreseeable future.

The COVID-19 pandemic has impacted our industry and our business in significant ways, creating new risks and heightening existing risks. The environment within which we operate is, has been, and continues to be under ongoing stress, presenting risks and vulnerabilities that have previously not affected our performance. The level of uncertainty about the extent, duration and ultimate impact of the forces that are currently unsettling our markets has never been greater and will impact how supply, demand and price of crude oil will unfold in the months ahead. Direct management and operational risks exist now and are likely to continue and increase in the future relating to our ability to effectively sustain operational readiness. Maintaining the health of our key employees to operate our vessels and executives to manage the business during this turbulent time is critical. Our ability to adapt and implement policies and procedures in this regard, and to anticipate associated costs, are subject to developing consensus with relevant constituencies, including regulatory authorities, health officials, unions, customers, and those in our industry and supply chain, to achieve consistency and a common approach to coping with the very real and very difficult problems presented by COVID-19.

We have experienced, and there are heightened risks that we will continue to experience for the foreseeable future relating to: (i) drastic decreases in demand; (ii) uncertainties in the oil trading markets, with volatile and unpredictable oil pricing; (iii) heightened risk of off-hire periods resulting from managing virus-related delays; (iv) incurring costs for testing, cleaning, quarantine, immunization and certifications; (v) ability to comply with what are evolving, and sometimes conflicting, logistical health and safety protocols. (vi) difficulty in easily accessing critical supplies such as face masks and other personal protective equipment; (vii) risks related to the reliability and effectiveness of testing methodologies and PPE; (viii) delays in receiving critical supplies, in receiving services of specialized technicians and inspectors, and in concluding vetting of the vessels; (ix) restrictions on travel to or from countries in which OSG operates, or the inability to access certain areas; (x) reduced availability of airlines and other transportation modes to move our crews into position and increased costs associated with such travel; (xi) challenges getting crew to and from the vessels in a manner that both protects their personal safety and endeavors to assure that a joining crew member is not bringing COVID-19 onboard or is otherwise affecting a vessel’s acceptability in service; (xii) increased costs to develop, implement and enforce policies and procedures to deal with all of these challenges; and (xiii) restricted port policies for pilots, tugs and inspections.

Further risks relate to potential longer-term impacts of the pandemic on our Jones Act trade. The models we typically use to forecast demand may not be reliable in the wake of this health emergency. A V-shaped recovery is not expected in transportation fuel demand, with uneven recovery predicted in various fuel sectors. The shape and speed of fuel demand recovery could have significant negative impacts on our key customers, refineries in particular, which would likely have a material impact on both domestic tank vessel demand as well as on OSG’s expected forward revenue streams.

As of March 1, 2021, we have seven vessels in layup due to the lack of demand. While laying up a vessel mitigates our risks and lowers our cost, there are costs involved and no offsetting revenue. For those vessels in service, we are experiencing reduced cargo volumes and increased idle times, derivatives of falling refinery runs and unprecedented demand destruction for transportation fuels arising out of stay-at-home policies in many populated regions.

Volatility in rates is expected to continue. The overall level of crude oil production cuts in the U.S. over the coming months and the impact of these cuts on the relative price differentials between domestic and comparable international crude oil are significant factors for the U.S. trades. Even if energy prices rise, the fact that crude oil production has declined, coupled with the increase of tonnage released back into the market once product stored is delivered for consumption, will likely impact negatively on future rates. We have heightened exposure to risks to those of our vessels operating on the spot market, as rate and utilization assumptions for those vessels must cover a wide range of possible scenarios.

15	Overseas Shipholding Group, Inc.

Risks Related to Our Company

The Company may not be able to generate sufficient cash to service all of its indebtedness and could breach covenants in its credit facilities and term loans.

The Company’s earnings, cash flow and the market value of its vessels vary significantly due to direct impacts of the COVID-19 pandemic, general economic, competitive and market conditions affecting the industry, and the cyclical nature of the tanker industry, with many of these factors beyond the control of the Company. The amount of debt that OSG can manage in some periods may not be appropriate for other periods and OSG’s ability to meet the financial covenants to which it is subject or may be subject in the future may be at risk. Any insufficiency could negatively impact OSG’s business.

The term loan, due 2023, contains certain restrictions relating to new borrowings, the movement of funds between OBS and OSG, and financial covenants. Other financings to which OSG is a party contain similar restrictions and financial covenants. Insufficiencies in earnings, cash flow and market value of the vessels could require the Company to make mandatory payments or cause the Company to breach certain covenants. If the Company is unable to remedy the relevant breach or obtain a waiver, the Company’s lenders could accelerate its debts and foreclose on the Company’s owned vessels.

If OSG does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as selling tankers or other assets, reducing or delaying investments and capital expenditures, refinancing or restructuring its debt, and/or seeking to raise additional capital. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets, its access to such markets and its financial condition at that time. Any future refinancing of debt could be at higher interest rates and might require the Company to comply with more onerous covenants, which could further restrict OSG’s business operations. In addition, the terms of existing or future debt instruments may restrict OSG from adopting certain alternatives. These potential undertakings and alternative measures may not be successful and may not permit OSG to meet its scheduled debt service obligations.

The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet its financial covenants and/or to obtain alternative financing in such circumstances, could materially and adversely affect OSG’s business, financial condition, results of operations and cash flows.

OSG has incurred significant indebtedness, which could affect our ability to finance operations, pursue desirable business opportunities and successfully run the business in the future, all of which could affect OSG’s ability to fulfill its obligations under that indebtedness.

As of December 31, 2020, OSG had $429.1 million of outstanding indebtedness. This substantial indebtedness and interest expense could have important consequences, including (i) limiting OSG’s ability to use cash flow from operations in other areas of its business, such as for working capital, because a substantial portion of these funds are dedicated to service its debt; (ii) requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments; (iii) limiting OSG’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by the Company; (iv) limiting the Company’s flexibility and ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry; (v) limiting OSG’s ability to satisfy its obligations under its indebtedness or to refinance its indebtedness; (vi) increasing OSG’s vulnerability to a downturn and to adverse economic and industry conditions generally; and (vii) limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

OSG’s ability to continue to fund its obligations and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund the Company’s debt requirements or reduce debt could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

16	Overseas Shipholding Group, Inc.

The Company’s significant operating leases could be replaced on less favorable terms or may not be replaced, and a portion of the vessels leased are in layup.

The Company’s fleet includes ten vessels that have been chartered-in under operating leases. Four of the ten vessels are currently in layup. These leases expire at various points in the future and may not be replaced at all or on as favorable terms. The bareboat charter hire continues to be due and paid even if the vessel is in lay-up, with no corresponding revenue. These circumstances could have a material adverse effect on the Company’s future financial position, results of operations and cash flow.

Changes in demand in specialized markets in which the Company currently operates or changes in governmental support may lead the Company to redeploy certain vessels to other markets or put its ability to participate in specialized markets at risk.

The Company conducts lightering operations in the Delaware Bay with one ATB built for these operations. If there is lower demand for this vessel in the Delaware Bay lightering market, the Company might have to redeploy this ATB in other markets in which it may not be able to compete profitably and/or may require substantial modification. In addition, the Company would be required to pay daily liquidated damages to MarAd if this vessel was deployed in the contiguous coastwise trades.

The Company has two vessels participating in the MSP which derive a substantial percentage of revenues earned from transporting cargoes reserved for U.S. Flag vessels under MarAd’s cargo preference program, which is set up to be compliant with certain laws and regulations that require shippers to give U.S.-flag vessels a preference to transport any government-impelled ocean borne cargoes. Among the currently available government–impelled cargoes is a contract the Company has with the Government of Israel (“GOI”) to deliver fuel through December 31, 2021, which the GOI funds with grants from the U.S. government. The Company also seeks other government–impelled cargoes to supplement the GOI business; however, there is no assurance the Company will be able to secure such cargoes. If the OSG is unable to retain the GOI business or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the MSP.

The Company operates three Jones Act MR Shuttle Tankers, two of which are currently operating as shuttle tankers serving offshore oil installations in the Gulf of Mexico. Modifications made to enable these tankers to perform the specialized service of a shuttle tanker required the Company to incur substantial capital costs, which in turn allow the Company to earn a premium to market rates earned by conventional Jones Act tankers. The customers with wells and fields in the Gulf of Mexico have high cash production costs and, as such, are vulnerable to production cuts or shut down in response to persistently low oil prices. While shuttle tankers can serve as conventional tankers without further modification, future reduction in the demand for specialized shuttle tanker services could limit the Company’s ability to earn such premiums.

If OSG is no longer able to participate in any of these niche businesses, the Company’s business, financial condition, results of operations and cash flows may be adversely affected.

OSG may not be able to renew Time Charters when they expire or enter into new Time Charters and vessels may be placed in layup.

OSG’s ability to renew expiring contracts or obtain new charters will depend on the prevailing market conditions at the time of renewal. Renewals or new contracts may be at less favorable rates. There may be a gap in employment between charters or the vessel may only be able to be employed on the spot market, both of which would affect utilization rates and result in increased costs to the Company. If there is no demand for a vessel, there is also a risk of the necessity to layup the vessel. These occurrences would adversely affect the Company’s business, financial condition, results of operations and cash flows.

Constraints on capital availability have adversely affected the tanker industry and OSG’s business.

Constraints on capital may adversely affect the financial condition of the Company’s customers, lenders, suppliers, and others. While OSG seeks to monitor the financial condition of its customers, lenders and suppliers, the availability and accuracy of information about them and the actions that OSG may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be limited. In addition, adverse financial conditions may inhibit these entities from entering into new commitments with OSG. These factors could have a material adverse effect on OSG’s revenues, profitability and cash flows, as well as its borrowing ability and financial condition.

17	Overseas Shipholding Group, Inc.

The Company derives a substantial portion of its revenue from a limited number of customers, and the loss of, or reduction in business by, any of these customers, should they be impacted by the COVID-19 pandemic or otherwise, could materially adversely affect its business, financial condition and results of operations.

The Company’s largest customers account for a significant portion of its revenues. The Company’s top three customers comprised approximately 34.1% of the Company’s revenues during 2020. The loss of, or reduction in business by, any of these customers could materially adversely affect the Company’s business, financial condition and results of operations.

Operating costs and capital expenses will increase as the Company’s vessels age and due to unexpected drydocks.

In general, capital expenditures, cargo insurance rates and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Changes in governmental regulations and compliance with Classification Society standards may restrict the type of activities in which the vessels may engage and/or may require OSG to make additional expenditures for new equipment. Vessels must be drydocked periodically for inspection and maintenance, and in the event of accidents or other unforeseen damage. The cost of repairs and renewals required at each drydock are difficult to predict with certainty but can be substantial, and the Company’s insurance may not cover these costs. Vessels in drydock will generally not generate any income. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements.

As a result of these factors, OSG may be required to incur substantial costs or take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its vessels profitably even if those vessels remain operational. These cost increases, delays, expenses and off-hire time could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

The Company is subject to credit risks with respect to its counterparties on contracts, and any failure by those counterparties to meet their obligations could cause the Company to suffer losses on such contracts, decreasing revenues and earnings.

The Company has entered into, and in the future will enter into, various contracts associated with the operation of its vessels. The ability of each of the Company’s counterparties to perform its obligations under a contract with it will depend on a number of factors that are beyond the Company’s control and may include, among other things, general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the financial condition of the counterparty; charter rates received for specific types of vessels; and various expenses. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, as we are currently experiencing, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that had been under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

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

18	Overseas Shipholding Group, Inc.

Interruption, failure or breach of OSG’s information technology and communications systems could impair its ability to operate and adversely affect its business.

OSG has both on-shore and ship-board systems that are highly dependent on information technology systems. Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. OSG may experience failures caused by the occurrence of natural disasters, computer hacking or viruses or other unanticipated problems at OSG’s facilities, aboard its vessels or at third-party locations. The Company collects, stores and transmits data using both internal information technology systems and those of third-party vendors. The secure storage, processing, maintenance, and transmission of sensitive data, including our own proprietary business information and that of our customers, and personally identifiable information of our customers and employees, is critical to the Company’s operations. OSG’s network, or those of our clients or third-party vendors, could be vulnerable to unauthorized access, computer viruses, or targeted attacks intended to steal or destroy data, disrupt or degrade service, sabotage systems or cause other damage.

The Company may be required to spend significant capital and other resources to protect against these threats or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose us to claims, litigation and other possible liabilities and could also cause customers to lose confidence in our systems. Any failure of OSG’s or third-party systems could result in interruptions in service, reductions in its revenue and profits, damage to our reputation and brand, or liability for the release of confidential information.

Delays or disruptions in implementing new technological and management systems could impair the Company’s ability to operate and adversely affect its business.

The Company is currently in the process of transitioning to a new software system for managing ship operations. From time to time the Company implements new systems or upgrades technological resources utilized in running its business. The transition to new technology requires a significant investment in capital and personnel resources and the coordination of numerous software and system providers and internal business teams. The Company may experience difficulties as it manages these changes and transitions to a new system and upgrades its technological resources, including loss or corruption of data, delays, decreases in productivity as personnel implement and become familiar with new systems and processes, and unanticipated expenses. Additionally, the Company could be adversely affected if the new software system it is implementing for managing ship operations or other new or upgraded technological resource are defective, not installed properly, fail to perform as marketed or are not properly integrated into existing operations. In addition, the implementation of a new system may not result in improvements that outweigh the cost of implementation. System implementation failures or operational failures, including unauthorized access by third parties to our new software system (which could have the effects described in the preceding risk factor) could have adverse effects on the Company’s business, financial position, and ability to operate in a complex industry.

We could face significant liability if one or more multiemployer plans in which we participate is reported to have underfunded liabilities and we withdraw from participation in one or more multiemployer pension plans in which we participate.

The Company is a party to collective-bargaining agreements that require contributions to three jointly managed multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Certain of these multiemployer plans are currently underfunded. Significantly underfunded pension plans are required to improve their funding ratios within prescribed intervals based on the level of their under-funding. As a result, OSG’s required contributions to these plans may increase in the future. In addition, a termination of or voluntary withdrawal from or a mass withdrawal of all contributing employers from an underfunded multiemployer pension plan would require OSG to make payments to the plan for our proportionate share of such multiemployer pension plan’s unfunded vested liabilities. See Note 16, “Pension and Other Post Retirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8 for additional information. Requirements to pay increased contributions or withdrawal liabilities could have a material adverse impact on our liquidity and results of operations.

19	Overseas Shipholding Group, Inc.

Risks Related to Our Industry

Volatile changes in charter rates and vessel values could adversely affect the Company’s earnings, liquidity and available cash.

The marine transportation industry is both cyclical and volatile in terms of demand, charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. Aside from the impacts of the COVID-19 pandemic, additional factors influencing the demand for tanker capacity include: (i) supply and demand for, and availability of energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity; (ii) availability of refining capacity and inventories; (iii) changes in the production levels of crude oil; (iv) increases in the supply of Jones Act vessels without a commensurate increase in demand; (v) global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, and international sanctions, embargoes, import and export restrictions or nationalizations and wars that could impact the supply of oil ; (vi) changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks; and (vii) competition from alternative sources of energy.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, or to retain in service older capacity are influenced by the general state of the marine transportation industry from time to time. Factors influencing the supply of vessel capacity include (i) the number of newbuild deliveries or the conversion of vessels into or out of transporting oil; (ii) the number of vessels removed from service, such as via recycling, scrapping or conversion to storage; and (iii) the availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated.

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

While Jones Act and U.S. Flag vessel market values have, on average, generally declined over the past several years, the market value of Jones Act vessels has fluctuated over time.

The fluctuating market values of the vessels can impact the Company’s liquidity regardless of whether the Company sells or continues to hold the vessels. For example, selling a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements will result in a loss on the sale and a reduction in earnings and surplus. Declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by refinancing vessels.

The Company may also experience significant impairment charges upon a decline in vessel value. Any charges relating to such impairments could adversely affect the Company’s results of operations and financial condition.

20	Overseas Shipholding Group, Inc.

Changes in fuel prices may adversely affect profits.

Fuel is a significant, if not the largest, expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. Moreover, higher fuel prices could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control.

OSG conducts certain of its operations internationally, which subjects the Company to changing economic, political and governmental conditions abroad that may adversely affect its business.

The Company conducts certain of its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed. OSG must comply with complex foreign and U.S. laws and regulations, such as environmental regulations requiring investments and upgrades, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, anti-money laundering laws; and anti-competition regulations. OSG’s operations may also subject its employees and agents to extortion attempts. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although OSG has policies and procedures designed to achieve compliance with these laws and regulations, OSG cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures.

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses.

OSG’s vessels and their cargoes are at risk of being damaged or lost due to accidents, bad weather, mechanical failure, human error, and other factors. These hazards may result in death or injury; loss of revenues or property; environmental damage; higher insurance rates; damage to customer relationships and industry reputation; and market disruptions, and delay or rerouting, all of which may also subject OSG to litigation. The operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company.

While the Company carries insurance to protect against certain of these risks, risks may arise against which the Company is not adequately insured. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.

Terrorism, piracy, or hostilities could adversely affect the Company’s business.

Although the Company’s fleet operates mainly in U.S. waters, there are occasions when a vessel may be in an area where terrorist or pirate attacks, or hijacking are a concern. If attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks. While OSG believes the charterer remains liable for charter payments when a vessel is seized by pirates, disputes with the charterer may result in the delay or non-payment of charter hire, or cancellation of the charter party. The Company may not be adequately insured to cover losses from these incidents, or an increase in the cost (or unavailability) of insurance for those vessels could have a material adverse impact on OSG’s business, financial condition, results of operations and cash flows. Such attacks may also impact the Company’s customers, which could impair their ability to make payments to the Company under its charters.

Terrorism or international hostilities could cause political instability, damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters. These factors could also increase the costs to the Company of conducting its business, particularly crew, insurance and security costs, and prevent or restrict the Company from obtaining insurance coverage, all of which could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

21	Overseas Shipholding Group, Inc.

Risks Related to Legal and Regulatory Matters

The Company’s business would be adversely affected if it failed to comply with the Jones Act’s limitations on U.S. coastwise trade, or if these limitations were waived, modified or repealed, or if changes in international trade agreements were to occur.

The Company is responsible for monitoring the foreign ownership of its common stock and other interests to ensure compliance with the Jones Act. The Company could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of the equity interests in the Company. Such loss would have a material adverse effect on the Company’s business and results of operations. In addition, failure to comply with the Jones Act could result in the Company being deemed to have violated other U.S. federal laws that prohibit a foreign transfer of U.S. documented vessels without government approval, resulting in severe penalties, including permanent loss of U.S. coastwise trading privileges or forfeiture of the vessels deemed transferred, and fines.

Maritime transportation services are currently excluded from the General Agreement on Trade in Services (“GATS”) and are the subject of reservations by the United States in the North American Free Trade Agreement (“NAFTA”) and other international free trade agreements. If maritime transportation services were included in GATS, NAFTA or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise repealed or altered, the transportation of maritime cargo between U.S. ports could be opened to international flag or foreign built vessels. Interest groups regularly lobby Congress, and legislation has been introduced, to repeal certain provisions of the Jones Act or to grant extensive waivers so as to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act. The Company expects that continued efforts will be made to modify, repeal, or waive the Jones Act. Because international vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

The U.S. government could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.

The U.S. government could requisition one or more of the Company’s vessels for title or hire, typically occurring during a period of war or emergency. The U.S. government requisition of one or more of the Company’s vessels could impact the Company’s business, financial condition, results of operations and available cash if the charter rates we receive from the government while on requisition are less than the charter rates that are being replaced, or if the government refuses to pay the requisition charter rate, in which case we would seek recovery through our insurance policies.

Compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gas gases and ballast water treatment, may adversely affect OSG’s business.

The Company is subject to the oversight of several government agencies, including the U.S. Coast Guard, the Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation. OPA 90 affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability. The Company’s operations are affected by these extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards designed to reduce the risk of oil spills and water pollution and to regulate air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on OSG.

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the IMO and the European Union, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. Such actions could result in significant financial and operational impacts on the Company’s business, including requiring OSG to install new emission controls, or to acquire allowances or pay taxes related to its greenhouse gas emissions. See Item 1, “Business - Environmental, Safety and Security Matters.”.

In order to comply with laws and regulations, the Company incurs substantial capital and/or operating expenditures and develops contingency arrangements for potential spills. The Company is in the process of installing ballast water treatment systems on its vessels at substantial capital cost. Although the Company has performed due diligence in choosing the particular systems, there is no assurance that the technologies chosen will perform as expected or be installed without delays.

Environmental laws and regulations can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, natural resource damages, fines and penalties in the event that there is a release of oil, petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could be subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

22	Overseas Shipholding Group, Inc.

It can be expected that these regulations will continue to become stricter in the future and will require the Company to incur significant capital expenditures to keep its vessels in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to OSG’s financial statements. The failure to comply with local, domestic and foreign regulations may subject the Company to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Section 382 of the Internal Revenue Code of 1986, as amended, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 imposes an annual limitation on the use of pre-ownership change NOLs, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If the Company were to undergo an “ownership change,” it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Some provisions of Delaware law and the Company’s governing documents could influence its ability to effect a change of control.

Certain provisions of Delaware law and contained in the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws could have the effect of delaying, deferring or preventing a change of control of the Company. These provisions could make it more difficult to bring about a change in the composition of the Company’s board of directors. For example, the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws (i) give the sole ability to then-current members of its board of directors to fill a vacancy on the board of directors; (ii) require the affirmative vote of two-thirds or more of the combined voting power of the outstanding shares of its capital stock in order to amend or repeal certain provisions of its Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws; and (iii) establish advance notice requirements for nomination for elections to its board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. In addition, the Amended and Restated Certificate of Incorporation contains restrictions on foreign ownership of the Company’s common stock. These restrictions could discourage, delay or prevent a change of control of the Company.

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

23	Overseas Shipholding Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease two properties which house offices used in the administration of our operations: a property of approximately 18,300 square feet in Tampa, Florida, and a property of approximately 4,000 square feet in Beaverton, Oregon . We also lease land of 3.2 acres in Tampa, Florida on which two Company-owned buildings aggregating 15,000 square feet sit and a property of approximately 18,600 square feet in Portland, Oregon used to store spares and parts for our vessels.

We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2020, the Company owned or operated an aggregate of 25 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

24	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “OSG.”

On March 24, 2021, there were 129 stockholders of record of the Company’s Class A common stock.

The declaration and timing of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law and such other factors as our Board of Directors may deem relevant. In addition, the Company’s ability to pay cash dividends in the future may be limited by certain of the Company’s loan agreements.

Section 170(a) of the Delaware General Corporation Law (“DGCL”) only permits dividends to be declared out of two legally available sources: (1) surplus, or (2) if there is no surplus, net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared out of net profits if “the capital of the corporation, computed in accordance with sections 154 and 244 of the DGCL, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.”

25	Overseas Shipholding Group, Inc.

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

During the year ended December 31, 2020, in connection with the vesting of restricted stock units in February and March, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
February 1, 2020 through February 29, 2020	42,140	$1.77
March 1, 2020 through March 31, 2020	62,412	$1.98
	104,552	$1.90

ITEM 6. SELECTED FINANCIAL DATA

Not applicable due to our status as a smaller reporting company.

26	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2020 and 2019 and its results of operations for the years ended December 31, 2020 and 2019, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a leading provider of energy transportation services, delivering crude oil and petroleum products. Our 25 vessel fleet operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker makes decisions about resource allocations and reviews and measures our results as one line of business with similar regulatory requirements, customers and commodities transported. Our active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates two Marshall Islands flagged MR tankers which trade internationally. Revenues are derived predominantly from time charter agreements, which provide a more predictable level of revenues. We derived approximately 18% of our total shipping revenues and 16% of our total TCE revenues in the spot market and COAs for 2020.

The ongoing Coronavirus pandemic has severely impacted global and national economies. Lockdown orders, business closures and travel restrictions among many other events have reduced the demand for many products, including petroleum. This has led to a significant reduction in refinery operations and end user demand for transportation fuels. The reduced demand has created extreme business uncertainty for our customers and the result has been a reluctance to enter into longer term transportation commitments. We believe that as their visibility and confidence in the future returns there will be a resumption of more typical customer behavior and time charter activity will rebound.

This has resulted in the non-renewal of charters for vessels whose time charters were ending late in 2020 and early in 2021. In response to this we have placed seven vessels in layup as of March 1, 2021. This allows us to reduce the costs associated with vessels that are without charter. We anticipate that this situation will resolve itself as vaccines are widely distributed and there is a lifting of the COVID-19 restrictions.

OPERATIONS AND OIL TANKER MARKETS

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time cargoes need to be transported. In the Jones Act trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economies, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuild deliveries and by the removal of existing vessels from service, principally through storage, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).

Beginning in the 2020 first quarter, COVID-19 has resulted in disruptions in demand and oversupply of oil. Many analysts predict that gasoline and diesel demand will recover in 2021. Jet fuel demand is anticipated to remain well below 2019 levels through at least the end of 2021. These predictions reflect estimates on the prevalence of COVID-19 and the recovery of the U.S. economy. While COVID-19 has presented our industry and markets with significant challenges, we believe that we have thus far managed its impact on our business operations well, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

27	Overseas Shipholding Group, Inc.

As a result of the COVID-19 pandemic, we have implemented procedures to protect the health and safety of our employees, crew and contractors. These procedures and protocols are those mandated or recommended by the Centers for Disease Control and Prevention, the U.S. Coast Guard, local ports and shipyards, and country- and state-specific requirements. They include such actions as providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, requiring crew members to disclose symptoms and the health of those they have been in contact with, sanitization of the vessels, mandating face coverings, social distancing and temperature checks, and requiring testing in certain instances. COVID-19 has also impacted planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue and may increase.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. The majority of available vessel operating days are covered with medium-term charters or contracts of affreightment. However, medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As a result, some of our vessels operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

TCE rates for Jones Act Product Carriers and large ATBs (defined as vessels having carrying capacities greater than 140,000 barrels) available for service in the spot market decreased during the year ended December 31, 2020 from 2019 for all of our vessel classes. The decrease in rates can be attributed to lower demand for coastwise crude oil and refined product as a result of the impact of COVID-19. Spot market activity was low in 2020 due to all Jones Act vessels being employed on time charters for the first half of the year, as some time charters ended in the second half of the year, and low demand due to COVID-19.

Our time charter coverage was substantial for the year and provided some insulation from the market turmoil that has followed not only the outbreak of COVID-19, but also the decline in transportation fuel demand affecting both crude oil and refined product pricing. Our vessels were employed for 94% of available days during 2020, with 398 of a total 6,524 available days (available days excludes 340 days vessels were offhire due to drydock requirements) seeing vessels idle without employment.

Industry-wide, there were no firm Jones Act vessel orders as of December 31, 2020. There were two deliveries in 2020, one in the second quarter and one in the fourth quarter, consisting of two large ATBs, which were our orders.

Delaware Bay lightering volumes averaged 58,000 b/d in 2020 compared with 125,000 b/d in 2019. Refinery demand for crude oil was significantly reduced in 2020 due to COVID-19, reducing the need for lightering services. We have contract minimums with our refinery customers that compensate us for barrels not lightered below those minimum amounts. In June 2019, one of our lightering customers, Philadelphia Energy Solutions (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. The refinery has been shut down since the fire. In July 2019, PES filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In May 2020, the PES bankruptcy process resulted in the sale of the refinery complex, which will be permanently closed. Due to the reduction in lightering volumes, we operate one, rather than two, lightering ATBs in the Delaware Bay. The second lightering barge is utilized in the Gulf of Mexico.

On March 12, 2020, our subsidiaries completed the purchase of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator from BP Oil Shipping Company USA and AP AMI Leasing Inc. (“BP”) and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The Alaskan Frontier is currently in layup. In connection with these transactions, we also completed the acquisition of the other members’ interests in ATC, making ATC a wholly owned subsidiary of OSG. Operating results of these vessels are included from that date.

28	Overseas Shipholding Group, Inc.

RESULTS FROM VESSEL OPERATIONS

During the year ended December 31, 2020, shipping revenues increased by $63,145, or 17.8% compared to 2019. The increase primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, which entered service during the fourth quarter of 2019, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, which were purchased in March 2020, and two ATBs, OSG 204 and OSG Endurance and OSG 205 and OSG Courageous, which were delivered at the end of May 2020 and beginning of December 2020, respectively. The increase was offset by (a) two fewer ATBs in our fleet, (b) a 322-day increase in scheduled drydocking, (c) a decrease in Delaware Bay lightering volumes, discussed above, and (d) a 160-day increase in lay-up days primarily due to one vessel that was redelivered from time charter during the third quarter of 2020 and placed in lay-up, a decision taken in light of the lack of demand due to COVID-19 economic impact.

Reconciliations of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2020	2019
Time charter equivalent revenues	$375,879	$335,133
Add: Voyage expenses	42,813	20,414
Shipping revenues	$418,692	$355,547

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

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2020 and 2019 between spot and fixed earnings and the related revenue days.

	2020		2019
	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$24,568	$61,411	$25,036	$57,910
Revenue days	359	3,889	523	4,052
Non-Jones Act Handysize Product Carriers:
Average rate	$30,582	$15,213	$30,671	$13,912
Revenue days	699	710	482	417
ATBs:
Average rate	$16,987	$28,536	$19,117	$21,861
Revenue days	277	291	255	773
Lightering:
Average rate	$56,003	$61,012	$63,162	$—
Revenue days	476	87	713	—
Alaska (a):
Average rate	$—	$58,742	$—	$—
Revenue days	—	851	—	—

(a) Excludes one Alaska vessel currently in layup.

During 2020, TCE revenues increased by $40,746, or 12.2%, to $375,879 from $335,133 in 2019. The increase primarily resulted from the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, which entered service during the fourth quarter of 2019, three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, which were purchased in March 2020, and two ATBs, OSG 204 and OSG Endurance and OSG 205 and OSG Courageous, which were delivered at the end of May 2020 and beginning of December 2020, respectively. The increase was offset by (a) two fewer ATBs in our fleet, (b) a 322-day increase in scheduled drydocking, (c) a decrease in Delaware Bay lightering volumes and (d) a 160-day increase in lay-up days primarily due to one vessel that was redelivered from time charter during the third quarter of 2020 and placed in lay-up, a decision taken in light of the lack of demand due to COVID-19 economic impact.

29	Overseas Shipholding Group, Inc.

Vessel expenses increased by $24,848, or 18.5%, to $159,466 in 2020 from $134,618 in 2019 primarily due to an increase in crewing costs. The increase in crewing costs was due to the addition to our fleet of two Marshall Islands flagged MR tankers, Overseas Gulf Coast and Overseas Sun Coast, which entered service during the fourth quarter of 2019, and three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, which were purchased in March 2020, offset by two fewer ATBs in our fleet.

Depreciation expense increased by $6,014, or 11.5%, to $58,513 in 2020 from $52,499 in 2019. The increase primarily resulted from an increase in depreciation expense due to the Overseas Gulf Coast and Overseas Sun Coast, our two newbuild Marshall Islands flagged MR tankers, which entered service at the beginning of the fourth quarter of 2019, the addition of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet in March 2020 and the addition of our newbuild barge, OSG 204, which entered service during the second quarter of 2020.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,058 on one vessel and $4,607 on one vessel in 2020 and $5,000 for each vessel in 2019.

Under the terms of the program, we expect to receive up to $5,200 for each vessel beginning in 2021. We do not receive a stipend for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

In June 2019, one of our lightering customers, PES, suffered an explosion and fire at its refinery in the Delaware Bay. The PES refinery complex, which consists of two refineries, has been shut down since the fire. Due to the expected reduction in lightering volumes, we redeployed one of our two lightering ATBs to the U.S. Gulf of Mexico for alternative employment. In July 2019, PES filed a Chapter 11 bankruptcy petition. At December 31, 2019, we had outstanding receivables from PES of approximately $4,300. The ultimate recovery of these receivables is currently unknown. We established a loss provision of $4,300 for the year ended December 31, 2019. In May 2020, the PES bankruptcy process resulted in the sale of the refinery complex, which will be permanently closed.

GENERAL AND ADMINISTRATIVE EXPENSES

During 2020, general and administrative expenses increased by $3,470, or 14.8%, to $26,869 from $23,399 in 2019. The increase was primarily driven by an increase in compensation and benefit costs due to our acquisition of ATC and the resulting increase in headcount.

GAIN ON TERMINATION OF PRE-EXISTING ARRANGEMENT

Gain on termination of pre-existing arrangement was $19,172 for 2020 compared to $0 in 2019. The increase was due to our acquisition of ATC on March 12, 2020. Our pre-existing ATC arrangements with a minimum term through December 2023 were terminated at the time of acquisition and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized.

INTEREST EXPENSE

Interest expense, including administrative and other fees, was $24,045 for 2020 compared with $25,633 in 2019. The decrease in interest expense was primarily associated with the decrease in the 30-Day LIBOR rate on our term loans, due 2023 and 2026, from the same period in 2019. The decrease was offset by additional debt outstanding at December 31, 2020 compared to at December 31, 2019.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2020 and 2019 were 17.1% and 5.8%, respectively. The effective rate varied from 2019 to 2020 due to the change in a state tax rate that created a large benefit in 2019. In addition, the favorable tonnage tax exclusion was a smaller percentage of book income in 2020 than it was in 2019.

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $193,300 that are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034.

30	Overseas Shipholding Group, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital from continuing operations at December 31, 2020 was approximately $(93,000) compared with approximately $(104,000) at December 31, 2019. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $1,700 at December 31, 2020 compared to $(9,880) at December 31, 2019. The increase in working capital was primarily due to an increase in cash and cash equivalents related to the proceeds we received from the OSG 205 LLC and OSG Courageous II LLC term loan and the OSG 204 term loan discussed below. The increase was offset by a decrease in working capital due to increases in accounts payable, accrued expenses and other current liabilities and current installments of long-term debt. The increase in accounts payable, accrued expenses and other current liabilities was primarily related to increases in accrued drydock expenses due to (a) a 322-day increase in scheduled drydocking from December 31, 2019 and (b) accrued expenses due to the addition of the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator, to our fleet and our acquisition of ATC. The increase in current installments of long-term debt was due to the additional debt outstanding at December 31, 2020 compared to at December 31, 2019.

As of December 31, 2020, we had total liquidity on a consolidated basis comprised principally of $69,697 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system, subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be creditworthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of December 31, 2020 was related to requirements under the Unsecured Senior Notes.

As of December 31, 2020, we had total debt outstanding (net of original issue discount and deferred finance costs) of $429,120 and a total debt to total capitalization of 53.0%, compared to $368,047 and 51.9%, respectively, at December 31, 2019. Net debt at December 31, 2020 was $359,423 compared to $326,544 at December 31, 2019.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities in the year ended December 31, 2020 was $52,668. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

We are presently assessing the impact of the discontinuation of LIBOR, expected by year-end 2021.

The COVID-19 pandemic has resulted in a significant reduction in demand for oil and refined petroleum products worldwide which has had a direct impact on our business. In an effort to conserve costs, several of the vessels in our fleet have been placed in layup in late 2020 and 2021. In recognition that certain of the financial covenants that were in place in each of our vessel financing facilities did not appropriately reflect the current situation, in March 2021, the Company obtained waivers and amendments of certain financial covenants in each of its vessel financing facilities, with respect to fourth quarter 2020 and later periods’ compliance requirements.

31	Overseas Shipholding Group, Inc.

In November 2020, two of the Company’s subsidiaries, OSG 205 LLC and OSG Courageous II LLC, entered into a construction loan in the original principal amount of $49,150 of which $46,711 was drawn down to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge, OSG 205, and to refinance the tug to which the barge is being paired, the OSG Courageous. The Company made a prepayment of $15,811, which included accrued interest on its term loan, due 2023. On December 3, 2020, upon completion and delivery of the OSG 205, the remainder of the construction loan was drawn down and the construction loan was converted to a term loan. The loan is guaranteed by the Company, bears a fixed rate of interest of 6.37% and has a seven-year term maturing on December 1, 2027.

In June 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a loan with Wintrust Commercial Finance and other syndicate lenders in the aggregate original principal amount of $32,933 to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge. The loan is guaranteed by the Company, bears a fixed rate of interest of 5.00% and has a five-year term maturing on June 1, 2025.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in the aggregate original principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator. The loan bears a fixed rate of interest of 4.43% and has a five-year term maturing on March 12, 2025.

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

In December 2018, the Company and several of its subsidiaries entered into a term loan with PGIM, Inc. as Administrative Agent for a syndication of lenders, which is secured by a guarantee from the Company. This loan is in the aggregate original principal amount of $325,000 and has a five-year term maturing in December 2023.

In November 2018, two of the Company’s subsidiaries, Mykonos Tanker LL and Santorini Tanker LLC, entered into a loan with Wintrust Commercial Finance which is guaranteed by the Company. This loan is in the aggregate original principal amount of $27,500 and has a seven-year term maturing on November 1, 2026.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act trades within which the majority of our vessels operate, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. The emergence of demand for domestic crude oil transportation has in recent years added a new dimension to understanding traditional Jones Act trades. Balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge, and considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point. Over the longer term, we consider the “normalized” market in which our vessels trade to be one that should be characterized by stable, longer term chartering relationships with our customer base. Notwithstanding this belief, during periods of surplus of available capacity, as was evident in recent years, low charter rates make medium term charters unattractive or simply unavailable. In such market environments, we have considered the cost of acquiring cash flow visibility by committing vessels to charter contracts at sustained loss-making rates as being too high when measured against what we believed to be an asymmetrical upside potential of being positioned to benefit from a recovery in rates. As time charters expire, it is possible that such time charters will not renew and, even if they do, they may not renew on comparable terms. Increased exposure to spot markets has been, and in the future will likely continue to be a consequence of such thinking. Conversely, as supply and demand move more consistently into balance, and time charters become more available at remunerative rates, an increase in both the number and duration of period charters entered into with our customers can be expected.

Earnings volatility which accompanies spot market exposure has important implications for liquidity management. The retention of relatively high cash balances and efforts to reduce overall levels of debt and operating and administrative costs should be understood as a necessary response to heightened uncertainty. In recent years, we have witnessed a strong trend towards rebalance of supply, as tightening age restrictions imposed by our core customer base has progressively limited the acceptability for use in service of vessels exceeding 20 years of age. A notable decline in the number of available trading vessels has occurred. Further, we have seen demand for domestic crude oil transportation act as an important swing factor in affecting a healthy balance between available vessel supply and overall domestic transportation demand. This recent positive trend has been interrupted by the onset of the COVID-19 pandemic which has caused a dramatic drop in domestic and international transportation fuels demand. Changing mobility patterns arising out of stay-at-home and restricted travel policies have impacted the refining and distribution industry acutely. The short-term need for marine assets to move fuels in a constrained demand environment has been equally affected. These developments have resulted in increased volatility and decreased forward visibility of our future earnings, given the uncertainty surrounding the timing and the extent of a future recovery of normalized demand. Notwithstanding these immediately evident uncertainties, the market transition that has seen a rebalancing of supply in the period prior to the onset of the COVID-19 pandemic offers cause for optimism that a return to a market offering an increase in both the number and the duration of time charter contracts for our vessels is foreseeable. The future impact of increased fiscal stimulus, continued monetary policy support, and an expected vaccine-enabled release of substantial pent-up demand provide a hopeful combination for a restoration of fuels demand. A return to normalized levels of demand, should that occur, would largely restore the market conditions which we consider to be supportive of our long-term business objectives.

32	Overseas Shipholding Group, Inc.

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

The Company generates a portion of its revenue from voyage charters. Within the shipping industry, there are two methods used to account for voyage charter revenue: (1) ratably over the estimated length of each voyage and (2) completed voyage. The recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues in the shipping industry and the method used by OSG. Under each method, voyages may be calculated on either a load-to-discharge or discharge-to-discharge basis.

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

The Company enters into contracts of affreightment (each a “COA”) to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company’s COAs include minimum purchase requirements from customers that are expressed in either fixed monthly barrels, annual minimum barrel volume requirements or annual minimum number of voyages to complete. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement. These contract minimums represent fixed consideration within the contract which is recognized as the distinct services of delivering barrels or voyages are performed in the series over time. The Company adjusts estimated revenue recognized for any minimum volume unexercised right.

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

33	Overseas Shipholding Group, Inc.

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

The United States has not adopted the Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Convention”). While the Convention is not in effect in the United States, the EPA and the MarAd have, from time to time, required the owners of U.S. Flag vessels to make certifications regarding the presence of certain toxic substances onboard vessels that they are seeking to sell to parties who (a) are not citizens of the United States and (b) intend to recycle the vessels after they have been purchased (the “Recycling Purchasers”). In the event that more stringent requirements are imposed upon the owners of U.S. Flag vessels seeking to sell their vessels to the Recycling Purchasers, such requirements could (a) negatively impact the sales prices obtainable from the Recycling Purchasers or (b) require companies, including OSG, to incur additional costs in order to sell their U.S. Flag vessels to the Recycling Purchasers or to other foreign buyers intending to use such vessels for further trading.

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

CRITICAL ACCOUNTING ESTIMATES

Acquisition of Alaska Tanker Company, LLC and related transactions

In connection with the Company’s acquisition of three vessels and remaining equity ownership interest in ATC, the Company accounted for these transactions collectively as an asset acquisition, with substantially all the cost of the acquisition attributed to the three vessels purchased from BP. The accounting for these transactions as an asset acquisition required the Company to estimate the fair value of the acquired vessels and related long term charter arrangements for determining whether the acquired assets were concentrated in a single asset. In doing so, the Company considered various assumptions including estimated salvage value of vessels, insured values of vessels, loan-to-value ratios and gross margin assumptions compared to similar existing arrangements. The Company also considered these estimates when allocating the purchase price to the acquired assets. See Note 6, “Investment in Alaska Tanker Company, LLC,” for further discussion on the Company’s acquisition of ATC.

34	Overseas Shipholding Group, Inc.

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

Vessel Impairment

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuilds. Historically, both charter rates and vessel values tend to be cyclical. Management evaluates the carrying amounts of vessels held and used by the Company for impairment only when it determines that it will sell a vessel or when events or changes in circumstances occur that cause management to believe that future cash flows for any individual vessel will be less than its carrying value. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

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

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Finally, utilization is based on historical levels achieved and estimates of a residual value are consistent with the pattern of recycling rates used in management’s evaluation of salvage value.

In estimating the fair value of vessels for the purposes of the impairment tests, the Company utilizes estimates of discounted future cash flows for each of the vessels (income approach) since the secondhand sale and purchase market for the type of U.S. Flag vessels owned by OSG is not considered to be robust. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable due to our status as a smaller reporting company.

35	Overseas Shipholding Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

36	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$69,697	$41,503
Restricted cash	49	60
Voyage receivables, including unbilled of $6,740 and $5,611, net of reserve for doubtful accounts	13,123	9,247
Income tax recoverable	387	1,192
Other receivables	1,817	3,037
Prepaid expenses	1,310	1,292
Inventories and other current assets	2,293	1,178
Total Current Assets	88,676	57,509
Vessels and other property, less accumulated depreciation and amortization	832,174	737,212
Deferred drydock expenditures, net	43,134	23,734
Total Vessels, Deferred Drydock and Other Property	875,308	760,946
Restricted cash	73	114
Investments in and advances to affiliated companies	—	3,599
Intangible assets, less accumulated amortization	27,217	31,817
Operating lease right-of-use assets	215,817	286,469
Other assets	24,646	35,013
Total Assets	$1,231,737	$1,175,467

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$48,089	$35,876
Current installments of long-term debt	38,922	31,512
Current portion of operating lease liabilities	90,613	90,145
Current portion of finance lease liabilities	4,000	4,011
Total Current Liabilities	181,624	161,544
Reserve for uncertain tax positions	189	864
Long-term debt, net	390,198	336,535
Deferred income taxes, net	80,992	72,833
Noncurrent operating lease liabilities	147,154	219,501
Noncurrent finance lease liabilities	21,360	23,548
Other liabilities	30,409	19,097
Total Liabilities	851,926	833,922

Commitments and contingencies (Note 18)	-	-

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 86,365,422 and 85,713,610 shares issued and outstanding)	864	857
Paid-in additional capital	592,564	590,436
Accumulated deficit	(213,335)	(243,339)
Stockholder’s Equity Subtotal	380,093	347,954
Accumulated other comprehensive loss	(282)	(6,409)
Total Equity	379,811	341,545
Total Liabilities and Equity	$1,231,737	$1,175,467

See notes to consolidated financial statements

37	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2020	2019
Shipping Revenues:
Time charter revenues	$344,512	$263,683
Voyage charter revenues	74,180	91,864
Total Shipping revenues	418,692	355,547
Operating Expenses:
Voyage expenses	42,813	20,414
Vessel expenses	159,466	134,618
Charter hire expenses	90,608	90,359
Depreciation and amortization	58,513	52,499
General and administrative	26,869	23,399
Bad debt expense	—	4,300
Loss on disposal of vessels and other property, including impairments, net	982	106
Total operating expenses	379,251	325,695
Income from vessel operations	39,441	29,852
Equity in income of affiliated companies	—	3,552
Gain on termination of pre-existing arrangement	19,172	—
Operating income	58,613	33,404
Other income, net	1,621	1,440
Income before interest expense and income taxes	60,234	34,844
Interest expense, net	(24,045)	(25,633)
Income before income taxes	36,189	9,211
Income tax expense	(6,185)	(536)
Net income	$30,004	$8,675

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,794,392	89,251,818
Diluted - Class A	90,838,262	89,658,938
Per Share Amounts:
Basic and diluted net income - Class A	$0.33	$0.10

See notes to consolidated financial statements

38	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2020	2019
Net income	$30,004	$8,675
Other comprehensive income/(loss), net of taxes:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	4,595	(175)
Net change in unrecognized actuarial gain	1,532	958
Other comprehensive income	6,127	783
Comprehensive income	$36,131	$9,458

See notes to consolidated financial statements

39	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$30,004	$8,675
Items included in net income not affecting cash flows:
Depreciation and amortization	58,513	52,499
Bad debt expense	—	4,300
Gain on termination of pre-existing arrangement	(19,172)	—
Amortization of debt discount and other deferred financing costs	2,286	1,965
Compensation relating to restricted stock, stock unit and stock option grants	2,333	1,662
Deferred income tax expense/(benefit)	6,298	(991)
Interest on finance lease liabilities	1,973	1,462
Non-cash operating lease expense	91,696	90,922
Distributed/(undistributed) earnings of affiliated companies	3,562	(14)
Items included in net income related to investing and financing activities:
Loss on extinguishment and prepayments of debt, net	793	72
Loss on disposal of vessels and other property, including impairments, net	982	106
Payments for drydocking	(30,732)	(12,278)
Changes in operating assets and liabilities:
Operating lease liabilities	(92,753)	(83,608)
(Increase)/decrease in receivables	(3,876)	2,549
Increase/(decrease) in income tax receivable	6,133	(601)
(Decrease)/increase in deferred revenue	(2,903)	4,848
Net change in other operating assets and liabilities	(2,469)	1,881
Net cash provided by operating activities	52,668	73,449
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(16,973)	—
Expenditures for vessels and vessel improvements	(62,586)	(118,055)
Proceeds from disposal of vessels and other property	1,407	3,404
Expenditures for other property	—	(4,459)
Deposit for vessel purchases	—	(10,800)
Net cash used in investing activities	(78,152)	(129,910)
Cash Flows from Financing Activities:
Extinguishment of debt and prepayments	(41,021)	(3,271)
Issuance of debt, net of issuance and deferred financing costs	143,949	47,824
Payments on debt	(44,933)	(23,866)
Tax withholding on share-based awards	(197)	(294)
Payments on principal portion of finance lease liabilities	(4,172)	(2,896)
Net cash provided by financing activities	53,626	17,497
Net increase/(decrease) in cash, cash equivalents and restricted cash	28,142	(38,964)
Cash, cash equivalents and restricted cash at beginning of year	41,677	80,641
Cash, cash equivalents and restricted cash at end of year	$69,819	$41,677

See notes to consolidated financial statements

40	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	$848	$587,826	$(252,014)	$(7,192)	$329,468
Net income	—	—	8,675	—	8,675
Other comprehensive income, net of taxes	—	—	—	783	783
Issuance and vesting of restricted stock awards	6	(6)	—	—	—
Taxes withheld and forfeitures of restricted stock awards	—	(300)	—	—	(300)
Compensation related to Class A options granted	—	672	—	—	672
Compensation related to Class A restricted stock awards	—	2,247	—	—	2,247
Conversion of Class A warrants to Class A common stock	3	(3)	—	—	—
Balance at December 31, 2019	857	590,436	(243,339)	(6,409)	341,545
Net income	—	—	30,004	—	30,004
Other comprehensive income, net of taxes	—	—	—	6,127	6,127
Issuance and vesting of restricted stock awards	8	(8)	—	—	—
Taxes withheld and forfeitures of restricted stock awards	(1)	(197)	—	—	(198)
Compensation related to Class A options granted	—	11	—	—	11
Compensation related to Class A restricted stock awards	—	2,322	—	—	2,322
Balance at December 31, 2020	$864	$592,564	$(213,335)	$(282)	$379,811

See notes to consolidated financial statements

41	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries (the “Company” or “OSG”, or “we” or “us” or “our”), including Alaska Tanker Company (“ATC”) as of its March 12, 2020 acquisition date.

The Company owns and operates a fleet of oceangoing vessels engaged primarily in the transportation of crude oil and refined petroleum products in the U.S. Flag trade. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 2019, investments in 50% or less owned affiliated companies, in which the Company exercises significant influence, are accounted for by the equity method. Dollar amounts, except per share amounts, are in thousands.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash as of December 31, 2020 and 2019 was related to the Company’s Unsecured Senior Notes as defined in Note 8, “Debt”.

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

Interest costs are capitalized to vessels and other property during the period that vessels are under construction and projects are in progress. During the years ended December 31, 2020 and 2019, interest costs capitalized were $3,717 and $3,636, respectively.

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

42	Overseas Shipholding Group, Inc.

If the estimated economic lives assigned to the Company’s vessels prove to be too long because of new regulations, a prolonged weak market environment, a broad imposition of age restrictions by the Company’s customers, or other future events, it could result in higher depreciation expense and impairment losses in future periods related to a reduction in the useful lives of any affected vessels.

3. Impairment of long-lived assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment tests performed on our vessels during the two years ended December 31, 2020.

4. Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company’s intangible assets at December 31, 2020.

5. Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on an effective interest method over the life of the related debt.

Unamortized deferred financing charges of $6,998 and $8,005 relating to the Company’s term loans are netted against long-term debt in the consolidated balance sheets as of December 31, 2020 and 2019, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,286 in 2020 and $1,965 in 2019.

6. Revenue and expense recognition - Revenues from time charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Revenues from voyage charter contracts are recognized ratably over the estimated length of each voyage, calculated on a load-to-discharge basis.

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

43	Overseas Shipholding Group, Inc.

The Company receives a stipend pursuant to the Maritime Security Act of 1996 for the two U.S. Flag Product Carriers which participate in the U.S. MSP program. This stipend has been recorded as an offset to vessel expenses which amounted to $9,665 in 2020 and $10,000 in 2019.

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

8. Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected on the consolidated balance sheets as of December 31, 2020 and 2019 are net of a reserve for doubtful accounts of $4,604 and $5,040, respectively. In June 2019, one of the Company’s lightering customers, Philadelphia Energy Solutions LLC (“PES”), suffered an explosion and fire at their refinery in the Delaware Bay. In July 2019, PES filed a Chapter 11 bankruptcy petition. The reserve for doubtful accounts at December 31, 2020 and 2019 includes a provision of $4,300 on outstanding receivables of $4,300 from PES as the ultimate recovery of these receivables is currently unknown.

During the years ended December 31, 2020 and 2019, the Company had three individual customers for both years who accounted for 10% or more of the Company’s revenues. The customers and their related percentages were Monroe Energy LLC (12.6%), BP Exploration Alaska Inc. (11.4%) and SeaRiver Maritime Inc. (10.1%) for the year ended December 31, 2020 and Monroe Energy LLC (16%), SeaRiver Maritime, Inc. (12%) and Shell (10%) for the year ended December 31, 2019.

The Company’s cash and cash equivalents balances generally exceed Federal Deposit Insurance Corporation insurance limits. Cash and cash equivalents are placed in what the Company believes to be creditworthy financial institutions. In addition, certain of the Company’s money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

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

44	Overseas Shipholding Group, Inc.

11. Segment information - Operating segments are defined as components of an enterprise that engage in business activities. The Company has determined that it operates its business as a single segment as its chief operating decision maker makes decisions about resource allocations and reviews and measures the Company’s results as one line of business with similar regulatory requirements, customers and commodities transported.

12. Inventories - Inventories are included in the inventories and other current assets line item on the consolidated balance sheets. Inventories are accounted for on the first in first out basis and consist of fuel on the Company’s vessels.

13. Acquisition of Alaska Tanker Company, LLC and related transactions - In connection with the Company’s acquisition of three vessels and remaining equity ownership interest in ATC, the Company accounted for these transactions collectively as an asset acquisition, with substantially all the cost of the acquisition attributed to the three vessels purchased from BP. The accounting for these transactions as an asset acquisition required the Company to estimate the fair value of the acquired vessels and related long term charter arrangements for determining whether the acquired assets were concentrated in a single asset. In doing so, the Company considered various assumptions including estimated salvage value of vessels, insured values of vessels, loan-to-value ratios and gross margin assumptions compared to similar existing arrangements. The Company also considered these estimates when allocating the purchase price to the acquired assets. See Note 6, “Investment in Alaska Tanker Company, LLC,” for further discussion on the Company’s acquisition of ATC.

14. Recently adopted accounting standards - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance was effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 15, 2020 and is required to be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company adopted this standard on December 31, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

15. Recently issued accounting standards — In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to maturity debt securities. Under current U.S. GAAP, entities generally recognize credit losses when it is probable that a loss has been incurred. The revised guidance will remove all recognition thresholds and will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards.

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

45	Overseas Shipholding Group, Inc.

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

Class A

As of December 31, 2020, there were 2,605,263 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of December 31, 2019, there were 1,718,865 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2020	2019
Net income	$30,004	$8,675

Weighted average common shares outstanding:
Class A common stock - basic	89,794,392	89,251,818
Class A common stock - diluted	90,838,262	89,658,938

For annual earnings per share calculations, there were 1,043,870 and 407,120 dilutive equity awards outstanding for the years ended December 31, 2020 and 2019. Awards of 371,893 and 920,845 shares, which are related to stock options, for 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

46	Overseas Shipholding Group, Inc.

NOTE 4 — REVENUE RECOGNITION

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

U.S. Maritime Security Program

Two of the Company’s U.S. Flag Product Carriers participate in the U.S. Maritime Security Program (“MSP”), which is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. The Company considers the MSP contract with the U.S. government a service arrangement under ASC 606. Under this arrangement, the Company receives a stipend pursuant to the Maritime Security Act of 1996 for each participating vessel, subject in each case to annual congressional appropriations. The stipend is intended to reimburse owners for the additional costs of operating U.S. Flag vessels; therefore, the Company has presented this stipend as an offset to vessel expenses.

Contracts of Affreightment

The Company enters into contracts of affreightment (each a “COA”) to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company has COA arrangements to provide for lightering services and other arrangements based on the number of voyages. These contracts are service contracts within the scope of ASC 606 for which the underlying performance obligation is satisfied as transportation services are provided.

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

47	Overseas Shipholding Group, Inc.

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

COAs also include variable consideration primarily related to demurrage. The Company does not include this variable consideration in the transaction price for these contracts as the consideration is constrained since the obligation to deliver this service is outside the control of the Company. The uncertainty related to this variable consideration is resolved with the customer over the course of the contract term as individual voyages discharge.

At December 31, 2020, the Company did not have deferred revenue related to the Company’s COAs.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Time and bareboat charter revenues	$344,512	$263,683
Voyage charter revenues (1)	29,752	33,275
Contracts of affreightment revenues	44,428	58,589
Total shipping revenues	$418,692	$355,547

(1)	Voyage charter revenues include approximately $15,466 and $10,152 of revenue related to short-term time charter contracts for the years ended December 31, 2020 and 2019, respectively.

Voyage Receivables

As of December 31, 2020 and 2019, contract balances from contracts with customers consisted of voyage receivables, including unbilled receivables, of $9,351 and $5,831, respectively, net of reserve for doubtful accounts for voyage charters and lightering contracts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customers based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At December 31, 2020, the costs related to voyages that were not yet completed were not material.

48	Overseas Shipholding Group, Inc.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2020, the Company expects to recognize revenue of approximately $21,142 in 2021 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

Practical Expedients and Exemptions

The Company’s voyage charter contracts and some of the Company’s COAs have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient, which permits the Company to not disclose the portion of the transaction price allocated to the remaining performance obligations within these COAs.

The Company expenses broker commissions for voyage charters, which are costs of obtaining a contract, as they are incurred because the amortization period is less than one year or are otherwise amortized as the underlying performance obligation is satisfied. The Company records these costs within voyage expenses on the consolidated statements of operations.

49	Overseas Shipholding Group, Inc.

NOTE 5 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2020	2019
Vessels, at cost	$1,099,187	$919,212
Accumulated depreciation	(308,449)	(274,900)
Vessels, net	790,738	644,312

Construction in progress	17,238	65,697

Finance lease right-of-use asset, at cost (Note 15)	26,940	28,993
Accumulated amortization (Note 15)	(2,957)	(2,053)
Finance lease right-of use asset, net (Note 15)	23,983	26,940

Other property, at cost	5,552	5,552
Transfers from construction in progress	25	—
Accumulated depreciation and amortization	(5,362)	(5,289)
Other property, net	215	263

Total vessels and other property	$832,174	$737,212

The Company took delivery of two 204,000-barrel capacity oil and chemical tank barges in 2020, one in May and the other in December. The barges, named the OSG 205 and OSG 204, have been paired with existing tugs within the Company’s fleet, the OSG Courageous and OSG Endurance. The ATB units are operating in the Jones Act trade and have entered into one-year time charters.

In May 2020 and August 2020, the Company sold two of its ATBs for $1,407, net of broker commissions. As a result of the sales, the Company recognized losses, which were not material and are included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

On March 12, 2020, subsidiaries of OSG, as the Parent Company, completed the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator, from BP for total consideration of $54,000 and have entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The vessels purchased will continue to be operated by ATC under time charters with Hilcorp North Slope, LLC (formerly BP Exploration (Alaska), Inc.), with firm charter periods lasting until 2022, 2025 and 2026. Each charter also provides for five one-year extension options.

On September 30, 2019, the Company took delivery of two 50,000 DWT class product and chemical tankers at Hyundai Mipo Dockyard Co., Ltd. The tankers, named the Overseas Gulf Coast and Overseas Sun Coast, are operating in the international market under the Marshall Islands flag, with both vessels having entered into one-year time charters.

In September 2019, the Company sold one of its ATBs for $1,234, net of broker commissions. As a result of the sale, the Company recognized an immaterial gain, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

In May and June 2019, the Company sold two of its ATBs for $1,101 and $1,069, respectively, net of broker commissions. As a result of the sales, the Company recognized an immaterial loss, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

50	Overseas Shipholding Group, Inc.

At December 31, 2020, the Company’s owned vessel fleet with a weighted average age of 12.0 years, consisted of six Handysize Product Carriers, three crude oil tankers, two lightering ATBs and two ATBs. Of these vessels, 12 were pledged as collateral under term loan agreements and have an aggregate carrying value of $744,760.

Vessel activity, excluding construction in progress, for the two years ended December 31, 2020 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2018	$845,868	$(248,939)	$596,929
Transfers from construction in progress	82,625	—
Depreciation	—	(32,284)
Disposals	(9,281)	6,323
Balance at December 31, 2019	919,212	(274,900)	644,312
Transfers from construction in progress	111,685	—
Additions	74,076	—
Depreciation	—	(37,339)
Disposals	(5,786)	3,790
Balance at December 31, 2020	$1,099,187	$(308,449)	$790,738

The total of vessel additions can be different from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made. For the year ended December 31, 2020, the Company had approximately $1,820 of non-cash investing activities for the accrual of capital expenditures related to the Company’s vessels.

Drydocking activity for the two years ended December 31, 2020 is summarized as follows:

	2020	2019
Balance at January 1	$23,734	$26,099
Additions	33,398	11,074
Drydock amortization	(13,998)	(13,439)
Balance at December 31	$43,134	$23,734

NOTE 6 — INVESTMENT IN ALASKA TANKER COMPANY, LLC

At December 31, 2019, the Company had a 37.5% interest in Alaska Tanker Company, LLC (“ATC”), a joint venture that was formed in 1999 among OSG America Operating Co LLC, Keystone Shipping Company and subsidiaries of British Petroleum (“BP”). Each member of ATC was entitled to receive its respective share of incentive charter hire related to time charter contracts in ATC with a minimum term ending in December 2023. At December 31, 2019, the carrying value of the Company’s investment in ATC was $3,599, which includes the Company’s respective share of distributions of $3,562.

In December 2019, the Company entered into an agreement with BP to purchase three U.S.-flagged crude oil carrier vessels (Alaskan Explorer, Alaskan Legend and Alaskan Navigator) for total cash consideration of $54,000. The Company made a $10,800 deposit upon execution of the vessel purchase agreements. The purchase of the vessels was financed by borrowing $54,000 under a five-year term loan as discussed in Note 8, “Debt”.

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

51	Overseas Shipholding Group, Inc.

The Company accounted for the purchase of the three vessels and remaining equity ownership interest in ATC collectively as an asset acquisition, with substantially all the cost of the acquisition attributed to the three vessels purchased from BP. The pre-existing ATC arrangements with a minimum term through December 2023 were terminated, and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized, with a corresponding increase in the value of the vessels acquired from BP in a manner consistent with how ASC 805, Business Combinations, would be applied to the settlement of a pre-existing arrangement.

As part of the acquisition of ATC, the Company assumed liabilities of $9,898 related to a pension and postretirement plan and $8,812 related to a deferred compensation plan. See Note 16, “Pension, Other Postretirement Benefit Plans and Benefit Liabilities” for further discussion on these plans.

At December 31, 2019, a condensed summary of the assets and liabilities of ATC as an equity method investment was as follows:

December 31,
2019
Current assets	$38,531
Total assets	$38,531

Current liabilities	$20,667
Noncurrent liabilities	18,867
Deficiency	(1,003)
Total liabilities and equity	$38,531

For the year ended December 31, 2019, a condensed summary of the results of operations of ATC as an equity method investment was as follows:

Year Ended December 31,
2019
Shipping revenues	$109,006
Ship operating expenses	(100,437)
Income from vessel operations	8,569
Net income	$9,342

Due to the acquisition of ATC on March 12, 2020, there is no schedule of income attributable to an equity method investment for the Company for the year ended December 31, 2020.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets activity for the two years ended December 31, 2020 is summarized as follows:

Total
Balance at December 31, 2018	$36,417
Amortization	(4,600)
Balance at December 31, 2019	31,817
Amortization	(4,600)
Balance at December 31, 2020	$27,217

52	Overseas Shipholding Group, Inc.

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company’s intangible assets at December 31, 2020 and 2019 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2020 and 2019. The unamortized balance of the Company’s intangible assets at December 31, 2020 will be recognized over the remaining useful life, which is six years. Amortization of intangible assets for the five years subsequent to December 31, 2020 is expected to approximate $4,600 per year.

NOTE 8 — DEBT

Debt consists of the following:

	December 31,
	2020	2019
Term loan, due 2023, net of unamortized discount and deferred costs of $4,676 and $6,821	$252,057	$291,994
Term loans, due 2024, net of unamortized discount and deferred costs of $426 and $1,086	22,972	48,289
Alaska tankers term loan, due 2025, net of unamortized discount and deferred costs of $623	50,360	—
OSG 204 LLC term loan, due 2025, net of unamortized discount and deferred costs of $636	31,283	—
Term loan, due 2026, net of unamortized discount and deferred costs of $73 and $98	23,171	27,075
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net of unamortized discount and deferred costs of $564	48,586	—
Unsecured senior notes, net of unamortized discount and deferred costs	691	689
Total debt	429,120	368,047
Less current installments of long-term debt	(38,922)	(31,512)
Total long-term debt	$390,198	$336,535

The weighted average interest rate for debt outstanding at December 31, 2020 and 2019 was 5.21% and 6.55%, respectively.

Term Loans

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

The COVID-19 pandemic has resulted in a significant reduction in demand for oil and refined petroleum products worldwide which has had a direct impact on our business. In an effort to conserve costs, several of the vessels in our fleet have been placed in layup in late 2020 and 2021. In recognition that certain of the financial covenants that were in place in each of our vessel financing facilities did not appropriately reflect the current situation, in March 2021, the Company obtained waivers and amendments of certain financial covenants in each of its vessel financing facilities, with respect to fourth quarter 2020 and later periods’ compliance requirements. In accordance with the loan amendments, the Company has agreed to sell one of its vessels. In March 2021, the Company received a firm offer and has negotiated acceptable terms to sell the Overseas Gulf Coast. We expect the sale to be completed during the second quarter of 2021 subject to customary terms and conditions.

In November 2020, two of the Company’s subsidiaries, OSG 205 LLC and OSG Courageous II LLC, entered into a construction loan in the original principal amount of $49,150 of which $46,711 was drawn down to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge, OSG 205, and to refinance the tug to which the barge is being paired, the OSG Courageous. The Company made a prepayment of $15,811, which included accrued interest on its term loan, due 2023. The aggregate net loss realized on this transaction, which was not material, reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reduction and is included in other income, net on the consolidated statements of operations for the year ended December 31, 2020. On December 3, 2020, upon completion and delivery of the OSG 205, the remainder of the construction loan was drawn down and the construction loan was converted to a term loan. The loan is guaranteed by the Company, bears a fixed rate of interest of 6.37% and has a seven-year term maturing on December 1, 2027. The lenders hold a perfected first priority security interest and preferred ship mortgage against the barge and tug.

In June 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a loan with Wintrust Commercial Finance and other syndicate lenders in the aggregate original principal amount of $32,933 to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge. The loan is guaranteed by the Company, bears a fixed rate of interest of 5.00% and has a five-year term maturing on June 1, 2025. The lenders hold a perfected first priority security interest and preferred ship mortgage against the vessel.

In May 2020 and August 2020, in connection with the Company’s sale of two of its ATBs, the Company made mandatory prepayments of $1,307 on its term loan due in 2023.The aggregate losses realized on these transactions, which related to the write-off of unamortized deferred finance costs, were not material.

53	Overseas Shipholding Group, Inc.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in the aggregate original principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator. The loan is secured by first preferred ship mortgages on the vessels, bears a fixed rate of interest of 4.43% and has a five-year term maturing on March 12, 2025.

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

Term loan, due 2023 – In December 2018, the Company and several of its subsidiaries entered into a term loan with PGIM, Inc. as Administrative Agent for a syndication of lenders, which is secured by a guarantee from the Company. This loan is in the aggregate original principal amount of $325,000 and has a five-year term maturing in December 2023.

Term loan, due 2026 – In November 2018, two of the Company’s subsidiaries, Mykonos Tanker LL and Santorini Tanker LLC, entered into a loan with Wintrust Commercial Finance which is guaranteed by the Company. This loan is in the aggregate original principal amount of $27,500 and has a seven-year term maturing on November 1, 2026.

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

The Election 2 Notes have substantially the same terms as the 2024 Notes, other than the (i) maturity date and (ii) definitions and provisions related to a holder’s right to require the Company to repurchase such holder’s Election 2 Notes upon the occurrence of certain changes in the ownership or control of OSG. The Election 2 Notes accrue interest at the rate of 7.50% per annum.

54	Overseas Shipholding Group, Inc.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the two years ended December 31, 2020 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt Facility	2020	2019
Term loan, due 2023	$18,132	$24,667
Term loan, due 2024	2,383	785
Alaska tankers term loan, due 2025	2,014	—
OSG 204 LLC term loan, due 2025	1,365	—
Term loan, due 2026	1,209	1,772
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027	374	—
Unsecured senior notes	302	156
OBS Facilities	—	428
Total interest expense on debt facilities	$25,779	$27,808

Cash paid for interest expense was $23,134 and $24,593 in the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the aggregate annual principal payments required to be made on the Company’s debt are as follows:

2021	$38,922
2022	39,120
2023	221,388
2024	33,054
2025	62,452
Thereafter	41,179
Total	$436,115

55	Overseas Shipholding Group, Inc.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2020 and 2019, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2020:
Assets
Cash and cash equivalents (1)	$69,819	$69,819	$—
Total	$69,819	$69,819	$—
Liabilities
Term loan, due 2023, net	$252,057	$—	257,228
Term loan, due 2024, net	22,972	—	23,535
Alaska tankers term loan, due 2025, net	50,360	—	49,357
OSG 204 LLC term loan, due 2025, net	31,283	—	31,562
Term loan, due 2026, net	23,171	—	21,921
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	48,586	—	52,199
Unsecured senior notes, net	691	—	715
Total	$429,120	$—	$436,517

56	Overseas Shipholding Group, Inc.

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2019:
Assets
Cash (1)	$41,677	$41,677	$—
Total	$41,677	$41,677	$—
Liabilities
Term loan, due 2023, net	$291,994	$—	$299,974
Term loan, due 2024, net	48,289	—	49,015
Term loan, due 2026, net	27,075	—	27,359
Unsecured senior notes, net	689	—	722
Total	$368,047	$—	$377,070

(1)	Includes current and non-current restricted cash totaling $122 and $174 at December 31, 2020 and 2019, respectively. Restricted cash as of December 31, 2020 and 2019 was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel Impairments

There were no vessels measured at fair value during the years ended December 31, 2020 and 2019.

During the first and second quarters of 2020, the Company established terms to sell for scrap the OSG 243, OSG Independence and the OSG 244. Based on the negotiated sale terms, the Company recorded losses, which were not material and included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2020 and 2019 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

During the years ended December 31, 2020 and 2019, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying value of the Company’s intangible assets may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

57	Overseas Shipholding Group, Inc.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2020	2019
Accounts payable	$8,717	$5,944
Payroll and benefits	14,184	8,660
Interest	1,752	1,828
Insurance	1,040	673
Accrued drydock and repair costs	2,371	115
Bunkers and lubricants	725	852
Charter revenues received in advance	8,677	11,580
Accrued vessel expenses	9,642	3,441
Accrued general and administrative, primarily professional fees	307	799
Other	674	1,984
	$48,089	$35,876

58	Overseas Shipholding Group, Inc.

NOTE 11 —TAXES

The expense for income taxes on income before income taxes consists of the following:

	Years Ended December 31,
	2020	2019
Current - Federal	$161	$—
Current - State	(48)	—
Current	—	(1,527)
Deferred – Federal	(5,401)	—
Deferred - State	(897)	—
Deferred	—	991
Total	$(6,185)	$(536)

The reconciliations between the U.S. federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%

Adjustments due to:
State taxes, net of federal benefit	2.9%	(8.9)%
Change in valuation allowance	0.1%	0.6%
Equity awards	0.1%	(1.8)%
Return to provision	0.5%	(4.5)%
Nondeductible expenses	0.1%	0.4%
Uncertain tax positions and tax examination settlement	(1.9)%	6.8%
U.S. income subject to tonnage tax	(3.8)%	(6.5)%
Other	(1.9)%	(1.3)%
Effective tax rate	17.1%	5.8%

During 2020, $6,500 of income from the Overseas Mykonos and Overseas Santorini was excluded as part of the tonnage tax exclusion resulting in a (3.8)% impact on the Company’s effective tax rate.

59	Overseas Shipholding Group, Inc.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2020	2019
Deferred tax liabilities:
Vessels and other property (1)	$124,304	$128,026
Prepaid expenditures	9,130	5,621
Operating lease right-of-use assets	55,754	72,298
Other-net	—	2
Total deferred tax liabilities	189,188	205,947
Deferred tax assets:
Loss carryforwards	64,487	68,917
Operating lease liability	55,426	71,779
Finance lease liability	5,754	6,333
Employee compensation and benefit plans	2,456	3,869
Financing and professional fees	15	2,003
Accrued expenses and other	1,062	1,165
Total deferred tax assets	129,200	154,066
Valuation allowance	(21,004)	(20,952)
Net deferred tax assets	108,196	133,114
Net deferred tax liabilities	$80,992	$72,833

(1)	Includes deferred tax liabilities related to finance lease right-of-use assets totaling $5,441 and $6,190 at December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $193,300 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2020, the Company had U.S. state net operating loss carryforwards of $435,013. These U.S. state net operating loss carryforwards expire in various years from December 31, 2021 through December 31, 2035. Included in the financing and professional fees deferred income assets above are U.S. federal interest expense deductions with an indefinite carryforward period.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state deferred tax assets, the negative evidence has outweighed the positive evidence which has resulted in the Company establishing a valuation allowance of $21,004 and $20,952 as of December 31, 2020 and 2019, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

During the years ended December 31, 2020 and 2019, the Company received refunds (net of payments made) of $5,695 and the Company paid (net of refunds received) $1,293, respectively, of income taxes.

60	Overseas Shipholding Group, Inc.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2020	2019
Balance of unrecognized tax benefits as of January 1,	$2,495	$1,226
(Decreases)/increases for positions taken in prior years	(1,177)	1,353
Decreases due to settlements with taxing authorities	(505)	—
Rate change	—	(84)
Balance of unrecognized tax benefits as of December 31,	$813	$2,495

Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 are $813 and $2,495, respectively, of tax benefits that, if recognized would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line on the consolidated balance sheets. During the years ended December 31, 2020 and 2019, the Company accrued interest and recorded liabilities for interest and penalties were not material.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $189 and $864 as of December 31, 2020 and 2019, respectively.

The U.S. Internal Revenue Service completed exams on the Company’s U.S. federal income tax returns for years 2012 - 2015. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2016. The Company conducts business and files income tax returns in numerous states. Currently, one of the Company’s state tax returns is under examination by a state as part of routine audits conducted in the ordinary course of business. The future utilization of state net operating losses could potentially subject the Company to state examinations prior to the otherwise applicable statute of limitation. States vary in carryforward periods but generally extend up to 20 years or a period consistent with the federal limits under the Tax Cuts and Jobs Act.

NOTE 12 — RELATED PARTIES

Guarantees

International Seaways, Inc. (“INSW”) entered into guarantee arrangements in connection with the spin-off from OSG on November 30, 2016. On October 7, 2019, INSW sold its ownership interest in their joint venture with Qatar Gas Transport Company Ltd, releasing OSG from all obligations under the guarantee arrangements.

61	Overseas Shipholding Group, Inc.

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

Share Repurchases

During the years ended December 31, 2020 and 2019, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 104,552 and 159,685, respectively, shares of Class A common stock at an average price of $1.90 and $1.84 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

Each Class A warrant represents the right to purchase one share of Class A common stock, subject in each case to the adjustments as provided pursuant to the terms thereof. The warrants may be exercised at a price per share of Class A common stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039 and will expire thereafter. Until they exercise their warrants, except as otherwise provided in the warrants, the holders of the warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG’s reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG’s Amended and Restated Certificate of Incorporation). As of December 31, 2020, the Company had 19,235,764 Class A warrants outstanding, convertible into 3,654,795 shares of Class A common stock.

During the years ended December 31, 2020 and 2019, the Company issued 473 and 257,963 shares of Class A common stock, respectively, as a result of the exercise of 2,498 and 1,365,392 Class A warrants, respectively.

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

The Incentive Plans contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company, the number and type of securities underlying outstanding share-based payment awards must be adjusted, as appropriate, in order to prevent dilution or enlargement of rights. The impact of these provisions resulted in a modification of all outstanding share-based payment awards upon the stock dividend, reverse stock split and spin-off transactions. As the fair value of the awards immediately after the stock dividend, reverse stock split and spin off transactions, did not increase when compared to the fair value of such awards immediately prior to such transactions, no incremental compensation costs were recognized as a result of such modifications.

62	Overseas Shipholding Group, Inc.

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

Director Compensation - Restricted Stock Units

The Company awarded a total of 321,000 and 357,866 RSUs for the years ended December 31, 2020 and 2019, respectively, to its non-employee directors. The weighted average fair value of the Company’s stock on the measurement date of such awards was $2.25 (2020) and $1.78 (2019) per share. Such RSUs vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The RSUs granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Upon vesting, a holder of restricted share awards has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common stockholders generally. RSUs which have not become vested as of the date the grantee’s service on the Board of Directors terminates will be forfeited and the grantee will have no further rights with respect to the RSUs.

Management Compensation

Restricted Stock Units

During the years ended December 31, 2020 and 2019, the Company awarded 764,406 and 552,598 time-based RSUs to certain of its employees, including senior officers. The average grant date fair value of these awards was $2.03 (2020) and $2.02 (2019), per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and will occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

In addition, during the year ended December 31, 2019, the Company awarded 329,121 shares to certain of its senior officers of the Company’s common stock, net of all taxes, which vested immediately. The average grant date fair value of these awards was $1.82.

63	Overseas Shipholding Group, Inc.

During the years ended December 31, 2020 and 2019, the Company awarded 582,224 and 352,258 performance-based RSUs to its senior officers, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three-year TSR performance period. The performance index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Parent Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase up to a maximum of 291,112 and 176,129 target RSUs combined, respectively, (873,340 and 528,387 RSUs in total, respectively) or decrease, depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of December 31, 2020, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.03 and $2.02 per RSU, respectively.

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the RSUs described above was $2,321 and $1,615 during the years ended December 31, 2020 and 2019, respectively.

Stock Options

During the year ended December 31, 2019, the Company awarded 612,745 stock options to one of its senior officers, which vested immediately. Each stock option represents an option to purchase one share of Class A common stock for an exercise price of $1.89 per share. The call option value of the options was $1.02 per option. Under the grant agreement, the stock options have a holding requirement until the earliest to occur of (i) a change in control; (ii) the separation from service date, in the event of a termination of the grantee’s employment by the Company without cause or by the grantee for good reason and (iii) the third anniversary of the grant date. The stock options expire on the business day immediately preceding the tenth anniversary of the award date. If a stock option grantee’s employment is terminated for cause (as defined in the applicable Form of Grant Agreement), stock options (whether then vested or exercisable or not) will lapse and will not be exercisable. If a stock option grantee’s employment is terminated for reasons other than cause, the option recipient may exercise the vested portion of the stock option but only within such period of time ending on the earlier to occur of (i) the 90th day ending after the option holder’s employment terminated and (ii) the expiration of the options, provided that if the option holder’s employment terminates for death or disability the vested portion of the option may be exercised until the earlier of (i) the first anniversary of employment termination and (ii) the expiration date of the options.

The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the 2019 grant: risk free interest rates of 2.50%, dividend yield of 0.0%, expected stock price volatility factor of .55 and expected life of 6.0 years.

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

64	Overseas Shipholding Group, Inc.

Activity with respect to restricted stock units under the Incentive Plans during the two years ended December 31, 2020 is summarized as follows:

Activity for the two years ended December 31, 2020	Class A common shares
Nonvested Shares Outstanding at December 31, 2018	912,315
Granted	1,591,839
Vested ($1.66 to $2.32 per share)	(780,542)
Forfeited ($1.63 per share)	(4,747)
Nonvested Shares Outstanding at December 31, 2019	1,718,865
Granted	1,667,633
Vested ($1.74 to $2.32 per share)	(755,898)
Forfeited ($1.74 to $2.27 per share)	(25,337)
Nonvested Shares Outstanding at December 31, 2020	2,605,263

Activity with respect to stock options under the Incentive Plans during the two years ended December 31, 2020 is summarized as follows:

Activity for the two years ended December 31, 2020	Class A common shares
Options Outstanding at December 31, 2018	866,011
Granted	612,745
Options Outstanding at December 31, 2019	1,478,756
Options Outstanding at December 31, 2020	1,478,756
Options Exercisable at December 31, 2020	1,478,756

The weighted average remaining contractual life of the outstanding stock options at December 31, 2020 was 7.18 years. The range of exercise prices of the stock options outstanding at December 31, 2020 was between $1.70 and $5.57 per share. The weighted average exercise price of the stock options outstanding was $2.67 per share at both December 31, 2020 and 2019.

Compensation expense as a result of the grants of stock options described above was not material for the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was $3,048 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.72 years.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related taxes at an effective tax rate of 17.1%, on the consolidated balance sheets follow:

	Years Ended December 31,
	2020	2019
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(282)	$(6,409)
	$(282)	$(6,409)

65	Overseas Shipholding Group, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, for the two years ended December 31, 2020.

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)
Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	5,935
Amounts reclassified from accumulated other comprehensive loss	192
Total change in accumulated other comprehensive loss	6,127
Balance as of December 31, 2020	$(282)

Balance as of December 31, 2018	$(7,192)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	501
Amounts reclassified from accumulated other comprehensive loss	282
Total change in accumulated other comprehensive loss	783
Balance as of December 31, 2019	$(6,409)

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive loss for the two years ended December 31, 2020.

	Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2020	2019	Statement of Operations Line Item
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	$424	$570	Other income, net
Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	(174)	(201)	Other income, net
	250	369	Total before tax
	(58)	(87)	Tax provision
	$192	$282	Total net of tax

The following amounts are included in accumulated other comprehensive loss at December 31, 2020, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $7,606 ($6,575 net of tax) and unrecognized actuarial losses $7,869 ($6,857 net of tax).

The income tax (expense)/benefit allocated to each component of other comprehensive income follows:

Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2020:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$(1,803)
Amounts reclassified from accumulated other comprehensive loss	(58)
Total change in accumulated other comprehensive loss	$(1,861)

For the year ended December 31, 2019:
Current period change excluding amounts reclassified from accumulated other comprehensive loss	$(154)
Amounts reclassified from accumulated other comprehensive loss	(87)
Total change in accumulated other comprehensive loss	$(241)

66	Overseas Shipholding Group, Inc.

NOTE 15 — LEASES

The Company’s lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than one year to 15 years. Many of the Company’s leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors and calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. Leases are discounted using the Company’s incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable. The Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet.

The Company’s lease right-of-use assets and lease liabilities at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Operating leases
Vessels chartered-in noncurrent operating lease assets	$213,414	$283,871
Office space noncurrent operating lease assets	2,403	2,598
Total noncurrent operating lease assets	$215,817	$286,469

Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$89,889	$89,537
Noncurrent operating lease liabilities	145,302	217,511
	235,191	307,048
Office space operating lease liabilities
Current portion of operating lease liabilities	724	608
Noncurrent operating lease liabilities	1,852	1,990
	2,576	2,598
Total operating lease liabilities	$237,767	$309,646

Finance lease
Vessels and other property	$26,940	$28,993
Accumulated amortization	(2,957)	(2,053)
Vessels and other property, less accumulated amortization	$23,983	$26,940

Current portion of finance lease liabilities	$4,000	$4,011
Noncurrent finance lease liabilities	21,360	23,548
Total finance lease liabilities	$25,360	$27,559

Charters-in

As of December 31, 2020, the Company had commitments to charter-in 12 vessels, which are all bareboat charters. On March 12, 2020, the Company commenced a bareboat charter for the Alaskan Frontier for a lease term of three years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as an operating lease. For the remaining 11 chartered-in vessels, 10 vessels are accounted for as operating leases and one vessel is accounted for as a finance lease. The right-of-use asset accounted for as a finance lease arrangement is reported in vessels and other property, less accumulated depreciation on our consolidated balance sheets. The Company holds options for 11 of the vessels chartered-in. For one vessel, the option can be exercised for 3-years and is available indefinitely. For the remaining 10 vessels, the options can be exercised for one, three or five years with the one-year option only usable once, while the three- and five-year options are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually. The Company exercised its option on one of its vessels to extend the term until June 2025. On December 10, 2018, the Company exercised its options to extend the terms of nine vessels. Terms for five of the vessels were extended for an additional three years, with terms ending in December 2022, and terms for four of the vessels were extended for an additional year, with terms ending December 2020. On December 11, 2019, the terms for the four vessels ending December 2020 were extended for an additional three years, with terms ending in December 2023.

67	Overseas Shipholding Group, Inc.

Five of the Company’s chartered in vessels contain a deferred payment obligation (“DPO”) which relates to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final quarterly payment due upon lease termination.

The future minimum commitments under these leases are as follows:

At December 31, 2020	Operating Leases	Finance Lease
2021	$91,849	$4,161
2022	108,338	4,161
2023	43,388	4,161
2024	9,168	4,172
2025	4,534	4,161
Thereafter	—	13,019
Net minimum lease payments	257,277	33,835
Less present value discount	(22,086)	(8,475)
Total lease liabilities	$235,191	$25,360

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

For the years ended December 31, 2020 and 2019, lease expense for the Company’s chartered-in vessels accounted for as operating leases was $90,608 and $90,359, respectively, which is included in charter hire expense on the consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $197,546 and $188,163, respectively, for the years ended December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, the Company had non-cash operating activities of $1,533 and $93,407, respectively, for obtaining operating right-of-use assets and liabilities.

For the years ended December 31, 2020 and 2019, lease expense related to the Company’s finance lease was $2,957 and $2,052, respectively, related to amortization of the right-of-use asset and $1,973 and $1,462, respectively, related to interest on the lease liability. These are included in operating cash flows on the consolidated statements of cash flows. For the year ended December 31, 2019, the Company had non-cash financing activities of $28,993 for obtaining finance right-of-use assets.

68	Overseas Shipholding Group, Inc.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum commitments under lease obligations for office space, which are operating leases, as of December 31, 2020 are as follows:

At December 31, 2020	Amount
2021	$748
2022	780
2023	609
2024	168
2025	100
Thereafter	988
Net minimum lease payments	3,393
Less present value discount	(817)
Total lease liabilities	$2,576

For the years ended December 31, 2020 and 2019, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations, was $851 and $648, respectively. For the years ended December 31, 2020 and 2019, cash paid for office space rental was $739 and $604, respectively, which is included in operating cash flows on the consolidated statements of cash flows.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
Weighted average remaining lease term - operating leases	2.8 years	3.7 years
Weighted average discount rate - operating leases	6.5%	6.7%
Weighted average remaining lease term - finance lease	8.1 years	9.1 years
Weighted average discount rate - finance lease	7.3%	7.3%

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

69	Overseas Shipholding Group, Inc.

The Company is the lessor under its time charter contracts. Certain time charter contracts provide the charterer with the option to extend the contract for a specific period of time. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts. Total time charter revenue for the years ended December 31, 2020 and 2019 was equal to lease income from lease payments of $343,290 and $263,416, respectively, plus straight-line adjustments of $1,222 and $267, respectively. The net book value of owned vessels on noncancelable time charters was equal to $284,259 at December 31, 2020.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At December 31, 2020	Amount
2021	$177,352
2022	139,994
2023	102,058
2024	97,736
2025	63,985
Thereafter	14,357
Net minimum lease receipts	$595,482

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

NOTE 16 — PENSION, OTHER POSTRETIREMENT BENEFIT PLANS AND BENEFIT LIABILITIES

For the years ended December 31, 2020 and 2019, pension and other benefit liabilities are included in other liabilities on the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2020, the Maritrans Plan is the only defined benefit pension plan in existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

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

70	Overseas Shipholding Group, Inc.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act Zone Status			Contributions made by the Company
Pension Plan	EIN / Pension Plan Number	2020	2019	Rehabilitation Plan Status	2020	2019
AMO Pension Plan	13-1936709	Green (1)	Yellow (1)	None	$580	$650

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	2,895	2,353

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	279	288
				Total contributions	$3,754	$3,291

(1)	A “Yellow” Zone Status plan is a plan that has a funding ratio between 65% and 80%. A “Green” Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2020 and any future contributions are subject to negotiations between the employers and the unions.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2020, the Company’s estimated withdrawal liability would have been approximately $34,679 had the Company elected to withdraw from the plan in 2020. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2019, the Company’s estimated withdrawal liability would have been approximately $18,191 had the Company elected to withdraw from the plan in 2020. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2020.

71	Overseas Shipholding Group, Inc.

The SIU – Tug Agreement and AMO collective bargaining agreements for OSG expire in March 2021. The ATC MEBA collective bargaining agreement expires in May 2021 and the SIU – Tanker Agreement for OSG and MEBA for the Parent Company collective bargaining agreements expire in June 2022.

Postretirement Benefit Plans

The Company also provides certain postretirement health care and life insurance benefits to qualifying domestic retirees and their eligible dependents (“OSG Postretirement Plan”). The health care plan for shore-based employees and their dependents and seagoing licensed deck officers (“Deck Officers”) and their dependents is contributory at retirement, while the life insurance plan for all employees is noncontributory. In general, postretirement medical coverage is provided to shore-based employees hired prior to January 1, 2005 and all Deck Officers who retire and have met minimum age and service requirements under a formula related to total years of service. The Company no longer provides prescription drug coverage to its retirees or their beneficiaries once they reach age 65. The Company does not currently fund these benefit arrangements and has the right to amend or terminate the health care and life insurance benefits at any time.

As part of the acquisition of ATC, the Company assumed liabilities of $9,898 related to a pension and postretirement plan (“ATC Plan”). The postretirement medical and life insurance plan provided benefits to shore-based employees and nonunion licensed deck officers at least 55 years of age with 10 years or more of service, as defined. The plan was frozen as of December 31, 2016 and closed to new entrants as of January 1, 2017.

The acquisition of the ATC Plan resulted in an increase in benefit obligation of $9,124 on March 12, 2020. The OSG Postretirement Plan was amended effective December 31, 2020 to include participants of the ATC Plan. Due to changes in the plan provisions, certain participants from the ATC Plan elected not to continue coverage in the OSG Postretirement Plan and an actuarial gain of $1,485 in other comprehensive income was recognized. The plan provisions for the ATC participants that moved into the OSG Postretirement Plan were amended and a negative plan amendment of $6,219 was established.

72	Overseas Shipholding Group, Inc.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$46,936	$44,015	$3,572	$3,401
Cost of benefits earned (service cost)	—	—	307	105
Interest cost on benefit obligation	1,450	1,802	386	140
Actuarial losses/(gains)	3,452	3,805	(857)	84
Benefits paid	(2,859)	(2,686)	(442)	(158)
Plan Amendments	—	—	(6,219)	—
Acquisition	—	—	9,124	—
Benefit obligation at year end	48,979	46,936	5,871	3,572
Change in plan assets:
Fair value of plan assets at beginning of year	36,754	31,929	—	—
Actual return on plan assets	6,726	6,790	—	—
Employer contributions	1,595	721	442	158
Benefits paid	(2,859)	(2,686)	(442)	(158)
Fair value of plan assets at year end	42,216	36,754	—	—
Unfunded status at December 31	$(6,763)	$(10,182)	$(5,871)	$(3,572)

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2020	2019
Projected benefit obligation	$48,979	$46,936
Accumulated benefit obligation	48,979	46,936
Fair value of plan assets	42,216	36,754

Information for defined benefit pension plans and other postretirement benefit plans net periodic cost/(benefit) follows:

	Pension Benefits		Other Benefits
For the year ended December 31,	2020	2019	2020	2019
Components of expense:
Cost of benefits earned	$—	$—	$307	$105
Interest cost on benefit obligation	1,450	1,802	386	140
Expected return on plan assets	(2,612)	(2,246)	—	—
Amortization of prior-service costs	—	—	(229)	(229)
Recognized net actuarial loss	444	588	35	11
Net periodic benefit cost	$(718)	$144	$499	$27

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2020	2019	2020	2019
Discount rate	2.35%	3.20%	2.90%	3.55%

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

73	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits		Other Benefits
For the year ended December 31,	2020	2019	2020		2019
Discount rate	3.20%	4.25%	3.55	%/3.50%	4.40%
Expected (long-term) return on plan assets	7.25%	7.25%	—		—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 6.25% as of December 31, 2020, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2027 Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Expected benefit payments for the following ten years are as follows:

	Pension Benefits	Other Benefits
2021	$2,937	$257
2022	2,961	261
2023	3,005	262
2024	3,066	262
2025	3,115	260
2026-2030	14,890	1,296
Total	$29,974	$2,598

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets, which are valued based Level 1 inputs, at December 31, 2020 and 2019, by asset category are as follows:

	Fair Value
	Level 1
At December 31,	2020	2019
Cash and cash equivalents	$773	$595
Equity securities:
Large cap exchange traded fund	15,998	13,994
Small company - mid value	3,050	2,222
Small company - mid growth	3,180	2,167
International value	3,162	2,634
International growth	3,326	2,656
Fixed income and preferred stock:
Intermediate term bond fund	12,662	12,418
Small company - mid value - preferred stock	65	68
Total	$42,216	$36,754

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

74	Overseas Shipholding Group, Inc.

The Company contributed $1,595 and $721 to the Maritrans Plan in 2020 and 2019, respectively. The Company expects to make contributions of approximately $792 to the Maritrans Plan in 2021.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company’s contributions to the plan were $2,888 and $2,414 for the years ended December 31, 2020 and 2019, respectively.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2020 and 2019 were not material.

Benefit Liabilities

As part of the acquisition of ATC, the Company assumed liabilities related to a deferred compensation plan. The deferred compensation plan is an unfunded, nonqualified plan that allows eligible employees to defer up to 100% of their performance bonuses, or defer up to 50% (5% minimum) of their salary, select investments for their deferral balances and determine when to be paid out. Eligible employees can elect to receive payment either on a specified date, or on a specified date after termination of employment, and either in a lump sum or annual installments, with a maximum deferral period of 20 years. Expected timing of payout is greater than one year and therefore classified as long-term. The balance of the deferred compensation plan at December 31, 2020 was $10,079 and included in other liabilities on the consolidated balance sheets.

75	Overseas Shipholding Group, Inc.

NOTE 17 — OTHER INCOME, NET

Other income, net consists of:

	Years Ended December 31,
	2020	2019
Investment income:
Interest	$102	$1,177
Change in investment value	(248)	—
Investment income	(146)	1,177
Loss on extinguishment and prepayments of debt, net (1)	(793)	(72)
Pension and post retirement items (2)	2,071	(26)
OSG LNG performance guarantee fees	—	110
Miscellaneous-net	489	251
	$1,621	$1,440

(1)	See Note 8, “Debt,” for disclosures relating to loss on mandatory prepayments of debt.

(2)	The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income, net on the consolidated statements of operations.

NOTE 18 — CONTINGENCIES

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

76	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income, changes in equity/(deficit), and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 1, 2021 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Alaska Tanker Company and Related Transactions

As described further in Note 6 to the financial statements, the Company purchased three vessels and the remaining equity ownership in Alaska Tanker Company, LLC (“ATC”). The Company accounted for these transactions, and other related transactions, collectively as an asset acquisition and as the termination of pre-existing arrangements, which resulted in the recognition of a termination gain. We identified the evaluation of, and accounting for, the transactions as an asset acquisition and associated termination of pre-existing arrangement gain, including valuation considerations, as a critical audit matter.

77	Overseas Shipholding Group, Inc.

The principal considerations for our determination that the accounting for the transactions as an asset acquisition and that the related valuation and accounting for the gain on termination of the pre-existing arrangements is a critical audit matter include that the consummation of multiple interrelated and interdependent transactions required a high degree of management and auditor judgment and increased audit procedures to corroborate management’s estimates and application of accounting guidance. Management’s estimates included the fair value of acquired vessels and long term charter arrangements. These estimates were applied to accounting guidance for the determination that the transaction was an asset acquisition and for purposes of allocating the purchase price among the acquired assets.

Our audit procedures related to the evaluation of the estimates and accounting for the above described transactions included the following, among others.

●	We read and evaluated associated time charter and purchase and sale agreements and agreed the terms of the transactions to source documents.

●	We read the summary memorandum prepared by management, inspected the underlying source documents, and evaluated evidential matter associated with management’s estimates and conclusions.

●	We evaluated the reasonableness of the fair value of the acquired vessels (applied in determining whether the acquired assets were concentrated in a single asset) in relation to their salvage value, insured fair value and loan to value ratio.

●	We evaluated the gross margin assumptions of the long-term charter arrangements to the gross margins of other similar existing arrangements and concluded upon no significant fair value of such arrangements (applied in determining whether the acquired assets were concentrated in a single asset).

●	We evaluated the reasonableness of the fair values of acquired assets, as discussed above, when applied to the allocation of the purchase price to such acquired assets.

●	We consulted with our national office resources regarding the application of accounting guidance and regarding our evaluation of the substance of the interrelated transactions referred to above.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

April 1, 2021

78	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated April 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Alaska Tanker Company, LLC (“ATC”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 9% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. As indicated in the Management’s Report, ATC was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ATC.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

April 1, 2021

79	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Overseas Shipholding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Overseas Shipholding Group, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity/(deficit) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor from 2017 to 2020.

Tampa, Florida

March 13, 2020

80	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

81	Overseas Shipholding Group, Inc.

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

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	62	President and CEO	December 2016
Richard Trueblood	75	Vice President and Chief Financial Officer	July 2017
Susan Allan	58	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	51	Vice President and Chief Operations Officer	December 2016
Damon Mote	53	Vice President and Chief Administrative Officer	December 2016

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

82	Overseas Shipholding Group, Inc.

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

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2021 Annual Meeting of Stockholders.

83	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2020 and 2019.

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019.

Consolidated Statements of Changes in Equity/(Deficit) for the Years Ended December 31, 2020 and 2019.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	The schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement, dated as of November 30, 2016, by and between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.2).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

84	Overseas Shipholding Group, Inc.

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference) (No. 333-105018) (filed May 5, 2003). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference) (No. 001-06479) (filed February 18, 2004).

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Fifth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes I due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.12	Sixth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes II due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.13	Description of Company’s Common Stock.

*10.1	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference) (No. 001-06479) (filed March 2, 2009).

*10.2	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.3	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2010 and incorporated herein by reference).

*10.4	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.5

Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.6

Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

85	Overseas Shipholding Group, Inc.

*10.7

Form of Officers Indemnity Agreement for the officers of the Registrant (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.8

Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.9

Separation Agreement dated July 29, 2016 between the Registrant and a former executive (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.10

Employment Agreement dated as of July 17, 2016 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.11

Employment Agreement dated as of November 10, 2016 between the Registrant and an executive (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.12

Amendment No. 1 to Employment Agreement dated as of December 12, 2016 between the Registrant and an executive (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.13

Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Stock Option Grant Agreement, Form StOp 2017 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.14	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

*10.15	Letter Agreement dated as of July 17, 2017 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 17, 2017 and incorporated herein by reference).

*10.16	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 4, 2017 and incorporated herein by reference).

*10.17	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.18	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.19	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

86	Overseas Shipholding Group, Inc.

*10.20	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer 20_.

*10.21	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB 20_-ROIC.

*10.22	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR 20_.

*10.23	Employment Agreement dated as of December 15, 2018 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2018 and incorporated herein by reference).

10.24	Term Loan Credit Agreement dated as of December 21, 2018, among the Registrant, certain subsidiaries of the Registrant, various lenders, PGIM, Inc., as arranger and administrative agent, The Prudential Insurance Company of America and Ally Bank, as co-syndication agents, AB Private Credit Investors Corporation, as documentation agent, PGIM, Inc., as collateral agent and mortgage trustee (the “Term Loan Credit Agreement”) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 10-K dated December 21, 2018 and incorporated herein by reference).

*10.25	2019 Incentive Compensation Plan for Management (filed as Appendix A to the Registrant’s Form DEF 14A dated May 30, 2019 and incorporated herein by reference).

*10.26	Form of Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan Time-Based Restricted Stock Unit Award Agreement Form Non-Employee Director.

10.27	Loan and Security Agreement dated as of August 7, 2019 between Overseas Gulf Coast LLC, subsidiary of Registrant, as borrower, and Banc of America Leasing & Capital, LLC, as lender.

10.28	Loan and Security Agreement dated as of August 7, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

10.29	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Gulf Coast LLC, subsidiary of Registrant, as borrower, and Banc of America Leasing & Capital, LLC, as lender.

10.30	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

*10.31	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer.

87	Overseas Shipholding Group, Inc.

*10.32	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC_.

*10.33	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR_.

**10.34	Amendment No. 3 dated April 1, 2021 to Term Loan Credit Agreement dated December 21, 2018

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

88	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2021

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

89	Overseas Shipholding Group, Inc.

Name	Date

/s/ SAMUEL H. NORTON	April 1, 2021
Samuel H. Norton, Principal
Executive Officer and Director

/s/ DOUGLAS D. WHEAT	April 1, 2021
Douglas D. Wheat, Director

/s/ JOHN P. REDDY	April 1, 2021
John P. Reddy, Director

/s/ JOSEPH I. KRONSBERG	April 1, 2021
Joseph I. Kronsberg, Director

/s/ JULIE E. SILCOCK	April 1, 2021
Julie E. Silcock, Director

/s/ ANJA L. MANUEL	April 1, 2021
Anja L. Manuel, Director

/s/ GARY EUGENE TAYLOR	April 1, 2021
Gary Eugene Taylor, Director

/s/ REBECCA DELAET	April 1, 2021
Rebecca DeLaet, Director

90	Overseas Shipholding Group, Inc.