Form 10-Q
period 2021-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2021-05-07
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of shares outstanding of the issuer’s Class A common stock as of May 5, 2021: Class A common stock, par value $0.01 – 86,863,651 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 5, 2021 for the purchase of 3,654,795 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,093	$69,697
Restricted cash	37	49
Voyage receivables, including unbilled of $4,999 and $6,740, net of reserve for doubtful accounts	10,872	13,123
Income tax receivable	388	387
Other receivables	3,817	1,817
Inventories, prepaid expenses and other current assets	5,067	3,603
Total Current Assets	65,274	88,676
Vessels and other property, less accumulated depreciation	787,241	832,174
Asset held for sale	31,850	—
Deferred drydock expenditures, net	45,810	43,134
Total Vessels, Other Property and Deferred Drydock	864,901	875,308
Restricted cash - non current	59	73
Intangible assets, less accumulated amortization	26,067	27,217
Operating lease right-of-use assets, net	197,073	215,817
Other assets	26,058	24,646
Total Assets	$1,179,432	$1,231,737
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$48,449	$48,089
Current portion of operating lease liabilities	90,612	90,613
Current portion of finance lease liabilities	4,001	4,000
Current installments of long-term debt	38,718	38,922
Total Current Liabilities	181,780	181,624
Reserve for uncertain tax positions	183	189
Noncurrent operating lease liabilities	128,055	147,154
Noncurrent finance lease liabilities	20,793	21,360
Long-term debt	380,165	390,198
Deferred income taxes, net	74,821	80,992
Other liabilities	29,618	30,409
Total Liabilities	815,415	851,926
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 86,863,651 and 86,365,422 shares issued and outstanding)	869	864
Paid-in additional capital	592,732	592,564
Accumulated deficit	(229,203)	(213,335)
	364,398	380,093
Accumulated other comprehensive loss	(381)	(282)
Total Equity	364,017	379,811
Total Liabilities and Equity	$1,179,432	$1,231,737

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Shipping Revenues:

Time and bareboat charter revenues	$63,788	$78,150
Voyage charter revenues	17,485	22,709
	81,273	100,859

Operating Expenses:
Voyage expenses	15,760	3,786
Vessel expenses	31,807	35,769
Charter hire expenses	22,318	22,460
Depreciation and amortization	15,319	14,019
General and administrative	6,365	6,173
Loss on disposal of vessels and other property, including impairments, net	5,493	296
Total operating expenses	97,062	82,503
(Loss)/income from vessel operations	(15,789)	18,356
Gain on termination of pre-existing arrangement	—	19,172
Operating (loss)/income	(15,789)	37,528
Other income, net	122	31
(Loss)/income before interest expense and income taxes	(15,667)	37,559
Interest expense	(6,370)	(6,074)
(Loss)/income before income taxes	(22,037)	31,485
Income tax benefit/(expense)	6,169	(6,360)
Net (loss)/income	$(15,868)	$25,125

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	90,111,701	89,422,311
Diluted - Class A	90,111,701	90,388,988
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.18)	$0.28

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net (loss)/income	$(15,868)	$25,125
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(180)	(18)
Net change in unrecognized actuarial losses	81	76
Other comprehensive (loss)/income	(99)	58
Comprehensive (loss)/income	$(15,967)	$25,183

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(15,868)	$25,125
Items included in net income not affecting cash flows:
Depreciation and amortization	15,319	14,019
Gain on termination of pre-existing arrangement	—	(19,172)
Loss on disposal of vessels and other property, including impairments, net	5,493	296
Amortization of debt discount and other deferred financing costs	557	533
Compensation relating to restricted stock awards and stock option grants	575	438
Deferred income tax (benefit)/expense	(6,178)	2,135
Interest on finance lease liabilities	460	506
Non-cash operating lease expense	22,717	22,811
Distributed earnings of affiliated companies	—	3,562
Payments for drydocking	(8,179)	(3,327)
Operating lease liabilities	(22,860)	(22,969)
Changes in operating assets and liabilities, net	(1,217)	2,162
Net cash (used in)/provided by operating activities	(9,181)	26,119
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(16,973)
Expenditures for vessels and vessel improvements	(3,227)	(20,871)
Expenditures for other property	—	(232)
Net cash used in investing activities	(3,227)	(38,076)
Cash Flows from Financing Activities:
Payments on debt	(9,616)	(7,865)
Tax withholding on share-based awards	(402)	(197)
Payments on principal portion of finance lease liabilities	(1,026)	(1,037)
Extinguishment of debt	(301)	—
Deferred financing costs paid for debt amendments	(877)	—
Issuance of debt, net of issuance and deferred financing costs	—	80,886
Net cash (used in)/provided by financing activities	(12,222)	71,787
Net (decrease)/increase in cash, cash equivalents and restricted cash	(24,630)	59,830
Cash, cash equivalents and restricted cash at beginning of period	69,819	41,677
Cash, cash equivalents and restricted cash at end of period	$45,189	$101,507

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	25,125	—	25,125
Other comprehensive income	—	—	—	58	58
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	1	(200)	—	—	(199)
Compensation related to Class A options granted and restricted stock awards	—	438	—	—	438
Balance at March 31, 2020	$858	$590,674	$(218,214)	$(6,351)	$366,967

Balance at December 31, 2020	$864	$592,564	$(213,335)	$(282)	$379,811
Net loss	—	—	(15,868)	—	(15,868)
Other comprehensive loss	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(407)	—	—	(402)
Compensation related to Class A options granted and restricted stock awards	—	575	—	—	575
Balance at March 31, 2021	$869	$592,732	$(229,203)	$(381)	$364,017

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 86,863,651 and 85,845,920 Class A shares outstanding as of March 31, 2021 and 2020, respectively.
(2)	Includes 19,235,764 and 19,238,262 outstanding Class A warrants as of March 31, 2021 and 2020, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other interim period.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”).

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

Note 2 — Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which contains amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section so that disclosure is not missed. The standard also clarifies various guidance so that an entity can apply the guidance more consistently. The new guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have an impact to the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The new guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact to the Company’s condensed consolidated financial statements.

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

At June 30, 2019, the evaluation date for purposes of determining the applicability of the credit losses standard, the Company met the SEC definition of a smaller reporting company. Accordingly, the Company plans to adopt the credit losses standard on January 1, 2023. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Time and bareboat charter revenues	$63,788	$78,150
Voyage charter revenues(1)	7,037	11,468
Contracts of affreightment revenues	10,448	11,241
Total shipping revenues	$81,273	$100,859

(1)	Voyage charter revenues include revenue related to short-term time charter contracts was $2,864 and $11,319 for the three months ended March 31, 2021 and 2020, respectively.

Voyage Receivables

As of March 31, 2021 and December 31, 2020, contract balances from contracts with customers consisted of voyage receivables of $8,458 and $9,351, respectively, net of reserve for doubtful accounts for voyage charters and lightering contracts.

Contracts of Affreightment

At March 31, 2021, the Company did not have deferred revenue related to the Company's contracts of affreightment (“COAs”).

Costs to Fulfill a Contract

At March 31, 2021, the costs related to voyages that were not yet completed were not material.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2021, the Company expects to recognize revenue of approximately $16,519 for the remainder of 2021 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of March 31, 2021, there were 3,414,189 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of March 31, 2020, there were 2,681,891 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2021	2020
Net (loss)/income	$(15,868)	$25,125

Weighted average common shares outstanding:
Class A common stock - basic	90,111,701	89,422,311
Class A common stock - diluted	90,111,701	90,388,988

For the three months ended March 31, 2020, there were dilutive equity awards outstanding covering 966,677 shares. Awards of 371,893 shares (which are related to stock options) for the three months ended March 31, 2020 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
March 31, 2021:
Assets
Cash and cash equivalents (1)	$45,189	$45,189	$—
Total	$45,189	$45,189	$—
Liabilities
Term loan, due 2023, net	$245,994	$—	$250,988
Term loan, due 2024, net	22,603	—	22,868
Alaska tankers term loan, due 2025, net	49,242	—	47,688
OSG 204 LLC term loan, due 2025, net	30,647	—	30,562
Term loan, due 2026, net	47,924	—	50,346
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	22,083	—	20,555
Unsecured senior notes, net	390	—	407
Total	$418,883	$—	$423,414

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2020:
Assets
Cash and cash equivalents (1)	$69,819	$69,819	$—
Total	$69,819	$69,819	$—
Liabilities
Term loan, due 2023, net	$252,057	$—	257,228
Term loan, due 2024, net	22,972	—	23,535
Alaska tankers term loan, due 2025, net	50,360	—	49,357
OSG 204 LLC term loan, due 2025, net	31,283	—	31,562
Term loan, due 2026, net	23,171	—	21,921
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	48,586	—	52,199
Unsecured senior notes, net	691	—	715
Total	$429,120	$—	$436,517

(1)	Includes current and non-current restricted cash aggregating $96 and $122 at March 31, 2021 and December 31, 2020, respectively. Restricted cash as of March 31, 2021 and December 31, 2020 was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the first quarter of 2021, the Company considered whether events or changes in circumstances had occurred since December 31, 2020 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of March 31, 2021.

The Company concluded that no such events or changes in circumstances had occurred for its intangible assets at March 31, 2021.

During the first quarter of 2021 the Company received a firm offer for the sale of the Overseas Gulf Coast, which is classified as asset held for sale on the condensed consolidated balance sheets at March 31, 2021. Based on the negotiated sale terms, the Company recorded a loss of $5,446, which is included in loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations, on the planned disposition of this tanker. In April 2021, the Company entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale is anticipated to be final prior to the end of the second quarter of 2021.

Note 6 — Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $6,169 and $(6,360), respectively, which represented effective tax rates of 28% and 20%, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the tonnage tax exclusion. The effective tax rate for the three months ended March 31, 2021 was more than the statutory rate due to the tonnage tax exclusion and state benefit. The effective tax rate for the three months ended March 31, 2020 was less than the statutory rate due to a discrete tax benefit in the quarter relating to state benefit resulting from the Alaska Tanker Company acquisition and deductible expenses related to Code Section 162(m).

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 7 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the three months ended March 31, 2021, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 185,459 shares of Class A common stock at an average price of $2.18 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the three months ended March 31, 2021 and 2020, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Management Compensation — Restricted Stock Units and Stock Options

During the three months ended March 31, 2021, the Company granted 554,962 RSUs to its employees, including senior officers. The grant date fair value of these awards was $2.36 per RSU. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2021, the Company awarded 363,238 performance-based RSUs to its senior officers. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one–half of the target RSUs will be subject to OSG’s three–year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three–year TSR performance period. The index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Parent Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase of up to a maximum of 181,619 target RSUs combined (544,857 RSUs in total) or decrease, depending on performance against the applicable measure and targets. The ROIC performance goal is a performance condition which, as of March 31, 2021, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.36 per RSU.

During the three months ended March 31, 2021, the Company awarded 590,251 performance-based RSUs to its senior officers. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals that must be achieved over an 18-month performance period. Vesting is subject to certification by the Compensation Committee as to achievement of the performance measures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2021	December 31, 2020
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(381)	$(282)
Accumulated other comprehensive loss	$(381)	$(282)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and three months ended March 31, 2021 and 2020:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(99)
Total change in accumulated other comprehensive income	(99)
Balance as of March 31, 2021	$(381)

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	58
Total change in accumulated other comprehensive income	58
Balance as of March 31, 2020	$(6,351)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 9 — Leases

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three months ended March 31, 2021 and 2020 was equal to lease income from lease payments of $63,417 and $78,853, respectively, plus straight-line adjustments of $371 for the three months ended March 31, 2021 and less straight-line adjustments of $703 for the three months ended March 31, 2020.

Note 10 — Debt

The COVID-19 pandemic has resulted in a significant reduction in demand for oil and refined petroleum products worldwide which has had a direct impact on the Company’s business. In an effort to conserve costs, several of the vessels in the Company’s fleet were placed in layup in late 2020 and 2021. In recognition that certain of the financial covenants that were in place in each of the Company’s vessel financing facilities did not appropriately reflect the impact of the pandemic on the Company's business, in March 2021, the Company obtained waivers and amendments of certain financial covenants in each of its vessel financing facilities, with respect to fourth quarter 2020 and later periods’ compliance requirements. In accordance with the loan amendments, the Company agreed to sell one of its vessels, the Overseas Gulf Coast.

Note 11 — Commitments and Contingencies

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K. Other factors besides those listed in our quarterly reports or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	public health threats, particularly the COVID-19 pandemic, which may impact the Company in many ways, including those noted below, as well as by increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	volatility in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and conditions in the oil and natural gas industry, including in reaction to the COVID-19 pandemic;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	the Company’s compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the refusal of certain customers to use vessels of a certain age;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	the inability to clear oil majors’ risk assessment processes;
●	the Company’s ability to use its net operating loss carryforwards;
●	significant fluctuations in the market price of the Company’s securities; and
●	provisions of Delaware law and the Company’s governing documents that could influence its ability to effect a change of control.

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

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates two Marshall Islands flagged MR tankers which trade internationally. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets

The ongoing coronavirus pandemic has severely impacted global and national economies. Lockdown orders, business closures and travel restrictions among many other events have reduced the demand for many products, including petroleum. This has led to a significant reduction in refinery operations and end user demand for transportation fuels. The reduced demand has created extreme business uncertainty for our customers and the result has been a reluctance to enter into longer term transportation commitments. We believe that, as our customers’ visibility and confidence in the future returns, there will be a resumption of more typical customer behavior and time charter activity will rebound.

Heightened uncertainty has resulted in the non-renewal of charters for vessels whose time charters ended in late 2020 and early in 2021. In response to this we have placed seven vessels in lay-up. Laying up vessels in times of limited near-term employment opportunities allows us to reduce the costs associated with vessels that are without charter. The historic Texas freeze during the just completed quarter also impacted lay-up decisions as more than 50% of PADD 3 refining capacity was shut in for a good portion of the just completed quarter. The refinery shutdowns have by now largely been resolved. Further, we anticipate that, as vaccines become more widely distributed and there is a lifting of the COVID-19 restrictions, mobility and related US consumption of transportation fuels will, more likely than not, normalize. A normalization of fuel demand patterns consistent with historic levels of consumption is expected to stimulate more marine transportation demand, which in turn should lead to a reactivation of vessels from lay-up to meet any such increase in demand. The pace and trajectory of demand recovery continues to be influenced by many factors, including progress in resolving the pandemic outside of the US, and near-term uncertainty will continue to define a wide spectrum of possible vessel reactivation outcomes as we move through the late spring and summer.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

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

Beginning in the 2020 first quarter, COVID-19 has resulted in disruptions in demand and an oversupply of crude oil and refined products. Many analysts predict that gasoline and diesel demand will recover in 2021. Jet fuel demand is anticipated to remain well below 2019 levels through at least the end of 2021. These predictions reflect estimates on the prevalence of COVID-19 and the recovery of the U.S. economy. Energy markets are, however, global in nature and the pace and extent of COVID and its continuing presence in markets outside of the U.S. is also an important factor in understanding the timing and extent of recovery of supply and consumption patterns within the U.S. While COVID-19 has presented our industry and markets with significant challenges, we believe that we have thus far managed its impact on our business operations well, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

As a result of the COVID-19 pandemic, we have implemented procedures to protect the health and safety of our employees, crew and contractors. These procedures and protocols are those mandated or recommended by the Centers for Disease Control and Prevention, the U.S. Coast Guard, local ports and shipyards, and country- and state-specific requirements. They include such actions as providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, requiring crew members to disclose symptoms and the health of those they have been in contact with, mandatory quarantine periods imposed prior to joining any vessel, sanitization of the vessels, mandating face coverings, social distancing and temperature checks, and requiring testing in certain instances. COVID-19 has also impacted planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue and may increase.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. The majority of available vessel operating days are covered with medium-term charters or contracts of affreightment. However, medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As a result, some of our vessels may operate in the spot market, which is more volatile and less predictable. In some cases, where neither time charter nor consistent spot market business is available, lay up and removal of vessels from an actively available status is deemed necessary. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

COVID-19 induced demand destruction that started in March 2020 has resulted in minimal spot market activity since then. The few voyages that were available were typically performed by ATBs and not by product tankers.

Our vessels, excluding vessels in lay-up, were employed for 92% of available days during the first quarter of 2021, with 93 of a total 1,223 available days (available days excludes 43 days vessels were offhire due to drydock requirements) seeing vessels idle without employment.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Industry-wide, there were no firm Jones Act vessel orders as of March 31, 2021.

Delaware Bay lightering volumes averaged 66,000 b/d in the first quarter of 2021 compared with 80,000 b/d in the first quarter of 2020. Refinery demand for crude oil has been significantly reduced since the third quarter of 2020 due to COVID-19, reducing the need for lightering services. We have contract minimums with our refinery customers that compensate us for barrels not lightered below those minimum amounts.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of the Company’s material accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2020.

Results of Vessel Operations

During the three months ended March 31, 2021, shipping revenues decreased by $19,586, or 19.4%, compared to the same period in 2020. The decrease was primarily a result of a 624-day increase in lay-up days due to seven vessels in lay-up, a decision taken in light of the lack of demand due to the economic impact of COVID-19. The decrease in shipping revenues was partially offset by the addition to our fleet of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, which were purchased on March 12, 2020.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2021	2020
Time charter equivalent revenues	$65,513	$97,073
Add: Voyage expenses	15,760	3,786
Shipping revenues	$81,273	$100,859

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2021 and 2020 between spot and fixed earnings and the related revenue days.

	2021		2020
Three Months Ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$24,467	$65,165	$61,951	$60,260
Revenue days	148	477	92	1,052
Non-Jones Act Handysize Product Carriers:
Average rate	$14,958	$7,044	$27,727	$16,788
Revenue days	180	177	154	182
ATBs:
Average rate	$—	$32,339	$28,332	$24,015
Revenue days	—	180	93	89
Lightering:
Average rate	$92,524	$—	$78,258	$61,012
Revenue days	73	—	91	87
Alaska (a):
Average rate	$—	$58,743	$—	$59,015
Revenue days	—	238	—	58

(a)	Excludes one Alaska vessel currently in layup.

During the first quarter of 2021, TCE revenues decreased by $31,560, or 32.5%, to $65,513 from $97,073 in the first quarter of 2020. The decrease was primarily a result of a 624-day increase in lay-up days due to seven vessels in lay-up, a decision taken in light of the lack of demand due to the economic impact of COVID-19. The decrease in TCE revenues was partially offset by the addition to our fleet of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, which were purchased on March 12, 2020.

Voyage expenses increased by $11,974, or 316.3%, in the first quarter of 2021 to $15,760 compared to $3,786 in the first quarter of 2020, primarily related to expenses for oil pollution mitigation services for the Alaskan tankers in the first quarter of 2021 compared to none during the first quarter of 2020 as we acquired the vessels on March 12, 2020. These expenses are passed through to the charterer each month. Additionally, voyage expenses increased due to fuel and port expenses related to one Government of Israel voyage during the first quarter of 2021 compared to no Government of Israel voyages during the first quarter of 2020.

Vessel expenses decreased by $3,962, or 11.1%, in the first quarter of 2021 to $31,807 compared to $35,769 in the first quarter of 2020, primarily due to a decrease in crewing costs. The decrease in crewing costs was due to the decision to place seven vessels in layup as a result of the lack of demand due to COVID-19 economic impact.

Depreciation and amortization increased by $1,300, or 9.3%, to $15,319 in the first quarter of 2021 compared to $14,019 in the first quarter of 2020. The increase primarily resulted from an increase in depreciation expense due to the addition of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet in March 2020 and the addition of our newbuild barges, OSG 204 and OSG 205, which entered service during the second and fourth quarters of 2020, respectively.

Our two U.S. Flag Product Carriers participate in the MSP, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual subsidy, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For 2021, we expect to receive up to $5,200 for each vessel. During 2020, the stipend we received was $5,058 on one vessel and $4,607 on one vessel. We do not receive a subsidy for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

General and Administrative Expenses

During the first quarter of 2021, general and administrative expenses increased by $192, or 3.1%, to $6,365 from $6,173 in the first quarter of 2020. The increase was primarily driven by an increase in compensation and benefit costs due to our acquisition of ATC on March 12, 2020 and the resulting increase in headcount.

Loss on Disposal of Vessels and Other Property, Including Impairments, Net

Loss on disposal of vessels and other property, including impairments, net was $5,493 for the three months ended March 31, 2021 compared to $296 for the three months ended March 31, 2020. The increase was a result of a firm offer we received to sell the Overseas Gulf Coast. Based on the negotiated sale terms, we recorded a loss of $5,446 on the planned disposition of this tanker. We expect the sale to be completed prior to the end of the second quarter of 2021.

Gain on Termination of Pre-Existing Arrangement

Gain on termination of pre-existing arrangement was $0 for the three months ended March 31, 2021 compared to $19,172 during the three months ended March 31, 2020. The decrease was due to our acquisition of ATC on March 12, 2020. Our pre-existing ATC arrangements with a minimum term through December 2023 were terminated at the time of acquisition and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized.

Interest Expense

Interest expense was $6,370 for the three months ended March 31, 2021 compared with $6,074 for the three months ended March 31, 2020. The increase in interest expense was primarily associated with the additional debt outstanding at March 31, 2021 compared to at March 31, 2020.

Income Taxes

For the three months ended March 31, 2021 and 2020, we recorded an income tax benefit/(provision) of $6,169 and $(6,360), respectively, which represented effective tax rates of 28% and 20%, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was substantially due to the tonnage tax exclusion. The effective tax rate for the three months ended March 31, 2021 was more than the statutory rate due to the tonnage tax exclusion and state benefit. The effective tax rate for the three months ended March 31, 2020 was less than the statutory rate due to a discrete tax benefit in the quarter relating to state benefit resulting from the Alaska Tanker Company acquisition and deductible expenses related to Code Section 162(m).

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2021 was approximately $(117,000) compared with approximately $(93,000) at December 31, 2020. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $(22,000) at March 31, 2021 compared to $1,700 at December 31, 2020. The decrease in working capital was primarily due to a decrease in cash and cash equivalents from use in operations including for payments on debt and expenditures for vessel improvements.

As of March 31, 2021, we had total liquidity on a consolidated basis comprised of $45,093 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system, subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of March 31, 2021 was related to requirements under the Unsecured Senior Notes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

As of March 31, 2021, we had total debt outstanding (net of deferred financing costs) of $418,883 and a total debt to total capitalization of 53.5%, compared to $429,120 and 53.0%, respectively, at December 31, 2020.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash used in operating activities during the three months ended March 31, 2021 was $9,181. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

We are presently assessing the impact of the expected discontinuation of LIBOR, expected by year-end 2021.

The COVID-19 pandemic has resulted in a significant reduction in demand for oil and refined petroleum products worldwide which has had a direct impact on our business. In an effort to conserve costs, seven of the vessels in our fleet were placed in layup in late 2020 and 2021. In recognition that certain of the financial covenants that were in place in each of the Company’s vessel financing facilities did not appropriately reflect the impact of the pandemic on the Company’s business, in March 2021, we obtained waivers and amendments of certain financial covenants in each of our vessel financing facilities, with respect to fourth quarter 2020 and later periods’ compliance requirements. In accordance with the loan amendments, the Company agreed to sell one of its vessels, the Overseas Gulf Coast.

During the first quarter of 2021 the Company received a firm offer for the sale of the Overseas Gulf Coast, which is classified as asset held for sale on the condensed consolidated balance sheets at March 31, 2021. Based on the negotiated sale terms, the Company recorded a loss of $5,446, which is included in loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations, on the planned disposition of this tanker. In April 2021, the Company entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale is expected to be final prior to the end of the second quarter of 2021.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2020 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors from those disclosed in our 2020 Form 10-K.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes.

Period	Total Number Shares of Class A Withheld	Average Price Paid per Share of Class A
January 1, 2021 through January 31, 2021	—	$—
February 1, 2021 through February 28, 2021	74,270	$2.19
March 1, 2021 through March 31, 2021	111,189	$2.17
	185,459	$2.18

Item 3. Defaults upon senior securities

None.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-2021 Special Grant.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 7, 2021	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 7, 2021	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

