Form 10-Q
period 2021-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2021-08-06
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

The number of shares outstanding of the issuer’s Class A common stock as of August 4, 2021: Class A common stock, par value $0.01 – 87,146,851 shares. Excluded from these amounts are penny warrants, which were outstanding as of August 4, 2021 for the purchase of 3,654,795 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$61,735	$69,697
Restricted cash	37	49
Voyage receivables, including unbilled of $4,954 and $6,740, net of reserve for doubtful accounts	9,234	13,123
Income tax receivable	386	387
Other receivables	3,165	1,817
Inventories, prepaid expenses and other current assets	4,348	3,603
Total Current Assets	78,905	88,676
Vessels and other property, less accumulated depreciation	777,698	832,174
Deferred drydock expenditures, net	46,703	43,134
Total Vessels, Other Property and Deferred Drydock	824,401	875,308
Restricted cash - non current	59	73
Intangible assets, less accumulated amortization	24,917	27,217
Operating lease right-of-use assets, net	177,752	215,817
Other assets	26,096	24,646
Total Assets	$1,132,130	$1,231,737
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$42,208	$48,089
Current portion of operating lease liabilities	90,590	90,613
Current portion of finance lease liabilities	4,001	4,000
Current installments of long-term debt	38,867	38,922
Total Current Liabilities	175,666	181,624
Reserve for uncertain tax positions	185	189
Noncurrent operating lease liabilities	108,396	147,154
Noncurrent finance lease liabilities	20,198	21,360
Long-term debt	369,523	390,198
Deferred income taxes, net	72,317	80,992
Other liabilities	31,932	30,409
Total Liabilities	778,217	851,926
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 87,146,851 and 86,365,422 shares issued and outstanding)	871	864
Paid-in additional capital	593,424	592,564
Accumulated deficit	(239,902)	(213,335)
	354,393	380,093
Accumulated other comprehensive loss	(480)	(282)
Total Equity	353,913	379,811
Total Liabilities and Equity	$1,132,130	$1,231,737

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shipping Revenues:

Time and bareboat charter revenues	$62,806	$96,662	$126,594	$174,812
Voyage charter revenues	25,553	17,877	43,039	40,586
	88,359	114,539	169,633	215,398

Operating Expenses:
Voyage expenses	16,668	14,112	32,428	17,897
Vessel expenses	34,002	41,644	65,809	77,413
Charter hire expenses	22,595	22,505	44,913	44,965
Depreciation and amortization	15,068	14,217	30,387	28,236
General and administrative	6,004	7,599	12,370	13,772
(Gain)/loss on disposal of vessels and other property, including impairments, net	(196)	813	5,298	1,110
Total operating expenses	94,141	100,890	191,205	183,393
(Loss)/income from vessel operations	(5,782)	13,649	(21,572)	32,005
Gain on termination of pre-existing arrangement	—	—	—	19,172
Operating (loss)/income	(5,782)	13,649	(21,572)	51,177
Other (expense)/income, net	(111)	(58)	11	(27)
(Loss)/income before interest expense and income taxes	(5,893)	13,591	(21,561)	51,150
Interest expense	(7,317)	(6,167)	(13,687)	(12,241)
(Loss)/income before income taxes	(13,210)	7,424	(35,248)	38,909
Income tax benefit/(expense)	2,511	(1,044)	8,681	(7,404)
Net (loss)/income	$(10,699)	$6,380	$(26,567)	$31,505

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	90,612,019	89,747,630	90,363,243	89,584,969
Diluted - Class A	90,612,019	90,812,332	90,363,243	90,600,658
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.12)	$0.07	$(0.29)	$0.35

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss)/income	$(10,699)	$6,380	$(26,567)	$31,505
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(180)	(18)	(360)	(36)
Net change in unrecognized actuarial losses	81	77	162	153
Other comprehensive (loss)/income	(99)	59	(198)	117
Comprehensive (loss)/income	$(10,798)	$6,439	$(26,765)	$31,622

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(26,567)	$31,505
Items included in net income not affecting cash flows:
Depreciation and amortization	30,387	28,236
Gain on termination of pre-existing arrangement	—	(19,172)
Loss on disposal of vessels and other property, including impairments, net	5,298	1,110
Amortization of debt discount and other deferred financing costs	1,252	1,124
Compensation relating to restricted stock awards and stock option grants	1,270	1,055
Deferred income tax (benefit)/expense	(8,679)	7,431
Interest on finance lease liabilities	914	1,001
Non-cash operating lease expense	45,672	45,680
Loss on extinguishment of debt, net	—	14
Distributed earnings of affiliated companies	—	3,562
Payments for drydocking	(14,222)	(10,078)
Operating lease liabilities	(45,957)	(45,998)
Changes in operating assets and liabilities, net	63	(3,204)
Net cash (used in)/provided by operating activities	(10,569)	42,266
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(16,973)
Proceeds from disposals of vessels and other property	32,128	700
Expenditures for vessels and vessel improvements	(5,101)	(38,657)
Expenditures for other property	—	(498)
Net cash provided by/(used in) investing activities	27,027	(55,428)
Cash Flows from Financing Activities:
Payments on debt	(19,251)	(26,669)
Tax withholding on share-based awards	(402)	(197)
Payments on principal portion of finance lease liabilities	(2,063)	(2,075)
Extinguishment of debt	(301)	(673)
Deferred financing costs paid for debt amendments	(2,429)	—
Issuance of debt, net of issuance and deferred financing costs	—	95,441
Net cash (used in)/provided by financing activities	(24,446)	65,827
Net (decrease)/increase in cash, cash equivalents and restricted cash	(7,988)	52,665
Cash, cash equivalents and restricted cash at beginning of period	69,819	41,677
Cash, cash equivalents and restricted cash at end of period	$61,831	$94,342

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	25,125	—	25,125
Other comprehensive income	—	—	—	58	58
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	1	(200)	—	—	(199)
Compensation related to Class A options granted and restricted stock awards	—	438	—	—	438
Balance at March 31, 2020	858	590,674	(218,214)	(6,351)	366,967
Net income	—	—	6,380	—	6,380
Other comprehensive income	—	—	—	59	59
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(5)	—	—	—
Compensation related to Class A options granted and restricted stock awards	—	617	—	—	617
Balance at June 30, 2020	$863	$591,286	$(211,834)	$(6,292)	$374,023

Balance at December 31, 2020	$864	$592,564	$(213,335)	$(282)	$379,811
Net loss	—	—	(15,868)	—	(15,868)
Other comprehensive loss	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(407)	—	—	(402)
Compensation related to Class A options granted and restricted stock awards	—	575	—	—	575
Balance at March 31, 2021	869	592,732	(229,203)	(381)	364,017
Net loss	—	—	(10,699)	—	(10,699)
Other comprehensive loss	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—		(1)
Compensation related to Class A options granted and restricted stock awards	—	695	—		695
Balance at June 30, 2021	$871	$593,424	$(239,902)	$(480)	$353,913

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 87,146,851 and 86,336,977 Class A shares outstanding as of June 30, 2021 and 2020, respectively.
(2)	Includes 19,235,764 and 19,236,264 outstanding Class A warrants as of June 30, 2021 and 2020, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other interim period.

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

The World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic in March 2020. The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak, and its effect on the Company’s business in the future, is uncertain.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Time and bareboat charter revenues	$62,806	$96,662	$126,594	$174,812
Voyage charter revenues(1)	13,405	9,423	20,443	20,892
Contracts of affreightment revenues	12,148	8,454	22,596	19,694
Total shipping revenues	$88,359	$114,539	$169,633	$215,398

(1)	Voyage charter revenues include approximately $2,530 and $3,946 of revenue related to short-term time charter contracts for the three months ended June 30, 2021 and 2020, respectively, and $5,394 and $15,265 for the six months ended June 30, 2021 and 2020, respectively.

Voyage Receivables

As of June 30, 2021 and December 31, 2020, contract balances from contracts with customers consisted of voyage receivables of $7,343 and $9,351, respectively, net of reserve of $4,459 for doubtful accounts for voyage charters and lightering contracts.

Contracts of Affreightment

At June 30, 2021 and December 31, 2020, the Company did not have deferred revenue related to the Company’s contracts of affreightment (“COAs”).

Costs to Fulfill a Contract

At June 30, 2021 and December 31, 2020, the costs related to voyages that were not yet completed were not material.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021, the Company expects to recognize revenue of approximately $10,139 for the remainder of 2021 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

Note 4 — Earnings per Common Share

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. As management deems the exercise price for the Class A warrants of $0.01 per share to be nominal, warrant proceeds are ignored, and the shares issuable upon Class A warrant exercise are included in the calculation of basic weighted average common shares outstanding for all periods.

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

Class A

As of June 30, 2021, there were 3,380,708 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of June 30, 2020, there were 2,645,025 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss)/income	$(10,699)	$6,380	$(26,567)	$31,505

Weighted average common shares outstanding:
Class A common stock - basic	90,612,019	89,747,630	90,363,243	89,584,969
Class A common stock - diluted	90,612,019	90,812,332	90,363,243	90,600,658

For the three and six months ended June 30, 2020, there were dilutive equity awards outstanding covering 1,064,702 and 1,015,689 shares, respectively. Awards of 371,893 shares (which are related to stock options) for both the three and six months ended June 30, 2020 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
June 30, 2021:
Assets
Cash and cash equivalents (1)	$61,831	$61,831	$—
Total	$61,831	$61,831	$—
Liabilities
Term loan, due 2023, net	$239,076	$—	$241,694
Term loan, due 2024, net	22,251	—	22,109
Alaska tankers term loan, due 2025, net	48,154	—	46,167
OSG 204 LLC term loan, due 2025, net	30,103	—	29,390
Term loan, due 2026, net	21,066	—	19,528
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	47,350	—	50,337
Unsecured senior notes, net	390	—	406
Total	$408,390	$—	$409,631

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2020:
Assets
Cash and cash equivalents (1)	$69,819	$69,819	$—
Total	$69,819	$69,819	$—
Liabilities
Term loan, due 2023, net	$252,057	$—	$257,228
Term loan, due 2024, net	22,972	—	23,535
Alaska tankers term loan, due 2025, net	50,360	—	49,357
OSG 204 LLC term loan, due 2025, net	31,283	—	31,562
Term loan, due 2026, net	23,171	—	21,921
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	48,586	—	52,199
Unsecured senior notes, net	691	—	715
Total	$429,120	$—	$436,517

(1)	Includes current and non-current restricted cash aggregating $96 and $122 at June 30, 2021 and December 31, 2020, respectively. Restricted cash as of June 30, 2021 and December 31, 2020 was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the second quarter of 2021, the Company considered whether events or changes in circumstances had occurred since December 31, 2020 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of June 30, 2021.

The Company concluded that no such events or changes in circumstances had occurred for its intangible assets at June 30, 2021.

During the first quarter of 2021 the Company received a firm offer for the sale of the Overseas Gulf Coast. Based on the negotiated sale terms, the Company recorded a loss of $5,446 on the planned disposition of this tanker. In April 2021, the Company entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale of the vessel was completed in June 2021 for $32,128, net of broker commissions and other fees, resulting in an immaterial gain recognized during the three months ended June 30, 2021, which is included in (gain)/loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations.

Note 6 — Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $2,511 and $(1,044), respectively, which represented effective tax rates of 19% and 14%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $8,681 and $(7,404), respectively, which represented effective tax rates of 25% and 19%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was substantially due to changes in state apportionment, as well as the tonnage tax exclusion under the Internal Revenue Code. The effective tax rate for the six months ended June 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit. The effective tax rate for the six months ended June 30, 2020 was less than the statutory rate due to a discrete tax benefit relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 7 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the six months ended June 30, 2021 and 2020, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 185,459 and 104,552, respectively, shares of Class A common stock at an average price of $2.18 and $1.90 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

During the six months ended June 30 2021, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants. During the six months ended June 30, 2020, the Company issued 378 shares of Class A common stock as a result of the exercise of 1,998 Class A warrants.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

On May 27, 2021 and May 28, 2020, the Company awarded 275,800 and 321,000, respectively, time-based RSUs to its non-employee directors. The grant date fair value of these awards was $2.29 and $2.25 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the six months ended June 30, 2021 and 2020, the Company granted 554,962 and 764,406 RSUs to its employees, including senior officers, respectively. The grant date fair value of these awards was $2.36 and $2.03 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2021 and 2020, the Company awarded 363,238 and 582,224 performance-based RSUs to its senior officers, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase of up to a maximum of 181,619 and 291,112 target RSUs combined, respectively, (544,857 and 873,340 RSUs in total, respectively) or decrease, depending on performance against the applicable measure and targets. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the TSR based performance awards, which have a market condition, was determined to be $2.36 and $2.03 per RSU, respectively.

During the six months ended June 30, 2021, the Company awarded 590,251 performance-based RSUs to its senior officers. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals that must be achieved over an 18-month performance period. Vesting is subject to certification by the Compensation Committee as to achievement of the performance measures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	June 30, 2021	December 31, 2020
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(480)	$(282)
Accumulated other comprehensive loss	$(480)	$(282)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and six months ended June 30, 2021 and 2020:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of March 31, 2021	$(381)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(99)
Total change in accumulated other comprehensive income	(99)
Balance as of June 30, 2021	$(480)

Balance as of March 31, 2020	$(6,351)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	59
Total change in accumulated other comprehensive income	59
Balance as of June 30, 2020	$(6,292)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(198)
Total change in accumulated other comprehensive income	(198)
Balance as of June 30, 2021	$(480)

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	117
Total change in accumulated other comprehensive income	117
Balance as of June 30, 2020	$(6,292)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 9 — Leases

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and six months ended June 30, 2021 was equal to lease income from lease payments of $62,705 and $126,122, respectively, plus straight-line adjustments of $101 and $472, respectively. For the three and six months ended June 30, 2020, total time charter revenue was equal to lease income from lease payments of $95,893 and $174,746, respectively, plus straight-line adjustments of $769 and $66, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 10 — Debt

In recent months, there has been some recovery in demand for oil and refined petroleum products worldwide from the lowest levels that resulted from the COVID-19 pandemic. The Company placed several vessels in layup in late 2020 and 2021 to conserve costs, with the pace of demand recovery influencing decisions to bring the vessels back into service. In recognition that certain of the financial covenants that were in place in each of the Company’s vessel financing facilities did not appropriately reflect the impact of the pandemic on the Company’s business, in March 2021, the Company obtained waivers and amendments of certain financial covenants in each of its vessel financing facilities, with respect to fourth quarter 2020 and later periods’ compliance requirements. In accordance with the loan amendments, the Company agreed to sell one of its vessels, the Overseas Gulf Coast.

Note 11 — Contingencies

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries (including without limitation exposure to asbestos and other toxic materials), wrongful death, collision or other casualty and to claims arising under charter parties. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). In the opinion of management, none of these claims, individually or in the aggregate, are expected to be material to the Company’s financial position, results of operations and cash flows.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K. Other factors besides those listed in our quarterly reports or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	public health threats, particularly the COVID-19 pandemic, which has impacted and continues to impact the Company in many ways, including those noted below, as well as by increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	volatility in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and conditions in the oil and natural gas industry, including in reaction to the COVID-19 pandemic;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	the Company’s compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the refusal of certain customers to use vessels of a certain age;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties of the consolidation of suppliers;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations or changes in international trade agreements;
●	the inability to clear oil majors’ risk assessment processes;
●	the Company’s ability to use its net operating loss carryforwards;
●	significant fluctuations in the market price of the Company’s securities; and
●	provisions of Delaware law and the Company’s governing documents that could influence its ability to effect a change of control.

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

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates one Marshall Islands flagged MR tanker which trades internationally. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

On June 30, 2021, OSG received a non-binding indication of interest to acquire all of the issued and outstanding shares of common stock of the Company for a price of $3.00 per share from Saltchuk Holdings, Inc. OSG’s Board of Directors has commenced a strategic process to explore, review and evaluate a range of strategic alternatives available to the Company to enhance shareholder value, including the non-binding indication of interest.

The Company’s Board of Directors has not set a timetable for the strategic process, nor has it made any decisions related to strategic alternatives, including with respect to the non-binding indication of interest. There can be no assurance that the exploration of strategic alternatives will result in a sale of the Company, or in any other strategic change or outcome.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time cargoes need to be transported. In the Jones Act trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economies, the level of imports into the U.S. from OPEC, and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, lay-up, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charter which includes short-term time charter) and long-term (time or bareboat charter).

Beginning in the 2020 first quarter, COVID-19 caused material disruptions in demand for and an oversupply of crude oil and refined products. During the second half 2020, large inventory builds around the world ensued. Managed reductions in both crude oil production levels and refinery utilization rates have combined to reduce inventory levels over the past year. As supply has been constrained, crude oil prices in particular have risen strongly in response. As a result, many analysts now consider market conditions to be favorable for increased oil production, and a corresponding rise in the demand for its transportation. These predictions reflect estimates on the prevalence of COVID-19 and the recovery the global economy. Energy markets are global in nature and the pace and extent of COVID and the changing state of its presence in all markets is an important factor in understanding the timing and extent of recovery of supply and consumption patterns within the U.S. While COVID-19 has presented our industry and markets with significant challenges, we believe that we have thus far managed its impact on our business operations well, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

Despite the foregoing, the ongoing global coronavirus pandemic continues to weigh on demand and transport pricing dynamics in the global liquid bulk transportation markets. While demand for transportation fuels in the United States has recovered strongly from year-ago lows, weak international markets have caused imports of both crude oil and refined product into the U.S. to rise over the first half of this year. Import substitution for domestic supply has dampened demand, especially for conventional Jones Act tankers, and continues to create conditions of business uncertainty for our customers and, accordingly, for our business. Our customers’ reluctance to enter into longer-term transportation commitments has been a continuing condition since the onset of the pandemic. In the face of this soft demand environment, we have chosen to place and retain seven vessels in lay-up. Laying up vessels in times of limited near-term employment opportunities allows us to reduce the costs associated with vessels that are without charter.

While the recovery slope of domestic marine transportation demand levels has been flatter than what had been expected earlier in the year, we believe that, as our customers’ visibility and confidence in the future returns, there will be a resumption of more typical customer behavior, and time charter activity will rebound. Timing of the reactivation of laid up vessels is contingent upon increased demand from our domestic customer base. We anticipate that, as vaccines become more widely distributed globally and mobility and related consumption of transportation fuels outside of the U.S. regains traction, demand for Jones Act tanker domestically should normalize. A normalization of fuel demand patterns consistent with historical levels of consumption is expected to stimulate more marine transportation demand, which in turn should lead to a reactivation of vessels from lay-up to meet any such increase in demand. The pace and trajectory of demand recovery continues to be influenced by many factors, including progress in resolving the pandemic, both within and outside of the US, and near-term uncertainty will continue to define a wide spectrum of possible vessel reactivation outcomes as we move through the balance of the year.

As a result of the COVID-19 pandemic, we have implemented procedures to protect the health and safety of our employees, crew and contractors. These procedures and protocols are those mandated or recommended by the Centers for Disease Control and Prevention, the U.S. Coast Guard, local ports and shipyards, and country- and state-specific requirements. They include such actions as providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, requiring crew members to disclose symptoms and the health of those they have been in contact with, mandatory quarantine periods imposed prior to joining any vessel, sanitization of the vessels, mandating face coverings, social distancing, and temperature checks, and requiring testing in certain instances. COVID-19 has also impacted planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue and may increase.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. The majority of available vessel operating days are covered with medium-term charters or contracts of affreightment. However, medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As a result, some of our vessels may operate in the spot market, which is more volatile and less predictable. In some cases, where neither time charter nor consistent spot market business is available, lay-up and removal of vessels from an actively available status is deemed necessary. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

COVID-19 induced demand destruction that started in March 2020 has resulted in minimal spot market activity since then. Spot activity increased during the second quarter of 2021 with 30 spot fixtures versus 20 spot fixtures in the first quarter of 2021. Of the 30 spot fixtures, 10 were tankers and the remaining were ATBs.

Our vessels, excluding vessels in lay-up, were employed for 94% of available days during the second quarter of 2021, with 69 of a total 1,229 available days (available days excludes 45 days vessels were off hire due to drydock requirements) seeing vessels idle without employment.

Industry-wide, there were no firm Jones Act vessel orders as of June 30, 2021. There was one large ATB scrapped during the second quarter of 2021.

Delaware Bay lightering volumes averaged 81,000 b/d in the second quarter of 2021 compared with 38,000 b/d in the second quarter of 2020. Refinery demand for crude oil has increased from the low demand levels in 2020 caused by COVID-19. We have contract minimums with our refinery customers that compensate us for barrels not lightered below those minimum amounts.

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

Results of Vessel Operations

During the three and six months ended June 30, 2021, shipping revenues decreased by $26,180 and $45,765, or 22.9% and 21.3%, respectively, compared to the same periods in 2020. The decreases primarily resulted from a 599-day and 1,223-day, respectively, increase in lay-up days due to seven vessels in lay-up, a decision taken in light of the lack of demand due to the economic impact of COVID-19.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Time charter equivalent revenues	$71,691	$100,427	$137,205	$197,501
Add: Voyage expenses	16,668	14,112	32,428	17,897
Shipping revenues	$88,359	$114,539	$169,633	$215,398

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2021 and 2020 between spot and fixed earnings and the related revenue days.

	2021		2020
Three Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$32,613	$65,822	$31,120	$61,360
Revenue days	182	455	89	1,088
Non-Jones Act Handysize Product Carriers:
Average rate	$33,437	$12,417	$27,051	$16,752
Revenue days	187	159	156	181
ATBs:
Average rate	$—	$32,087	$16,333	$—
Revenue days	—	182	124	—
Lightering:
Average rate	$87,948	$—	$44,346	$—
Revenue days	91	—	121	—
Alaska (a):
Average rate	$—	$58,753	$—	$58,538
Revenue days	—	228	—	272

20

	2021		2020
Six Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$28,964	$65,486	$46,830	$60,819
Revenue days	330	932	181	2,140
Non-Jones Act Handysize Product Carriers:
Average rate	$24,383	$9,586	$27,387	$16,770
Revenue days	367	336	310	363
ATBs:
Average rate	$—	$32,213	$21,213	$24,686
Revenue days	—	362	217	89
Lightering:
Average rate	$81,339	$—	$51,388	$61,012
Revenue days	181	—	243	87
Alaska (a):
Average rate	$—	$58,748	$—	$58,621
Revenue days	—	466	—	330

(a) Excludes one Alaska vessel currently in layup.

During the second quarter of 2021, TCE revenues decreased by $28,736, or 28.6%, to $71,691 from $100,427 in the second quarter of 2020. The decrease was primarily a result of a 599-day increase in lay-up days due to seven vessels in lay-up, a decision taken in light of the lack of demand due to the economic impact of COVID-19.

Voyage expenses increased by $2,556, or 18.1%, in the second quarter of 2021 to $16,668 compared to $14,112 in the second quarter of 2020, primarily related to increases in fuel and port expenses due to more voyage charters performed by our vessels compared to the same period in 2020.

Vessel expenses decreased by $7,642, or 18.4%, in the second quarter of 2021 to $34,002 compared to $41,644 in the second quarter of 2020, primarily due to a decrease in crewing costs. The decrease in crewing costs was due to the decision to place seven vessels in layup as a result of the lack of demand due to COVID-19 economic impact.

Depreciation and amortization increased by $851, or 6.0%, to $15,068 in the second quarter of 2021 compared to $14,217 in the first quarter of 2020. The increase primarily resulted from an increase in depreciation expense due to the addition of our newbuild barges, OSG 204 and OSG 205, which entered service at the end of the second quarter of 2020 and the fourth quarter of 2020, respectively, and an increase in amortization of drydock costs.

During the first six months of 2021, TCE revenues decreased by $60,296, or 30.5%, to $137,205 from $197,501 in the first six months of 2020. The decrease was primarily a result of a 1,223-day increase in lay-up days due to seven vessels in lay-up, a decision taken in light of the lack of demand due to the economic impact of COVID-19.

Voyage expenses increased by $14,531, or 81.2%, in the first six months of 2021 to $32,428 compared to $17,897 in the first six months of 2020, primarily related to an increase in expenses for oil pollution mitigation services for the Alaskan tankers during the first six months of 2021 compared to the first six months of 2020 as we acquired the vessels on March 12, 2020. These expenses are passed through to the charterer each month.

Vessel expenses decreased by $11,604, or 15.0%, for the six months ended June 30, 2021 to $65,809 compared to $77,413 for the six months ended June 30, 2020, primarily due to a decrease in crewing costs. The decrease in crewing costs was due to the decision to place seven vessels in layup as a result of the lack of demand due to COVID-19 economic impact.

Depreciation and amortization increased by $2,151, or 7.6%, to $30,387 in the first six months of 2021 compared to $28,236 in the first six months of 2020. The increase primarily resulted from an increase in depreciation expense due to the addition of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet in March 2020 and the addition of our newbuild barges, OSG 204 and OSG 205, which entered service during the end of the second quarter of 2020 and fourth quarter of 2020, respectively, and an increase in amortization of drydock costs.

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

General and Administrative Expenses

General and administrative expenses were $6,004 and $12,370 for the three and six months ended June 30, 2021, respectively, compared with $7,599 and $13,772 for the three and six months ended June 30, 2020, respectively. The decrease was primarily driven by lower compensation and benefits costs and lower consulting and accounting fees.

(Gain)/Loss on Disposal of Vessels and Other Property, Including Impairments, Net

(Gain)/loss on disposal of vessels and other property, including impairments, net was $(196) for the three months ended June 30, 2021 compared to $813 for the three months ended June 30, 2020 primarily related to a gain recognized on the sale of the Overseas Gulf Coast. We recognized a loss of $5,446 during the first quarter of 2021 due to the anticipated sale of this vessel for $31,850, net of broker commissions, however, the vessel sold during the second quarter of 2021 for $32,128, net of broker commissions and other fees, resulting in a gain. For the three months ended June 30, 2020, a loss was recognized due to the sale of one ATB and an anticipated sale on another ATB.

For the six months ended June 30, 2021, (gain)/loss on disposal of vessels and other property, including impairments, net was $5,298 compared to $1,110 for the six months ended June 30, 2020. The increase was a result of the sale of the Overseas Gulf Coast during the second quarter of 2021 for $32,128, net of broker commissions and other fees. For the six months ended June 30, 2020, a loss was recognized due to the sale of one ATB and an anticipated sale on another ATB.

Gain on Termination of Pre-Existing Arrangement

Gain on termination of pre-existing arrangement was $0 for the three and six months ended June 30, 2021, respectively, compared to $0 and $19,172 during the three and six months ended June 30, 2020, respectively. The decrease for the six months ended June 30, 2021 was due to our acquisition of ATC on March 12, 2020. Our pre-existing ATC arrangements with a minimum term through December 2023 were terminated at the time of acquisition and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized.

Interest Expense

Interest expense was $7,317 for the three months ended June 30, 2021 compared with $6,167 for the three months ended June 30, 2020. The increase in interest expense was primarily related to the addition of the OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, in the fourth quarter of 2020 and less interest capitalized during the three months ended June 30, 2021 compared to the same period in 2020. The increase was offset by a decrease in interest expense due to the payoff of the term loan on the Overseas Gulf Coast during the third quarter of 2020.

For the six months ended June 30, 2021, interest expense was $13,687 compared to $12,241 for the six months ended June 30, 2020. The increase in interest expense was primarily related to the addition of the OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, in the fourth quarter of 2020 and less interest capitalized during the six months ended June 30, 2021 compared to the same period in 2020. The increase was offset by a decrease in the 30-Day LIBOR rate on our term loans, due 2023 and 2026, from the same period in 2020 and a decrease due to the payoff of the term loan on the Overseas Gulf Coast during the third quarter of 2020.

Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $2,511 and $(1,044), respectively, which represented effective tax rates of 19% and 14%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $8,681 and $(7,404), respectively, which represented effective tax rates of 25% and 19%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was substantially due to changes in state apportionment, as well as, the tonnage tax exclusion under the Internal Revenue Code. The effective tax rate for the six months ended June 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit. The effective tax rate for the six months ended June 30, 2020 was less than the statutory rate due to a discrete tax benefit relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2021 was approximately $(97,000) compared with approximately $(93,000) at December 31, 2020. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $(2,200) at June 30, 2021 compared to $1,700 at December 31, 2020. The decrease in working capital was primarily due to a decrease in cash and cash equivalents from use in operations including for payments on debt and expenditures for vessel improvements, which was partially offset by the proceeds of $32,128 received for the sale of the Overseas Gulf Coast. Additionally, working capital decreased due to a decrease in voyage receivables related to the timing of collection from our customers and fewer vessels in operations in 2021. The decrease in working capital was offset by an increase in working capital as a result of timing of accounts payable payments made at June 30, 2021 compared to December 31, 2020.

As of June 30, 2021, we had total liquidity on a consolidated basis comprised of $61,735 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system, subject to the requirements of our debt facilities. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of June 30, 2021 was related to requirements under the Unsecured Senior Notes.

As of June 30, 2021, we had total debt outstanding (net of deferred financing costs) of $408,390 and a total debt to total capitalization of 53.6%, compared to $429,120 and 53.0%, respectively, at December 31, 2020.

The Company’s debt agreements contain covenants that require compliance with specified financial metrics. As described in Note 10, certain of these covenants were amended in March 2021. The amended covenants became effective for the fourth quarter of 2020; remain in effect for later periods; become more restrictive throughout 2021; and begin to revert to the original covenants starting in the first quarter of 2022. The Company’s projections over the next year reflect inherent uncertainty with respect to certain matters, such as when certain vessels return to service, which is largely dependent upon the expected increase in demand for marine petroleum transportation. In the event we are unable to meet our covenants, we may seek to further amend our debt agreements, to refinance, or to sell vessels.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash used in operating activities during the six months ended June 30, 2021 was $10,569. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

In recent months, there has been a recovery in demand for oil and refined petroleum products worldwide from the low levels that resulted from the COVID-19 pandemic. The Company placed several vessels in layup in late 2020 and 2021 to conserve costs. In recognition that certain of the financial covenants that were in place in each of the Company’s vessel financing facilities did not appropriately reflect the impact of the pandemic on the Company’s business, in March 2021, the Company obtained waivers and amendments of certain financial covenants in each of its vessel financing facilities, with respect to fourth quarter 2020 and later periods’ compliance requirements. In accordance with the loan amendments, the Company agreed to sell one of its vessels, the Overseas Gulf Coast.

During the first quarter of 2021 the Company received a firm offer for the sale of the Overseas Gulf Coast. Based on the negotiated sale terms, the Company recorded a loss of $5,446 on the planned disposition of this tanker. In April 2021, the Company entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale of the vessel was completed in June 2021 for $32,128, net of broker commissions and other fees, resulting in an immaterial gain recognized during the three months ended June 30, 2021, which is included in (gain)/loss on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Non-Disclosure Agreement as of June 11, 2021 by and between Overseas Shipholding Group, Inc. and Cyrus Capital Partners, L.P.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 6, 2021	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: August 6, 2021	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

