Form 10-Q
period 2021-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2021-11-09
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the issuer’s Class A common stock as of November 4, 2021: Class A common stock, par value $0.01 – 87,170,463 shares. Excluded from these amounts are penny warrants, which were outstanding as of November 4, 2021 for the purchase of 3,631,071 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,971	$69,697
Restricted cash	37	49
Voyage receivables, including unbilled of $7,606 and $6,740, net of reserve for doubtful accounts	17,733	13,123
Income tax receivable	369	387
Other receivables	4,149	1,817
Inventories, prepaid expenses and other current assets	5,917	3,603
Total Current Assets	113,176	88,676
Vessels and other property, less accumulated depreciation	768,992	832,174
Deferred drydock expenditures, net	43,512	43,134
Total Vessels, Other Property and Deferred Drydock	812,504	875,308
Restricted cash - non current	44	73
Intangible assets, less accumulated amortization	23,767	27,217
Operating lease right-of-use assets, net	156,862	215,817
Other assets	25,914	24,646
Total Assets	$1,132,267	$1,231,737
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$39,492	$48,089
Current portion of operating lease liabilities	90,551	90,613
Current portion of finance lease liabilities	4,001	4,000
Current installments of long-term debt	21,530	38,922
Total Current Liabilities	155,574	181,624
Reserve for uncertain tax positions	186	189
Noncurrent operating lease liabilities	88,176	147,154
Noncurrent finance lease liabilities	19,598	21,360
Long-term debt	430,255	390,198
Deferred income taxes, net	67,802	80,992
Other liabilities	32,153	30,409
Total Liabilities	793,744	851,926
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 87,146,851 and 86,365,422 shares issued and outstanding)	871	864
Paid-in additional capital	594,143	592,564
Accumulated deficit	(255,911)	(213,335)
	339,103	380,093
Accumulated other comprehensive loss	(580)	(282)
Total Equity	338,523	379,811
Total Liabilities and Equity	$1,132,267	$1,231,737

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shipping Revenues:

Time and bareboat charter revenues	$64,535	$89,273	$191,130	$264,085
Voyage charter revenues	29,432	16,475	72,469	57,061
	93,967	105,748	263,599	321,146

Operating Expenses:
Voyage expenses	18,602	13,467	51,030	31,364
Vessel expenses	36,006	43,044	101,815	120,456
Charter hire expenses	22,806	22,782	67,719	67,746
Depreciation and amortization	15,526	15,253	45,913	43,488
General and administrative	5,707	6,140	18,076	19,915
Loss/(gain) on disposal of vessels and other property, including impairments, net	960	(151)	6,257	959
Total operating expenses	99,607	100,535	290,810	283,928
(Loss)/income from vessel operations	(5,640)	5,213	(27,211)	37,218
Gain on termination of pre-existing arrangement	—	—	—	19,172
Operating (loss)/income	(5,640)	5,213	(27,211)	56,390
Loss on extinguishment of debt, net	(7,961)	(488)	(7,961)	(503)
Other income, net	129	328	140	316
(Loss)/income before interest expense and income taxes	(13,472)	5,052	(35,032)	56,203
Interest expense	(7,052)	(5,902)	(20,739)	(18,143)
(Loss)/income before income taxes	(20,524)	(850)	(55,771)	38,060
Income tax benefit/(expense)	4,515	192	13,195	(7,212)
Net (loss)/income	$(16,009)	$(657)	$(42,576)	$30,848

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	90,808,080	89,998,301	90,513,150	89,723,751
Diluted - Class A	90,808,080	89,998,301	90,513,150	90,727,485
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.18)	$(0.01)	$(0.47)	$0.34

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss)/income	$(16,009)	$(657)	$(42,576)	$30,848
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(181)	(18)	(542)	(55)
Net change in unrecognized actuarial losses	81	77	244	231
Other comprehensive (loss)/income	(100)	59	(298)	176
Comprehensive (loss)/income	$(16,109)	$(598)	$(42,874)	$31,024

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(42,576)	$30,848
Items included in net income not affecting cash flows:
Depreciation and amortization	45,913	43,488
Gain on termination of pre-existing arrangement	—	(19,172)
Loss on disposal of vessels and other property, including impairments, net	6,257	959
Amortization of debt discount and other deferred financing costs	1,822	1,714
Compensation relating to restricted stock awards and stock option grants	1,989	1,685
Deferred income tax (benefit)/expense	(13,193)	7,237
Interest on finance lease liabilities	1,362	1,493
Non-cash operating lease expense	68,383	68,706
Loss on extinguishment of debt, net	5,225	503
Distributed earnings of affiliated companies	—	3,562
Payments for drydocking	(14,883)	(20,819)
Operating lease liabilities	(69,297)	(69,263)
Changes in operating assets and liabilities, net	(11,430)	1,329
Net cash (used in)/provided by operating activities	(20,428)	52,270
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(16,973)
Proceeds from disposals of vessels and other property	32,128	1,407
Expenditures for vessels and vessel improvements	(5,827)	(55,197)
Net cash provided by/(used in) investing activities	26,301	(70,763)
Cash Flows from Financing Activities:
Payments on debt	(28,919)	(35,844)
Tax withholding on share-based awards	(402)	(197)
Payments on principal portion of finance lease liabilities	(3,124)	(3,124)
Extinguishment of debt	(274,582)	(25,249)
Extinguishment of debt costs paid	(2,736)	—
Deferred financing costs paid for debt amendments	(2,429)	—
Issuance of debt, net of issuance and deferred financing costs	321,552	95,370
Net cash provided by financing activities	9,360	30,956
Net increase in cash, cash equivalents and restricted cash	15,233	12,463
Cash, cash equivalents and restricted cash at beginning of period	69,819	41,677
Cash, cash equivalents and restricted cash at end of period	$85,052	$54,140

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss (3)	Total
Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	25,125	—	25,125
Other comprehensive income	—	—	—	58	58
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	1	(200)	—	—	(199)
Compensation related to Class A options granted and restricted stock awards	—	438	—	—	438
Balance at March 31, 2020	858	590,674	(218,214)	(6,351)	366,967
Net income	—	—	6,380	—	6,380
Other comprehensive income	—	—	—	59	59
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(5)	—	—	—
Compensation related to Class A options granted and restricted stock awards	—	617	—	—	617
Balance at June 30, 2020	863	591,286	(211,834)	(6,292)	374,023
Net loss	—	—	(657)	—	(657)
Other comprehensive income	—	—	—	59	59
Compensation related to Class A options granted and restricted stock awards	—	630	—	—	630
Balance at September 30, 2020	$863	$591,916	$(212,491)	$(6,233)	$374,055

Balance at December 31, 2020	$864	$592,564	$(213,335)	$(282)	$379,811
Net loss	—	—	(15,868)	—	(15,868)
Other comprehensive loss	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(407)	—	—	(402)
Compensation related to Class A options granted and restricted stock awards	—	575	—	—	575
Balance at March 31, 2021	869	592,732	(229,203)	(381)	364,017
Net loss	—	—	(10,699)	—	(10,699)
Other comprehensive loss	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—	—	(1)
Compensation related to Class A options granted and restricted stock awards	—	695	—	—	695
Balance at June 30, 2021	871	593,424	(239,902)	(480)	353,913
Net loss	—	—	(16,009)	—	(16,009)
Other comprehensive loss	—	—	—	(100)	(100)
Compensation related to Class A options granted and restricted stock awards	—	719	—	—	719
Balance at September 30, 2021	$871	$594,143	$(255,911)	$(580)	$338,523

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 87,146,851 and 86,337,072 Class A shares outstanding as of September 30, 2021 and 2020, respectively.
(2)	Includes 19,235,764 outstanding Class A warrants at both September 30, 2021 and 2020, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other interim period.

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

The World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic in March 2020. The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and our disclosures throughout describe its effects on our business.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Time and bareboat charter revenues	$64,535	$89,273	$191,130	$264,085
Voyage charter revenues (1)	17,682	3,250	38,124	24,037
Contracts of affreightment revenues	11,750	13,225	34,345	33,024
Total shipping revenues	$93,967	$105,748	$263,599	$321,146

(1)	Voyage charter revenues include approximately $4,175 of revenue related to short-term time charter contracts for the three months ended September 30, 2021. For the three months ended September 30, 2020, voyage charter revenues related to short-term time charter contracts were not material. For the nine months ended September 30, 2021 and 2020, voyage charter revenues related to short-term time charter contracts were $9,569 and $15,139, respectively.

Voyage Receivables

As of September 30, 2021 and December 31, 2020, contract balances from contracts with customers consisted of voyage receivables of $11,776 and $9,351, respectively, net of reserve of $5,641 and $5,891, respectively, for doubtful accounts for voyage charters and lightering contracts.

Contracts of Affreightment

At September 30, 2021 and December 31, 2020, the Company did not have deferred revenue related to the Company’s contracts of affreightment (“COAs”).

Costs to Fulfill a Contract

At September 30, 2021 and December 31, 2020, the costs related to voyages that were not yet completed were not material.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021, the Company expects to recognize revenue of approximately $9,397 for the remainder of 2021 and $27,402 in 2022 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

Note 4 — Earnings per Common Share

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. As management deems the exercise price for the Class A warrants of $0.01 per share to be nominal, warrant proceeds are ignored, and the shares issuable upon Class A warrant exercises are included in the calculation of basic weighted average common shares outstanding for all periods.

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

Class A

As of September 30, 2021, there were 3,380,708 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of September 30, 2020, there were 2,643,063 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss)/income	$(16,009)	$(657)	$(42,576)	$30,848

Weighted average common shares outstanding:
Class A common stock - basic	90,808,080	89,998,301	90,513,150	89,723,751
Class A common stock - diluted	90,808,080	89,998,301	90,513,150	90,727,485

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
September 30, 2021:
Assets
Cash and cash equivalents (1)	$85,052	$85,052	$—
Total	$85,052	$85,052	$—
Liabilities
Term loan, due 2024, net	$21,944	$—	$21,762
Alaska tankers term loan, due 2025, net	31,401	—	30,102
OSG 204 LLC term loan, due 2025, net	29,625	—	28,880
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	46,870	—	49,510
Term loan, due 2028, net	321,555	—	323,374
Unsecured senior notes, net	390	—	404
Total	$451,785	$—	$454,032

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2020:
Assets
Cash and cash equivalents (1)	$69,819	$69,819	$—
Total	$69,819	$69,819	$—
Liabilities
Term loan, due 2023, net	$252,057	$—	$257,228
Term loan, due 2024, net	22,972	—	23,535
Alaska tankers term loan, due 2025, net	50,360	—	49,357
OSG 204 LLC term loan, due 2025, net	31,283	—	31,562
Term loan, due 2026, net	23,171	—	21,921
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	48,586	—	52,199
Unsecured senior notes, net	691	—	715
Total	$429,120	$—	$436,517

(1)	Includes current and non-current restricted cash aggregating $81 and $122 at September 30, 2021 and December 31, 2020, respectively. Restricted cash as of September 30, 2021 and December 31, 2020 was related to the Company’s unsecured senior notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the third quarter of 2021, the Company considered whether events or changes in circumstances had occurred since December 31, 2020 that could indicate the carrying amounts of the vessels in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of September 30, 2021.

The Company concluded that no such events or changes in circumstances had occurred for its intangible assets at September 30, 2021.

During the third quarter of 2021, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate that the carrying amounts of the Company's operating lease right-of-use assets may not be fully recoverable. The Company concluded that the decline in previously forecasted cash flows on two of the Company’s leased vessels, due to a change in the expected deployment, constituted an impairment triggering event as of September 30, 2021. Based on the Company's analysis, an impairment charge of $1,000, which is included in loss/(gain) on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations, was recorded to reduce the carrying value of the operating lease right-of-use assets to the estimated fair value as of September 30, 2021. The Company’s undiscounted cash flows are highly subjective as future expected deployment of the vessels is uncertain. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognition of additional impairment charges in future periods.

During the first quarter of 2021 the Company received a firm offer for the sale of the Overseas Gulf Coast. Based on the negotiated sale terms, the Company recorded a loss of $5,446 on the planned disposition of this tanker. In April 2021, the Company entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale of the vessel was completed in June 2021 for $32,128, net of broker commissions and other fees, resulting in an immaterial gain recognized during the second quarter of 2021, which is included in loss/(gain) on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations.

Note 6 — Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded income tax benefits of $4,515 and $192, respectively, which represented effective tax rates of 22% and 23%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $13,195 and $(7,212), respectively, which represented effective tax rates of 24% and 19%, respectively. There was no significant change in the effective tax rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to changes in state apportionment, the tonnage tax exclusion and interest related to an alternative minimum tax refund received in 2020. The effective tax rate for the nine months ended September 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit. The effective tax rate for the nine months ended September 30, 2020 was less than the statutory rate due to a discrete tax benefit relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion.

Note 7 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the nine months ended September 30, 2021 and 2020, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 185,459 and 104,552, respectively, shares of Class A common stock at an average price of $2.18 and $1.90 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

During the nine months ended September 30 2021, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants. During the nine months ended September 30, 2020, the Company issued 473 shares of Class A common stock as a result of the exercise of 2,498 Class A warrants.

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

Director Compensation — Restricted Stock Units

On May 27, 2021 and May 28, 2020, the Company awarded time-based RSUs to its non-employee directors covering 275,800 and 321,000 shares, respectively. The grant date fair value of these awards was $2.29 and $2.25 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the nine months ended September 30, 2021 and 2020, the Company granted RSUs to its employees, including senior officers, covering 554,962 and 764,406 shares, respectively. The grant date fair value of these awards was $2.36 and $2.03 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2021 and 2020, the Company awarded performance-based RSUs to its senior officers covering 363,238 and 582,224 shares, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period.

The performance-based RSUs are subject to an increase of up to a maximum of 181,619 and 291,112 target RSUs combined, respectively, (544,857 and 873,340 RSUs in total, respectively) or decrease, depending on performance against the applicable measure and targets. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the awards, which have a market condition, was determined to be $2.36 and $2.03 per RSU, respectively.

During the nine months ended September 30, 2021, the Company awarded performance-based RSUs to its senior officers covering 590,251 shares. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals that must be achieved over an 18-month performance period. Vesting is subject to certification by the Compensation Committee as to achievement of the performance measures.

Note 8 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2021	December 31, 2020
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$(580)	$(282)
Accumulated other comprehensive loss	$(580)	$(282)

The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net of related taxes, during the three and nine months ended September 30, 2021 and 2020:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of June 30, 2021	$(480)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(100)
Total change in accumulated other comprehensive income	(100)
Balance as of September 30, 2021	$(580)

Balance as of June 30, 2020	$(6,292)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	59
Total change in accumulated other comprehensive income	59
Balance as of September 30, 2020	$(6,233)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(298)
Total change in accumulated other comprehensive income	(298)
Balance as of September 30, 2021	$(580)

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	176
Total change in accumulated other comprehensive income	176
Balance as of September 30, 2020	$(6,233)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 9 — Leases

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and nine months ended September 30, 2021 was equal to lease income from lease payments of $64,551 and $190,673, respectively, less straight-line adjustments of $16 for the three months ended September 30, 2021 and plus straight-line adjustments of $457 for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, total time charter revenue was equal to lease income from lease payments of $88,609 and $263,356, respectively, plus straight-line adjustments of $664 and $729, respectively.

Note 10 — Debt

On September 29, 2021, certain subsidiaries (the “Borrowers”) of the Company entered into a seven-year, $325,000 term loan credit facility with Stonebriar Commercial Finance. Proceeds were used to pay off the Company’s term loan, due 2023, with The Prudential Insurance Company of America, as administrative agent, and certain other lenders, and the Company’s term loan, due 2026, with Wintrust Commercial Finance, for $237,983 and $20,298, respectively. Additionally, the Company used proceeds to make a prepayment of $16,000, to partially refinance a term loan with Banc of America Leasing & Capital, LLC, the Company’s Alaska tankers term loan, due 2025. The remaining proceeds will be used for general working capital purposes. The Company recognized an aggregate net loss of $7,961 on these transactions, which reflects a write-off of unamortized deferred financing costs and prepayment fees. The new term loan bears interest at a rate of 7.75% and matures on October 1, 2028. The performance of the Borrowers’ obligations under the term loan is guaranteed by the Company and certain other subsidiaries and are secured by the Borrowers’ assets, including five tankers, three tugs, and two barges, and by the Company’s equity interests in certain of its subsidiaries. The annual principal payments required to be made for the new term loan are $1,787 for the remainder of 2021, $12,100 in 2022, $13,072 in 2023 $14,122 in 2024, $15,257 in 2025 and $268,662 thereafter.

The Company also completed amendments to the loans on the OSG 205 and OSG Courageous, Overseas Sun Coast and the Alaskan Explorer and Alaskan Navigator conforming the covenants with the Stonebriar $325,000 loan.

On November 5, 2021, subsidiaries of the Company entered into an agreement to amend the Company’s OSG 204 LLC term loan, due 2025, to align the term loan’s financial covenants with the Company’s new term loan with Stonebriar. In connection with the amendment, the Company made a prepayment of $3,000 on the outstanding balance of the loan.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our Form 10-K. Other factors besides those listed in our quarterly reports or in our Form 10-K also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	public health threats, particularly the COVID-19 pandemic, which has impacted and continues to impact the Company in many ways, including those noted below, as well as by increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	volatility in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and conditions in the oil and natural gas industry, including in reaction to the COVID-19 pandemic;
●	the inability to attract or retain qualified mariners;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
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

On June 30, 2021, OSG received a non-binding indication of interest from Saltchuk Holdings, Inc to acquire all of the issued and outstanding shares of common stock of the Company for a price of $3.00 per share. On September 7, 2021, Saltchuk Holdings announced that, “in light of continued uncertainty with respect to the pace and trajectory of the global pandemic recovery and its effects on the Issuer’s business and operations, Saltchuk Holdings is suspending discussions with the Issuer regarding a possible acquisition of its outstanding common stock.”

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

All dollar amounts are in thousands, except daily dollar amounts and per share amounts.

Operations and Oil Tanker Markets

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time cargoes need to be transported. In the Jones Act trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economies, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, lay-up, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charters which include short-term time charters) and long-term (time or bareboat charters).

Beginning in the 2020 first quarter, COVID-19 caused material disruptions in demand for and an oversupply of crude oil and refined products. During the second half 2020, large inventory builds around the world ensued. Managed reductions in both crude oil production levels and refinery utilization rates have combined to reduce inventory levels over the past year. As supply has been constrained, crude oil prices in particular have risen strongly in response. As a result, many analysts now consider market conditions to be favorable for increased oil production, and a corresponding rise in the demand for its transportation. These predictions reflect estimates on the prevalence of COVID-19 and the recovery of the global economy. Energy markets are global in nature and the pace and extent of COVID-19 and the changing state of its presence in all markets is an important factor in understanding the timing and extent of recovery of supply and consumption patterns within the U.S. While COVID-19 has presented our industry and markets with significant challenges, we believe that we have thus far managed its impact on our business operations well, with all of our Jones Act and internationally trading vessels able to load, transit and discharge cargo without material interruption.

Despite the foregoing, the ongoing global coronavirus pandemic continues to weigh on demand and transport pricing dynamics in the global liquid bulk transportation markets. While demand for transportation fuels in the United States has recovered strongly from 2020 lows, weak international markets have contributed to increased imports of both crude oil and refined product into the U.S. when compared with prior periods. Import substitution for domestic supply has dampened demand, especially for conventional Jones Act tankers, and continues to create conditions of business uncertainty for our customers and, accordingly, for our business. Our customers’ reluctance to enter into longer-term transportation commitments has been a continuing condition since the onset of the pandemic. In the face of this soft demand environment, we have chosen to place and retain a number of vessels in lay-up. During the 2021 third quarter, we reactivated two vessels in response to increasing charterer demand. Four tankers and one ATB remain in lay-up as at the end of the quarter. Laying up vessels in times of limited near-term employment opportunities allows us to reduce the costs associated with vessels that are without charter.

While the recovery slope of domestic marine transportation demand levels has been flatter than what had been expected earlier in the year, we believe that, as our customers’ visibility and confidence in the future returns, the market will tighten and there will be a resumption of more typical customer behavior, and time charter activity will rebound. Timing of the reactivation of vessels remaining in lay-up is contingent upon increased demand from our domestic customer base. We anticipate that as consumption patterns for transportation fuels globally regains traction, demand for Jones Act tanker domestically should normalize. A normalization of fuel demand patterns consistent with historical levels of consumption is expected to stimulate more marine transportation demand, which in turn should lead to a reactivation of vessels from lay-up to meet any such increase in demand. The pace and trajectory of demand recovery continues to be influenced by many factors, including progress in resolving the pandemic, both within and outside of the US, and near-term uncertainty will continue to define a wide spectrum of possible vessel reactivation outcomes as we move through the balance of the year.

As a result of the COVID-19 pandemic, we have implemented procedures to protect the health and safety of our employees, crew and contractors. These procedures and protocols are those mandated or recommended by the Centers for Disease Control and Prevention, the U.S. Coast Guard, local ports and shipyards, and country- and state-specific requirements. They include such actions as providing personal protective equipment, managing the locations where crew members board and depart from our vessels, requiring crew members to disclose symptoms and the health of those they have been in contact with, mandatory quarantine periods imposed prior to joining any vessel, sanitization of the vessels, mandating face coverings when non-crew are on board, social distancing and requiring testing in certain instances. COVID-19 has also impacted planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue and may increase.

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

COVID-19 induced demand destruction that started in March 2020 has resulted in minimal spot market activity since then. Industry-wide, spot activity decreased from the second quarter of 2021 with 18 spot fixtures in the third quarter of 2021 versus 30 spot fixtures in the second quarter of 2021. For the 18 spot fixtures, 7 were performed by tankers and the remaining were performed by ATBs.

Our vessels, excluding vessels in lay-up, were employed for 92% of available days during the third quarter of 2021, with 104 of a total 1,309 available days (available days excludes 22 days vessels were offhire due to drydock requirements) seeing vessels idle without employment. Two of our tankers, the Overseas Nikiski and the Overseas Key West, exited lay-up and returned to service in September 2021.

Industry-wide, there were no firm Jones Act vessel orders as of September 30, 2021.

Delaware Bay lightering volumes averaged 60,000 b/d in the third quarter of 2021 compared with 58,000 b/d in the third quarter of 2020. Refinery demand for crude oil has increased from the low demand levels in 2020 caused by COVID-19. We have contract minimums with our refinery customers that compensate us for barrels not lightered below those minimum amounts.

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

Results of Vessel Operations

During the three and nine months ended September 30, 2021, shipping revenues decreased by $11,781 and $57,547, or 11.1% and 17.9%, respectively, compared to the same periods in 2020. The decreases primarily resulted from a 498-day and 1,721-day, respectively, increase in lay-up days due to seven vessels in lay-up for most of 2021, a decision taken in light of the lack of demand due to the economic impact of COVID-19. Two of the seven vessels came out of lay-up in September 2021 and operated in the spot market. One of these two vessels will commence a 26 month time charter in mid-November 2021.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Time charter equivalent revenues	$75,365	$92,281	$212,569	$289,782
Add: Voyage expenses	18,602	13,467	51,030	31,364
Shipping revenues	$93,967	$105,748	$263,599	$321,146

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2021 and 2020 between spot and fixed earnings and the related revenue days.

	2021		2020
Three Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$37,527	$66,704	$2,437	$61,418
Revenue days	219	449	67	922
Non-Jones Act Handysize Product Carriers:
Average rate	$43,265	$9,083	$32,089	$15,778
Revenue days	184	92	184	185
ATBs:
Average rate	$—	$36,146	$2,786	$29,616
Revenue days	—	182	60	86
Lightering:
Average rate	$60,063	$—	$79,214	$—
Revenue days	92	—	94	—
Alaska (a):
Average rate	$—	$57,936	$—	$58,669
Revenue days	—	276	—	276

	2021		2020
Nine Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$32,380	$65,882	$34,806	$60,999
Revenue days	548	1,380	248	3,061
Non-Jones Act Handysize Product Carriers:
Average rate	$30,684	$9,478	$29,137	$16,434
Revenue days	551	428	494	548
ATBs:
Average rate	$—	$33,529	$17,244	$27,119
Revenue days	—	544	277	175
Lightering:
Average rate	$74,169	$—	$59,145	$61,012
Revenue days	273	—	337	87
Alaska (a):
Average rate	$—	$58,446	$—	$58,643
Revenue days	—	742	—	605

(a) Excludes one Alaska vessel currently in layup.

During the third quarter of 2021, TCE revenues decreased by $16,916, or 18.3%, to $75,365 from $92,281 in the third quarter of 2020. The decrease was primarily a result of a 498-day increase in lay-up days due to vessels in lay-up during the third quarter of 2021 and one less MR tanker in our fleet, Overseas Gulf Coast, which was sold during the second quarter of 2021. The decrease was offset by (a) the addition to our fleet of one ATB, OSG 205 and OSG Courageous, which was delivered during the fourth quarter of 2020, (b) a 171-day decrease in scheduled drydocking and (c) an increase in Delaware Bay lightering volumes.

Voyage expenses increased by $5,135, or 38.1%, in the third quarter of 2021 to $18,602 compared to $13,467 in the third quarter of 2020, primarily related to increases in fuel and port expenses due to more voyage charters performed by our vessels compared to the same period in 2020.

Vessel expenses decreased by $7,038, or 16.3%, in the third quarter of 2021 to $36,006 compared to $43,044 in the third quarter of 2020, primarily due to a decrease in crewing costs. The decrease in crewing costs was related to six vessels in lay-up during the third quarter of 2021 compared to the same period in 2020.

Depreciation and amortization increased by $273, or 1.8%, to $15,526 in the third quarter of 2021 compared to $15,253 in the third quarter of 2020. The increase primarily resulted from an increase in amortization of drydock costs and an increase in depreciation expense due to the addition of our newbuild barge, OSG 205, which entered service in the fourth quarter of 2020.

During the nine months ended September 30, 2021, TCE revenues decreased by $77,213, or 26.6%, to $212,569 from $289,782 in the nine months ended September 30, 2020. The decrease was primarily a result of (a) 1,721-day increase in lay-up days due to seven vessels in lay-up for most of the nine months ended September 30, 2021, a decision taken in light of the lack of demand due to the economic impact of COVID-19, (b) one less ATB in our fleet compared to the same period in 2020 and (c) one less MR tanker in our fleet, Overseas Gulf Coast, which was sold during the second quarter of 2021. The decrease was offset by a 209-day decrease in scheduled drydocking and an increase in Delaware Bay lightering volumes. Two of seven vessels came out of lay-up in September 2021 and operated in the spot market.

Voyage expenses increased by $19,666, or 62.7%, for the nine months ended September 30, 2021 to $51,030 compared to $31,364 for the nine months ended September 30, 2020, primarily a result of an increase in expenses for oil pollution mitigation services for the Alaskan tankers as we acquired the vessels on March 12, 2020. These expenses are passed through to the charterer each month. Additionally, voyage expenses increased due to increases in fuel and port expenses related to more voyage charters performed by our vessels compared to the same period in 2020.

Vessel expenses decreased by $18,641, or 15.5%, for the nine months ended September 30, 2021 to $101,815 compared to $120,456 for the nine months ended September 30, 2020, primarily due to a decrease in crewing costs. The decrease in crewing costs was due to seven vessels in lay-up for most of 2021, a decision taken in light of the lack of demand due to the economic impact of COVID-19.

Depreciation and amortization increased by $2,425, or 5.6%, to $45,913 for the nine months ended September 30, 2021 compared to $43,488 for the nine months ended September 30, 2020. The increase primarily resulted from an increase in depreciation expense due to the addition of three crude oil tankers, Alaskan Explorer, Alaskan Legend and Alaskan Navigator, to our fleet in March 2020 and the addition of our newbuild barges, OSG 204 and OSG 205, which entered service during the end of the second quarter of 2020 and fourth quarter of 2020, respectively, and an increase in amortization of drydock costs.

Our two U.S. Flag Product Carriers participate in the MSP, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For 2021, we expect to receive up to $5,200 for each vessel. During 2020, the stipend we received was $5,058 on one vessel and $4,607 on one vessel. We do not receive a stipend for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses

General and administrative expenses were $5,707 for the three months ended September 30, 2021 compared with $6,140 for the three months ended September 30, 2020. The decrease was primarily driven by lower compensation and benefits costs and lower consulting fees.

For the nine months ended September 30, 2021, general and administrative expenses were $18,076 compared with $19,915 for the nine months ended September 30, 2020. The decrease was primarily driven by lower compensation and benefits costs and lower consulting and accounting fees.

Loss/(gain) on Disposal of Vessels and Other Property, Including Impairments, Net

Loss/(gain) on disposal of vessels and other property, including impairments, net was $960 compared to $(151) for the three months ended September 30, 2020. The increase was a result of an impairment charge of $1,000 recorded on two of the Company's leased vessels. For the three months ended September 30, 2020, a gain was recorded due to the write-off of costs related to the sale of one ATB.

For the nine months ended September 30, 2021, loss/(gain) on disposal of vessels and other property, including impairments, net was $6,257 compared to $959 for the nine months ended September 30, 2020. The increase was a result of the sale of the Overseas Gulf Coast during the second quarter of 2021 for $32,128, net of broker commissions and other fees, resulting in a loss, and an impairment charge of $1,000 recorded on two of the Company's leased vessels. For the nine months ended September 30, 2020, losses were recognized due to the sale of two ATBs.

Gain on Termination of Pre-Existing Arrangement

Gain on termination of pre-existing arrangement was $0 for the nine months ended September 30, 2021 compared to $19,172 during the nine months ended September 30, 2020. The decrease for the nine months ended September 30, 2021 was due to our acquisition of ATC on March 12, 2020. Our pre-existing ATC arrangements with a minimum term through December 2023 were terminated at the time of acquisition and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $7,961 for both the three and nine months ended September 30, 2021, respectively, compared to $488 and $503 for the three and nine months ended September 30, 2020, respectively. The increase was due to a $5,225 write-off of unamortized deferred financing costs and $2,736 of prepayment fees related to the pay off of our term loans, due 2023 and 2026, and a prepayment made on our Alaska tankers term loan, due 2025, during the third quarter of 2021. For the three and nine months ended September 30, 2020, losses were recognized due to a write-off of unamortized deferred financing costs related to mandatory prepayments on our term loan, due 2023, as a result of the sale of two of our ATBs.

Interest Expense

Interest expense was $7,052 for the three months ended September 30, 2021 compared with $5,902 for the three months ended September 30, 2020. The increase in interest expense was primarily related to the addition of the OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, in the fourth quarter of 2020 and less interest capitalized during the three months ended September 30, 2021 compared to the same period in 2020. The increase was offset by a decrease in interest expense due to the pay off of the term loan on the Overseas Gulf Coast during the third quarter of 2020.

For the nine months ended September 30, 2021, interest expense was $20,739 compared to $18,143 for the nine months ended September 30, 2020. The increase in interest expense was primarily related to the addition of the OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, in the fourth quarter of 2020 and less interest capitalized during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was offset by a decrease in the 30-Day LIBOR rate on our term loans, due 2023 and 2026, from the same period in 2020 and a decrease due to the pay off of the term loan on the Overseas Gulf Coast during the third quarter of 2020.

Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded income tax benefits of $4,515 and $192, respectively, which represented effective tax rates of 22% and 23%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit/(provision) of $13,195 and $(7,212), respectively, which represented effective tax rates of 24% and 19%, respectively. There was no significant change in the effective tax rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to changes in state apportionment, the tonnage tax exclusion and interest related to an alternative minimum tax refund received in 2020. The effective tax rate for the nine months ended September 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit. The effective tax rate for the nine months ended September 30, 2020 was less than the statutory rate due to a discrete tax benefit relating to state benefit resulting from the Alaska Tanker Company acquisition, interest related to an alternative minimum tax refund and the tonnage tax exclusion.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2021 was approximately $(42,000) compared with approximately $(93,000) at December 31, 2020. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $52,000 at September 30, 2021 compared to $1,700 at December 31, 2020. The increase in working capital was primarily due to (a) an increase in cash and cash equivalents from proceeds received on the term loan, due 2028, we entered into on September 29, 2021 as discussed below, (b) a decrease in current installments of long-term debt due to the replacement and pay off of our term loan, due 2023, and term loan, due 2026, with the term loan, due 2028, which reduced our principal payments, (c) an increase in receivables related to the timing of collection from our customers and (d) a decrease in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made at September 30, 2021 compared to December 31, 2020.

As of September 30, 2021, we had total liquidity on a consolidated basis comprised of $84,971 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of September 30, 2021 was related to requirements under the Unsecured Senior Notes.

As of September 30, 2021, we had total debt outstanding (net of deferred financing costs) of $451,785 and a total debt to total capitalization of 57.2%, compared to $429,120 and 53.0%, respectively, at December 31, 2020.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash used in operating activities during the nine months ended September 30, 2021 was $20,428. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

During the first quarter of 2021 we received a firm offer for the sale of the Overseas Gulf Coast. Based on the negotiated sale terms, we recorded a loss of $5,446 on the planned disposition of this tanker. In April 2021, we entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale of the vessel was completed in June 2021 for $32,128, net of broker commissions and other fees, resulting in an immaterial gain recognized during the second quarter of 2021, which is included in loss/(gain) on disposal of vessels and other property, including impairments, net on the condensed consolidated statements of operations.

On September 29, 2021, certain subsidiaries (the “Borrowers”) of the Company entered into a seven-year, $325,000 term loan credit facility with Stonebriar Commercial Finance. Proceeds were used to pay off the Company’s term loan, due 2023, with The Prudential Insurance Company of America, as administrative agent, and certain other lenders, and the Company’s term loan, due 2026, with Wintrust Commercial Finance, for $237,983 and $20,298, respectively. Additionally, the Company used proceeds to make a prepayment of $16,000, to partially refinance a term loan with Banc of America Leasing & Capital, LLC, the Company’s Alaska tankers term loan, due 2025. The remaining proceeds will be used for general working capital purposes. The Company recognized an aggregate net loss of $7,961 on these transactions, which reflects a write-off of unamortized deferred financing costs and prepayment fees. The new term loan bears interest at a rate of 7.75% and matures on October 1, 2028. The performance of the Borrowers’ obligations under the term loan is guaranteed by the Company and certain other subsidiaries and are secured by the Borrowers’ assets, including five tankers, three tugs, and two barges, and by the Company’s equity interests in certain of its subsidiaries. The annual principal payments required to be made for the new term loan are $1,787 for the remainder of 2021, $12,100 in 2022, $13,072 in 2023 $14,122 in 2024, $15,257 in 2025 and $268,662 thereafter.

The Company also completed amendments to the loans on the OSG 205 and OSG Courageous, Overseas Sun Coast and the Alaskan Explorer and Alaskan Navigator conforming the covenants with the Stonebriar $325,000 loan.

On November 5, 2021, subsidiaries of the Company entered into an agreement to amend the Company’s OSG 204 LLC term loan, due 2025, to align the term loan’s financial covenants with the Company’s new term loan with Stonebriar. In connection with the amendment, the Company made a prepayment of $3,000 on the outstanding balance of the loan.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 9, 2021	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 9, 2021	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

