Form 10-K
period 2021-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2022-03-09
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $131,907,694, based on the closing price of $2.09 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

As of March 4, 2022, 87,248,499 shares of the issuer’s Class A common stock were outstanding. Excluded from these amounts are penny warrants, which were outstanding as of March 4, 2022, for the purchase of 3,631,071 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries, including Alaska Tanker Company as of its March 12, 2020 acquisition date.

OSG is currently a smaller reporting company (“SRC”) under SEC rules. As an SRC, OSG is permitted to omit certain disclosures; however, we have provided some disclosures that may be omitted, such as disclosures relating to our risk factors.

A glossary of shipping terms that should be used as a reference when reading this Annual Report on Form 10-K can be found immediately prior to Part I. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain forward-looking statements in future filings with the SEC, in press releases, or in oral or written presentations by representatives of the Company. All statements other than statements of historical facts should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means by which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectations with respect to future events or circumstances based on various factors and are subject to various risks, uncertainties, and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

●	public health threats, particularly the COVID-19 pandemic, which has impacted and continues to impact the Company in many ways, including those noted below, as well as by increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	volatility in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;

i

●	the loss of or reduction in business with a large customer, should it be impacted by the COVID-19 pandemic or otherwise;
●	changing economic, political and governmental conditions in the United States or abroad and conditions in the oil and natural gas industry, including in reaction to the COVID-19 pandemic, geopolitical developments, or otherwise;
●	the inability to attract or retain qualified mariners;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	changes in credit risk with respect to the Company’s counterparties on contracts or the failure of contract counterparties to meet their obligations;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future;
●	the Company’s ability to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the Company’s compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	the refusal of certain customers to use vessels of a certain age;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements;
●	the inability to clear oil majors’ risk assessment processes; and
●	the Company’s ability to use its net operating loss carryforwards.

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

NON-GAAP FINANCIAL MEASURES AND SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”). However, the Company has included in this Report certain non-GAAP financial measures and ratios, which it believes provide useful information to both management and readers of this Report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other measures determined in accordance with GAAP.

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

ii

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

CII - Carbon Intensity Indicator, which is calculated as the ratio of the total mass of CO2 emitted from a vessel to the total transport work undertaken in a given calendar year.

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

EEXI - the Energy Efficiency Existing Ship Index, which requires ship operators to assess their ships’ energy consumption and CO2 emissions against specific requirements for energy efficiency for each vessel type.

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

OPA 90—The U.S. Oil Pollution Act of 1990.

OPEC—Organization of Petroleum Exporting Countries, which is an international organization established to coordinate and unify the petroleum policies of its members.

P&I Insurance —Protection and indemnity insurance is a form of marine insurance provided by a P&I club. A P&I club is a mutual (i.e., a co-operative) insurance association that provides cover for its members, who will typically be ship-owners, ship-operators or bareboat charterers.

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

iv

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

U.S. Flag Fleet — Our Jones Act Fleet together with our MSP vessels.

U.S. Flag Vessel—A vessel that must be crewed by U.S. sailors and owned and operated by a U.S. company.

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

v

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries, including Alaska Tanker Company (“ATC”) as of its March 12, 2020 acquisition date, own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and petroleum products in the U.S. Flag trade. At December 31, 2021 the Company owned or operated a fleet of 24 vessels totaling an aggregate of approximately 1.7 million dwt. Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com.

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

The ongoing COVID-19 pandemic has severely impacted global and national economies. During 2020, lockdown orders, business closures and travel restrictions among many other events reduced the demand for many products, including petroleum. 2021 was characterized by the introduction of COVID-19 vaccines, business recovery and two different COVID-19 variants that all impacted overall business conditions. During the second half of 2021, there were increases in refinery operations and end user demand for transportation fuels. Demand is expected to continue to increase in 2022 to levels exceeding pre-pandemic levels. Although there has been an increase in demand, business uncertainty for our customers remains which has resulted in a reluctance to enter into longer term transportation commitments. Customers currently favor shorter term agreements. We believe that as their visibility and confidence in the future returns there will be a resumption of more typical customer behavior and time charter activity will rebound.

The ongoing pandemic also resulted in the non-renewal of charters for vessels whose time charters ended late in 2020 and early in 2021. In response to this we placed seven vessels in layup for most of 2021. This allowed us to reduce the operating costs associated with vessels that are without charter. We saw an increase in demand during the second half of 2021. As a result, two of the seven vessels came out of layup in September 2021 and operated in the spot market. One of these two vessels commenced a 26-month time charter in mid-November 2021. A third vessel came out of layup in December 2021 and operated in the spot market. In January 2022 and late February 2022, two more vessels came out of layup. As of March 1, 2022, we have two vessels remaining in layup.

Strategy

We seek to maximize stockholder value by generating strong cash flows through combining the predictability of fixed time charter and contract revenues with opportunistic trading in the spot market; actively managing the size and composition of our fleet over the course of market cycles to increase investment returns and available capital; and entering into value-creating transactions, including acquisitions of competitive or adjacent businesses. The key elements of our strategy are to:

●	Generating strong cash flows by capitalizing on our leading Jones Act market position and long-standing customer relationships, and by combining the predictability of fixed time charter and contract revenues with opportunistic trading in the spot market;
●	Emphasizing the quality of our operations and adhere to the highest safety and environmental standards attainable; and
●	Seeking out opportunities to increase scale and drive cost efficiencies through a disciplined approach to investment in core and adjacent asset classes to maximize return on capital across market cycles.

1	Overseas Shipholding Group, Inc.

We believe we are well-positioned long-term to generate strong cash flows by identifying and taking advantage of attractive chartering opportunities in the U.S. market. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades. Our market position allows us to maintain long-standing relationships with many of the largest energy companies, which in some cases date back many decades. We consider attaining the stability of cash flow offered by medium-term charters and contracts of affreightment to be a fundamental characteristic of the objectives of our chartering approach. This is especially observable in the niche businesses within which many of our assets operate. However, the Jones Act market for larger conventional tankers has shifted over the last five years as marginal demand drivers domestically have become more volatile in both crude and refined product flows. Considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point, and balancing time charter and contract coverage with spot market exposure in an uncertain demand environment has been a persistent challenge. A policy of medium-term charters may not be profitable or prove achievable under certain market conditions. As such, during periods of uncertainty in the markets within which we operate, more of our vessels will be exposed to the more volatile and less predictable spot market with a corresponding impact on the amount of revenue our vessels may earn.

In addition to the observed increased volatility in the markets for our conventional tankers and ATBs, the future of seaborne energy transportation and the type, design and markets for vessels that will be engaged in this business in the future are evolving in ways not yet well defined. While this evolution may impose additional risks and uncertainties on OSG’s existing business lines, the progressive transformation away from a carbon fuels-based economy could present interesting new business niches for OSG to competitively apply its differentiated set of skills. Participating in a broader spectrum of opportunities in the existing and emerging markets for energy and liquid bulk commodities of all types will remain a focus of the Company as the solution set to these complex problems becomes clearer.

We believe that OSG has good standing in the community of our customers, our peers and our regulators, with a long-established reputation for maintaining the highest standards in both protecting the environment and maintaining the health and safety of all of our employees. Continued improvement in these areas is important not only to the constituents directly affected, but equally as important in sustaining a key differentiating competitive factor amongst the customers we serve.

We actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessel assets as part of our effort to achieve attractive returns on capital. We seek to opportunistically grow our fleet through the timely and selective acquisition of high-quality secondhand vessels or new-build contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We also seek to engage in opportunistic dispositions or repurposing of our vessel assets where we can achieve attractive values relative to their anticipated future earnings from operations as we assess market cycles and requirements. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of crude oil, refined product, and potentially other U.S. Flag vessels with an enhanced return on invested capital. We believe our diverse and versatile fleet, as well as our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to identify and take advantage of attractive acquisition opportunities in any vessel class in the U.S. Flag market.

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top two customers comprised 38.8% of shipping revenues during the year ended December 31, 2021. See Note 2 - “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2021 and 2020.

2	Overseas Shipholding Group, Inc.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2021, OSG’s operating fleet consisted of 24 vessels, 12 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned	Vessels Chartered-In	Total at December 31, 2021
Vessel Type	Number	Number	Total Vessels	Total dwt
Handysize Product Carriers (1)	5	11	16	760,493
Crude Oil Tankers (2)	3	1	4	772,194
Refined Product ATBs	2	—	2	54,182
Lightering ATBs	2	—	2	91,112
Total Operating Fleet	12	12	24	1,677,981

(1)	Includes two owned shuttle tankers, 11 chartered-in tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program, all of which are U.S. flagged, as well as one owned Marshall Island flagged non-Jones Act MR tanker trading in international markets.
(2)	Includes three crude oil tankers doing business in Alaska and one crude oil tanker bareboat chartered-in and in layup.

On December 10, 2021, for five chartered-in vessels with terms ending in December 2022, the Company exercised its option to extend the terms of two of the vessels for an additional year, with terms ending in December 2023, and announced its intention to redeliver three of the vessels at the end of their terms in December 2022.

Commercial Management

Time-Charter Market

The Company’s operating fleet includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions. Time charters constituted 71% of the Company’s shipping revenues in 2021 and 82% in 2020 and 73% of the Company’s TCE revenues in 2021 and 84% in 2020.

Spot Market

Voyage charters and COAs constituted 29% of the Company’s shipping revenues in 2021, 18% in 2020, and 27% of the Company’s aggregate TCE revenues in 2021 and 16% in 2020. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile due to utilization while in the spot market, which is driven by market forces, including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

3	Overseas Shipholding Group, Inc.

Business Segment

The Company has one reportable business segment. The Company’s active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates one Marshall Islands flagged MR tanker which trades internationally. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that satisfy Jones Act requirements, including requirements that vessels be constructed in the United States and owned by companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies with a ship that participates in the program receives an annual stipend that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,250 for each vessel in 2021 and $5,058 on one vessel and $4,607 on one vessel in 2020.

Under the terms of the program, the Company expects to receive up to $5,300 annually for each vessel during 2022. The Company does not receive a stipend with respect to any days for which a vessel operates under a time charter to a U.S. government agency.

Maritime Administration of the U.S. Department of Transportation (“MARAD”) trading restrictions—Two of the modern U.S. Flag ATBs owned by the Company, which are currently used in the Delaware Bay Lightering activity, had their construction financed with the Capital Construction Fund (“CCF”). As such, daily liquidated damages are payable by the Company to MARAD if these vessels operate in contiguous coastwise trades, which is not permitted under trading restrictions currently imposed by the CCF agreement between MARAD and the Company. For the years ended December 31, 2021 and 2020, liquidated damages incurred were not material.

On March 12, 2020, the Company’s subsidiaries completed the purchase of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator from BP Oil Shipping Company USA and AP AMI Leasing Inc. (“BP”) and entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The Alaskan Frontier is currently in layup. In connection with these transactions, the Company also completed the acquisition of the other members’ interests in ATC, making ATC a wholly owned subsidiary of OSG. Operating results of these vessels are included from that date.

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

Technical Management

OSG’s fleet operations are managed in-house. In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel must ensure that the Company’s fleet meets or exceeds regulatory standards established by the IMO and USCG.

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

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by regulators and customers is the use of robust SMS by the Company. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified to the International Safety Management Code (“ISM Code”) promulgated by the IMO. To support a culture of compliance and transparency, OSG has an open reporting system on all of its vessels, whereby seafarers can anonymously report possible violations of OSG’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

HUMAN CAPITAL

Our employees are critical to meeting our commitments. In order to achieve this, it is crucial that we continue to attract and retain experienced and qualified employees. We emphasize ethical behavior and respect and promote equal opportunity by creating a culture of trust, accountability and empowerment. The sense of responsibility shared by OSG’s mariners and the shore-based support team in meeting the essential need to supply transportation fuels to the markets that we serve is commendable.

As of December 31, 2021, the Company had approximately 953 employees comprised of 877 seafarers and 76 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions which, as of December 31, 2021, covered 718 of the seafarers employed on the Company’s vessels. These agreements are in effect for periods ending between March 2022 and March 2024. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide employees with competitive compensation packages that include base salary as well as employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and certain postretirement benefits.

Training and Education. Our seafarers are highly trained, with many officers having both USCG licenses as well as business or engineering degrees. Regardless of position, specialized training to work in the industry based on USCG requirements, as well as vessel-specific training within our fleet is a necessity. Years of experience are required in order to move into higher levels of authority on our vessels. Our training and education programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our vessels.

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

Having a well-maintained fleet is also critical to create an environment where our crew can work safely. Our fleets undergo regular and frequent surveys by classification societies and regulatory bodies as well as vettings by our customers on an ongoing basis. Issues identified are swiftly addressed. Our seafarers are encouraged to provide transparent reporting of issues in order to remedy conditions as soon as they are observed. We regularly conduct safety reviews to ensure compliance with applicable regulations and all policies and procedures.

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

5	Overseas Shipholding Group, Inc.

CYBER SECURITY

OSG has both on-shore and ship-board systems that are highly dependent on information technology systems. Loss, disruption, or compromise of these systems could significantly impact operations and results.

Our information technology controls are subject to audit by internal and external auditors, as well as the American Bureau of Shipping. OSG annually advises its Board of Directors on information security matters and provides user training and monitoring of system access as part of our compliance program. We have not experienced any material cyber security violation or occurrence over the last three years.

While we continue to invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results. See Item 1A, “Risk Factors-Interruption, failure or breach of OSG’s information technology and communications systems could impair its ability to operate and adversely affect its business.”

ENVIRONMENTAL, SAFETY AND SECURITY MATTERS

All but one of OSG’s vessels are registered in the United States and are subject to the jurisdictional and regulatory oversight of the USCG (under various protocols and agreements covering certain statutory survey and certification functions). OSG owns and operates one vessel registered in the Marshall Islands that is subject to the jurisdictional oversight of the Republic of Marshall Islands (“RMI”) registry (under various protocols and agreements covering certain statutory survey and certification functions).

OSG is also subject to compliance with several other government agency regulations, including but not limited to the Environmental Protection Agency (“EPA”), the Maritime Administration of the United States Department of Transportation, and the United States Customs and Border Protection Agency. OSG vessels are classed with the American Bureau of Shipping (“ABS”) and are subject to the requirements of the classification society.

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

OSG believes that the operation of its vessels complies with applicable environmental laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements. See Item 1A, “Risk Factors-Compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gas gases and ballast water treatment, may adversely affect OSG’s business.”

6	Overseas Shipholding Group, Inc.

Regulations Preventing Pollution of Seas by Oil

The maritime industry is subject to numerous regulations and conventions intended to prevent pollution of the seas from ships. Regulated pollution sources include but are not limited to oil, hazardous substances, garbage, sewage, ballast water, antifouling paint and biofouling organisms.

The International Convention for the Prevention of Pollution from Ships (“MARPOL”) Annex I addresses requirements for the prevention of pollution by oil and oily materials generated in the engine room and from the cleaning of cargo tanks, while MARPOL Annex II addresses requirements for the prevention of pollution by noxious liquid substances (“NLSs”).

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt Vessel Response Plans (“VRPs”), including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a worst-case scenario. The requirements also require OSG to identify and seek to ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a worst-case discharge. The plans must include contractual commitments with clean-up response contractors and salvage and marine firefighters to ensure an immediate response to an oil spill or vessel emergency. OPA 90 also requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews. OSG maintains valid USCG approved VRPs for each of its tank and non-tank vessels.

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

The statute specifically permits individual states to impose their own liability regimes for oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. CERCLA contains a similar liability regime and provides for cleanup, removal and natural resource damages associated with discharges of hazardous substances (other than oil).

7	Overseas Shipholding Group, Inc.

OPA 90 requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability consistent with the limits of liability set forth in the statutes. An owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA.

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

These conventions calculate liability in terms of Special Drawing Rights currency values. The figures in this section are therefore converted into U.S. dollars based on currency exchange rates on January 18, 2022 and are approximate.

Under the 1992 Protocol, the owner’s liability is limited except where the pollution damage results from its personal act or omission, committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. Liability is limited to $6.3 million for a ship not exceeding 5,000 units of tonnage, $6.3 million plus $886 for each additional gross ton over 5,000 for vessels of 5,000 to 140,000 gross tons, and $126.0 million for vessels over 140,000 gross tons.

Vessels trading in states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. OSG believes that its protection and indemnity insurance will cover any liability under the plan adopted by the IMO.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001 is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in its exclusive economic zones, of states that are party to it. While the United States has not yet ratified this convention, vessels operating internationally would be subject to it, if sailing within the territories of those countries that have implemented its provisions. OSG believes that its vessels comply with these requirements.

8	Overseas Shipholding Group, Inc.

Regulations Preventing Pollution of Seas by Sewage

MARPOL Annex IV (“Annex IV”) as well as the U.S. Code of Federal Regulations regulate the discharge of sewage to sea. OSG has implemented all regulatory requirements and believes that its vessels comply with these requirements.

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

Regulations Preventing Pollution of Seas by Garbage

MARPOL Annex V as well as the U.S. Code of Federal Regulations regulates the prevention of pollution to sea by garbage and e-waste. OSG has implemented all regulatory requirements and believes that its vessels comply with these requirements.

Regulations Preventing Air Pollution

MARPOL Annex VI (“Annex VI”) addresses air pollution from vessels and sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds (“VOCs”) from tankers. Vessels are subject to further air emission controls within Emission Control Areas (“ECAs”).

Fuel used by all vessels operating in or transiting through the ECA cannot exceed 0.1% m/m sulfur. More stringent NOx emission Tier III emission limits are applicable to engines installed on ships constructed on or after January 1, 2016 operating in ECAs. OSG believes that its vessels comply with the current requirements. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where OSG operates, compliance could require or affect the timing of fuel costs associated with operating in another ECA.

Commencing January 1, 2020, the global sulfur cap for ship operations was reduced from 3.5% m/m to 0.5% m/m outside ECAs as legislated by MARPOL Annex VI. In ECAs, the limit remains at 0.1% m/m.

OSG operates one Marshall Islands flag tanker equipped with an open-loop exhaust gas cleaning systems (“EGCS”) designed to burn high-sulfur bunker fuel to comply with the 0.5% sulfur limit. OSG has implemented all regulatory requirements associated with the use of EGCS.

Annex VI includes energy efficiency standards for certain new ships through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards phase in from 2013 to 2025 and are anticipated to result in significant reductions in fuel consumption as well as air and marine pollution. The composition of OSG’s fleet of vessels, as of December 31, 2021, includes one vessel under which the EEDI standards apply.

9	Overseas Shipholding Group, Inc.

The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. built ships to meet lower NOx standards. EPA Tier 2 standards generally reduced NOx emissions by 27% and introduced a particulate matter limit (“PM”). EPA Tier 3 standards represent a 50% reduction in PM and a 20% reduction in NOx over Tier 2 levels. EPA Tier 4 standards represent a 90% reduction in PM and 80% reduction in NOx compared to Tier 2 levels and generally require advanced technology such as selective catalytic reduction or exhaust gas recirculation. Adoption of these and emerging standards may require substantial modifications to some of OSG’s existing marine diesel engines and may require OSG to incur substantial capital expenditures if the engines are replaced.

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

The Delaware Department of Natural Resources and Environment Control (“DNREC”) monitors OSG’s U.S. Flag lightering activities within the Delaware River. Lightering activities in Delaware are subject to Title V of the Coastal Zone Act of 1972 and OSG is the only marine operator with a Title V permit to engage in lightering operations. These lightering activities are monitored and regulated through DNREC’s Title V air permitting process. The regulations are designed to reduce the number of VOCs entering the atmosphere during a crude oil lightering operation through the use of vapor balancing. This defined process has reduced air emissions associated with venting of crude oil vapors to the atmosphere. OSG’s Delaware Lightering fleet is 100% vapor balance capable.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) requires adopting countries to implement national programs to reduce emissions of greenhouse gases (“GHGs”) which contribute to global warming. The United Nations Climate Change Conference forged the Paris Agreement with a goal of holding the increase in global average temperature to well below 2 degrees Celsius and pursuing efforts to limit the increase to 1.5 degrees Celsius, to be achieved by aiming to reach a global peaking of greenhouse gas (“GHG”) emissions as soon as possible. To meet these objectives, the participating countries, acting individually or jointly, are to develop and implement successive nationally determined contributions.

Though the Paris Agreement does not specifically mention shipping, the IMO has committed to developing limits on GHGs from international shipping and has implemented mandatory technical and operational measures to achieve these limits. The IMO’s fourth study of GHG emissions was released on August 4, 2020 indicating a 9.6% increase in GHG emissions from global maritime shipping since 2012 and predicted an increase by up to 50% over the next few decades to 2050, relative to 2018, if measures are not taken to reduce GHG emissions from international shipping by at least 50% by 2050 compared to 2008.

In addition, there are regional mandates in ports and certain territorial waters within the European Union (“EU”) regarding reduced SOx emissions. These requirements establish maximum allowable limits for sulfur content on 0.1% m/m in fuel oils used by vessels when operating within certain areas and waters and while at berth in EU ports.

10	Overseas Shipholding Group, Inc.

The European Commission has established a working group to develop and assess options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The EU Monitoring, Reporting, Verification Regulation (“MRV”) creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport and to collect and later publish verified annual data on carbon dioxide emissions.

The United Kingdom (“UK”) implemented their own MRV which requires the monitoring of UK-related voyages. OSG will be responsible for submitting its first annual emissions report for vessels subject to the UK MRV scheme.

The primary objectives of Ship Energy Efficiency Management Plan (“SEEMP”) is to improve the overall operating efficiency of a ship through the implementation of optimized methods for energy and fuel savings. The requirements are to be administered by the USCG for U.S. Flag vessels and the RMI for Marshall Islands flag vessels. In 2021, OSG submitted its second annual fuel oil consumption data for 2020 to the IMO through USCG’s recognized organization, the American Bureau of Shipping.

In June 2021, the IMO adopted amendments to MARPOL Annex VI, which enter into force on November 22, 2022, introducing a new Energy Efficiency Existing Ship Index (“EEXI”) and a Carbon Intensity Indicator (“CII”) to be used for grading a ship’s CO2 emissions performance. Verification that a ship’s attained EEXI meets the minimum requirement will occur at the first annual, intermediate, or renewal survey for the IAPP Certificate, whichever comes first on or after January 1, 2023. Each ship’s CII must then be calculated annually using IMO DCS data beginning in 2024 (based on 2023 data) whereby a ship is then assigned a letter grade (A, B, C, D, or E). The CII for each ship is required to be reduced in successive years where a grade of “C” or better indicates the ship remains on target to improve CO2 emissions. Ships graded an “E” or a “D” for three consecutive years are required to improve. While IMO is still finalizing the formulas to be used, OSG is working to ensure its vessels will be compliant with the requirements when the regulations enter into force.

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

Ballast Water Pollution Regulations

OSG’s vessels are subject to international, national and local ballast water management regulations. At the international level, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) is applicable. It defines a discharge standard consisting of maximum allowable levels of critical invasive species designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. As tank vessels must take on ballast water in order to maintain their stability and draft and must discharge the ballast water when they load their next cargo, when emptying the ballast water which they carried from the previous port, they may release organisms and pathogens that have been identified as being potentially harmful in the new environment.

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

The discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports as noted above is subject to CWA permitting requirements. In accordance with the EPA’s National Pollutant Discharge Elimination System (“NPDES”), OSG is subject to a Vessel General Permit (“VGP”), which addresses, among other matters, the discharge of ballast water and effluents including the submission of annual reports for each vessel OSG operates. The VGP identifies twenty-six vessel discharge streams and establishes numeric ballast water discharge limits that generally align with the performance standards implemented under USCG’s 2012 final rule and the IMO Convention. It also sets more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater. The EPA’s phase-in schedule generally matches that of the USCG. The EPA determined that it will not issue extensions under the VGP, but in December 2013 it issued an Enforcement Response Policy (“ERP”) to address this industry-wide issue. In the ERP, the EPA states that vessels that have missed their compliance dates to meet the numeric discharge limits for ballast, but have received an extension from the USCG, are in compliance with all of the VGP’s requirements, other than the numeric discharge limits, and meet certain other requirements, will be considered a low enforcement priority. While OSG believes that any vessel that is or may become subject to the VGP’s numeric discharge limits while in a USCG extension period will be entitled to such low priority treatment as per the ERP, no assurance can be given that they will do so.

The “Vessel Incidental Discharge Act” (“VIDA”) restructures the way EPA and the USCG are to regulate incidental discharges in the future, including that the discharges will be regulated under a new CWA Section 312(p) program: Uniform National Standards for Discharges Incidental to Normal Operation of Vessels. VIDA is expected to phase out provisions of the VGP and existing USCG regulations over a four-year period, replacing them with EPA-developed National Standards of Performance (“NSPs”) and USCG implementation, compliance and enforcement regulations for those NSPs, which were expected to become effective in December 2022. Due to change in administrations, the effective date of VIDA is anticipated to be delayed.

The USCG promulgated its final rule on ballast water management which requires that treatment systems for domestic and foreign vessels operating in U.S. waters must be type approved by the USCG. Under this rule, a treatment system is required to be installed (or equivalent method of management employed) by the vessel’s first regularly scheduled drydocking after January 1, 2016. The USCG issued over 14,000 extensions for vessels which generally delayed their compliance dates another five years, including various OSG owned and operated vessels. In 2020, OSG began installing ballast water treatment systems on its vessels with the final installation to be completed in 2023.

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

12	Overseas Shipholding Group, Inc.

Safety of Life at Sea

The International Convention for the Safety of Life at Sea (“SOLAS”) convention addresses the safety of merchant ships. Amendments to the SOLAS conventions come into force yearly and flag states are responsible for ensuring that ships under their flag comply with its requirements.

The majority of OSG’s vessels are currently registered in the United States, except for one that is registered in RMI, who in coordination with the classification society, inspect vessels to ensure compliance with SOLAS requirements as well as requirements listed in the Code of Federal Regulations, as applicable. Various certificates are prescribed by the SOLAS convention as proof of compliance and issued to vessels by the U.S. Coast Guard and by the classification society on their behalf.

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

13	Overseas Shipholding Group, Inc.

Security Regulations and Practices

The U.S. Maritime Transportation Security Act of 2002 (“MTSA”) requires the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. SOLAS imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”). Among other things, the ISPS Code requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. All of OSG’s vessels have developed and implemented vessel security plans that have been approved by the USCG, have obtained an ISSC and comply with applicable security requirements.

OSG monitors the waters in which its vessels operate for pirate activity. Company vessels that transit areas where there is a high risk of pirate activity follow best management practices for reducing risk and preventing pirate attacks compliant with protocols established by the naval coalition protective forces operating in such areas.

In recent years, the maritime community has commenced addressing the vulnerability of ship operations to cyber security threats, both at sea and while in port. Exposure to these threats has become pervasive due to the increasing reliance on information and operating technology systems used in the management of ship operations. Because these systems control multiple aspects of ship operations, they become integral parts of system and operational safety. In 2014 IMO’s Maritime Safety Committee supported a Canadian and U.S. recommendation to develop voluntary guidelines on maritime cyber security practices. Since then, a wide variety of regulatory requirements and best practice guidance has been generated by industry stakeholders. In December 2016, the USCG published a cybersecurity policy letter regarding the criteria and process for the reporting of suspicious activity and breach of security and added cybersecurity to the list of security items covered by the MTSA. In June 2017, IMO adopted a resolution to encourage member governments to ensure that cyber risks are appropriately addressed in safety management systems no later than the first annual verification on OSG’s DoC after January 1, 2021. Verification of safety management compliance was conducted in October 2021 with no deficiencies noted.

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

14	Overseas Shipholding Group, Inc.

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

15	Overseas Shipholding Group, Inc.

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

OSG’s Marshall Islands flagged vessel, which trades in the international markets, does not qualify for the U.S. income tax exclusion described in the above paragraph. Therefore, the operations of the vessel are subject to U.S. taxation and included in the calculation of taxable income. In addition, the Marshall Islands flagged vessel will be taxed under the “daily notional taxable income” under the Marshall Islands tonnage tax regime. The daily notional taxable income from the operation of the vessel are $500 for 2,500 net tonnage or less, 20 cents per net tonnage between 2,501 to 5,000 net tonnage, 17 cents per net tonnage between 5,001 to 25,000 net tonnage, 15 cents per net tonnage between 25,001 to 50,000 net tonnage and 12.5 cents per net tonnage over 50,000 net tonnage. The tonnage tax of the vessel is the product of its daily notional taxable income and the percentage of days during the taxable year the vessel operates in U.S. foreign trade.

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

Risks Related to the COVID-19 pandemic

The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future adversely impact the Company’s business, results of operations and financial condition. The extent to which the COVID-19 pandemic may continue to impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, availability, distribution and effectiveness of vaccines and treatments, the imposition or relaxation of protective public safety measures, and the continuing impact of the pandemic on the global economy and demand for petroleum products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s vessels, the Company’s ability to execute its strategic plans, and the Company’s financial results.

We have experienced, and there are heightened risks that we will continue to experience for the foreseeable future relating to: (i) unpredictable fluctuations in demand; (ii) uncertainties in the oil trading markets, with volatile and unpredictable oil pricing; (iii) heightened risk of off-hire periods resulting from managing virus-related delays; (iv) incurring costs for testing, cleaning, quarantine, immunization and certifications; (v) ability to comply with what are evolving, and sometimes conflicting, logistical health and safety protocols. (vi) difficulty in easily accessing critical supplies such as face masks and other personal protective equipment; (vii) risks related to the reliability and effectiveness of testing methodologies and PPE; (viii) delays in receiving critical supplies, in receiving services of specialized technicians and inspectors, and in concluding vetting of the vessels; (ix) restrictions on travel to or from countries in which OSG operates, or the inability to access certain areas; (x) reduced availability of airlines and other transportation modes to move our crews into position and increased costs associated with such travel; (xi) challenges getting crew to and from the vessels in a manner that both protects their personal safety and endeavors to assure that a joining crew member is not bringing COVID-19 onboard or is otherwise affecting a vessel’s acceptability in service; (xii) increased costs to develop, implement and enforce policies and procedures to deal with all of these challenges; and (xiii) restricted port policies for pilots, tugs and inspections.

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

During most of 2021 we had seven vessels in layup. As of December 31, 2021, we had four vessels remaining in layup. As of March 1, 2022, two additional vessels have been placed back into service due to increased demand and two vessels remain in layup. While laying up a vessel mitigates our risks and lowers our cost, there are costs involved and no offsetting revenue.

17	Overseas Shipholding Group, Inc.

Risks Related to Our Company

The Company has incurred significant indebtedness, may not be able to generate sufficient cash to service all of its indebtedness, and could breach covenants in its credit facilities and term loans which could affect our ability to finance operations, pursue desirable business opportunities and successfully run the business in the future, all of which could affect OSG’s ability to fulfill its obligations.

The Company’s earnings, cash flow and the market value of its vessels vary significantly due to direct impacts of the COVID-19 pandemic, general economic, competitive and market conditions affecting the industry, the cyclical nature of the tanker industry, and legislative and regulatory actions - factors beyond the control of the Company. The amount of debt that OSG can manage in some periods may not be appropriate for other periods and OSG’s ability to meet the financial covenants to which it is subject or may be subject in the future may be at risk. Any insufficiency could negatively impact OSG’s business.

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

As of December 31, 2021, OSG had $444.7 million of outstanding indebtedness. This substantial indebtedness and interest expense could have important consequences, including (i) limiting OSG’s ability to use cash flow from operations in other areas of its business, such as for working capital, because a substantial portion of these funds are dedicated to service its debt; (ii) requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments; (iii) limiting OSG’s ability to obtain additional financing; (iv) limiting the Company’s flexibility and ability to capitalize on business opportunities or to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry; (v) increasing OSG’s vulnerability to a downturn and to adverse economic and industry conditions generally; and (vi) limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, to meet its financial covenants, to reduce debt, and/or to obtain alternative financing, could materially and adversely affect OSG’s business, financial condition, results of operations and cash flows.

The Company’s significant operating leases will be reduced or could be replaced on less favorable terms, and a portion of the vessels leased are in layup.

The Company’s fleet includes ten vessels that have been chartered-in under operating leases. The Company did not exercise options to renew the bareboat charters for three of these ten vessels, which will come into effect in December 2022 and will result in a reduced fleet size. The remaining seven leases expire at various points in the future and may not be replaced at all or on as favorable terms. One of the vessels is currently in layup. The bareboat charter hire continues to be due and paid even if the vessel is in layup, with no corresponding revenue. These circumstances could have a material adverse effect on the Company’s future financial position, profitability, and results of operations and cash flow.

18	Overseas Shipholding Group, Inc.

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

The Company has two vessels participating in the MSP which derive a substantial percentage of revenues earned from transporting cargoes reserved for U.S. Flag vessels under MARAD’s cargo preference program, which is set up to be compliant with certain laws and regulations that require shippers to give U.S.-flag vessels a preference to transport any government-impelled ocean borne cargoes. Among the currently available government–impelled cargoes is a contract the Company has with the Government of Israel (“GOI”) to deliver fuel through December 31, 2022, which the GOI funds with grants from the U.S. government. The Company also seeks other government–impelled cargoes to supplement the GOI business; however, there is no assurance the Company will be able to secure such cargoes. If the OSG is unable to retain the GOI business or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the MSP.

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

Changes in demand have affected Time Charter commitments. OSG may not be able to renew Time Charters when they expire or enter into new Time Charters and vessels may be placed in layup.

As a direct result of the impact of the COVID-19 pandemic on OSG’s business, our customers have been reluctant to commit to long-term Time Charters while the markets remain uncertain. OSG’s ability to obtain new charters or renew expiring contracts will depend on the prevailing market conditions. Renewals or new contracts may be at less favorable rates or for shorter duration. There may be a gap in employment between charters or the vessel may only be able to be employed on the spot market, both of which would affect utilization rates and result in increased costs to the Company. When there is no demand for a vessel, there is also a risk of the necessity to layup the vessel, as demonstrated during the course of 2021. These occurrences would adversely affect the Company’s business, financial condition, results of operations and cash flows.

Inability to attract or retain qualified mariners may adversely affect the Company’s business.

The COVID-19 pandemic has affected the market for qualified mariners. Competition from other shipping sectors, such as container shipping, has led to increasing demand for certain mariners and higher wages being offered potentially detracting certain mariners from OSG’s business. During 2021 while some of OSG’s fleet was laid-up, many of our mariners were laid off and may have found alternative employment elsewhere. Our vessels must be manned by qualified mariners that meet the standards of experience set by our customers. If we are unable to attract or retain qualified mariners, we may not be able to provide the services contracted for, which would have a material adverse effect on our business.

The Company derives a substantial portion of its revenue from a limited number of customers and is subject to credit risks, and the loss of, or reduction in business by, any of these customers could materially adversely affect its business, financial condition and results of operations.

The Company’s largest customers account for a significant portion of its revenues. The Company’s top two customers comprised approximately 38.8% of the Company’s revenues during 2021. Changes in the broader market, such as closures of U.S. refining facilities, have occurred that reduce the locations to and from which oil is delivered or refined oil is sourced.

The Company has entered into, and in the future will enter into, various contracts associated with the operation of its vessels. The ability of each of the Company’s customers, lenders, suppliers, and other counterparties to perform their obligations will depend on a number of factors that are beyond the Company’s control and may include general economic conditions; availability of debt or equity financing; the condition of the maritime and offshore industries; the financial condition of the counterparty; charter rates received for specific types of vessels; and volatile expenses in obtaining supplies. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities such as oil. In addition, as we are currently experiencing, in depressed market conditions, the Company’s charterers and customers may no longer need a vessel that had been under charter or contract or may be able to obtain a comparable vessel at lower rates, or adverse financial conditions may inhibit these entities from entering into new commitments with OSG. As a result, the Company’s customers may fail to pay charter hire or attempt to renegotiate charter rates. If the counterparties fail to meet their obligations, the Company could suffer losses on such contracts which would decrease revenues, cash flows and earnings.

These factors could have a material adverse effect on OSG’s revenues, profitability and cash flows, as well as its borrowing ability and financial condition. The loss of, or reduction in business by, any of these customers and refinery locations could materially adversely affect the Company’s business, financial condition and results of operations.

19	Overseas Shipholding Group, Inc.

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

OSG has not experienced any material cyber security violation or occurrence over the last three years, and we invest time, effort and financial resources to secure our systems, networks and communications. However, these activities cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. Any failure of OSG’s or third-party systems could result in interruptions in service, reductions in its revenue and profits, damage to our reputation and brand, or liability for the release of confidential information, and there can be no assurance that any breach or incident will not have a material impact on our operations and financial results.

20	Overseas Shipholding Group, Inc.

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

The Company is a party to collective-bargaining agreements that require contributions to three jointly managed multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Certain of these multiemployer plans are currently underfunded. Significantly underfunded pension plans are required to improve their funding ratios within prescribed intervals based on the level of their under-funding. As a result, OSG’s required contributions to these plans may increase in the future. In addition, a termination of or voluntary withdrawal from or a mass withdrawal of all contributing employers from an underfunded multiemployer pension plan would require OSG to make payments to the plan for our proportionate share of such multiemployer pension plan’s unfunded vested liabilities. See Note 15, “Pension and Other Post Retirement Benefit Plans,” to the Company’s consolidated financial statements set forth in Item 8 for additional information. Requirements to pay increased contributions or withdrawal liabilities could have a material adverse impact on our liquidity and results of operations.

Risks Related to Our Industry

Volatile changes in supply and demand for oil and refined products, charter rates and vessel values, and the factors that influence such changes, could adversely affect the Company’s earnings, liquidity and available cash.

The marine transportation industry is both cyclical and volatile in terms of demand, charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. Aside from the impacts of the COVID-19 pandemic, additional factors influencing the demand for tanker capacity, and impacting our costs and profitability, include: (i) supply and demand for, and availability of energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity; (ii) availability of refining capacity and inventories; (iii) changes in the production levels of crude oil; (iv) increases in the supply of Jones Act vessels without a commensurate increase in demand; (v) global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, and international sanctions, embargoes, import and export restrictions or nationalizations and wars, such as the situation currently occurring with Ukraine and Russia, that create uncertainties in the supply of and demand for oil; (vi) changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks; and (vii) increasing interest globally, from a regulatory and demand viewpoint, in transitioning to carbon neutral energy sources and the development and use of alternative fuels in order to reduce greenhouse gas emissions that impact the fuel we transport as cargo and use in fueling our own vessels (see further the risk factor, below, relating to compliance with regulations).

21	Overseas Shipholding Group, Inc.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, invest in new technologies or equipment, or to retain in service older capacity are influenced by the general state of the marine transportation industry from time to time. Factors influencing the supply of vessel capacity include (i) the number of newbuild deliveries or the conversion of vessels into or out of transporting oil; (ii) the number of vessels removed from service, such as via recycling, scrapping or conversion to storage; and (iii) the availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated.

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

Changes in fuel prices may adversely affect profits.

Fuel is a significant expense in the Company’s shipping operations when vessels are under voyage charter. Accordingly, an increase in the price of fuel may adversely affect the Company’s profitability if these increases cannot be passed onto customers. Moreover, higher fuel prices could reduce the profitability and competitiveness of the Company’s business compared to other forms of transportation. The price and supply of fuel is unpredictable and fluctuates based on events outside the Company’s control.

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

22	Overseas Shipholding Group, Inc.

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

The U.S. government could requisition one or more of the Company’s vessels for title or hire, typically occurring during a period of war or emergency. OSG participates in the Maritime Security Program for such purposes. The U.S. government requisition of one or more of the Company’s vessels could impact the Company’s business, financial condition, results of operations and available cash if the charter rates we receive from the government while on requisition are less than the charter rates that are being replaced, or if the government refuses to pay the requisition charter rate, in which case we would seek recovery through our insurance policies.

23	Overseas Shipholding Group, Inc.

Compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gas gases and ballast water treatment, may adversely affect OSG’s business.

The Company’s operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties, conventions and standards designed to reduce the risk of oil spills and water pollution and to regulate air emissions, including emission of greenhouse gases. These requirements impose significant capital and operating costs on OSG. In the United States, the Company is subject to the oversight of government agencies including the U.S. Coast Guard, the Environmental Protection Agency and the Maritime Administration of the U.S. Department of Transportation. OPA 90 affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. Other significant international conventions to which the United States is signatory are the International Convention for the Prevention of Pollution from Ships (“MARPOL”), the International Convention for the Safety of Life at Sea (“SOLAS”), and the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). Additionally, OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability.

Due to concern over the risk of climate change, a number of countries, including the United States, and international organizations, including the IMO and the European Union, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. Regulations and the reporting mechanisms to measure emissions are evolving as they attempt to standardize the reporting of varying operational factors for many types of vessels and conditions, including such measures as the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”). The adoption of such actions could result in significant financial and operational impacts on the Company’s business and on the global industry, including requiring OSG to install new emission controls, to invest in technologies or equipment to retrofit on our vessels, to acquire allowances or to pay taxes related to its greenhouse gas emissions. See Item 1, “Business - Environmental, Safety and Security Matters.”.

In order to comply with laws and regulations, the Company incurs substantial capital and/or operating expenditures and develops contingency arrangements for potential spills or to reduce and control emissions. The Company is in the process of installing ballast water treatment systems on its vessels at substantial capital cost. Although the Company has performed due diligence in choosing the particular systems, there is no assurance that the technologies chosen will perform as expected or be installed without delays.

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

24	Overseas Shipholding Group, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease two properties that house offices used in the administration of our operations: a property of approximately 18,300 square feet in Tampa, Florida, and a property of approximately 4,000 square feet in Beaverton, Oregon. We also lease 3.2 acres in Tampa, Florida on which two Company-owned buildings aggregating 15,000 square feet sit and a property of approximately 18,600 square feet in Portland, Oregon used to store spares and parts for our vessels.

We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2021, the Company owned or operated an aggregate of 24 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

25	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “OSG.”

On March 4, 2022, there were 116 stockholders of record of the Company’s Class A common stock.

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

Equity Securities

See Note 12, “Capital Stock and Stock Compensation,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for a description of Class A warrants exercised in exchange for Class A common stock, which is incorporated by reference in this Part I, Item 5.

During the year ended December 31, 2021, in connection with the vesting of restricted stock units in February and March, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
February 1, 2021 through February 28, 2021	74,270	$2.19
March 1, 2021 through March 31, 2021	111,189	$2.17
	185,459	$2.18

ITEM 6. RESERVED

26	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2021 and 2020 and its results of operations for the years ended December 31, 2021 and 2020, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

We are a leading provider of energy transportation services, delivering crude oil and petroleum products. Our 24-vessel fleet operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker makes decisions about resource allocations and reviews and measures our results as one line of business with similar regulatory requirements, customers and commodities transported. Our active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates one Marshall Islands flagged MR tanker which trades internationally. Revenues are derived predominantly from time charter agreements, which provide a predictable level of revenues. We derived approximately 29% of our total shipping revenues and 27% of our total TCE revenues in the spot market and COAs for 2021.

The ongoing Coronavirus pandemic has severely impacted global and national economies. During 2020, lockdown orders, business closures and travel restrictions among many other events reduced the demand for many products, including petroleum. 2021 was characterized by the introduction of COVID-19 vaccines, business recovery and two different COVID-19 variants that all impacted overall business conditions. During the second half of 2021, there were increases in refinery operations and end user demand for transportation fuels. Demand is expected to continue to increase in 2022 to levels exceeding pre-pandemic levels. Although there has been an increase in demand, business uncertainty for our customers remains, which has resulted in a reluctance to enter into longer term transportation commitments. Customers currently favor shorter term agreements. We believe that as their visibility and confidence in the future returns there will be a resumption of more typical customer behavior and time charter activity will rebound.

The ongoing pandemic also resulted in the non-renewal of charters for vessels whose time charters ended late in 2020 and early in 2021. In response to this we placed seven vessels in layup for most of 2021. This allows us to reduce the operating costs associated with vessels that are without charter. We saw an increase in demand during the second half of 2021. As a result, two of the seven vessels came out of layup in September 2021 and operated in the spot market. One of these two vessels commenced a 26-month time charter in mid-November 2021. A third vessel came out of layup in December 2021 and operated in the spot market. In January 2022 and late February 2022, two more vessels came out of layup. As of March 1, 2022, we have two vessels remaining in layup.

Immediately prior to this filing, recent geopolitical tensions involving Russia and the Ukraine have disrupted markets and resulted in volatile oil prices. The impact of this situation is uncertain and ongoing.

OPERATIONS AND OIL TANKER MARKETS

Our revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by us and the trades in which those vessels operate. Rates for the transportation of crude oil and refined petroleum products are determined by market forces such as the supply and demand for oil, the distance that cargoes must be transported, and the number of vessels expected to be available at the time cargoes need to be transported. In the Jones Act trades within which the substantial majority of our vessels operate, demand factors for transportation are affected almost exclusively by supply and distribution decisions of oil producers, refiners and distributors based in the United States. Further, the demand for U.S. domestic oil shipments is significantly affected by the state of the U.S. and global economies, the level of imports into the U.S. from OPEC and other foreign producers, oil production in the United States, and the relative price differentials of U.S. produced crude oil and refined petroleum products as compared with comparable products sourced from or destined for foreign markets, including the cost of transportation on international flag vessels to or from those markets. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally through storage, layup, deletions, or conversions. Our revenues are also affected by the mix of charters between spot (voyage charters which include short-term time charters) and long-term (time or bareboat charters).

27	Overseas Shipholding Group, Inc.

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

Despite the foregoing, the ongoing global COVID-19 pandemic continues to weigh on demand and transport pricing dynamics in the global liquid bulk transportation markets. While demand for transportation fuels in the United States has recovered strongly from 2020 lows, weak international markets have contributed to increased imports of both crude oil and refined product into the U.S. when compared with prior periods. Import substitution for domestic supply has dampened demand, especially for conventional Jones Act tankers, and continues to create conditions of business uncertainty for our customers and, accordingly, for our business. Our customers’ reluctance to enter into longer-term transportation commitments has been a continuing condition since the onset of the pandemic. In the face of this soft demand environment, we placed seven vessels in layup. During the second half of 2021, we reactivated three vessels in response to increasing charterer demand. Three tankers and one ATB remained in layup at the end of the fourth quarter of 2021. We have returned two additional vessels to service in January and February 2022. Laying up vessels in times of limited near-term employment opportunities allows us to reduce the costs associated with vessels that are without charter.

While the recovery slope of domestic marine transportation demand levels has been flatter than what had been expected earlier in the 2021 year, we believe that, as our customers’ visibility and confidence in the future returns, the market will tighten and there will be a resumption of more typical customer behavior, and time charter activity will rebound. Timing of the reactivation of vessels remaining in layup is contingent upon increased demand from our domestic customer base. We anticipate that as consumption patterns for transportation fuels globally regains traction, demand for Jones Act tanker domestically should normalize. A normalization of fuel demand patterns consistent with historical levels of consumption is expected to stimulate more marine transportation demand, which in turn should lead to a reactivation of vessels from layup to meet any such increase in demand. The pace and trajectory of demand recovery continues to be influenced by many factors, including progress in resolving the pandemic, both within and outside of the US, and near-term uncertainty will continue to define a wide spectrum of possible vessel reactivation outcomes as we move through the balance of the year.

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

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. The majority of available vessel operating days are covered with medium-term charters or contracts of affreightment. However, medium-term charters may not always be remunerative, nor prove achievable under certain market conditions. As a result, some of our vessels may operate in the spot market, which is more volatile and less predictable. In some cases, where neither time charter nor consistent spot market business is available, layup and removal of vessels from an actively available status is deemed necessary. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

COVID-19 induced demand destruction that started in March 2020 resulted in minimal spot market activity for most of 2021. There has been an increase of spot activity in the fourth quarter of 2021 with 30 spot fixtures versus 18 spot fixtures in the third quarter of 2021. For the 30 spot fixtures, 12 were performed by tankers and the remaining were performed by ATBs.

28	Overseas Shipholding Group, Inc.

Our vessels, excluding vessels in layup, were employed for 93% of available days during 2021, with 342 of a total 5,174 available days (available days excludes 189 days vessels were offhire due to drydock requirements) seeing vessels idle without employment. Two of our tankers, the Overseas Nikiski and the Overseas Key West, exited layup and returned to service in September 2021. Another tanker, the Overseas Anacortes, exited layup and returned to service in December 2021.

Industry-wide, there were no firm Jones Act tank vessel orders as of December 31, 2021.

Delaware Bay lightering volumes averaged 70,000 b/d in 2021 compared with 58,000 b/d in 2020. Refinery demand for crude oil has increased from the low demand levels in 2020 caused by COVID-19. We have contract minimums with our refinery customers that compensate us for barrels not lightered below specified minimum amounts.

On March 12, 2020, our subsidiaries completed the purchase of the Alaskan Explorer, Alaskan Legend and Alaskan Navigator (the “Alaskan tankers”) from BP Oil Shipping Company USA and AP AMI Leasing Inc. (“BP”) and entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The Alaskan Frontier is currently in layup. In connection with these transactions, we also completed the acquisition of the other members’ interests in ATC, making ATC a wholly owned subsidiary of OSG. Operating results of these vessels are included from that date.

RESULTS FROM VESSEL OPERATIONS

During the year ended December 31, 2021, shipping revenues decreased by $59,630, or 14.2% compared to 2020. The decrease was primarily a result of (a) a 1,894-day increase in layup days due to seven vessels in layup for most of 2021, a decision taken in light of the lack of demand due to the economic impact of COVID-19, (b) one less MR tanker in our fleet, Overseas Gulf Coast, which was sold during the second quarter of 2021 and (c) two fewer ATBs, which were sold in May 2020 and August 2020. The decrease was offset by (a) a 204-day decrease in scheduled drydocking, (b) the addition to our fleet of three crude oil tankers, Alaskan tankers, which were purchased in March 2020, and two ATBs, OSG 204 and OSG 205, which were delivered at the end of May 2020 and the beginning of December 2020, respectively, (c) an increase in Delaware Bay lightering volumes and (d) five Military Sealift Command voyages, which were longer international voyages, during 2021 compared to two such voyages during 2020. Two of seven vessels came out of layup in September 2021 and operated in the spot market. One of these two vessels commenced a 26-month time charter in mid-November 2021. A third vessel came out of layup in December 2021 and operated in the spot market.

Reconciliations of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2021	2020
Time charter equivalent revenues	$292,595	$375,879
Add: Voyage expenses	66,467	42,813
Shipping revenues	$359,062	$418,692

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

29	Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2021 and 2020 between spot and fixed earnings and the related revenue days.

	2021		2020
For the years ended December 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$34,985	$65,794	$24,568	$61,411
Revenue days	843	1,856	359	3,889
Non-Jones Act Handysize Product Carriers:
Average rate	$31,017	$10,048	$30,582	$15,213
Revenue days	735	520	699	710
ATBs:
Average rate	$—	$33,849	$16,987	$28,536
Revenue days	—	727	277	291
Lightering:
Average rate	$73,624	$—	$56,003	$61,012
Revenue days	365	—	476	87
Alaska (a):
Average rate	$—	$59,002	$—	$58,742
Revenue days	—	1,018	—	851

(a) Excludes one Alaska vessel currently in layup.

During 2021, TCE revenues decreased by $83,284, or 22.1%, to $292,595 from $375,879 in 2020. The decrease was primarily a result of (a) a 1,894-day increase in layup days due to seven vessels in layup for most of 2021, a decision taken in light of the lack of demand due to the economic impact of COVID-19, (b) one less MR tanker in our fleet, Overseas Gulf Coast, which was sold during the second quarter of 2021 and (c) two fewer ATBs, which were sold in May 2020 and August 2020. The decrease was offset by (a) a 204-day decrease in scheduled drydocking, (b) the addition to our fleet of three crude oil tankers, Alaskan tankers, which were purchased in March 2020, and two ATBs, OSG 204 and OSG 205, which were delivered at the end of May 2020 and the beginning of December 2020, respectively, (c) an increase in Delaware Bay lightering volumes and (d) five voyages for Military Sealift Command, which were longer international voyages, during 2021 compared to two such voyages during 2020. Two of seven vessels came out of layup in September 2021 and operated in the spot market. One of these two vessels commenced a 26-month time charter in mid-November 2021. A third vessel came out of layup in December 2021 and operated in the spot market.

Voyage expenses increased by $23,654, or 55.2%, to $66,467 in 2021 from $42,813 in 2020 primarily a result of an increase in expenses for oil pollution mitigation services for the Alaskan tankers as we acquired the vessels on March 12, 2020. These expenses are passed through to the charterer each month. Additionally, voyage expenses increased due to increases in fuel and port expenses related to more voyage charters performed by our vessels in 2021 compared to 2020. The increase was partially offset by a decrease in freight brokerage fees due to more vessels in layup during 2021 compared to 2020.

Vessel expenses decreased by $19,053, or 11.9%, to $140,413 in 2021 from $159,466 in 2020 primarily due to a decrease in crewing costs. The decrease in crewing costs was due to seven vessels in layup for most of 2021, a decision taken in light of the lack of demand due to the economic impact of COVID-19.

Depreciation expense increased by $3,310, or 5.6%, to $61,823 in 2021 from $58,513 in 2020. The increase primarily resulted from an increase in depreciation expense due to the addition of three crude oil tankers, Alaskan tankers, to our fleet in March 2020 and the addition of our newbuild barges, OSG 204 and OSG 205, which entered service during the end of the second quarter of 2020 and fourth quarter of 2020, respectively, and an increase in amortization of drydock costs.

Two reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,250 for each vessel in 2021 and $5,058 on one vessel and $4,607 on one vessel in 2020.

Under the terms of the program, we expect to receive up to $5,300 for each vessel in 2022. We do not receive a stipend for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

30	Overseas Shipholding Group, Inc.

BAD DEBT RECOVERY

Bad debt recovery was $1,080 in 2021 compared to $0 in 2020. In June 2019, one of our lightering customers, Philadelphia Energy Solutions LLC (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. In July 2019, PES filed a Chapter 11 bankruptcy petition. At the end of the second quarter of 2019, we established a loss provision of $4,300 related to $4,300 in outstanding receivables from PES. In May 2020, the PES bankruptcy process resulted in the sale of the refinery complex, which was permanently closed. During the fourth quarter of 2021, our recovery became determinable and we recognized a recovery of $1,080. The $1,080 payment was received by us in February 2022.

GENERAL AND ADMINISTRATIVE EXPENSES

During 2021, general and administrative expenses decreased by $2,772, or 10.3%, to $24,097 from $26,869 in 2020. The decrease was primarily driven by lower compensation and benefits costs and lower consulting and accounting fees.

LOSS ON DISPOSAL OF VESSELS AND OTHER PROPERTY, INCLUDING IMPAIRMENTS, NET

Loss on disposal of vessels and other property, including impairments, net was $6,276 in 2021 compared to $982 in 2020. The increase primarily was a result of the sale of the Overseas Gulf Coast during the second quarter of 2021 for $32,128, net of broker commissions and other fees, resulting in a loss, and an impairment charge of $1,000 recorded on two of the Company’s leased vessels. During 2020, losses were recognized due to the sale of two ATBs.

GAIN ON TERMINATION OF PRE-EXISTING ARRANGEMENT

Gain on termination of pre-existing arrangement was $0 for 2021 compared to $19,172 in 2020. The decrease was due to our acquisition of ATC on March 12, 2020. Our pre-existing ATC arrangements with a minimum term through December 2023 were terminated at the time of acquisition and a non-cash gain equal to the value of the remaining arrangement of $19,172 was recognized.

LOSS ON EXTINGUISHMENT OF DEBT, NET

Loss on extinguishment of debt, net was $8,031 in 2021 compared to $793 in 2020. The increase was due to a $5,295 write-off of unamortized deferred financing costs and $2,736 of prepayment fees related to the pay off of our term loans, due 2023 and 2026, a prepayment made on our Alaska tankers term loan, due 2025, during the third quarter of 2021, and a prepayment made on our OSG 204 LLC term loan, due 2025, during the fourth quarter of 2021. During 2020, losses were recognized due to a write-off of unamortized deferred financing costs related to mandatory prepayments on our term loan, due 2023, as a result of the sale of two of our ATBs.

INTEREST EXPENSE

Interest expense increased $5,158, or 21.4%, to $29,203 in 2021 from $24,045 in 2020. The increase in interest expense was primarily related to the addition of the OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, in the fourth quarter of 2020 and less interest capitalized during 2021 compared to 2020. The increase was offset by a decrease due to the pay off of the term loan on the Overseas Gulf Coast during the third quarter of 2020.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2021 and 2020 were 28.1% and 17.1%, respectively. The tonnage tax exclusion created a change in the tax rate in 2021 over 2020 due to the change from net income in 2020 to a net loss in 2021. The effective rate also changed as a result of a smaller change in the state related uncertain tax positions.

As of December 31, 2021, we had U.S. federal net operating loss carryforwards of $243,547 that are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034.

31	Overseas Shipholding Group, Inc.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital from continuing operations at December 31, 2021 was approximately $(67,000) compared with approximately $(93,000) at December 31, 2020. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $37,000 at December 31, 2021 compared to $1,700 at December 31, 2020. The increase in working capital was primarily due to (a) an increase in cash and cash equivalents from proceeds received on the term loan, due 2028, we entered into on September 29, 2021 as discussed below, (b) a decrease in current installments of long-term debt due to the replacement and pay off of our term loan, due 2023, and term loan, due 2026, with the term loan, due 2028, which reduced our principal payments and (c) an increase in receivables related to the timing of collection from our customers at December 31, 2021 compared to December 31, 2020.

As of December 31, 2021, we had total liquidity on a consolidated basis comprised principally of $83,172 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be creditworthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of December 31, 2021 and 2020 was related to requirements under the Unsecured Senior Notes.

As of December 31, 2021, we had total debt outstanding (net of deferred financing costs) of $444,740 and a total debt to total capitalization of 56.7%, compared to $429,120 and 53.0%, respectively, at December 31, 2020.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash used in operating activities in the year ended December 31, 2021 was $11,832. In addition to operating cash flows, our other current potential sources of funds are additional borrowings, proceeds from the opportunistic sales of our vessels and proceeds from additional issuances of equity securities. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

During the first quarter of 2021 we received a firm offer for the sale of the Overseas Gulf Coast. Based on the negotiated sale terms, we recorded a loss of $5,446 on the planned disposition of this tanker. In April 2021, we entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale of the vessel was completed in June 2021 for $32,128, net of broker commissions and other fees, resulting in an immaterial gain recognized during the second quarter of 2021, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

On September 29, 2021, certain subsidiaries (the “Borrowers”) of the Company entered into a seven-year, $325,000 term loan credit facility with Stonebriar Commercial Finance (“Stonebriar $325,000 loan”). Proceeds were used to pay off the Company’s term loan, due 2023, with The Prudential Insurance Company of America, as administrative agent, and certain other lenders, and the Company’s term loan, due 2026, with Wintrust Commercial Finance, for $237,983 and $20,298, respectively. Additionally, the Company used proceeds to make a prepayment of $16,000, to partially refinance a term loan with Banc of America Leasing & Capital, LLC, the Company’s Alaska tankers term loan, due 2025. The remaining proceeds will be used for general working capital purposes. The Company recognized an aggregate net loss of $7,961 on these transactions, which reflects a write-off of unamortized deferred financing costs and prepayment fees. The new term loan bears interest at a rate of 7.75% and matures on October 1, 2028. The performance of the Borrowers’ obligations under the term loan is guaranteed by the Company and certain other subsidiaries and are secured by the Borrowers’ assets, including five tankers, three tugs, and two barges, and by the Company’s equity interests in certain of its subsidiaries.

32	Overseas Shipholding Group, Inc.

The Company also completed amendments to the loans on the OSG 205 and OSG Courageous, Overseas Sun Coast and the Alaskan Explorer and Alaskan Navigator conforming the covenants with the Stonebriar $325,000 loan.

In November 2020, two of the Company’s subsidiaries, OSG 205 LLC and OSG Courageous II LLC, entered into a construction loan in the original principal amount of $49,150 of which $46,711 was drawn down to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge, OSG 205, and to refinance the tug to which the barge was paired, the OSG Courageous. The Company made a prepayment of $15,811, which included accrued interest on its term loan, due 2023. On December 3, 2020, upon completion and delivery of the OSG 205, the remainder of the construction loan was drawn down and the construction loan was converted to a term loan. The term loan had a fixed rate of interest of 6.37%. In March 2021, the Company obtained an amendment for certain financial covenants of the term loan. In connection with the amendment, the interest rate was updated to a fixed interest rate of 6.87% until the end of the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate returns to a fixed interest rate of 6.37%. The loan is guaranteed by the Company and has a seven-year term maturing on December 1, 2027. The lenders hold a perfected first priority security interest and preferred ship mortgage against the barge and tug.

In June 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a loan with Wintrust Commercial Finance in the aggregate original principal amount of $32,933 to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge. The loan had a fixed interest rate of 5.00%. On November 5, 2021, the Company amended the loan to align the term loan’s financial covenants with the Company’s new term loan with Stonebriar. In connection with the amendment, the Company made a prepayment of $3,000 on the outstanding balance of the loan and the loan’s interest rate was updated to a fixed interest rate of 5.75%. The loan is guaranteed by the Company and has a five-year term maturing on June 1, 2025. The lender holds a perfected first priority security interest and preferred ship mortgage against the vessel.

On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in the aggregate original principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan tankers. The loan is secured by first preferred ship mortgages on the vessels. On September 29, 2021, the Company made a prepayment of $16,000 to release the Alaskan Legend as security. The term loan is secured by first preferred ship mortgages on the Alaskan Explorer and Alaskan Navigator. The loan bears a fixed rate of interest of 4.43% and has a maturity date of March 12, 2025.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act trades within which the majority of our vessels operate, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. The emergence of demand for domestic crude oil and renewable fuels transportation has in recent years added a new dimension to understanding traditional Jones Act trades. Balancing time charter coverage with spot market exposure in an uncertain demand environment is a persistent challenge, and considerations about the appropriate amount of capacity to remain active in the spot market are a regular management discussion point. Over the longer term, we consider the “normalized” market in which our vessels trade to be one that should be characterized by stable, longer term chartering relationships with our customer base. Notwithstanding this belief, during periods of surplus of available capacity, as was evident in recent years, low charter rates make medium term charters unattractive or simply unavailable. In such market environments, we have considered the cost of acquiring cash flow visibility by committing vessels to charter contracts at sustained loss-making rates as being too high when measured against what we believed to be an asymmetrical upside potential of being positioned to benefit from a recovery in rates. As time charters expire, it is possible that such time charters will not renew and, even if they do, they may not renew on comparable terms. Increased exposure to spot markets has been, and in the future will likely continue to be a consequence of such thinking. Conversely, as supply and demand move more consistently into balance, and time charters become more available at remunerative rates, an increase in both the number and duration of period charters entered into with our customers can be expected.

Earnings volatility which accompanies spot market exposure has important implications for liquidity management. The retention of relatively high cash balances and efforts to reduce overall levels of debt and operating and administrative costs should be understood as a necessary response to heightened uncertainty. In recent years, we have witnessed a strong trend towards rebalance of supply, as tightening age restrictions imposed by our core customer base has progressively limited the acceptability for use in service of vessels exceeding 20 years of age. A notable decline in the number of available trading vessels has occurred. Further, we have seen demand for domestic crude oil transportation act as an important swing factor in affecting a healthy balance between available vessel supply and overall domestic transportation demand. This recent positive trend has been interrupted by the onset of the COVID-19 pandemic which caused a dramatic drop in domestic and international transportation fuels demand. Changing mobility patterns arising out of stay-at-home and restricted travel policies impacted the refining and distribution industry acutely. The short-term need for marine assets to move fuels in a constrained demand environment was equally affected. These developments resulted in increased volatility and decreased forward visibility of our future earnings, given the uncertainty surrounding the timing and the extent of a future recovery of normalized demand. Notwithstanding these immediately evident uncertainties, the market transition that has seen a rebalancing of supply in the period prior to the onset of the COVID-19 pandemic offers cause for optimism that a return to a market offering an increase in both the number and the duration of time charter contracts for our vessels is foreseeable. Further, the emergence of new demand for transporting renewable fuels, and the prospects for growth in this demand in the years ahead, has introduced a new variable into the equation for determining the balance between future supply and demand. A return to normalized levels of demand in domestic refined product trades, coupled with increased renewable fuels transport activity, should each of these occur, would largely restore the market conditions which we consider to be supportive of our long-term business objectives.

During the third quarter of 2021, we refinanced certain of our debt, including our previously outstanding term loan due in 2023, with a new term loan due in 2028. The refinancing reduced our cash debt service requirements; lengthened the maturity profile of our loans by repaying loans with maturities in 2023 and 2026; and reducing the remaining balance of the Alaska tanker loan due in 2025; and provided additional cash to the Company. Capital investment requirements of our vessels is expected to decrease by approximately $6,000 in 2022 compared to 2021 levels. We believe that these items, coupled with improving operating results, will provide adequate resources to meet our needs.

33	Overseas Shipholding Group, Inc.

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

34	Overseas Shipholding Group, Inc.

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

CRITICAL ACCOUNTING ESTIMATES

Acquisition of Alaska Tanker Company, LLC and related transactions

In connection with the Company’s acquisition of three vessels and remaining equity ownership interest in ATC in 2020, the Company accounted for these transactions collectively as an asset acquisition, with substantially all the cost of the acquisition attributed to the three vessels purchased from BP. The accounting for these transactions as an asset acquisition required the Company to estimate the fair value of the acquired vessels and related long term charter arrangements for determining whether the acquired assets were concentrated in a single asset. In doing so, the Company considered various assumptions including estimated salvage value of vessels, insured values of vessels, loan-to-value ratios and gross margin assumptions compared to similar existing arrangements. The Company also considered these estimates when allocating the purchase price to the acquired assets. See Note 6, “Investment in Alaska Tanker Company, LLC,” for further discussion on the Company’s acquisition of ATC.

35	Overseas Shipholding Group, Inc.

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

In determining the benefit obligations at the end of the year measurement date, the Company continues to use the equivalent single weighted-average discount rate, rounded to the nearest 5 basis points, that best matches projected benefit payments. See Note 15, “Pension and Other Postretirement Benefit Plans,” for further discussion on the Company’s pension plans.

Vessel Impairment, Including Right-of-Use Assets

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuilds. Historically, both charter rates and vessel values tend to be cyclical. Management evaluates the carrying amounts of vessels held and used by the Company for impairment only when it determines that it will sell a vessel or when events or changes in circumstances occur that cause management to believe that future cash flows for any individual vessel may be less than its carrying value. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level as separately identifiable cash flow information for each vessel is available.

36	Overseas Shipholding Group, Inc.

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

Estimated outflows for operating expenses and drydocking requirements are based on historical and budgeted costs and are adjusted for assumed inflation. Utilization is based on historical levels achieved and anticipated future demand. Estimates of a residual value are consistent with the pattern of recycling rates used in management’s evaluation of salvage value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable due to our status as a smaller reporting company.

37	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

38	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$83,172	$69,697
Restricted cash	37	49
Voyage receivables, including unbilled of $3,777 and $6,740, net of reserve for doubtful accounts	14,586	13,123
Income tax recoverable	1,882	387
Other receivables	5,816	1,817
Prepaid expenses	543	1,310
Inventories and other current assets	2,895	2,293
Total Current Assets	108,931	88,676
Vessels and other property, less accumulated depreciation and amortization	761,777	832,174
Deferred drydock expenditures, net	43,342	43,134
Total Vessels, Deferred Drydock and Other Property	805,119	875,308
Restricted cash	44	73
Intangible assets, less accumulated amortization	22,617	27,217
Operating lease right-of-use assets	152,027	215,817
Other assets	26,991	24,646
Total Assets	$1,115,729	$1,231,737

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,901	$48,089
Current installments of long-term debt	22,225	38,922
Current portion of operating lease liabilities	100,010	90,613
Current portion of finance lease liabilities	4,000	4,000
Total Current Liabilities	176,136	181,624
Reserve for uncertain tax positions	179	189
Long-term debt, net	422,515	390,198
Deferred income taxes, net	63,744	80,992
Noncurrent operating lease liabilities	73,150	147,154
Noncurrent finance lease liabilities	18,998	21,360
Other liabilities	22,393	30,409
Total Liabilities	777,115	851,926

Commitments and contingencies (Note 17)

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 87,170,463 and 86,365,422 shares issued and outstanding)	872	864
Paid-in additional capital	594,386	592,564
Accumulated deficit	(259,587)	(213,335)
	335,671	380,093
Accumulated other comprehensive income/(loss)	2,943	(282)
Total Equity	338,614	379,811
Total Liabilities and Equity	$1,115,729	$1,231,737

See notes to consolidated financial statements

39	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2021	2020
Shipping Revenues:
Time charter revenues	$254,744	$344,512
Voyage charter revenues	104,318	74,180
	359,062	418,692
Operating Expenses:
Voyage expenses	66,467	42,813
Vessel expenses	140,413	159,466
Charter hire expenses	90,166	90,608
Depreciation and amortization	61,823	58,513
Bad debt recovery	(1,080)	—
General and administrative	24,097	26,869
Loss on disposal of vessels and other property, including impairments, net	6,276	982
Total operating expenses	388,162	379,251
(Loss)/income from vessel operations	(29,100)	39,441
Gain on termination of pre-existing arrangement	—	19,172
Operating(loss)/income	(29,100)	58,613
Loss on extinguishment of debt, net	(8,031)	(793)
Other income, net	1,985	2,414
(Loss)/income before interest expense and income taxes	(35,146)	60,234
Interest expense, net	(29,203)	(24,045)
(Loss)/income before income taxes	(64,349)	36,189
Income tax benefit/(expense)	18,097	(6,185)
Net (loss)/income	$(46,252)	$30,004

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	90,587,454	89,794,392
Diluted - Class A	90,587,454	90,838,262
Per Share Amounts:
Basic and diluted net (loss)/income - Class A	$(0.51)	$0.33

See notes to consolidated financial statements

40	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2021	2020
Net (loss)/income	$(46,252)	$30,004
Other comprehensive (loss)/income, net of taxes:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(554)	4,595
Net change in unrecognized actuarial gain	3,779	1,532
Other comprehensive income	3,225	6,127
Comprehensive (loss)/income	$(43,027)	$36,131

See notes to consolidated financial statements

41	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss)/income	$(46,252)	$30,004
Items included in net income not affecting cash flows:
Depreciation and amortization	61,823	58,513
Bad debt recovery	(1,080)	—
Gain on termination of pre-existing arrangement	—	(19,172)
Amortization of debt discount and other deferred financing costs	2,099	2,286
Compensation relating to restricted stock, stock unit and stock option grants	2,232	2,333
Deferred income tax (benefit)/expense	(18,236)	6,298
Interest on finance lease liabilities	1,799	1,973
Non-cash operating lease expense	90,863	91,696
Distributed earnings of affiliated companies	—	3,562
Items included in net income related to investing and financing activities:
Loss on extinguishment and prepayments of debt, net	5,295	793
Loss on disposal of vessels and other property, including impairments, net	6,276	982
Payments for drydocking	(19,037)	(30,732)
Changes in operating assets and liabilities:
Operating lease liabilities	(92,634)	(92,753)
Increase in receivables	(384)	(3,876)
(Decrease)/increase in income tax receivable	(1,495)	6,133
Increase/(decrease) in deferred revenue	9,666	(2,903)
Net change in other operating assets and liabilities	(12,767)	(2,469)
Net cash (used in)/provided by operating activities	(11,832)	52,668
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(16,973)
Expenditures for vessels and vessel improvements	(7,793)	(62,586)
Proceeds from disposal of vessels and other property	32,128	1,407
Net cash provided by/(used in) investing activities	24,335	(78,152)
Cash Flows from Financing Activities:
Extinguishment of debt and prepayments	(277,520)	(41,021)
Issuance of debt, net of issuance and deferred financing costs	321,531	143,949
Payments on debt	(33,316)	(44,933)
Tax withholding on share-based awards	(402)	(197)
Payments on principal portion of finance lease liabilities	(4,161)	(4,172)
Extinguishment of debt costs paid	(2,736)	—
Deferred financing costs paid for debt amendments	(2,465)	—
Net cash provided by financing activities	931	53,626
Net increase in cash, cash equivalents and restricted cash	13,434	28,142
Cash, cash equivalents and restricted cash at beginning of year	69,819	41,677
Cash, cash equivalents and restricted cash at end of year	$83,253	$69,819

See notes to consolidated financial statements

42	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at December 31, 2019	$857	$590,436	$(243,339)	$(6,409)	$341,545
Net income	—	—	30,004	—	30,004
Other comprehensive income, net of taxes	—	—	—	6,127	6,127
Issuance and vesting of restricted stock awards	8	(8)	—	—	—
Taxes withheld and forfeitures of restricted stock awards	(1)	(197)	—	—	(198)
Compensation related to Class A options granted	—	11	—	—	11
Compensation related to Class A restricted stock awards	—	2,322	—	—	2,322
Balance at December 31, 2020	864	592,564	(213,335)	(282)	379,811
Net loss	—	—	(46,252)	—	(46,252)
Other comprehensive income, net of taxes	—	—	—	3,225	3,225
Issuance and vesting of restricted stock awards	8	(8)	—	—	—
Taxes withheld and forfeitures of restricted stock awards	—	(402)	—	—	(402)
Compensation related to Class A restricted stock awards	—	2,232	—	—	2,232
Balance at December 31, 2021	$872	$594,386	$(259,587)	$2,943	$338,614

See notes to consolidated financial statements

43	Overseas Shipholding Group, Inc.

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

Recent geopolitical tensions involving Russia and the Ukraine have disrupted markets and resulted in volatile oil prices. The impact of this situation is uncertain and ongoing.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. Restricted cash as of December 31, 2021 and 2020 was related to the Company’s Unsecured Senior Notes as defined in Note 8, “Debt”.

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

Interest costs are capitalized to vessels and other property during the period that vessels are under construction and projects are in progress. During the years ended December 31, 2021 and 2020, interest costs capitalized were $1,427 and $3,717, respectively.

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

3. Impairment of long-lived assets, including right-of-use assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment tests performed on our vessels during the two years ended December 31, 2021.

44	Overseas Shipholding Group, Inc.

4. Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company’s intangible assets at December 31, 2021.

5. Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on an effective interest method over the life of the related debt.

Unamortized deferred financing charges of $5,542 and $6,998 relating to the Company’s term loans are netted against long-term debt in the consolidated balance sheets as of December 31, 2021 and 2020, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $2,099 in 2021 and $2,286 in 2020.

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

The Company receives a stipend pursuant to the Maritime Security Act of 1996 for the two U.S. Flag Product Carriers which participate in the U.S. MSP program. This stipend has been recorded as an offset to vessel expenses which amounted to $10,500 in 2021 and $9,665 in 2020.

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

8. Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected on the consolidated balance sheets as of December 31, 2021 and 2020 are net of a reserve for doubtful accounts of $150 and $4,604, respectively. In June 2019, one of the Company’s lightering customers, PES, suffered an explosion and fire at their refinery in the Delaware Bay. In July 2019, PES filed a Chapter 11 bankruptcy petition. The reserve for doubtful accounts at December 31, 2020 included a provision of $4,300 on outstanding receivables of $4,300 from PES that we established in the second quarter of 2019. During the fourth quarter of 2021, our recovery became determinable and we recognized a recovery of $1,080. The $1,080 payment was received by us in February 2022.

During the years ended December 31, 2021 and 2020, the Company had two and three individual customers, respectively, who accounted for 10% or more of the Company’s revenues. The customers and their related percentages were Hilcorp North Slope LLC (28.2%) and BP Products North America Inc. (10.6%) for the year ended December 31, 2021 and Monroe Energy LLC (12.6%), BP Exploration Alaska Inc. (11.4%) and SeaRiver Maritime Inc. (10.1%) for the year ended December 31, 2020.

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

45	Overseas Shipholding Group, Inc.

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

13. Acquisition of Alaska Tanker Company, LLC and related transactions - In connection with the Company’s acquisition of three vessels and remaining equity ownership interest in ATC, the Company accounted for these transactions collectively as an asset acquisition, with substantially all the cost of the acquisition attributed to the three vessels purchased from BP. The accounting for these transactions as an asset acquisition required the Company to estimate the fair value of the acquired vessels and related long term charter arrangements for determining whether the acquired assets were concentrated in a single asset. In doing so, the Company considered various assumptions including estimated salvage value of vessels, insured values of vessels, loan-to-value ratios and gross margin assumptions compared to similar existing arrangements. The Company also considered these estimates when allocating the purchase price to the acquired assets. See Note 6, “Investment in Alaska Tanker Company, LLC,” for further discussion on the Company’s acquisition of ATC during 2020.

14. Recently adopted accounting standards - In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which contains amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section so that disclosure is not missed. The standard also clarifies various guidance so that an entity can apply the guidance more consistently. The new guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have an impact to the Company’s condensed consolidated financial statements.

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

46	Overseas Shipholding Group, Inc.

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

Class A

As of December 31, 2021, there were 3,371,177 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of December 31, 2020, there were 2,605,263 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

47	Overseas Shipholding Group, Inc.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2021	2020
Net (loss)/income	$(46,252)	$30,004

Weighted average common shares outstanding:
Class A common stock - basic	90,587,454	89,794,392
Class A common stock - diluted	90,587,454	90,838,262

There were 1,043,870 dilutive equity awards outstanding for the year ended December 31, 2020. For the year ended December 31, 2021, awards of 2,017,810, which related to restricted stock units and stock options, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the period. Awards of 371,893, which are related to stock options, for the year ended December 31, 2020 were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive.

NOTE 4 — REVENUE RECOGNITION

Shipping Revenues

Time Charter Revenues

The Company enters into time charter contracts under which a customer pays a fixed daily or monthly rate for a fixed period of time for use of a vessel. The Company recognizes revenues from time charters as operating leases ratably over the noncancellable contract term. Customers generally pay voyage expenses such as fuel, canal tolls and port charges. The Company also provides the charterer with services such as technical management expenses and crew costs. While there are lease and non-lease components related to time charter contracts, the predominant component of the contract is the charterer’s lease of the vessel. The non-lease components of the contract have the same timing and pattern of transfer as the underlying lease component; therefore, the Company applies the practical expedient of combining lease and non-lease components and recognizes revenue related to this service ratably over the life of the contract term.

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

48	Overseas Shipholding Group, Inc.

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

COAs provide the charterer with the opportunity to purchase additional transportation services above the minimum. If this is not considered a material right, the Company recognizes revenue related to the additional services at the contractual rate as the product is transferred over time. If the additional transportation service is considered a material right, the Company allocates the transaction price to the material right. As a result, the Company may recognize revenue related to COAs at an amount different from the invoiced amount if the Company’s estimated volume to be transported under the contract exceeds the contractual minimum.

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

At December 31, 2021, the Company did not have deferred revenue related to the Company’s COAs.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Time and bareboat charter revenues	$254,744	$344,512
Voyage charter revenues (1)	57,946	29,752
Contracts of affreightment revenues	46,372	44,428
Total shipping revenues	$359,062	$418,692

(1)	Voyage charter revenues include approximately $14,843 and $15,466 of revenue related to short-term time charter contracts for the years ended December 31, 2021 and 2020, respectively.

Voyage Receivables

As of December 31, 2021 and December 31, 2020, contract balances from contracts with customers consisted of voyage receivables of $8,227 and $9,351, respectively, net of reserve of $150 and $4,604, respectively, for doubtful accounts for voyage charters and lightering contracts. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customers based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

49	Overseas Shipholding Group, Inc.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and contracts of affreightment, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At December 31, 2021, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, the Company expects to recognize revenue of approximately $27,402 in 2022 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

NOTE 5 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2021	2020
Vessels, at cost	$1,066,327	$1,099,187
Accumulated depreciation	(345,531)	(308,449)
Vessels, net	720,796	790,738

Construction in progress	19,799	17,238

Finance lease right-of-use asset, at cost (Note 14)	26,940	26,940
Accumulated amortization (Note 14)	(5,906)	(2,957)
Finance lease right-of use asset, net (Note 14)	21,034	23,983

Other property, at cost	5,578	5,552
Transfers from construction in progress	—	25
Accumulated depreciation and amortization	(5,430)	(5,362)
Other property, net	148	215

Total vessels and other property	$761,777	$832,174

During the first quarter of 2021, the Company received a firm offer for the sale of the Overseas Gulf Coast. Based on the negotiated sale terms, the Company recorded a loss of $5,446 on the planned disposition of this tanker. In April 2021, the Company entered into a contract to sell the vessel for $31,850, net of broker commissions. The sale of the vessel was completed in June 2021 for $32,128, net of broker commissions and other fees, resulting in an immaterial gain recognized during the second quarter of 2021, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

During the first and second quarters of 2020, the Company established terms to sell for scrap the OSG 243, OSG Independence and the OSG 244. Based on the negotiated sale terms, the Company recorded losses, which were not material and included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

The Company took delivery of two 204,000-barrel capacity oil and chemical tank barges in 2020, one in May and the other in December. The barges, named the OSG 205 and OSG 204, have been paired with existing tugs within the Company’s fleet, the OSG Courageous and OSG Endurance. The ATB units operate in the Jones Act trade.

50	Overseas Shipholding Group, Inc.

In May 2020 and August 2020, the Company sold two of its ATBs for $1,407, net of broker commissions. As a result of the sales, the Company recognized losses, which were not material and are included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

On March 12, 2020, subsidiaries of OSG, as the Parent Company, completed the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator, from BP for total consideration of $54,000 and entered into a bareboat charter with BP for a fourth vessel, the Alaskan Frontier. The vessels purchased continue to be operated by ATC under time charters with Hilcorp North Slope, LLC (formerly BP Exploration (Alaska), Inc.), with firm charter periods lasting until October 2022, March 2025 and August 2026. Each charter also provides for five one-year extension options.

At December 31, 2021, the Company’s owned vessel fleet with a weighted average age of 13.5 years, consisted of five Handysize Product Carriers, three crude oil tankers, two lightering ATBs and two ATBs. These vessels were pledged as collateral under term loan agreements and have an aggregate carrying value of $714,306.

Vessel activity, excluding construction in progress, for the two years ended December 31, 2021 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2019	$919,212	$(274,900)	$644,312
Transfers from construction in progress	111,685	—
Additions	74,076	—
Depreciation	—	(37,339)
Disposals	(5,786)	3,790
Balance at December 31, 2020	1,099,187	(308,449)	790,738
Transfers from construction in progress	6,836	—
Depreciation	—	(39,398)
Disposals	(39,696)	2,316
Balance at December 31, 2021	$1,066,327	$(345,531)	$720,796

The total of vessel additions can be different from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made. For the years ended December 31, 2021 and 2020, the Company had approximately $1,341 and $1,820 of non-cash investing activities for the accrual of capital expenditures related to the Company’s vessels.

Drydocking activity for the two years ended December 31, 2021 is summarized as follows:

	2021	2020
Balance at January 1	$43,134	$23,734
Additions	15,017	33,398
Drydock amortization	(14,809)	(13,998)
Balance at December 31	$43,342	$43,134

NOTE 6 — INVESTMENT IN ALASKA TANKER COMPANY, LLC

In December 2019, the Company entered into an agreement with BP to purchase three U.S.-flagged crude oil carrier vessels (Alaskan Explorer, Alaskan Legend and Alaskan Navigator) for total cash consideration of $54,000. In March 2020, the purchase of the vessels was financed by borrowing $54,000 under a five-year term loan as discussed in Note 8, “Debt”.

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

As part of the acquisition of ATC on March 12, 2020, the Company assumed liabilities of $9,898 related to a pension and postretirement plan and $8,812 related to a deferred compensation plan. See Note 15, “Pension, Other Postretirement Benefit Plans and Benefit Liabilities” for further discussion on these plans.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets activity for the two years ended December 31, 2021 is summarized as follows:

Total
Balance at December 31, 2019	$31,817
Amortization	(4,600)
Balance at December 31, 2020	27,217
Amortization	(4,600)
Balance at December 31, 2021	$22,617

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company’s intangible assets at December 31, 2021 and 2020 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2021 and 2020. The unamortized balance of the Company’s intangible assets at December 31, 2021 will be recognized over the remaining useful life, which is five years. Amortization of intangible assets for the five years subsequent to December 31, 2021 is expected to approximate $4,600 per year.

NOTE 8 — DEBT

Debt consists of the following:

	December 31,
	2021	2020
Term loan, due 2024, net of unamortized deferred costs of $398 and $426	$21,633	$22,972
Alaska tankers term loan, due 2025, net of unamortized deferred costs of $421 and $623	30,236	50,360
OSG 204 LLC term loan, due 2025, net of unamortized deferred costs of $646 and $636	26,231	31,283
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net of unamortized deferred costs of $734 and $564	46,380	48,586
Unsecured senior notes, net of unamortized deferred costs	390	691
Term loan, due 2028, net of unamortized deferred costs of $3,343	319,870	—
Term loan, due 2023, net of unamortized deferred costs of $4,676	—	252,057
Term loan, due 2026, net of unamortized deferred costs of $73	—	23,171
Total debt	444,740	429,120
Less current installments of long-term debt	(22,225)	(38,922)
Total long-term debt	$422,515	$390,198

The weighted average interest rate for debt outstanding at December 31, 2021 and 2020 was 7.20% and 5.21%, respectively.

52	Overseas Shipholding Group, Inc.

Term Loans

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

Term loan, due 2028 - On September 29, 2021, certain subsidiaries (the “Borrowers”) of the Company entered into a seven-year, $325,000 term loan credit facility with Stonebriar Commercial Finance. Proceeds were used to pay off the Company’s term loan, due 2023, with The Prudential Insurance Company of America, as administrative agent, and certain other lenders, and the Company’s term loan, due 2026, with Wintrust Commercial Finance, for $237,983 and $20,298, respectively. Additionally, the Company used proceeds to make a prepayment of $16,000, to partially prepay a term loan with Banc of America Leasing & Capital, LLC, the Company’s Alaska tankers term loan, due 2025. The remaining proceeds will be used for general working capital purposes. The Company recognized an aggregate net loss of $7,961 on these transactions, which reflects a write-off of unamortized deferred financing costs and prepayment fees. The new term loan bears interest at a rate of 7.75% and matures on October 1, 2028. The performance of the Borrowers’ obligations under the term loan is guaranteed by the Company and certain other subsidiaries and are secured by the Borrowers’ assets, including five tankers, three tugs, and two barges, and by the Company’s equity interests in certain of its subsidiaries.

OSG 205 LLC and OSG Courageous II LLC term loan, due 2027 - In November 2020, two of the Company’s subsidiaries, OSG 205 LLC and OSG Courageous II LLC, entered into a construction loan in the original principal amount of $49,150 of which $46,711 was drawn down to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge, OSG 205, and to refinance the tug to which the barge is being paired, the OSG Courageous. The Company made a prepayment of $15,811, which included accrued interest on its term loan, due 2023. The aggregate net loss realized on this transaction, which was not material, reflects a write-off of unamortized original issue discount and deferred financing costs associated with the principal reduction and is included in loss on extinguishment of debt, net on the consolidated statements of operations for the year ended December 31, 2020. On December 3, 2020, upon completion and delivery of the OSG 205, the remainder of the construction loan was drawn down and the construction loan was converted to a term loan. The term loan had a fixed rate of interest of 6.37%. In March 2021, the Company obtained an amendment for certain financial covenants of the term loan. In connection with the amendment, the interest rate was updated to a fixed interest rate of 6.87% until the end of the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate returns to a fixed interest rate of 6.37%. The loan is guaranteed by the Company and has a seven-year term maturing on December 1, 2027. The lenders hold a perfected first priority security interest and preferred ship mortgage against the barge and tug. In November 2021, the Company completed an amendment on the term loan to conform the covenants with the Stonebriar $325,000 loan.

OSG 204 LLC term loan, due 2025 - In June 2020, one of the Company’s subsidiaries, OSG 204 LLC, entered into a loan with Wintrust Commercial Finance in the aggregate original principal amount of $32,933 to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge. The loan had a fixed interest rate of 5.00%. On November 5, 2021, the Company amended the loan to conform the covenants with the Stonebriar $325,000 loan. In connection with the amendment, the Company made a prepayment of $3,000 on the outstanding balance of the loan and the loan’s interest rate was updated to a fixed interest rate of 5.75%. The loan is guaranteed by the Company and has a five-year term maturing on June 1, 2025. The lender holds a perfected first priority security interest and preferred ship mortgage against the vessel.

Alaska tankers term loan, due 2025 - On March 12, 2020, the Company entered into a loan with Banc of America Leasing & Capital, LLC and other syndicate lenders in the aggregate original principal amount of $54,000 to finance the purchase of three U.S.-flagged crude oil carrier vessels, the Alaskan Explorer, Alaskan Legend, and Alaskan Navigator. The loan is secured by first preferred ship mortgages on the vessels. On September 29, 2021, the Company made a prepayment of $16,000 to release the Alaskan Legend as security. The loan bears a fixed rate of interest of 4.43% and has a maturity date of March 12, 2025. In November 2021, the Company completed an amendment on the term loan to conform the covenants with the Stonebriar $325,000 loan.

Term loan, due 2024 - In August 2019, two of the Company’s subsidiaries entered into term loans in an aggregate principal amount of $50,000 with a five-year term maturing on September 30, 2024 to finance the Overseas Gulf Coast and the Overseas Sun Coast. On July 30, 2020, the Company repaid, using cash on hand, its $24,000 term loan secured by the Overseas Gulf Coast. The remaining term loan is secured by a first preferred ship mortgage on the Overseas Sun Coast and a guaranty by the Company. The term loan bears a fixed rate of interest of 5.54%. In November 2021, the Company completed an amendment on the term loan to conform the covenants with the Stonebriar $325,000 loan.

Term loan, due 2023 – In December 2018, the Company and several of its subsidiaries entered into a term loan with PGIM, Inc. as Administrative Agent for a syndication of lenders, which was secured by a guarantee from the Company. The loan had an aggregate original principal amount of $325,000 and a five-year term. As discussed above, this loan was paid off in September 2021.

In May 2020 and August 2020, in connection with the Company’s sale of two of its ATBs, the Company made mandatory prepayments of $1,307 on its term loan due in 2023. The aggregate losses realized on these transactions, which related to the write-off of unamortized deferred finance costs, were not material.

53	Overseas Shipholding Group, Inc.

Term loan, due 2026 – In November 2018, two of the Company’s subsidiaries, Mykonos Tanker LL and Santorini Tanker LLC, entered into a loan with Wintrust Commercial Finance which was guaranteed by the Company. The loan had an aggregate original principal amount of $27,500 and a seven-year term. As discussed above, this loan was paid off in September 2021.

Unsecured Senior Notes

7.5% Notes – The unsecured senior notes were issued on March 7, 2003 and consisted of $146,000 in face value, which are due on February 15, 2024. Pursuant to the Equity Plan, the Company issued two series of 7.50% Notes due February 15, 2021, one series in an aggregate principal amount of $6,508 (the “Election 1 Notes”) and the other series in an aggregate principal amount of $138,708 (the “Election 2 Notes”) to holders of the 7.50% Notes due 2024 that elected to receive Election 1 Notes or Election 2 Notes, as the case may be. The outstanding Election 1 Notes were repurchased and retired during the year ended December 31, 2015. The Election 2 Notes matured in February 2021 and the Company paid off the remaining balance of $301. At December 31, 2021, the remaining outstanding balance is related to the 7.50% Notes due 2024.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the two years ended December 31, 2021 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt Facility	2021	2020
Term loan, due 2024	$1,407	$2,383
Alaska tankers term loan, due 2025	2,193	2,014
OSG 204 LLC term loan, due 2025	1,747	1,365
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027	3,423	374
Unsecured senior notes	32	302
Term loan, due 2028	6,550	—
Term loan, due 2023	12,618	18,132
Term loan, due 2026	712	1,209
Total interest expense on debt facilities	$28,682	$25,779

Cash paid for interest expense was $25,609 and $23,134 in the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the aggregate annual principal payments required to be made on the Company’s debt are as follows:

2022	$22,222
2023	23,730
2024	43,184
2025	54,903
2026	19,268
Thereafter	286,972
Total	$450,279

54	Overseas Shipholding Group, Inc.

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

Debt— The fair values of the Company’s publicly traded and non-public debt are estimated based on similar instruments.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2021 and 2020, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2021:
Assets
Cash and cash equivalents (1)	$83,253	$83,253	$—
Total	$83,253	$83,253	$—
Liabilities
Term loan, due 2024, net	$21,633	$—	$21,229
Alaska tankers term loan, due 2025, net	30,236	—	28,695
OSG 204 LLC term loan, due 2025, net	26,231	—	25,265
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	46,380	—	47,863
Term loan, due 2028, net	319,870	—	321,630
Unsecured senior notes, net	390	—	399
Total	$444,740	$—	$445,081

55	Overseas Shipholding Group, Inc.

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2020:
Assets
Cash and cash equivalents (1)	$69,819	$69,819	$—
Total	$69,819	$69,819	$—
Liabilities
Term loan, due 2023, net	$252,057	$—	$257,228
Term loan, due 2024, net	22,972	—	23,535
Alaska tankers term loan, due 2025, net	50,360	—	49,357
OSG 204 LLC term loan, due 2025, net	31,283	—	31,562
Term loan, due 2026, net	23,171	—	21,921
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	48,586	—	52,199
Unsecured senior notes, net	691	—	715
Total	$429,120	$—	$436,517

(1)	Includes current and non-current restricted cash totaling $81 and $122 at December 31, 2021 and 2020, respectively. Restricted cash as of December 31, 2021 and 2020 was related to the Company’s Unsecured Senior Notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel Impairments

During the third quarter of 2021, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate that the carrying amounts of the Company’s operating lease right-of-use assets may not be fully recoverable. The Company concluded that the decline in previously forecasted cash flows on two of the Company’s leased vessels, due to a change in the expected deployment, constituted an impairment triggering event during the third quarter of 2021. Based on the Company’s analysis, an impairment charge of $1,000, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations, was recorded to reduce the carrying value of the operating lease right-of-use assets to the estimated fair value. The Company’s undiscounted cash flows are highly subjective as future expected deployment of the vessels is uncertain. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognition of additional impairment charges in future periods. Because the Company uses its own cash flow projections, the cash flow projections are considered to be Level 3.

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2021 and 2020 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

During the years ended December 31, 2021 and 2020, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying value of the Company’s intangible assets may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

56	Overseas Shipholding Group, Inc.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2021	2020
Accounts payable	$9,496	$8,717
Payroll and benefits	12,013	14,184
Interest	2,565	1,752
Insurance	335	1,040
Accrued drydock and repair costs	450	2,371
Bunkers and lubricants	1,125	725
Charter revenues received in advance	18,343	8,677
Accrued vessel expenses	4,095	9,642
Accrued general and administrative, primarily professional fees	860	307
Other	619	674
	$49,901	$48,089

NOTE 11 —TAXES

The benefit/(expense) for income taxes on income before income taxes consists of the following:

	Years Ended December 31,
	2021	2020
Current - Federal	$(8)	$161
Current - State	(131)	(48)
Deferred - Federal	15,275	(5,401)
Deferred - State	2,961	(897)
Total	$18,097	$(6,185)

The reconciliations between the U.S. federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%

Adjustments due to:
State taxes, net of federal benefit	3.7%	2.9%
Change in valuation allowance	0.9%	0.1%
Equity awards	0.0%	0.1%
Return to provision	(0.5)%	0.5%
Nondeductible expenses	0.0%	0.1%
Uncertain tax positions and tax examination settlement	0.0%	(1.9)%
U.S. income subject to tonnage tax	2.2%	(3.8)%
Other	0.8%	(1.9)%
Effective tax rate	28.1%	17.1%

During the years ended December 31, 2021 and 2020, $6,700 and $6,500, respectively, of income from the Overseas Mykonos and Overseas Santorini was excluded as part of the tonnage tax exclusion resulting in a 2.2% and (3.8)%, respectively, impact on the Company’s effective tax rate.

57	Overseas Shipholding Group, Inc.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2021	2020
Deferred tax liabilities:
Vessels and other property (1)	$121,169	$124,304
Prepaid expenditures	9,445	9,130
Operating lease right-of-use assets	40,176	55,754
Other-net	9	—
Total deferred tax liabilities	170,799	189,188
Deferred tax assets:
Loss carryforwards	75,874	64,487
Operating lease liability	40,217	55,426
Finance lease liability	5,180	5,754
Employee compensation and benefit plans	178	2,456
Financing and professional fees	5,993	15
Accrued expenses and other	33	1,062
Total deferred tax assets	127,475	129,200
Valuation allowance	(20,420)	(21,004)
Net deferred tax assets	107,055	108,196
Net deferred tax liabilities	$63,744	$80,992

(1)	Includes deferred tax liabilities related to finance lease right-of-use assets totaling $4,737 and $5,441 at December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $243,547 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2021, the Company had U.S. state net operating loss carryforwards of $444,526. These U.S. state net operating loss carryforwards expire in various years from December 31, 2022 through December 31, 2041. Included in the financing and professional fees deferred income assets above are U.S. federal interest expense deductions with an indefinite carryforward period.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state deferred tax assets, the negative evidence has outweighed the positive evidence which has resulted in the Company establishing a valuation allowance of $20,420 and $21,004 as of December 31, 2021 and 2020, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

During the year ended December 31, 2021, the Company paid income taxes (net of refunds received) of $1,751. During the year ended December 31, 2020, the Company received refunds (net of payments made) of $5,695 of income taxes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2021	2020
Balance of unrecognized tax benefits as of January 1,	$813	$2,495
Increases/(decreases) for positions taken in prior years	21	(1,177)
Decreases due to settlements with taxing authorities	—	(505)
Balance of unrecognized tax benefits as of December 31,	$834	$813

Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020 are $834 and $813, respectively, of tax benefits that, if recognized would affect the effective tax rate.

58	Overseas Shipholding Group, Inc.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line on the consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Company accrued interest and recorded liabilities for interest and penalties which were not material to the consolidated financial statements.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $179 and $189 as of December 31, 2021 and 2020, respectively.

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

NOTE 12 — CAPITAL STOCK AND STOCK COMPENSATION

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

Share Repurchases

During the years ended December 31, 2021 and 2020, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 185,459 and 104,552, respectively, shares of Class A common stock at an average price of $2.18 and $1.90 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

Each Class A warrant represents the right to purchase one share of Class A common stock, subject in each case to the adjustments as provided pursuant to the terms thereof. The warrants may be exercised at a price per share of Class A common stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039 and will expire thereafter. Until they exercise their warrants, except as otherwise provided in the warrants, the holders of the warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG’s reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG’s Amended and Restated Certificate of Incorporation). As of December 31, 2021, the Company had 19,110,902 Class A warrants outstanding, convertible into 3,631,071 shares of Class A common stock.

During the years ended December 31, 2021 and 2020, the Company issued 23,612 and 473 shares of Class A common stock, respectively, as a result of the exercise of 124,862 and 2,498 Class A warrants, respectively.

59	Overseas Shipholding Group, Inc.

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

Director Compensation - Restricted Stock Units

The Company awarded a total of 275,800 and 321,000 RSUs for the years ended December 31, 2021 and 2020, respectively, to its non-employee directors. The grant date fair value of these awards was $2.29 (2021) and $2.25 (2020) per RSU, respectively. Such RSUs vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The RSUs granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Upon vesting, a holder of restricted share awards has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common stockholders generally. RSUs which have not become vested as of the date the grantee’s service on the Board of Directors terminates will be forfeited and the grantee will have no further rights with respect to the RSUs.

60	Overseas Shipholding Group, Inc.

Management Compensation

Restricted Stock Units

During the years ended December 31, 2021 and 2020, the Company granted RSUs to its employees, including senior officers, covering 552,844 and 764,406 shares, respectively. The grant date fair value of these awards was $2.36 (2021) and $2.03 (2020) per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and will occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

During the years ended December 31, 2021 and 2020, the Company awarded performance-based RSUs to its senior officers covering 363,238 and 582,224 shares, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three-year TSR performance period. The performance index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Parent Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase up to a maximum of 181,619 and 291,112 target RSUs combined, respectively, (544,857 and 873,340 RSUs in total, respectively) or decrease, depending on performance against the applicable measure and targets. The performance awards have performance conditions which, as of December 31, 2021, management believed was probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair value of the performance awards, which have a market condition, was determined to be $2.36 (2021) and $2.03 (2020) per RSU, respectively.

During the year ended December 31, 2021, the Company awarded performance-based RSUs to its senior officers covering 590,251 shares. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals that must be achieved over an 18-month performance period. Vesting is subject to certification by the Compensation Committee as to achievement of the performance measures. The performance awards have performance conditions which, as of December 31, 2021, management believed were not probable of being achieved. Accordingly, for financial reporting purposes, compensation costs have not been recognized for these awards.

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the RSUs described above was $2,232 and $2,321 during the years ended December 31, 2021 and 2020, respectively.

Activity with respect to restricted stock units under the Incentive Plans during the two years ended December 31, 2021 is summarized as follows:

Activity for the two years ended December 31, 2021	Class A common shares
Nonvested Shares Outstanding at December 31, 2019	1,718,865
Granted	1,667,633
Vested ($1.74 to $2.32 per share)	(755,898)
Forfeited ($1.74 to $2.27 per share)	(25,337)
Nonvested Shares Outstanding at December 31, 2020	2,605,263
Granted	1,782,133
Vested ($2.12 to $2.31 per share)	(963,338)
Forfeited ($1.69 to $2.59 per share)	(52,881)
Nonvested Shares Outstanding at December 31, 2021	3,371,177

61	Overseas Shipholding Group, Inc.

Activity with respect to stock options under the Incentive Plans during the two years ended December 31, 2021 is summarized as follows:

Activity for the two years ended December 31, 2021	Class A common shares
Options Outstanding at December 31, 2019	1,478,756
Options Outstanding at December 31, 2020	1,478,756
Options Outstanding at December 31, 2021	1,478,756
Options Exercisable at December 31, 2021	1,478,756

The weighted average remaining contractual life of the outstanding stock options at December 31, 2021 was 6.18 years. The range of exercise prices of the stock options outstanding at December 31, 2021 was between $1.70 and $5.57 per share. The weighted average exercise price of the stock options outstanding was $2.67 per share at both December 31, 2021 and 2020.

There was no compensation expense as a result of the grants of stock options for the year ended December 31, 2021. Compensation expense as a result of the grants of stock options was not material for the year ended December 31, 2020.

As of December 31, 2021, there was $4,441 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.63 years.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss), net of related taxes at an effective tax rate of 28.1% and 17.1% for the years ended December 31, 2021 and 2020, respectively, on the consolidated balance sheets follow:

	Years Ended December 31,
	2021	2020
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$2,943	$(282)
	$2,943	$(282)

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, for the two years ended December 31, 2021.

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)
Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	3,522
Amounts reclassified from accumulated other comprehensive income/(loss)	(297)
Total change in accumulated other comprehensive income/(loss)	3,225
Balance as of December 31, 2021	$2,943

Balance as of December 31, 2019	$(6,409)
Current period change, excluding amounts reclassified from accumulated other comprehensive income/(loss)	5,935
Amounts reclassified from accumulated other comprehensive income/(loss)	192
Total change in accumulated other comprehensive income/(loss)	6,127
Balance as of December 31, 2020	$(282)

62	Overseas Shipholding Group, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive income/(loss) for the two years ended December 31, 2021.

	Years Ended December 31,		Statement of Operations
Accumulated Other Comprehensive Income/(Loss) Component	2021	2020	Line Item
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	$(63)	$424	Other income, net
Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	450	(174)	Other income, net
	387	250	Total before tax
	(684)	(58)	Tax provision
	$(297)	$192	Total net of tax

The following amounts are included in accumulated other comprehensive income/(loss) at December 31, 2021, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $6,884 ($5,708 net of tax) and unrecognized actuarial losses $2,944 ($2,765 net of tax).

The income tax (expense)/benefit allocated to each component of other comprehensive (loss)/income follows:

Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2021:
Current period change excluding amounts reclassified from accumulated other comprehensive income/(loss)	$(1,069)
Amounts reclassified from accumulated other comprehensive income/(loss)	90
Total change in accumulated other comprehensive income/(loss)	$(979)

For the year ended December 31, 2020:
Current period change excluding amounts reclassified from accumulated other comprehensive income/(loss)	$(1,803)
Amounts reclassified from accumulated other comprehensive income/(loss)	(58)
Total change in accumulated other comprehensive income/(loss)	$(1,861)

NOTE 14 — LEASES

The Company’s lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than one year to 13 years. Many of the Company’s leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors and calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. Leases are discounted using the Company’s incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable. The Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet.

63	Overseas Shipholding Group, Inc.

The Company’s lease right-of-use assets and lease liabilities at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Operating leases
Vessels chartered-in noncurrent operating lease assets	$148,681	$213,414
Office space noncurrent operating lease assets	3,346	2,403
Total noncurrent operating lease assets	$152,027	$215,817
Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$99,255	$89,889
Noncurrent operating lease liabilities	71,909	145,302
	171,164	235,191
Office space operating lease liabilities
Current portion of operating lease liabilities	755	724
Noncurrent operating lease liabilities	1,241	1,852
	1,996	2,576
Total operating lease liabilities	$173,160	$237,767
Finance lease
Vessels and other property	$26,940	$26,940
Accumulated amortization	(5,906)	(2,957)
Vessels and other property, less accumulated amortization	$21,034	$23,983

Current portion of finance lease liabilities	$4,000	$4,000
Noncurrent finance lease liabilities	18,998	21,360
Total finance lease liabilities	$22,998	$25,360

Charters-in

As of December 31, 2021, the Company had commitments to charter-in 12 vessels, which are all bareboat charters. On March 12, 2020, the Company commenced a bareboat charter for the Alaskan Frontier for a lease term of three years. Based on the length of the lease term and the remaining economic life of the vessel, it is accounted for as an operating lease. For the remaining 11 chartered-in vessels, 10 vessels are accounted for as operating leases and one vessel is accounted for as a finance lease. The finance lease arrangement is reported in vessels and other property, less accumulated depreciation on the Company’s consolidated balance sheets. The Company holds options for 11 of the vessels chartered-in. For one vessel, the option can be exercised for 3-years and is available indefinitely. For the remaining 10 vessels, the options can be exercised for one, three or five years with the one-year option only usable once, while the three- and five-year options are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually. The Company exercised its option on one of its vessels to extend the term until June 2025. On December 10, 2018, terms for five of the vessels were extended for an additional three years, with terms ending in December 2022, and terms for four of the vessels were extended for an additional year, with terms ending December 2020. On December 11, 2019, the terms for the four vessels ending December 2020 were extended for an additional three years, with terms ending in December 2023. On December 10, 2021, for the five vessels with terms ending in December 2022, the Company exercised its option to extend the terms of two of the vessels for an additional year, with terms ending in December 2023, and announced its intention to redeliver three of the vessels at the end of their lease terms in December 2022.

Five of the Company’s chartered in vessels contain a deferred payment obligation (“DPO”) which relates to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final quarterly payment due upon lease termination.

64	Overseas Shipholding Group, Inc.

The future minimum commitments under these leases are as follows:

At December 31, 2021	Operating Leases	Finance Lease
2022	$102,140	$4,161
2023	67,118	4,161
2024	9,168	4,172
2025	4,535	4,161
2026	—	4,161
Thereafter	—	8,858
Net minimum lease payments	182,961	29,674
Less present value discount	(11,797)	(6,676)
Total lease liabilities	$171,164	$22,998

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

For the years ended December 31, 2021 and 2020, lease expense for the Company’s chartered-in vessels accounted for as operating leases was $90,166 and $90,608, respectively, which is included in charter hire expense on the consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $75,516 and $197,546, respectively, for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the Company had non-cash operating activities of $15,713 and $1,533, respectively, for obtaining operating right-of-use assets and liabilities.

For the years ended December 31, 2021 and 2020, lease expense related to the Company’s finance lease was $2,949 and $2,957, respectively, related to amortization of the right-of-use asset and $1,799 and $1,973, respectively, related to interest on the lease liability. These are included in operating cash flows on the consolidated statements of cash flows.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum commitments under lease obligations for office space, which are operating leases, as of December 31, 2021 are as follows:

At December 31, 2021	Amount
2022	$780
2023	609
2024	168
2025	100
2026	102
Thereafter	885
Net minimum lease payments	2,644
Less present value discount	(648)
Total lease liabilities	$1,996

For the years ended December 31, 2021 and 2020, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations, was $640 and $851, respectively. For the years ended December 31, 2021 and 2020, cash paid for office space rental was $748 and $739, respectively, which is included in operating cash flows on the consolidated statements of cash flows.

65	Overseas Shipholding Group, Inc.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020
Weighted average remaining lease term - operating leases	2.1 years	2.8 years
Weighted average discount rate - operating leases	6.5%	6.5%
Weighted average remaining lease term - finance lease	7.1 years	8.1 years
Weighted average discount rate - finance lease	7.3%	7.3%

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

The Company is the lessor under its time charter contracts. Certain time charter contracts provide the charterer with the option to extend the contract for a specific period of time. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts under ASC 842. Total time charter revenue for the years ended December 31, 2021 and 2020 was equal to lease income from lease payments of $254,181 and $343,290, respectively, plus straight-line adjustments of $563 and $1,222, respectively. The net book value of owned vessels on noncancelable time charters was equal to $355,388 and $284,259 at December 31, 2021 and 2020, respectively.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At December 31, 2021	Amount
2022	$210,856
2023	147,305
2024	115,503
2025	64,417
2026	14,356
Thereafter	—
Net minimum lease receipts	$552,437

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

NOTE 15 — PENSION, OTHER POSTRETIREMENT BENEFIT PLANS AND BENEFIT LIABILITIES

For the years ended December 31, 2021 and 2020, pension and other benefit liabilities are included in other liabilities on the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2021, the Maritrans Plan is the only defined benefit pension plan in existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

66	Overseas Shipholding Group, Inc.

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

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

	EIN / Pension	Pension Protection Act Zone Status					Contributions made by the Company
Pension Plan	Plan Number	2021		2020		Rehabilitation Plan Status	2021	2020
AMO Pension Plan	13-1936709	Green	(1)	Green	(1)	None	$795	$580

MEBA Pension Plan	51-6029896	Green	(1)	Green	(1)	None	2,748	2,895

Seafarers Pension Plan	13-6100329	Green	(1)	Green	(1)	None	222	279
						Total contributions	$3,765	$3,754

(1)	A “Yellow” Zone Status plan is a plan that has a funding ratio between 65% and 80%. A “Green” Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2021 and any future contributions are subject to negotiations between the employers and the unions.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2020, the Company’s estimated withdrawal liability would have been approximately $41,150 had the Company elected to withdraw from the plan in 2021. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2020, the Company’s estimated withdrawal liability would have been approximately $20,032 had the Company elected to withdraw from the plan in 2021. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2021.

The SIU – Tug Agreement and AMO collective bargaining agreements for OSG expire in March 2024 and March 2022, respectively. The ATC MEBA collective bargaining agreement expires in May 2022 and the SIU – Tanker Agreement for OSG and MEBA for the Parent Company collective bargaining agreements expire in June 2022.

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

67	Overseas Shipholding Group, Inc.

As part of the acquisition of ATC, the Company assumed liabilities of $9,898 related to a pension and postretirement plan (“ATC Plan”). The postretirement medical and life insurance plan provided benefits to shore-based employees and nonunion licensed deck officers at least 55 years of age with 10 years or more of service, as defined. The plan was frozen as of December 31, 2016, closed to new entrants as of January 1, 2017 and terminated December 31, 2020.

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

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$48,979	$46,936	$5,871	$3,572
Cost of benefits earned (service cost)	—	—	203	307
Interest cost on benefit obligation	1,120	1,450	165	386
Actuarial (gains)/losses	(1,868)	3,452	(435)	(857)
Benefits paid	(2,761)	(2,859)	(267)	(442)
Plan Amendments	—	—	—	(6,219)
Acquisition	—	—	—	9,124
Benefit obligation at year end	45,470	48,979	5,537	5,871
Change in plan assets:
Fair value of plan assets at beginning of year	42,216	36,754	—	—
Actual return on plan assets	5,257	6,726	—	—
Employer contributions	160	1,595	267	442
Benefits paid	(2,761)	(2,859)	(267)	(442)
Fair value of plan assets at year end	44,872	42,216	—	—
Unfunded status at December 31	$(598)	$(6,763)	$(5,537)	$(5,871)

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2021	2020
Projected benefit obligation	$45,470	$48,979
Accumulated benefit obligation	45,470	48,979
Fair value of plan assets	44,872	42,216

Information for defined benefit pension plans and other postretirement benefit plans net periodic (benefit)/cost follows:

	Pension Benefits		Other Benefits
For the year ended December 31,	2021	2020	2021	2020
Components of expense:
Cost of benefits earned	$—	$—	$203	$307
Interest cost on benefit obligation	1,120	1,450	165	386
Expected return on plan assets	(2,970)	(2,612)	—	—
Amortization of prior-service costs	—	—	(722)	(229)
Recognized net actuarial loss	335	444	—	35
Net periodic benefit cost	$(1,515)	$(718)	$(354)	$499

68	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2021	2020	2021	2020
Discount rate	2.80%	2.35%	3.10%	2.90%

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits		Other Benefits
For the year ended December 31,	2021	2020	2021	2020
Discount rate	2.35%	3.20%	2.90%	3.55%/3.50%
Expected (long-term) return on plan assets	7.25%	7.25%	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 6.00% as of December 31, 2021, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2027. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Expected benefit payments for the following ten years are as follows:

	Pension Benefits	Other Benefits
2022	$2,907	$268
2023	2,953	269
2024	3,022	268
2025	3,075	255
2026	3,077	248
2027-2031	14,360	1,282
Total	$29,394	$2,590

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets, which are valued based Level 1 inputs, at December 31, 2021 and 2020, by asset category are as follows:

	Fair Value
	Level 1
At December 31,	2021	2020
Cash and cash equivalents	$822	$773
Equity securities:
Large cap exchange traded fund	17,005	15,998
Small company - mid value	2,868	3,050
Small company - mid growth	2,724	3,180
International value	3,181	3,162
International growth	3,360	3,326
Fixed income and preferred stock:
Intermediate term bond fund	14,870	12,662
Small company - mid value - preferred stock	42	65
Total	$44,872	$42,216

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

The Company contributed $160 and $1,595 to the Maritrans Plan in 2021 and 2020, respectively. The Company does not expect to make any contributions to the Maritrans Plan in 2022.

69	Overseas Shipholding Group, Inc.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company’s contributions to the plan were $2,415 and $2,888 for the years ended December 31, 2021 and 2020, respectively.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2021 and 2020 were not material.

Benefit Liabilities

As part of the acquisition of ATC, the Company assumed liabilities related to a deferred compensation plan. The deferred compensation plan was an unfunded, nonqualified plan that allowed eligible employees to defer up to 100% of their performance bonuses, or defer up to 50% (5% minimum) of their salary, select investments for their deferral balances and determine when to be paid out. Eligible employees can elect to receive payment either on a specified date, or on a specified date after termination of employment, and either in a lump sum or annual installments, with a maximum deferral period of 20 years. The balance of the deferred compensation plan at December 31, 2021 was $10,727, of which $2,640 is included in accounts payable, accrued expenses and other current liabilities and $8,087 is included in other liabilities on the consolidated balance sheets. At December 31, 2020, the balance of the deferred compensation plan was $10,079 and included in other liabilities on the consolidated balance sheets.

NOTE 16 — OTHER INCOME, NET

Other income, net consists of:

	Years Ended December 31,
	2021	2020
Investment income:
Interest	$5	$102
Change in investment value	(241)	(248)
	(236)	(146)
Pension and post retirement items (1)	2,157	2,071
Miscellaneous-net	64	489
	$1,985	$2,414

(1)	The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income, net on the consolidated statements of operations.

NOTE 17 — CONTINGENCIES

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

70	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss)/income, changes in equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Testing of Certain Right-of-use Assets

As described further in Notes 2 and 9 to the financial statements, the carrying amounts of right-of-use asset vessels held and used by the Company, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular right-of-use asset vessel may not be fully recoverable. In such instances, impairment would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the right-of-use asset vessel is less than the right-of use asset vessel’s carrying amount. This assessment is made at the individual right-of-use asset vessel level since separately identifiable cash flow information for each vessel is available. We identified the impairment testing of undiscounted future cash flows for right-of-use asset vessels with remaining lease terms of less than one year which are not fully contracted with customers for the remainder of the lease term as a critical auditing matter.

The principal considerations for our determination that the impairment testing of undiscounted future cash flows for right-of-use asset vessels with remaining lease terms of less than one year which are not fully contracted with customers for the remainder of the lease term was a critical audit matter are that the assumptions for future timing of expected deployment of the vessels relies on the use of management’s judgements and estimates. Management’s judgements and estimates are highly subjective as they involve the use of assumptions about the Jones-Act vessel market through the end of the lease periods of the vessels and is subject to the inherent unpredictability of future global economic and market conditions. These assumptions require significant auditor judgement in evaluating the reasonableness of those estimates. Further, changes in these assumptions could have a significant impact on the carrying value of the right-of-use asset vessels.

Our audit procedures related to the Company’s testing of undiscounted future cash flows for right-of-use asset vessels with remaining lease terms of less than one year which are not fully contracted with customers for the remainder of the lease term included the following, among others.

●	We gained an understanding, evaluated the design and tested the operating effectiveness of internal controls relating to management’s undiscounted future cash flows for each vessel, including controls over the determination of key inputs and assumptions such as the date of future deployment of the vessel and the contract market rate.

●	To test management’s undiscounted cash flow forecasts, our procedures included, among others, reviewing contracts in place, comparing average historical revenue and expense rates to projected rates for reasonableness, evaluating available external industry market data, and evaluating internal market data such as recent charter contracts for the vessels.

●	In addition, we performed sensitivity analyses to assess the impact of changes to the timing of future expected deployment of the vessels in the determination of the undiscounted operating cash flows.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

March 9, 2022

71	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 9, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 9, 2022

72	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

73	Overseas Shipholding Group, Inc.

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

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	63	President and CEO	December 2016
Richard Trueblood	76	Vice President and Chief Financial Officer	July 2017
Susan Allan	59	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	52	Vice President and Chief Operations Officer	December 2016
Damon Mote	54	Vice President and Chief Administrative Officer	December 2016

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

74	Overseas Shipholding Group, Inc.

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

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2022 Annual Meeting of Stockholders.

75	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2021 and 2020.

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020.

Consolidated Statements of Comprehensive (Loss)/Income for the Years Ended December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020.

Consolidated Statements of Changes in Equity/(Deficit) for the Years Ended December 31, 2021 and 2020.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	The schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement, dated as of November 30, 2016, by and between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.2).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference) (No. 333-105018) (filed May 5, 2003). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference) (No. 001-06479) (filed February 18, 2004).

76	Overseas Shipholding Group, Inc.

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Fifth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes I due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.12	Sixth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes II due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.13	Description of Company’s Common Stock.

*10.1	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference) (No. 001-06479) (filed March 2, 2009).

*10.2	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.3	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2010 and incorporated herein by reference).

*10.4	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.5	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.6	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.7	Form of Officers Indemnity Agreement for the officers of the Registrant (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.8	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.9	Separation Agreement dated July 29, 2016 between the Registrant and a former executive (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.10	Employment Agreement dated as of July 17, 2016 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.11	Employment Agreement dated as of November 10, 2016 between the Registrant and an executive (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.12	Amendment No. 1 to Employment Agreement dated as of December 12, 2016 between the Registrant and an executive (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

77	Overseas Shipholding Group, Inc.

*10.13	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Stock Option Grant Agreement, Form StOp 2017 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.14	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

*10.15	Letter Agreement dated as of July 17, 2017 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 17, 2017 and incorporated herein by reference).

*10.16	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 4, 2017 and incorporated herein by reference).

*10.17	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.18	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.19	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.20	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer 20_.

*10.21	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB 20_-ROIC.

*10.22	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR 20_.

*10.23	Employment Agreement dated as of December 15, 2018 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2018 and incorporated herein by reference).

*10.24	2019 Incentive Compensation Plan for Management (filed as Appendix A to the Registrant’s Form DEF 14A dated May 30, 2019 and incorporated herein by reference).

*10.25	Form of Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan Time-Based Restricted Stock Unit Award Agreement Form Non-Employee Director.

10.26	Loan and Security Agreement dated as of August 7, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

10.27	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

*10.28	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer_.

*10.29	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC_.

*10.30	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR_.

78	Overseas Shipholding Group, Inc.

10.31	Amendment No. 3 dated April 1, 2021 to Term Loan Credit Agreement dated December 21, 2018.

*10.32	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-2021 Special Grant.

10.33	Non-Disclosure Agreement.

10.34	Credit Agreement dated as of September 29, 2021 by and among certain subsidiaries of the Registrant, as the borrowers, and Stonebriar Commercial Finance LLC, as lender.

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.
(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

79	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2022

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

Name	Date

/s/ SAMUEL H. NORTON	March 9, 2022
Samuel H. Norton, Principal
Executive Officer and Director

/s/ DOUGLAS D. WHEAT	March 9, 2022
Douglas D. Wheat, Director

/s/ JOHN P. REDDY	March 9, 2022
John P. Reddy, Director

/s/ JOSEPH I. KRONSBERG	March 9, 2022
Joseph I. Kronsberg, Director

/s/ JULIE E. SILCOCK	March 9, 2022
Julie E. Silcock, Director

/s/ ANJA L. MANUEL	March 9, 2022
Anja L. Manuel, Director

/s/ GARY EUGENE TAYLOR	March 9, 2022
Gary Eugene Taylor, Director

/s/ REBECCA DELAET	March 9, 2022
Rebecca DeLaet, Director

80	Overseas Shipholding Group, Inc.