Form 10-Q
period 2022-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2022-05-09
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s Class A common stock as of May 4, 2022: Class A common stock, par value $0.01 – 87,776,696 shares. Excluded from these amounts are penny warrants, which were outstanding as of May 4, 2022 for the purchase of 3,619,838 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,903	$83,253
Voyage receivables, including unbilled of $4,905 and $3,777, net of reserve for doubtful accounts	12,467	14,586
Income tax receivable	1,883	1,882
Other receivables	10,779	5,816
Inventories, prepaid expenses and other current assets	6,799	3,438
Total Current Assets	108,831	108,975
Vessels and other property, less accumulated depreciation	752,734	761,777
Deferred drydock expenditures, net	42,381	43,342
‘Total Vessels, Other Property and Deferred Drydock	795,115	805,119
Intangible assets, less accumulated amortization	21,467	22,617
Operating lease right-of-use assets, net	132,258	152,027
Other assets	26,864	26,991
Total Assets	$1,084,535	$1,115,729
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,995	$49,901
Current installments of long-term debt	22,592	22,225
Current portion of operating lease liabilities	93,552	100,010
Current portion of finance lease liabilities	4,001	4,000
Total Current Liabilities	166,140	176,136
Reserve for uncertain tax positions	181	179
Noncurrent operating lease liabilities	59,153	73,150
Noncurrent finance lease liabilities	18,388	18,998
Long-term debt	416,740	422,515
Deferred income taxes, net	63,656	63,744
Other liabilities	22,066	22,393
Total Liabilities	746,324	777,115
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 87,698,624 and 87,170,463 shares issued and outstanding)	877	872
Paid-in additional capital	594,667	594,386
Accumulated deficit	(260,096)	(259,587)
	335,448	335,671
Accumulated other comprehensive loss	2,763	2,943
Total Equity	338,211	338,614
Total Liabilities and Equity	$1,084,535	$1,115,729

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Shipping Revenues:

Time and bareboat charter revenues	$57,236	$63,788
Voyage charter revenues	46,763	17,485
	103,999	81,273

Operating Expenses:
Voyage expenses	10,074	15,760
Vessel expenses	40,798	31,807
Charter hire expenses	21,996	22,318
Depreciation and amortization	16,493	15,319
General and administrative	6,938	6,365
Loss on disposal of vessels and other property, including impairments, net	—	5,493
Total operating expenses	96,299	97,062
Operating income/(loss)	7,700	(15,789)
Other income, net	97	122
Income/(loss) before interest expense and income taxes	7,797	(15,667)
Interest expense	(8,365)	(6,370)
Loss before income taxes	(568)	(22,037)
Income tax benefit	59	6,169
Net loss	$(509)	$(15,868)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	90,856,688	90,111,701
Diluted - Class A	90,856,688	90,111,701
Per Share Amounts:
Basic and diluted net loss - Class A	$(0.01)	$(0.18)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net loss	$(509)	$(15,868)
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(180)	(180)
Net change in unrecognized actuarial gain	-	81
Other comprehensive loss	(180)	(99)
Comprehensive loss	$(689)	$(15,967)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(509)	$(15,868)
Items included in net income not affecting cash flows:
Depreciation and amortization	16,493	15,319
Loss on disposal of vessels and other property, including impairments, net	—	5,493
Amortization of debt discount and other deferred financing costs	274	557
Compensation relating to restricted stock awards and stock option grants	656	575
Deferred income tax benefit	(86)	(6,178)
Interest on finance lease liabilities	416	460
Non-cash operating lease expense	22,317	22,717
Payments for drydocking	(3,236)	(8,179)
Operating lease liabilities	(22,846)	(22,860)
Changes in operating assets and liabilities, net	(11,694)	(1,217)
Net cash provided by/(used in) operating activities	1,785	(9,181)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(1,058)	(3,227)
Net cash used in investing activities	(1,058)	(3,227)
Cash Flows from Financing Activities:
Payments on debt	(5,420)	(9,616)
Tax withholding on share-based awards	(370)	(402)
Payments on principal portion of finance lease liabilities	(1,026)	(1,026)
Extinguishment of debt	—	(301)
Deferred financing costs paid for debt	(261)	(877)
Net cash used in financing activities	(7,077)	(12,222)
Net decrease in cash, cash equivalents and restricted cash	(6,350)	(24,630)
Cash, cash equivalents and restricted cash at beginning of period	83,253	69,819
Cash, cash equivalents and restricted cash at end of period	$76,903	$45,189

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income (3)	Total
Balance at December 31, 2020	$864	$592,564	$(213,335)	$(282)	$379,811
Net loss	—	—	(15,868)	—	(15,868)
Other comprehensive loss	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(407)	—	—	(402)
Compensation related to Class A options granted and restricted stock awards	—	575	—	—	575
Balance at March 31, 2021	$869	$592,732	$(229,203)	$(381)	$364,017

Balance at December 31, 2021	$872	$594,386	$(259,587)	$2,943	$338,614
Net loss	—	—	(509)	—	(509)
Other comprehensive loss	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(375)	—	—	(370)
Compensation related to Class A options granted and restricted stock awards	—	656	—	—	656
Balance at March 31, 2022	$877	$594,667	$(260,096)	$2,763	$338,211

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 87,698,624 and 86,863,651 Class A shares outstanding as of March 31, 2022 and 2021, respectively.
(2)	Includes 19,051,778 and 19,235,764 outstanding Class A warrants as of March 31, 2022 and 2021, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

The World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic in March 2020. The COVID-19 pandemic is a dynamic and continuously evolving phenomenon and our disclosures throughout describe its effects on our business.

The Russian invasion of Ukraine has disrupted markets and resulted in volatile oil prices. Petroleum product flows have shifted due to governmental sanctions as well as self imposed sanctions by oil companies and traders.

Note 2 — Recently Issued Accounting Standards

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Time and bareboat charter revenues	$57,236	$63,788
Voyage charter revenues (1)	35,895	7,037
Contracts of affreightment revenues	10,868	10,448
Total shipping revenues	$103,999	$81,273

(1)	Voyage charter revenues include revenue related to short-term time charter contracts of $16,599 and $2,864 for the three months ended March 31, 2022 and 2021, respectively.

Voyage Receivables

As of March 31, 2022 and December 31, 2021, contract balances from contracts with customers consisted of voyage receivables of $6,288 and $8,227, respectively, net of reserve of $250 and $150, respectively, for doubtful accounts for voyage charters and lightering contracts.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022, the Company expects to recognize revenue of approximately $19,660 for the remainder of 2022 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of March 31, 2022, there were 4,238,993 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of March 31, 2021, there were 3,414,189 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(509)	$(15,868)

Weighted average common shares outstanding:
Class A common stock - basic	90,856,688	90,111,701
Class A common stock - diluted	90,856,688	90,111,701

For the three months ended March 31, 2022 and 2021, awards under which 2,331,430 shares and 1,883,398 shares, respectively, may be issued related to restricted stock units and stock options, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the periods.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
March 31, 2022:
Assets
Cash and cash equivalents (1)	$76,903	$76,903	$—
Total	$76,903	$76,903	$—
Liabilities
Term loan, due 2024, net	$21,316	$—	$20,485
Alaska tankers term loan, due 2025, net	29,021	—	26,925
OSG 204 LLC term loan, due 2025, net	25,933	—	24,346
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	45,882	—	45,185
Term loan, due 2028, net	316,790	—	318,483
Unsecured senior notes, net	390	—	391
Total	$439,332	$—	$435,815

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2021:
Assets
Cash and cash equivalents (1)	$83,253	$83,253	$—
Total	$83,253	$83,253	$—
Liabilities
Term loan, due 2024, net	$21,633	$—	$21,229
Alaska tankers term loan, due 2025, net	30,236	—	28,695
OSG 204 LLC term loan, due 2025, net	26,231	—	25,265
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	46,380	—	47,863
Term loan, due 2028, net	319,870	—	321,630
Unsecured senior notes, net	390	—	399
Total	$444,740	$—	$445,081

(1)	Includes current and non-current restricted cash aggregating $67 and $81 at March 31, 2022 and December 31, 2021, respectively. Restricted cash as of March 31, 2022 and December 31, 2021 was related to the Company’s unsecured senior notes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the first quarter of 2022, the Company considered whether events or changes in circumstances had occurred since December 31, 2021 that could indicate the carrying amounts of the vessels, including operating right of use assets, in the Company’s fleet and the carrying value of the Company’s intangible assets may not be recoverable as of March 31, 2022. The Company concluded that no such events or changes in circumstances had occurred.

Note 6 — Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded income tax benefits of $59 and $6,169, respectively, which represented effective tax rates of 10% and 28%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the tonnage tax exclusion and current state discrete expense. The effective tax rate for the three months ended March 31, 2022 was less than the statutory rate due to the tonnage tax exclusion and state expense. The effective tax rate for the three months ended March 31, 2021 was more than the statutory rate due to the tonnage tax exclusion and state benefit.

Note 7 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

During the three months ended March 31, 2022 and 2021, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 179,040 and 185,459, respectively, shares of Class A common stock at average prices of $2.07 and $2.18 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

During the three months ended March 31, 2022, the Company issued 11,179 shares of Class A common stock as a result of the exercise of 59,124 Class A warrants. During the three months ended March 31, 2021, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Management Compensation — Restricted Stock Units and Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted RSUs to its employees, including senior officers, covering 718,360 and 552,844 shares, respectively. The grant date fair value of these awards was $2.09 and $2.36 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2022 and 2021, the Company awarded performance-based RSUs to its senior officers covering up to 777,900 and 544,857 shares, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period.

The grant date fair value of the awards, which have a market condition, was determined to be $2.09 and $2.36 per RSU, respectively.

During the three months ended March 31, 2022, the Company awarded RSUs to its senior officers covering 576,981 shares. The grant date fair value of these awards was $2.09. Each award of RSUs vest as follows: i.) 20% vest on the first anniversary of the grant date, ii.) 30% vest on the second anniversary of the grant date and iii.) 50% vest on the third anniversary of the grant date. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting.

During the three months ended March 31, 2021, the Company awarded performance-based RSUs to its senior officers covering 590,251 shares. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals that must be achieved over an 18-month performance period. Vesting is subject to certification by the Compensation Committee as to achievement of the performance measures.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2022	December 31, 2021
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$2,763	$2,943
Accumulated other comprehensive income	$2,763	$2,943

The following table presents the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three months ended March 31, 2022 and 2021:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(180)
Total change in accumulated other comprehensive income	(180)
Balance as of March 31, 2022	$2,763

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(99)
Total change in accumulated other comprehensive loss	(99)
Balance as of March 31, 2021	$(381)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 9 — Leases

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three months ended March 31, 2022 and 2021 was equal to lease income from lease payments of $56,909 and $63,417, respectively, plus straight-line adjustments of $327 and $371 for the three months ended March 31, 2022 and 2021, respectively.

Note 10 — Contingencies

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our Form 10-K. Other factors besides those listed in our quarterly reports or in our Form 10-K also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	public health threats, particularly the COVID-19 pandemic, which have impacted and continue to impact the Company in many ways, including those noted below, as well as by increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	volatility in supply and demand in the crude oil market worldwide, which could also affect the nature and severity of certain factors listed below;
●	changing economic, political and governmental conditions in the United States or abroad, and conditions in the oil and natural gas industry, such as the Russian/Ukraine conflict, reactions to the COVID-19 pandemic, geopolitical developments, or otherwise;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, or to replace its operating leases on favorable terms;
●	the inability to attract or retain qualified mariners;
●	changes in demand in certain specialized markets in which the Company currently trades;
●	the loss of or reduction in business with a large customer, changes in credit risk with respect to the Company’s counterparties on contracts, or the failure of counterparties to meet their obligations;
●	increasing operating costs, unexpected drydock costs or increasing capital expenses as the Company’s vessels age, including increases due to limited shipbuilder warranties or the consolidation of suppliers, or the refusal of certain customers to use vessels of a certain age;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future or to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the Company’s compliance with complex laws and regulations, including those seeking to reduce the spread of the COVID-19 virus, and environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	competition within the Company’s industry and OSG’s ability to compete effectively for charters;
●	work stoppages or other labor disruptions by the unionized employees of OSG or other companies in related industries or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements;
●	the inability to clear oil majors’ risk assessment processes; and
●	the Company’s ability to use its net operating loss carryforwards.

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

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021. You should consider the foregoing when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

The Russian Ukrainian conflict has resulted in economic sanctions against Russia which include the banning or limitation of oil imports from Russia by certain countries and self-sanctioning by many oil companies and traders. It is uncertain whether these restrictions will continue to tighten. The circumstances have resulted in the redirection of oil (crude and refined product) trade flows which are apt to continue, reflecting the need of countries that were large consumers of Russian oil to obtain other supply sources. Although the United States was not a major importer of Russian oil, it is impacted by these global events. Crude and refined products that were previously imported into the United States from non-Russian sources may not be available in prior quantities. A potential impact is more movement from domestic producing locations via pipeline and marine assets, which would have an impact on vessel demand. An increase in demand could result in higher utilization levels and potentially higher rates for Jones Act vessels.

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

The ongoing pandemic also resulted in the non-renewal of charters for vessels whose time charters ended late in 2020 and early in 2021. In response to this, we placed seven vessels in layup for most of 2021. This allowed us to reduce the operating costs associated with vessels that were without charter. We saw an increase in demand during the second half of 2021. As a result, two of the seven vessels came out of layup in September 2021 and operated in the spot market. One of these two vessels commenced a 26-month time charter in mid-November 2021. A third vessel came out of layup in December 2021 and operated in the spot market. In January 2022 and late February 2022, two more vessels came out of layup. We continued to see an increase in demand during the first quarter of 2022 and as a result, we expect our two remaining vessels in layup to return to service during the second quarter of 2022.

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

Spot market demand for Jones Act tankers and ATBs rebounded in the fourth quarter of 2021 and continued into the first quarter 2022. There was an increase of spot activity in the first quarter of 2022 with 34 spot fixtures versus 30 spot fixtures in the fourth quarter of 2021. For the 34 spot fixtures, 17 were performed by tankers and the remaining were performed by ATBs. The availability of tankers and ATBs in the spot market was significantly reduced by the end of the first quarter of 2022 due to charterers securing term contracts in favor of relying on the spot market.

Our vessels, excluding vessels in layup, were employed for 98% of available days during the first quarter of 2022, with 34 of a total 1,583 available days (available days excludes 49 days vessels were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act vessel orders as of March 31, 2022.

Delaware Bay lightering volumes averaged 71,000 b/d in the first quarter of 2022 compared with 66,000 b/d in the first quarter of 2021. Refinery demand for crude oil has increased from the lower demand levels in the first quarter of 2021 caused by COVID-19. We have contract minimums with our refinery customers that compensate us for barrels not lightered below those minimum amounts.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. There have been no changes to the Company’s critical accounting estimates disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2021.

Results of Vessel Operations

During the three months ended March 31, 2022, shipping revenues increased by $22,726, or 28.0%, compared to the same period in 2021. The increase primarily resulted from a 369-day decrease in layup days as we had fewer vessels in layup during the first quarter of 2022 compared to the first quarter of 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. During the first quarter of 2021, we had seven vessels in layup. Additionally, the increase in revenues resulted from five Military Sealift Command voyages, which were longer international voyages, during the first quarter of 2022 compared to no such voyages during the same period in 2021 and an increase in Delaware Bay lightering volumes. The increase was partially offset by one less MR tanker in our fleet, Overseas Gulf Coast, which was sold during the second quarter of 2021. We continued to see an increase in demand during the first quarter of 2022 and as a result, we expect our two remaining vessels in layup to return to service during the second quarter of 2022.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2022	2021
Time charter equivalent revenues	$93,925	$65,513
Add: Voyage expenses	10,074	15,760
Shipping revenues	$103,999	$81,273

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2022 and 2021 between spot and fixed earnings and the related revenue days.

	2022		2021
Three Months Ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$57,368	$58,228	$24,467	$65,165
Revenue days	411	545	148	477
Non-Jones Act Handysize Product Carriers:
Average rate	$44,075	$17,469	$14,958	$7,044
Revenue days	180	90	180	177
ATBs:
Average rate	$—	$34,854	$—	$32,339
Revenue days	—	178	—	180
Lightering:
Average rate	$74,311	$—	$92,524	$—
Revenue days	90	—	73	—
Alaska (a):
Average rate	$—	$58,996	$—	$58,743
Revenue days	—	269	—	238

(a) Excludes one Alaska vessel currently in layup.

During the first quarter of 2022, TCE revenues increased by $28,412, or 43.4%, to $93,925 from $65,513 in the first quarter of 2021. The increase primarily resulted from a 369-day decrease in layup days as we had fewer vessels in layup during the first quarter of 2022 compared to the first quarter of 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. During the first quarter of 2021, we had seven vessels in layup. Additionally, the increase in TCE revenues resulted from five Military Sealift Command voyages, which were longer international voyages, during the first quarter of 2022 compared to no such voyages during the same period in 2021 and an increase in Delaware Bay lightering volumes. The increase was partially offset by one less MR tanker in our fleet, Overseas Gulf Coast, which was sold during the second quarter of 2021. We continued to see an increase in demand during the first quarter of 2022 and as a result, we expect our two remaining vessels in layup to return to service during the second quarter of 2022.

Voyage expenses decreased by $5,686, or 36.1%, in the first quarter of 2022 to $10,074 compared to $15,760 in the first quarter of 2021, primarily related to no expenses for oil pollution mitigation services for the Alaskan tankers in the first quarter of 2022 compared to $10,309 of these expenses during the first quarter of 2021. These expenses were passed through to the charterer each month, however, the charterer is now paying the expenses directly to the vendor. Additionally, voyage expenses increased due to increases in fuel and port expenses related to more voyage charters performed by our vessels during the first quarter of 2022 compared to the same period in 2021 and freight brokerage fees due to removing vessels from layup during the first quarter of 2022.

Vessel expenses increased by $8,991, or 28.3%, in the first quarter of 2022 to $40,798 compared to $31,807 in the first quarter of 2021, primarily due to an increase in crewing costs. The increase in crewing costs was related to fewer vessels in layup during the first quarter of 2022 compared to the first quarter of 2021.

Depreciation and amortization increased by $1,174, or 7.7%, to $16,493 in the first quarter of 2022 compared to $15,319 in the first quarter of 2021. The increase primarily resulted from an increase in amortization of drydock costs.

Our two U.S. Flag Product Carriers participate in the MSP, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For 2022, we expect to receive up to $5,300 for each vessel. During 2021, the stipend we received was $5,250 for each vessel. We do not receive a stipend for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses

During the first quarter of 2022, general and administrative expenses increased by $573, or 9.0%, to $6,938 from $6,365 in the first quarter of 2021. The increase was primarily driven by an increase in compensation and benefit costs due to annual compensation adjustments and increased staff levels.

Loss on Disposal of Vessels and Other Property, Including Impairments, Net

Loss on disposal of vessels and other property, including impairments, net was $0 for the three months ended March 31, 2022 compared to $5,493 for the three months ended March 31, 2021. The decrease was primarily a result of a loss of $5,446 we recorded for the planned disposition of the Overseas Gulf Coast based on a firm offer we received to sell it during the first quarter of 2021.

Interest Expense

Interest expense was $8,365 for the three months ended March 31, 2022 compared with $6,370 for the three months ended March 31, 2021. The increase in interest expense was primarily due to a higher rate of interest on our term loan, due 2028, which we entered into in September 2021, compared to the rate of interest we were paying during the first quarter of 2021 on our term loan, due 2023. The term loan, due 2023 was paid off with proceeds from the term loan, due 2028. The increase was partially offset by a decrease in interest expense related to prepayments of $16,000 and $3,000 we made on the Alaska tankers term loan, due 2025, and OSG 204 LLC term loan, due 2025, in September 2021 and November 2021, respectively.

Income Taxes

For the three months ended March 31, 2022 and 2021, we recorded income tax benefits of $59 and $6,169, respectively, which represented effective tax rates of 10% and 28%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the tonnage tax exclusion and current state discrete expense. The effective tax rate for the three months ended March 31, 2022 was less than the statutory rate due to the tonnage tax exclusion and state expense. The effective tax rate for the three months ended March 31, 2021 was more than the statutory rate due to the tonnage tax exclusion and state benefit.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2022 was approximately $(57,000) compared with approximately $(67,000) at December 31, 2021. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $40,000 at March 31, 2022 compared to $37,000 at December 31, 2021. The increase in working capital was primarily due to an increase in receivables related to the timing of collection from our customers and a decrease in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made at March 31, 2022 compared to December 31, 2021.

As of March 31, 2022, we had total liquidity on a consolidated basis comprised of $76,836 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of March 31, 2022, we had total debt outstanding (net of deferred financing costs) of $439,332 and a total debt to total capitalization of 56.5%, compared to $444,740 and 56.7%, respectively, at December 31, 2021.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the three months ended March 31, 2022 was $1,785. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2021 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors from those disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes.

Period	Total Number Shares of Class A Withheld	Average Price Paid per Share of Class A
January 1, 2022 through January 31, 2022	64	$1.79
February 1, 2022 through February 28, 2022	24,876	$1.92
March 1, 2022 through March 31, 2022	154,100	$2.10
	179,040	$2.07

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer - rev. 2022.

10.2	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR - rev. 2022.

10.3	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC - rev. 2022.

10.4	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Award Agreement Form Retention-TB-Officer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 9, 2022	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 9, 2022	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

