Form 10-Q
period 2022-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2022-08-08
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s Class A common stock, par value $0.01, as of August 4, 2022: 88,162,826 shares. Excluded from this amount are warrants outstanding as of August 4, 2022 for the purchase of 3,619,838 shares of Class A common stock for nominal consideration.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,441	$83,253
Voyage receivables, including unbilled of $7,067 and $3,777, net of reserve for doubtful accounts	17,152	14,586
Income tax receivable	1,883	1,882
Other receivables	11,210	5,816
Inventories, prepaid expenses and other current assets	6,932	3,438
Total Current Assets	121,618	108,975
Vessels and other property, less accumulated depreciation	742,834	761,777
Deferred drydock expenditures, net	41,940	43,342
Total Vessels, Other Property and Deferred Drydock	784,774	805,119
Intangible assets, less accumulated amortization	20,317	22,617
Operating lease right-of-use assets, net	112,198	152,027
Other assets	25,002	26,991
Total Assets	$1,063,909	$1,115,729
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$47,850	$49,901
Current portion of operating lease liabilities	87,054	100,010
Current portion of finance lease liabilities	4,001	4,000
Current installments of long-term debt	22,966	22,225
Total Current Liabilities	161,871	176,136
Reserve for uncertain tax positions	182	179
Noncurrent operating lease liabilities	45,003	73,150
Noncurrent finance lease liabilities	17,748	18,998
Long-term debt	411,137	422,515
Deferred income taxes, net	64,260	63,744
Other liabilities	20,513	22,393
Total Liabilities	720,714	777,115
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 87,974,424 and 87,170,463 shares issued and outstanding)	880	872
Paid-in additional capital	596,399	594,386
Accumulated deficit	(256,356)	(259,587)
Treasury stock, 145,741 shares, at cost	(310)	—
	340,613	335,671
Accumulated other comprehensive loss	2,582	2,943
Total Equity	343,195	338,614
Total Liabilities and Equity	$1,063,909	$1,115,729

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shipping Revenues:

Time and bareboat charter revenues	$82,969	$62,806	$140,204	$126,594
Voyage charter revenues	35,016	25,553	81,779	43,039
	117,985	88,359	221,983	169,633

Operating Expenses:
Voyage expenses	14,742	16,668	24,816	32,428
Vessel expenses	44,153	34,002	84,950	65,809
Charter hire expenses	22,350	22,595	44,346	44,913
Depreciation and amortization	16,663	15,068	33,156	30,387
General and administrative	7,435	6,004	14,373	12,370
(Gain)/loss on disposal of vessels and other property, including impairments, net	—	(196)	—	5,298
Total operating expenses	105,343	94,141	201,641	191,205
Operating income/(loss)	12,642	(5,782)	20,342	(21,572)
Other (expense)/income, net	(16)	(111)	81	11
Income/(loss) before interest expense and income taxes	12,626	(5,893)	20,423	(21,561)
Interest expense	(8,275)	(7,317)	(16,640)	(13,687)
Income/(loss) before income taxes	4,351	(13,210)	3,783	(35,248)
Income tax (expense)/benefit	(611)	2,511	(552)	8,681
Net income/(loss)	$3,740	$(10,699)	$3,231	$(26,567)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	91,254,864	90,612,019	90,984,407	90,363,243
Diluted - Class A	92,607,727	90,612,019	92,345,481	90,363,243
Per Share Amounts:
Basic and diluted net income/(loss) - Class A	$0.04	$(0.12)	$0.04	$(0.29)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$3,740	$(10,699)	$3,231	$(26,567)
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(181)	(180)	(361)	(360)
Net change in unrecognized actuarial losses	-	81	-	162
Other comprehensive loss	(181)	(99)	(361)	(198)
Comprehensive income/(loss)	$3,559	$(10,798)	$2,870	$(26,765)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$3,231	$(26,567)
Items included in net income not affecting cash flows:
Depreciation and amortization	33,156	30,387
Loss on disposal of vessels and other property, including impairments, net	—	5,298
Amortization of debt discount and other deferred financing costs	554	1,252
Compensation relating to restricted stock awards and stock option grants	2,391	1,270
Deferred income tax expense/(benefit)	519	(8,679)
Interest on finance lease liabilities	826	914
Non-cash operating lease expense	44,874	45,672
Payments for drydocking	(7,386)	(14,222)
Operating lease liabilities	(45,935)	(45,957)
Changes in operating assets and liabilities, net	(15,061)	63
Net cash provided by/(used in) operating activities	17,169	(10,569)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(2,046)	(5,101)
Proceeds from disposals of vessels and other property	—	32,128
Net cash (used in)/provided by investing activities	(2,046)	27,027
Cash Flows from Financing Activities:
Payments on debt	(10,930)	(19,251)
Tax withholding on share-based awards	(371)	(402)
Payments on principal portion of finance lease liabilities	(2,063)	(2,063)
Deferred financing costs paid for debt amendments	(261)	(2,429)
Extinguishment of debt	—	(301)
Purchases of treasury stock under the stock repurchase program	(310)	—
Net cash used in financing activities	(13,935)	(24,446)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,188	(7,988)
Cash, cash equivalents and restricted cash at beginning of period	83,253	69,819
Cash, cash equivalents and restricted cash at end of period	$84,441	$61,831

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income (3)	Total
Balance at December 31, 2020	$864	$592,564	$(213,335)	$—	$(282)	$379,811
Net income	—	—	(15,868)	—	—	(15,868)
Other comprehensive income	—	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(407)	—	—	—	(402)
Compensation related to Class A restricted stock awards	—	575	—	—	—	575
Balance at March 31, 2021	869	592,732	(229,203)	—	(381)	364,017
Net income	—	—	(10,699)	—	—	(10,699)
Other comprehensive income	—	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—	—	—	(1)
Compensation related to Class A restricted stock awards	—	695	—	—	—	695
Balance at June 30, 2021	$871	$593,424	$(239,902)	$—	$(480)	$353,913

Balance at December 31, 2021	$872	$594,386	$(259,587)	$—	$2,943	$338,614
Net loss	—	—	(509)	—	—	(509)
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(375)	—	—	—	(370)
Compensation related to Class A restricted stock awards	—	656	—	—	—	656
Balance at March 31, 2022	877	594,667	(260,096)	—	2,763	338,211
Net income	—	—	3,740	—	—	3,740
Other comprehensive loss	—	—	—	—	(181)	(181)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—	0
Compensation related to Class A restricted stock awards	—	1,735	—	—	—	1,735
Purchases under the stock repurchase program	—	—	—	(310)	—	(310)
Balance at June 30, 2022	$880	$596,399	$(256,356)	$(310)	$2,582	$343,195

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 87,974,424 and 87,146,851 Class A shares outstanding as of June 30, 2022 and 2021, respectively.
(2)	Includes 19,051,778 and 19,235,764 outstanding Class A warrants as of June 30, 2022 and 2021, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

The Russian invasion of Ukraine has disrupted markets and resulted in volatile oil prices. Petroleum product flows have shifted due to governmental sanctions as well as self-imposed sanctions by oil companies and traders. Our disclosures throughout describe its effects on our business.

Note 2 — Recently Issued Accounting Standards

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which allows a two-bucket approach for determining the effective dates of these accounting standards. Under this approach, the buckets would be defined as follows:

Bucket 1— All public business entities (“PBEs”) that are SEC filers (as defined in GAAP), excluding smaller reporting companies (“SRCs”) (as defined by the Securities and Exchange Commission (“SEC”). The credit losses standard became effective January 1, 2020.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Time and bareboat charter revenues	$82,969	$62,806	$140,204	$126,594
Voyage charter revenues (1)	19,476	13,405	55,371	20,443
Contracts of affreightment (“COA”) revenues	15,540	12,148	26,408	22,596
Total shipping revenues	$117,985	$88,359	$221,983	$169,633

(1)	For the three months ended June 30, 2022, the Company did not have any revenue related to short-term time charter contracts, which are time charter contracts for a period of less than 90 days, included in voyage charter revenues. For the six months ended June 30, 2022, voyage charter revenues include revenue related to short-term time charter contracts of $16,599. For the three and six months ended June 30, 2021, voyage charter revenues include revenue related to short-term time charter contracts of $2,530 and $5,394, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Voyage Receivables

As of June 30, 2022 and December 31, 2021, contract balances from contracts with customers consisted of voyage receivables of $12,384 and $8,227, respectively, net of reserves of $164 and $150, respectively, for doubtful accounts for voyage charters and lightering contracts.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, the Company expects to recognize revenue of approximately $7,610 for the remainder of 2022 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of June 30, 2022, there were 4,268,193 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of June 30, 2021, there were 3,380,708 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$3,740	$(10,699)	$3,231	$(26,567)

Weighted average common shares outstanding:
Class A common stock - basic	91,254,864	90,612,019	90,984,407	90,363,243
Class A common stock - diluted	92,607,727	90,612,019	92,345,481	90,363,243

For the three and six months ended June 30, 2022, there were dilutive equity awards outstanding covering 1,352,863 and 1,361,074 shares, respectively. Awards of 495,832 and 728,988 shares (related to restricted stock units and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, awards under which 2,056,586 shares and 1,969,992 shares, respectively, may be issued related to restricted stock units and stock options were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the periods.

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

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
June 30, 2022:
Assets
Cash and cash equivalents (1)	$84,441	$84,441	$—
Total	$84,441	$84,441	$—
Liabilities
Term loan, due 2024, net	$20,994	$—	$20,006
Alaska tankers term loan, due 2025, net	27,792	—	25,566
OSG 204 LLC term loan, due 2025, net	25,628	—	24,289
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	45,377	—	42,574
Term loan, due 2028, net	313,922	—	315,550
Unsecured senior notes, net	390	—	388
Total	$434,103	$—	$428,373

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2021:
Assets
Cash and cash equivalents (1)	$83,253	$83,253	$—
Total	$83,253	$83,253	$—
Liabilities
Term loan, due 2024, net	$21,633	$—	$21,229
Alaska tankers term loan, due 2025, net	30,236	—	28,695
OSG 204 LLC term loan, due 2025, net	26,231	—	25,265
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	46,380	—	47,863
Term loan, due 2028, net	319,870	—	321,630
Unsecured senior notes, net	390	—	399
Total	$444,740	$—	$445,081

(1)	Includes current and non-current restricted cash aggregating $67 and $81 at June 30, 2022 and December 31, 2021, respectively. Restricted cash as of June 30, 2022 and December 31, 2021 was related to the Company’s unsecured senior notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the second quarter of 2022, the Company considered whether events or changes in circumstances had occurred since December 31, 2021 that could indicate the carrying amounts of the vessels, including operating right-of-use assets, in the Company’s fleet and whether the carrying value of the Company’s intangible assets may not be recoverable as of June 30, 2022. The Company concluded that no such events or changes in circumstances had occurred.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 6 — Taxes

For the three months ended June 30, 2022 and 2021, the Company recorded an income tax (provision)/benefit of $(611) and $2,511, respectively, which represented effective tax rates of 14% and 19%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax (provision)/benefit of $(552) and $8,681, respectively, which represented effective tax rates of 15% and 25%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was substantially due to the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2022 was less than the statutory rate due to the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit.

Note 7 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

On June 13, 2022, the Company’s Board of Directors authorized a program to purchase up to five million shares of the Company’s common stock.

Under the program, the Company may repurchase shares from time to time in open market transactions (including the use of trading plans under SEC Rule 10b5-1) or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors, such as price, in accordance with applicable laws. The program has no time limit, may be suspended, modified or discontinued at any time, and does not obligate the Company to purchase any particular amount of its common stock. The Company intends to fund the share repurchase program with excess cash. For the three and six months ended June 30, 2022, the Company repurchased 145,741 shares at an average price of $2.10 per share.

During the six months ended June 30, 2022 and 2021, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 179,040 and 185,459, respectively, shares of Class A common stock at average prices of $2.07 and $2.18 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

During the six months ended June 30, 2022, the Company issued 11,179 shares of Class A common stock as a result of the exercise of 59,124 Class A warrants. During the six months ended June 30, 2021, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants.

Management Incentive Compensation Plan

On June 1, 2022, at the annual stockholders meeting, the Company’s stockholders approved an increase of five million shares to the number of shares available for issuance under the Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan for Management.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

On June 1, 2022 and May 27, 2021, the Company awarded 305,000 and 275,800 time-based RSUs, respectively, to its non-employee directors. The grant date fair values of these awards were $2.09 and $2.29 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units and Stock Options

During the six months ended June 30, 2022 and 2021, the Company granted RSUs to its employees, including senior officers, covering 718,360 and 552,844 shares, respectively. The grant date fair values of these awards were $2.09 and $2.36 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award vests in approximately equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2022 and 2021, the Company awarded performance-based RSUs to its senior officers of 518,600 and 363,238 shares, respectively, (up to a maximum of 777,900 and 544,857 shares, respectively). Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period. The grant date fair values of the awards, which have a market condition, were determined to be $2.09 and $2.36 per RSU, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the six months ended June 30, 2022, the Company awarded RSUs to its senior officers covering 576,981 shares. The grant date fair value of these awards was $2.09. Each award of RSUs vest as follows: i.) 20% vests on the first anniversary of the grant date, ii.) 30% vests on the second anniversary of the grant date, and iii.) 50% vests on the third anniversary of the grant date. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting.

During the six months ended June 30, 2021, the Company awarded performance-based RSUs to its senior officers covering 590,251 shares. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals that must be achieved over an 18-month performance period.

Note 8 — Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	June 30, 2022	December 31, 2021
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$2,582	$2,943
Accumulated other comprehensive income	$2,582	$2,943

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and six months ended June 30, 2022 and 2021:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of March 31, 2022	$2,763
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(181)
Total change in accumulated other comprehensive income	(181)
Balance as of June 30, 2022	$2,582

Balance as of March 31, 2021	$(381)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(99)
Total change in accumulated other comprehensive loss	(99)
Balance as of June 30, 2021	$(480)

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(361)
Total change in accumulated other comprehensive income	(361)
Balance as of June 30, 2022	$2,582

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(198)
Total change in accumulated other comprehensive loss	(198)
Balance as of June 30, 2021	$(480)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 9 — Leases

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and six months ended June 30, 2022 was equal to income from lease payments of $82,913 and $139,821, respectively, plus straight-line adjustments of $56 and $383, respectively. For the three and six months ended June 30, 2021, total time charter revenue was equal to income from lease payments of $62,705 and $126,122, respectively, plus straight-line adjustments of $101 and $472, respectively.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our Form 10-K. Other factors besides those listed in our Form 10-K and in our quarterly reports also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	the inability to attract or retain qualified mariners, as a result of labor shortages, competition to hire mariners, and other influences on the labor pool and associated costs;
●	volatility in supply and demand in the crude oil market worldwide or in the specialized markets in which the Company currently trades, which could also affect the nature and severity of certain factors listed below;
●	uncertain economic, political and governmental conditions in the United States or abroad, and conditions in the oil and natural gas industry, such as the Russia/Ukraine conflict, reactions to the COVID-19 pandemic, geopolitical developments, or otherwise;
●	public health threats, particularly the COVID-19 pandemic, which have impacted and continue to impact the Company in many ways, including those noted below, as well as by increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	increasing operating costs, unexpected drydock costs, and/or increasing capital expenses as a result of supply chain limitations, lack of availability of materials and of qualified contractors and technical experts, the consolidation of suppliers, inflation, the age of the Company’s vessels, including increases due to limited shipbuilder warranties, or the refusal of certain customers to use vessels of a certain age;
●	work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries, or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	the inability to clear oil majors’ risk assessment processes;
●	challenges associated with compliance with complex environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment, and corresponding expected increases in expenses, which expenses cannot be predicted at this time but are expected to be substantial;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future or to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the highly cyclical nature of OSG’s industry;
●	significant fluctuations in the market value of our vessels;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms, or to compete effectively for charters;
●	the loss of or reduction in business with any one of our large customers, changes in credit risk with respect to the Company’s counterparties on contracts, or the failure of counterparties to meet their obligations;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act which result in restrictions on foreign ownership of the Company’s common stock;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements; and
●	the Company’s ability to use its net operating loss carryforwards.

The Company assumes no obligation to update or revise any forward-looking statements, except as may be required by law. Forward-looking statements in this Quarterly Report on Form 10-Q and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Quarterly Report on Form 10-Q are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports filed by the Company with the SEC.

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

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021. You should consider this when reviewing the condensed consolidated financial statements, including the notes thereto, and this discussion and analysis. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

The ongoing COVID-19 pandemic has severely impacted, and continues to impact, global and national economies and our industry. The rapid demand destruction experienced in 2020 has been followed by a slow recovery, with increases in refinery operations and end user demand for transportation fuels and customers favoring shorter term agreements. During the second quarter of 2022, we started to see a resumption of more typical customer behavior, with charterers entering into longer term time charter agreements.

During the pandemic we placed seven vessels in layup in order to allow us to reduce the operating costs associated with vessels that were without charter. As demand returned, in the fall of 2021 we began to bring vessels out of layup and operate them in the spot market. In January 2022 and late February 2022, two more vessels came out of layup. We continued to see an increase in demand during the first half of 2022 and as a result, our last two vessels in layup returned to service in May 2022.

During the COVID-19 pandemic and continuing today, we implemented procedures to protect the health and safety of our employees, crew and contractors, as mandated or recommended by the Centers for Disease Control and Prevention, the U.S. Coast Guard, local ports and shipyards, and country- and state-specific requirements. COVID-19 has continued to impact planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue and may increase.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. We seek to have a majority of available vessel operating days covered with time charters or contracts of affreightment, but if such charters are not remunerative, or prove achievable under certain market conditions, some of our vessels may operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

The increase in demand for Jones Act tankers and ATBs that started in the fourth quarter of 2021 and continued into the second quarter of 2022 has caused charterers to secure time charter contracts rather than relying on the spot market. This resulted in fewer vessels available in the spot market and spot activity decreased from 34 spot fixtures in the first quarter of 2022 to 15 in the second quarter of 2022. For the 15 spot fixtures, four were performed by tankers and the remaining were performed by ATBs.

Our last two vessels remaining in layup were returned to service in May 2022. Our other vessels were employed for 97% of available days during the second quarter of 2022, with 54 of a total 1,749 available days (which excludes 63 days vessels were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act vessel orders as of June 30, 2022.

Delaware Bay lightering volumes averaged 71,000 b/d in the second quarter of 2022 compared with 81,000 b/d in the second quarter of 2021. The decrease is attributed to the change in parcel sizes due to an increase in lightering heavier crude. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. There have been no changes to the Company’s critical accounting estimates disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2021.

Results of Vessel Operations

During the three and six months ended June 30, 2022, shipping revenues increased by $29,626 and $52,350, or 33.5% and 30.9%, respectively, compared to the same periods in 2021. The increases primarily resulted from 555-day and 924-day decreases, respectively, in layup days as we had fewer vessels in layup compared to the same periods in 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. We had seven vessels in layup during the first six months of 2021.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Time charter equivalent revenues	$103,243	$71,691	$197,167	$137,205
Add: Voyage expenses	14,742	16,668	24,816	32,428
Shipping revenues	$117,985	$88,359	$221,983	$169,633

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2022 and 2021 between spot and fixed earnings and the related revenue days.

	2022		2021
Three Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$48,256	$60,611	$32,613	$65,822
Revenue days	119	935	182	455
Non-Jones Act Handysize Product Carriers:
Average rate	$42,264	$32,286	$33,437	$12,417
Revenue days	182	91	187	159
ATBs:
Average rate	$—	$34,939	$—	$32,087
Revenue days	—	181	—	182
Lightering:
Average rate	$58,974	$—	$87,948	$—
Revenue days	129	—	91	—
Alaska (a):
Average rate	$—	$60,010	$—	$58,753
Revenue days	—	266	—	228

16

	2022		2021
Six Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$55,325	$59,442	$28,964	$65,486
Revenue days	529	1,487	330	932
Non-Jones Act Handysize Product Carriers:
Average rate	$43,164	$24,909	$24,383	$9,586
Revenue days	362	181	367	336
ATBs:
Average rate	$—	$34,897	$—	$32,213
Revenue days	—	359	—	362
Lightering:
Average rate	$62,613	$—	$81,339	$—
Revenue days	228	—	181	—
Alaska (a):
Average rate	$—	$59,500	$—	$58,748
Revenue days	—	535	—	466

a) Excludes one Alaska vessel currently in layup.

During the second quarter of 2022, TCE revenues increased by $31,552, or 44.0%, to $103,243 from $71,691 in the second quarter of 2021. The increase primarily resulted from a 555-day decrease in layup days as we had fewer vessels in layup during the second quarter of 2022 compared to the second quarter of 2021. During the second quarter of 2022, we had two vessels in layup for 82 days of the quarter. These two vessels came out of layup in May 2022. During the second quarter of 2021, we had seven vessels in layup. Additionally, the increase in TCE revenues resulted from two full Government of Israel voyages and one partial Government of Israel voyage during the second quarter of 2022 that overlapped into the third quarter, compared to one such voyage during the same period in 2021 and an increase in average daily rates earned by our fleet. The increase was partially offset by (a) a 17-day increase in scheduled drydocking, (b) a 14-day increase in repair days, (c) one less MR tanker in our fleet, Overseas Gulf Coast, which was sold in mid-June 2021 and (d) a decrease in Delaware lightering volumes and a decrease in the price per barrel lightered during the second quarter of 2022 compared to the second quarter of 2021.

Voyage expenses decreased by $1,926, or 11.6%, in the second quarter of 2022 to $14,742 compared to $16,668 in the second quarter of 2021, primarily related to an absence of expenses for oil pollution mitigation services for the Alaskan tankers in the second quarter of 2022 compared to $10,301 of these expenses during the second quarter of 2021. These expenses were previously passed through to the charterer each month; however, the charterer is now paying the expenses directly to the vendor. The decrease was partially offset by increases in fuel and port expenses related to higher fuel prices and longer voyages during the second quarter of 2022 compared to the same period in 2021 and an increase in freight brokerage fees due to removing vessels from layup during the second quarter of 2022.

Vessel expenses increased by $10,151, or 29.8%, in the second quarter of 2022 to $44,153 compared to $34,002 in the second quarter of 2021, primarily due to an increase in crewing costs. The increase in crewing costs was related to fewer vessels in layup during the second quarter of 2022 compared to the second quarter of 2021.

Depreciation and amortization increased by $1,595, or 10.6%, to $16,663 in the second quarter of 2022 compared to $15,068 in the second quarter of 2021. The increase primarily resulted from an increase in amortization of drydock costs.

During the first six months of 2022, TCE revenues increased $59,962, or 43.7%, to $197,167 from $137,205 in the first six months of 2021. The increase primarily resulted from a 924-day decrease in layup days as we had fewer vessels in layup during the first six months of 2022 compared to the same period in 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. We had seven vessels in layup during the first six months of 2021. Additionally, the increase in TCE revenues resulted from six full Military Sealift Command voyages and one partial Military Sealift Command voyage that overlapped into the third quarter, which were longer international voyages, during the first six months ended 2022 compared to two such voyages during the same period in 2021 and three full Government of Israel voyages and one partial Government of Israel voyage that overlapped into the third quarter during the first six months of 2022 compared to two such voyages during the same period in 2021. The increase was partially offset by (a) one less MR tanker in our fleet, Overseas Gulf Coast, which was sold in mid-June 2021, (b) a 24-day increase in scheduled drydocking, (c) a 16-day increase in repair days and (d) a decrease in Delaware lightering volumes and decreases in the price per barrel lightered for lightering contracts entered into during 2022 compared to 2021.

Voyage expenses decreased by $7,612, or 23.5%, in the first six months of 2022 to $24,816 compared to $32,428 in the first six months of 2021, primarily related to an absence of expenses for oil pollution mitigation services for the Alaskan tankers in the second quarter of 2022 compared to $20,610 of these expenses during the first six months of 2021. These expenses were previously passed through to the charterer each month; however, the charterer is now paying the expenses directly to the vendor. The decrease was partially offset by increases in fuel and port expenses related to higher fuel prices and more voyage charters performed by our vessels during the first six months of 2022 compared to the same period in 2021 and an increase in freight brokerage fees due to removing vessels from layup during the first six months of 2022.

Vessel expenses increased by $19,141, or 29.1%, for the six months ended June 30, 2022 to $84,950 compared to $65,809 for the six months ended June 30, 2021, primarily due to an increase in crewing costs. The increase in crewing costs was related to fewer vessels in layup during the first six months of 2022 compared to the first six months of 2021.

Depreciation and amortization increased by $2,769, or 9.1%, to $33,156 in the first six months of 2022 compared to $30,387 in the first six months of 2021. The increase primarily resulted from an increase in amortization of drydock costs.

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

General and Administrative Expenses

General and administrative expenses were $7,435 and $14,373 for the three and six months ended June 30, 2022, respectively, compared with $6,004 and $12,370 for the three and six months ended June 30, 2021, respectively. The increases were primarily driven by an increase in compensation and benefit costs related to the recognition of stock compensation costs for performance-based RSUs due to the fact that at June 30, 2022 it became probable that some of the operational and financial goals were met.

(Gain)/Loss on Disposal of Vessels and Other Property, Including Impairments, Net

(Gain)/loss on disposal of vessels and other property, including impairments, net was $0 for the three months ended June 30, 2022 compared to $(196) for the three months ended June 30, 2021, primarily related to a gain recognized on the sale of the Overseas Gulf Coast. We recognized a loss of $5,446 during the first quarter of 2021 due to the anticipated sale of this vessel for $31,850, net of broker commissions; however, the vessel sold during the second quarter of 2021 for $32,128, net of broker commissions and other fees, resulting in a gain.

For the six months ended June 30, 2022, (gain)/loss on disposal of vessels and other property, including impairments, net was $0 compared to $5,298 for the six months ended June 30, 2021. The increase was a result of the sale of the Overseas Gulf Coast during the second quarter of 2021 for $32,128, net of broker commissions and other fees.

Interest Expense

Interest expense was $8,275 and $16,640 for the three and six months ended June 30, 2022, respectively, compared with $7,317 and $13,687 for the three and six months ended June 30, 2021, respectively. The increases in interest expense were primarily due to a higher rate of interest on our term loan, due 2028, which we entered into in September 2021 (the “New Term Loan”), during the three and six months ended June 30, 2022 compared to the rate of interest we were paying on our prior term loan, due 2023, during the same period in 2021. The prior term loan, due 2023 was paid off with proceeds from the New Term Loan. The increases were partially offset by decreases in interest expense related to the replacement and payoff of our term loan, due 2026, with proceeds from the New Term Loan in September 2021 and a prepayment of $16,000 we made on the Alaska tankers term loan, due 2025, in September 2021.

Income Taxes

For the three months ended June 30, 2022 and 2021, we recorded an income tax (provision)/benefit of $(611) and $2,511, respectively, which represented effective tax rates of 14% and 19%, respectively. For the six months ended June 30, 2022 and 2021, we recorded an income tax (provision)/benefit of $(552) and $8,681, respectively, which represented effective tax rates of 15% and 25%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was substantially due to the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2022 was less than the statutory rate due to the tonnage tax exclusion. The effective tax rate for the six months ended June 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2022 was approximately $(40,000) compared with approximately $(67,000) at December 31, 2021. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $51,000 at June 30, 2022 compared to $37,000 at December 31, 2021. The increase in working capital was primarily due to an increase in receivables related to the timing of collection from our customers and a decrease in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made through June 30, 2022 compared to December 31, 2021.

As of June 30, 2022, we had total liquidity on a consolidated basis comprised of $84,374 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of June 30, 2022, we had total debt outstanding (net of deferred financing costs) of $434,103 and a total debt to total capitalization of 55.8%, compared to $444,740 and 56.7%, respectively, at December 31, 2021.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the six months ended June 30, 2022 was $17,169. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings, and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards, and repay our outstanding loan facilities. We also use capital to comply with environmental laws and regulations, and we expect that the costs of such compliance will continue to increase; further, while it is not possible to determine the amounts of such costs for any future period, we believe that they are likely to be substantial. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2022, our Board of Directors authorized a program to purchase up to five million shares of our common stock. Under the program, we may repurchase shares from time to time in open market transactions (including the use of trading plans under SEC Rule 10b5-1) or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors, such as price, in accordance with applicable laws. The program has no time limit, may be suspended, modified or discontinued at any time, and does not obligate us to purchase any particular amount of our common stock. We intend to fund the share repurchase program with excess cash.

During the three months ended June 30, 2022, purchases of our common stock under the share repurchase program were as follows:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
April 1, 2022 through April 30, 2022	-	$-
May 1, 2022 through May 31, 2022	-	$-
June 1, 2022 through June 30, 2022	145,741	$2.10
	145,741	$2.10

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 8, 2022	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: August 8, 2022	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

