Form 10-Q
period 2022-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2022-11-03
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer’s Class A common stock, par value $0.01, as of November 1, 2022: 84,518,552 shares. Excluded from this amount are warrants outstanding as of November 1, 2022 for the purchase of 3,619,838 shares of Class A common stock for nominal consideration.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$73,682	$83,253
Voyage receivables, including unbilled of $6,185 and $3,777, net of reserve for doubtful accounts	22,338	14,586
Income tax receivable	1,886	1,882
Other receivables	10,325	5,816
Inventories, prepaid expenses and other current assets	4,506	3,438
Total Current Assets	112,737	108,975
Vessels and other property, less accumulated depreciation	734,204	761,777
Deferred drydock expenditures, net	42,135	43,342
Total Vessels, Other Property and Deferred Drydock	776,339	805,119
Intangible assets, less accumulated amortization	19,167	22,617
Operating lease right-of-use assets, net	94,425	152,027
Investment security to be held to maturity	14,803	—
Other assets	25,339	26,991
Total Assets	$1,042,810	$1,115,729
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$46,342	$49,901
Current portion of operating lease liabilities	80,809	100,010
Current portion of finance lease liabilities	4,001	4,000
Current installments of long-term debt	23,346	22,225
Total Current Liabilities	154,498	176,136
Reserve for uncertain tax positions	184	179
Noncurrent operating lease liabilities	32,954	73,150
Noncurrent finance lease liabilities	17,102	18,998
Long-term debt	405,441	422,515
Deferred income taxes, net	65,737	63,744
Other liabilities	20,626	22,393
Total Liabilities	696,542	777,115
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 88,297,439 and 87,170,463 shares issued; 84,518,552 and 87,170,463 shares outstanding)	883	872
Paid-in additional capital	597,117	594,386
Accumulated deficit	(243,108)	(259,587)
Treasury stock, 3,778,887 shares, at cost	(11,026)	—
	343,866	335,671
Accumulated other comprehensive loss	2,402	2,943
Total Equity	346,268	338,614
Total Liabilities and Equity	$1,042,810	$1,115,729

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shipping Revenues:

Time and bareboat charter revenues	$92,730	$64,535	$232,934	$191,130
Voyage charter revenues	30,329	29,432	112,108	72,469
	123,059	93,967	345,042	263,599
Operating Expenses:
Voyage expenses	7,997	18,602	32,813	51,030
Vessel expenses	45,430	36,006	130,380	101,815
Charter hire expenses	22,743	22,806	67,089	67,719
Depreciation and amortization	17,902	15,526	51,058	45,913
General and administrative	6,556	5,707	20,929	18,076
Loss on disposal of vessels and other property, including impairments, net	—	960	—	6,257
Total operating expenses	100,628	99,607	302,269	290,810
Operating income/(loss)	22,431	(5,640)	42,773	(27,211)
Loss on extinguishment of debt, net	—	(7,961)	—	(7,961)
Other income, net	568	129	649	140
Income/(loss) before interest expense and income taxes	22,999	(13,472)	43,422	(35,032)
Interest expense	(8,229)	(7,052)	(24,869)	(20,739)
Income/(loss) before income taxes	14,770	(20,524)	18,553	(55,771)
Income tax (expense)/benefit	(1,522)	4,515	(2,074)	13,195
Net income/(loss)	$13,248	$(16,009)	$16,479	$(42,576)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	88,174,640	90,808,080	87,579,624	90,513,150
Diluted - Class A	90,349,567	90,808,080	89,211,983	90,513,150
Per Share Amounts:
Basic net income/(loss) - Class A	$0.15	$(0.18)	$0.19	$(0.47)
Diluted net income/(loss) - Class A	$0.15	$(0.18)	$0.18	$(0.47)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$13,248	$(16,009)	$16,479	$(42,576)
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(180)	(181)	(541)	(542)
Net change in unrecognized actuarial losses	-	81	-	244
Other comprehensive loss	(180)	(100)	(541)	(298)
Comprehensive income/(loss)	$13,068	$(16,109)	$15,938	$(42,874)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$16,479	$(42,576)
Items included in net income not affecting cash flows:
Depreciation and amortization	51,058	45,913
Loss on disposal of vessels and other property, including impairments, net	—	6,257
Amortization of debt discount and other deferred financing costs	840	1,822
Compensation relating to restricted stock awards and stock option grants	3,237	1,989
Deferred income tax expense/(benefit)	1,998	(13,193)
Interest on finance lease liabilities	1,228	1,362
Non-cash operating lease expense	67,769	68,383
Loss on extinguishment of debt, net	—	5,225
Payments for drydocking	(13,896)	(14,883)
Operating lease liabilities	(69,368)	(69,297)
Changes in operating assets and liabilities, net	(18,166)	(11,430)
Net cash provided by/(used in) operating activities	41,179	(20,428)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(4,519)	(5,827)
Purchase of investment security to be held to maturity	(14,794)	—
Proceeds from disposals of vessels and other property	—	32,128
Net cash (used in)/provided by investing activities	(19,313)	26,301
Cash Flows from Financing Activities:
Payments on debt	(16,530)	(28,919)
Tax withholding on share-based awards	(496)	(402)
Payments on principal portion of finance lease liabilities	(3,124)	(3,124)
Deferred financing costs paid for debt amendments	(261)	(2,429)
Purchases of treasury stock under the stock repurchase program	(11,026)	—
Extinguishment of debt	—	(274,582)
Extinguishment of debt costs paid	—	(2,736)
Issuance of debt, net of issuance and deferred financing costs	—	321,552
Net cash (used in)/provided by financing activities	(31,437)	9,360
Net (decrease)/increase in cash, cash equivalents and restricted cash	(9,571)	15,233
Cash, cash equivalents and restricted cash at beginning of period	83,253	69,819
Cash, cash equivalents and restricted cash at end of period	$73,682	$85,052

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income (3)	Total
Balance at December 31, 2020	$864	$592,564	$(213,335)	$—	$(282)	$379,811
Net loss	—	—	(15,868)	—	—	(15,868)
Other comprehensive loss	—	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(407)	—	—	—	(402)
Compensation related to Class A restricted stock awards	—	575	—	—	—	575
Balance at March 31, 2021	869	592,732	(229,203)	—	(381)	364,017
Net loss	—	—	(10,699)	—	—	(10,699)
Other comprehensive loss	—	—	—	—	(99)	(99)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	2	(3)	—	—	—	(1)
Compensation related to Class A restricted stock awards	—	695	—	—	—	695
Balance at June 30, 2021	871	593,424	(239,902)	—	(480)	353,913
Net loss	—	—	(16,009)	—	—	(16,009)
Other comprehensive loss	—	—	—	—	(100)	(100)
Compensation related to Class A restricted stock awards	—	719	—	—	—	719
Balance at September 30, 2021	$871	$594,143	$(255,911)	$—	$(580)	$338,523

Balance at December 31, 2021	$872	$594,386	$(259,587)	$—	$2,943	$338,614
Net loss	—	—	(509)	—	—	(509)
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(375)	—	—	—	(370)
Compensation related to Class A restricted stock awards	—	656	—	—	—	656
Balance at March 31, 2022	877	594,667	(260,096)	—	2,763	338,211
Net income	—	—	3,740	—	—	3,740
Other comprehensive loss	—	—	—	—	(181)	(181)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—	—
Compensation related to Class A restricted stock awards	—	1,735	—	—	—	1,735
Purchases under the stock repurchase program	—	—	—	(310)	—	(310)
Balance at June 30, 2022	880	596,399	(256,356)	(310)	2,582	343,195
Net income	—	—	13,248	—	—	13,248
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(128)	—	—	—	(125)
Compensation related to Class A restricted stock awards	—	846	—	—	—	846
Purchases under the stock repurchase program	—	—	—	(10,716)	—	(10,716)
Balance at September 30, 2022	$883	$597,117	$(243,108)	$(11,026)	$2,402	$346,268

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 88,297,439 and 87,146,851 Class A shares issued as of September 30, 2022 and 2021, respectively, and 84,518,552 and 87,146,851 Class A shares outstanding as of September 30, 2022 and 2021, respectively.
(2)	Includes 19,051,778 and 19,235,764 outstanding Class A warrants as of September 30, 2022 and 2021, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

The Russian invasion of Ukraine has disrupted markets and, in particular, resulted in volatile oil prices and shifting petroleum product flows due to governmental sanctions as well as self-imposed sanctions by oil companies and traders. Our disclosures throughout describe its effects on our business.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Time and bareboat charter revenues	$92,730	$64,535	$232,934	$191,130
Voyage charter revenues (1)	17,665	17,682	73,036	38,124
Contracts of affreightment (“COA”) revenues	12,664	11,750	39,072	34,345
Total shipping revenues	$123,059	$93,967	$345,042	$263,599

(1)	For the three and nine months ended September 30, 2022, voyage charter revenues include revenue related to short-term time charter contracts of $11,406 and $28,004, respectively. For the three and nine months ended September 30, 2021, voyage charter revenues include revenue related to short-term time charter contracts of $4,175 and $9,569, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Voyage Receivables

As of September 30, 2022 and December 31, 2021, contract balances from contracts with customers consisted of voyage receivables of $8,716 and $8,227, respectively, net of reserves for doubtful accounts for voyage charters and lightering contracts, which were not material.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022, the Company expects to recognize revenue of approximately $9,956 for the remainder of 2022 and $28,927 in 2023 under COAs. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of September 30, 2022, there were 3,677,942 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of September 30, 2021, there were 3,380,708 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$13,248	$(16,009)	$16,479	$(42,576)

Weighted average common shares outstanding:
Class A common stock - basic	88,174,640	90,808,080	87,579,624	90,513,150
Class A common stock - diluted	90,349,567	90,808,080	89,211,983	90,513,150

For the three and nine months ended September 30, 2022, there were dilutive equity awards outstanding covering 2,174,927 and 1,632,359 shares, respectively. Awards of 371,893 and 609,956 shares (related to restricted stock units and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, awards under which 1,842,869 shares and 2,004,398 shares, respectively, may be issued related to restricted stock units and stock options were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the periods.

Note 5 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the condensed consolidated balance sheets, as the Company has the intent and ability to hold until maturity.

The amortized cost, gross unrealized loss, and fair value of the U.S. Treasury Note at September 30, 2022 is as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,803	$(316)	$14,487
	$14,803	$(316)	$14,487

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed a quarterly review of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At September 30, 2022, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the three months ended September 30, 2022.

Note 6 — Fair Value Measurements and Fair Value Disclosures

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

U.S. Treasury Note — The fair value of the U.S. Treasury Note is based on a quoted market price in an active market.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
September 30, 2022:
Assets
Cash and cash equivalents (1)	$73,682	$73,682	$—
U.S. Treasury Note	14,803	14,487	—
Total	$88,485	$88,169	$—
Liabilities
Term loan, due 2024, net	$20,668	$—	$19,513
Alaska tankers term loan, due 2025, net	26,548	—	24,175
OSG 204 LLC term loan, due 2025, net	25,319	—	23,651
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	44,864	—	40,809
Term loan, due 2028, net	310,998	—	299,128
Unsecured senior notes, net	390	—	384
Total	$428,787	$—	$407,660
10

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2021:
Assets
Cash and cash equivalents (1)	$83,253	$83,253	$—
Total	$83,253	$83,253	$—
Liabilities
Term loan, due 2024, net	$21,633	$—	$21,229
Alaska tankers term loan, due 2025, net	30,236	—	28,695
OSG 204 LLC term loan, due 2025, net	26,231	—	25,265
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	46,380	—	47,863
Term loan, due 2028, net	319,870	—	321,630
Unsecured senior notes, net	390	—	399
Total	$444,740	$—	$445,081

(1)	Includes current and non-current restricted cash aggregating $52 at September 30, 2022 and $81 at December 31, 2021. Restricted cash as of September 30, 2022 and December 31, 2021 was related to the Company’s unsecured senior notes.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the third quarter of 2022, the Company considered whether events or changes in circumstances had occurred since December 31, 2021 that could indicate the carrying amounts of the vessels, including operating right-of-use assets, in the Company’s fleet, and whether the carrying value of the Company’s intangible assets, may not be recoverable as of September 30, 2022. The Company concluded that no such events or changes in circumstances had occurred.

Note 7 — Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax (provision)/benefit of $(1,522) and $4,515, respectively, which represented effective tax rates of 10% and 22%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax (provision)/benefit of $(2,074) and $13,195, respectively, which represented effective tax rates of 11% and 24%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was substantially due to the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2022 was less than the statutory rate due to the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit.

Note 8 — Capital Stock and Stock Compensation

Share Repurchases

On June 13, 2022, the Company’s Board of Directors authorized a program to purchase up to five million shares of the Company’s common stock. Under the program, the Company repurchased shares from time to time in open market transactions (including the use of trading plans under SEC Rule 10b5-1) or in privately negotiated transactions. For the three and nine months ended September 30, 2022, the Company repurchased 3,633,146 and 3,778,887 shares, respectively, at average prices of $2.95 and $2.92 per share, respectively. In October 2022, the Company repurchased 1,221,113 shares at an average price of $3.04, completing the program. The Company spent $14,739 to repurchase the five million shares at an average price of $2.95.

During the three and nine months ended September 30, 2022, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 60,646 and 239,686, respectively, shares of Class A common stock at average prices of $2.05 and $2.07 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes. During the nine months ended September 30, 2021, in connection with the vesting of RSUs, the Company withheld 185,459 shares of Class A common stock at an average price of $2.18 per share (based on the market prices on the dates of vesting) from certain members of management to cover withholding taxes.

Warrant Conversions

During the nine months ended September 30, 2022, the Company issued 11,179 shares of Class A common stock as a result of the exercise of 59,124 Class A warrants. During the nine months ended September 30, 2021, the Company did not issue any shares of Class A common stock as a result of the exercise of Class A warrants.

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

Management Compensation — Restricted Stock Units

During the nine months ended September 30, 2022 and 2021, the Company granted RSUs to its employees, including senior officers, covering 718,360 and 552,844 shares, respectively. The grant date fair values of these awards were $2.09 and $2.36 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award vests in approximately equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2022 and 2021, the Company awarded performance-based RSUs to its senior officers of 518,600 and 363,238 shares, respectively, (which amounts may be increased up to a maximum of 777,900 and 544,857 shares, respectively, based upon performance). Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period. The grant date fair values of the awards, which have a market condition, were determined to be $2.09 and $2.36 per RSU, respectively.

During the nine months ended September 30, 2022, the Company awarded RSUs to its senior officers covering 576,981 shares. The grant date fair value of these awards was $2.09. Each award of RSUs vest as follows: i.) 20% vests on the first anniversary of the grant date, ii.) 30% vests on the second anniversary of the grant date, and iii.) 50% vests on the third anniversary of the grant date. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting.

During the nine months ended September 30, 2021, the Company awarded performance-based RSUs to its senior officers covering 590,251 shares. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals to be achieved over an 18-month performance period.

Note 9 — Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2022	December 31, 2021
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$2,402	$2,943
Accumulated other comprehensive income	$2,402	$2,943

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables present the changes in the balances of each component of accumulated other comprehensive income/(loss), net of related taxes, during the three and nine months ended September 30, 2022 and 2021:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of June 30, 2022	$2,582
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(180)
Total change in accumulated other comprehensive income	(180)
Balance as of September 30, 2022	$2,402

Balance as of June 30, 2021	$(480)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(100)
Total change in accumulated other comprehensive loss	(100)
Balance as of September 30, 2021	$(580)

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(541)
Total change in accumulated other comprehensive income	(541)
Balance as of September 30, 2022	$2,402

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(298)
Total change in accumulated other comprehensive loss	(298)
Balance as of September 30, 2021	$(580)

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 10 — Leases

In September 2022, the Company extended its lease on the Company’s Tampa, Florida office space for an additional lease term of five years and two months, expiring in October 2028. The lease is accounted for as an operating lease. The future minimum commitments under the lease are $141 for the remainder of 2022, $547 in 2023, $515 in 2024, $530 in 2025, $546 in 2026, $562 in 2027 and $382 thereafter. For the three months ended September 30, 2022, the Company had non-cash operating activity of $2,088 for obtaining an operating right-of-use asset and liability as a result of the lease extension.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and nine months ended September 30, 2022 was equal to income from lease payments of $92,539 and $232,360, respectively, plus straight-line adjustments of $191 and $574, respectively. For the three and nine months ended September 30, 2021, total time charter revenue was equal to income from lease payments of $64,551 and $190,673, respectively, less straight-line adjustments of $16 for the three months ended September 30, 2021 and plus straight-line adjustments of $457 for the nine months ended September 30, 2021.

Note 11 — Contingencies

The Company is a party, as plaintiff or defendant, to various suits in the ordinary course of business for monetary relief arising principally from personal injuries (including exposure to asbestos and other toxic materials), wrongful death, collision or other casualty and to claims arising under charter parties. A substantial majority of such personal injury, wrongful death, collision or other casualty claims against the Company are covered by insurance (subject to deductibles not material in amount). In the opinion of management, none of these claims, individually or in the aggregate, are expected to be material to the Company’s financial position, results of operations and cash flows.

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

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. OSG’s active vessel fleet, of which 22 are U.S. Flag vessels, consists of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, ten MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owns and operates one Marshall Islands flagged MR tanker that trades internationally. As previously announced, in December 2022, the Company will redeliver three conventional tankers leased from American Shipping Company. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

The Russian Ukrainian conflict has resulted in economic sanctions against Russia which include the banning or limitation of oil imports from Russia by certain countries and self-sanctioning by many oil companies and traders. In December 2022, the EU is scheduled to ban waterborne crude oil imports from Russia. The G7 nations are working on a price capping scheme limiting the global price paid for Russian oil. Some countries have taken advantage of the current availability of Russian crude oil sold at a discount to world prices. The circumstances have resulted in the redirection of oil (crude and refined product) trade flows which are apt to continue, reflecting the need of countries that were large consumers of Russian oil to obtain other supply sources. Although the United States was not a major importer of Russian oil, it is impacted by these global events. Crude and refined products that were previously imported into the United States from non-Russian sources may not be available in prior quantities. A potential impact is more movement from domestic producing locations via pipeline and marine assets, which would have an impact on vessel demand. An increase in demand could result in higher utilization levels and potentially higher rates for Jones Act vessels.

During the COVID-19 pandemic we placed seven vessels in layup in order to allow us to reduce the operating costs associated with vessels that were without charter. As demand returned, in the fall of 2021 we began to bring vessels out of layup and operate them in the spot market. In January 2022 and late February 2022, two more vessels came out of layup. We continued to see an increase in demand during the first half of 2022 and as a result, our last two vessels in layup returned to service in May 2022. During 2022, we started to see a resumption of more typical customer behavior, with charterers entering into longer term time charter agreements.

During the pandemic and continuing today, we implemented procedures to protect the health and safety of our employees, crew and contractors, as mandated or recommended by the Centers for Disease Control and Prevention, the U.S. Coast Guard, local ports and shipyards, and country- and state-specific requirements. COVID-19 has continued to impact planned shipyard maintenance and vetting activities, resulting in delays, rescheduling and extensions. These additional procedures and delays have resulted in increased costs, which at this point in time, have not been material but are expected to continue and may increase.

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

The increase in demand for Jones Act tankers and ATBs that started in the fourth quarter of 2021 and continued into the third quarter of 2022 has caused charterers to secure time charter contracts rather than relying on the spot market. This resulted in fewer vessels available in the spot market, and spot activity decreased from 15 spot fixtures in the second quarter of 2022 to seven in the third quarter of 2022. For the seven spot fixtures, one was performed by a tanker and the remaining were performed by ATBs.

Our vessels were employed for 98% of available days during the third quarter of 2022, with 33 of a total 1,852 available days (excluding 76 days vessels that were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act vessel orders as of September 30, 2022.

Delaware Bay lightering volumes averaged 65,000 b/d in the third quarter of 2022 compared with 60,000 b/d in the third quarter of 2021. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

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

Results of Vessel Operations

During the three and nine months ended September 30, 2022, shipping revenues increased by $29,092 and $81,443, or 31.0% and 30.9%, respectively, compared to the same periods in 2021. The increases primarily resulted from 599-day and 1,522-day decreases, respectively, in layup days, as we had fewer vessels in layup compared to the same periods in 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. We had seven vessels in layup for most of 2021 with two of seven vessels coming out of layup in September 2021.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Time charter equivalent revenues	$115,062	$75,365	$312,229	$212,569
Add: Voyage expenses	7,997	18,602	32,813	51,030
Shipping revenues	$123,059	$93,967	$345,042	$263,599

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2022 and 2021 between spot and fixed earnings and the related revenue days.

	2022		2021
Three Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$38,296	$60,923	$37,527	$66,704
Revenue days	55	1,086	219	449
Non-Jones Act Handysize Product Carriers:
Average rate	$47,779	$38,911	$43,265	$9,083
Revenue days	184	92	184	92
ATBs:
Average rate	$41,117	$35,590	$—	$36,146
Revenue days	85	99	—	182
Lightering:
Average rate	$71,086	$46,906	$60,063	$—
Revenue days	135	49	92	—
Alaska (a):
Average rate	$—	$60,438	$—	$57,936
Revenue days	—	250	—	276

	2022		2021
Nine Months Ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$53,710	$60,067	$32,380	$65,882
Revenue days	585	2,574	548	1,380
Non-Jones Act Handysize Product Carriers:
Average rate	$44,720	$29,632	$30,684	$9,478
Revenue days	546	273	551	428
ATBs:
Average rate	$41,048	$35,059	$—	$33,529
Revenue days	85	458	—	544
Lightering:
Average rate	$65,758	$46,906	$74,169	$—
Revenue days	363	49	273	—
Alaska (a):
Average rate	$—	$59,799	$—	$58,446
Revenue days	—	785	—	742

a) Excludes one Alaska vessel currently in layup.

During the third quarter of 2022, TCE revenues increased by $39,697, or 52.7%, to $115,062 from $75,365 in the third quarter of 2021. The increase primarily resulted from a 599-day decrease in layup days, as we did not have any vessels in layup during the third quarter of 2022 compared to seven vessels in layup for most of the third quarter of 2021, with two of seven vessels coming out of layup in September 2021. Additionally, the increase in TCE revenues resulted from an increase in average daily rates earned by our fleet and an increase in Delaware Bay lightering volumes. The increase was partially offset by a decrease related to a 54-day increase in scheduled drydocking.

Voyage expenses decreased by $10,605, or 57.0%, in the third quarter of 2022 to $7,997 compared to $18,602 in the third quarter of 2021, primarily related to an absence of expenses for oil pollution mitigation services for the Alaskan tankers in the third quarter of 2022 compared to $10,070 of these expenses during the third quarter of 2021. These expenses were previously passed through to the charterer each month; however, the charterer is now paying the expenses directly to the vendor. Additionally, the decrease in voyage expenses was due to decreases in port and fuel expenses, as our vessels performed fewer voyage charters during the third quarter of 2022 compared to the third quarter of 2021.

Vessel expenses increased by $9,424, or 26.2%, in the third quarter of 2022 to $45,430 compared to $36,006 in the third quarter of 2021, primarily due to an increase in crewing costs. The increase in crewing costs was related to not having any vessels in layup during the third quarter of 2022 compared to seven vessels in layup for most of the third quarter of 2021 with two of seven vessels coming out of layup in September 2021.

Depreciation and amortization increased by $2,376, or 15.3%, to $17,902 in the third quarter of 2022 compared to $15,526 in the third quarter of 2021. The increase primarily resulted from an increase in amortization of drydock costs.

During the nine months ended September 30, 2022, TCE revenues increased $99,660, or 46.9%, to $312,229 from $212,569 for the nine months ended September 20, 2021. The increase primarily resulted from a 1,522-day decrease in layup days as we had fewer vessels in layup during the nine months ended September 30, 2022 compared to the same period in 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. We had seven vessels in layup for most of the nine months ended September 30, 2021 with two of seven vessels coming out of layup in September 2021. Additionally, the increase in TCE revenues resulted from (a) an increase in average daily rates earned by our fleet, (b) seven full Military Sealift Command voyages, which were longer international voyages, during the nine months ended September 30, 2022 compared to four such voyages during the same period in 2021 and (c) four full Government of Israel voyages and one partial Government of Israel voyage that overlapped into the fourth quarter during the nine months ended September 30, 2022 compared to three full and one partial of such voyages during the same period in 2021. The increase was partially offset by (a) one less MR tanker in our fleet, Overseas Gulf Coast, which was sold in mid-June 2021, (b) a 78-day increase in scheduled drydocking, (c) an 18-day increase in repair days and (d) a decrease in Delaware Bay lightering volumes.

Voyage expenses decreased by $18,217, or 35.7%, for the nine months ended September 30, 2022 to $32,813 compared to $51,030 for the nine months ended September 30, 2021, primarily related to an absence of expenses for oil pollution mitigation services for the Alaskan tankers during the nine months ended September 30, 2022 compared to $29,986 of these expenses during the nine months ended September 30, 2021. These expenses were previously passed through to the charterer each month; however, the charterer is now paying the expenses directly to the vendor. The decrease was partially offset by increases in fuel and port expenses related to higher fuel prices and more voyage charters performed by our vessels during the nine months ended September 30, 2022 compared to the same period in 2021 and an increase in freight brokerage fees due to removing vessels from layup during the nine months ended September 30, 2022.

Vessel expenses increased by $28,565, or 28.1%, for the nine months ended September 30, 2022 to $130,380 compared to $101,815 for the nine months ended September 30, 2021, primarily due to an increase in crewing costs. The increase in crewing costs was related to fewer vessels in layup during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Depreciation and amortization increased by $5,145, or 11.2%, to $51,058 for the nine months ended September 30, 2022 compared to $45,913 for the nine months ended September 30, 2021. The increase primarily resulted from an increase in amortization of drydock costs.

Our two U.S. Flag Product Carriers participate in the Maritime Security Program, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. We receive an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. For 2022, we expect to receive up to $5,300 for each vessel. During 2021, the stipend we received was $5,250 for each vessel. We do not receive a stipend for any days on which either of the two vessels operates under a time charter to a U.S. government agency.

General and Administrative Expenses

General and administrative expenses were $6,556 for the three months ended September 30, 2022 compared with $5,707 for the three months ended September 30, 2021. The increase was primarily driven by higher compensation and benefits costs related to an increase in headcount. General and administrative expenses also increased primarily due to an increase in consulting fees.

For the nine months ended September 30, 2022, general and administrative expenses were $20,929, compared with $18,076 for the nine months ended September 30, 2021. The increase was primarily driven by higher compensation and benefits costs related to the recognition of stock compensation costs for performance-based RSUs due to the fact that at the end of the second quarter of 2022 it became probable that some of the operational and financial goals specified in the RSUs were met.

Loss on Disposal of Vessels and Other Property, Including Impairments, Net

Loss on disposal of vessels and other property, including impairments, net was $0 for the three months ended September 30, 2022 compared to $960 for the three months ended September 30, 2021. The decrease was primarily related to an impairment charge of $1,000 recorded during the third quarter of 2021 on two of the Company’s leased vessels.

For the nine months ended September 30, 2022, loss on disposal of vessels and other property, including impairments, net was $0 compared to $6,257 for the nine months ended September 30, 2021. The decrease was a result of the sale of the Overseas Gulf Coast during the second quarter of 2021 for $32,128, net of broker commissions and other fees, resulting in a loss, and an impairment charge of $1,000 recorded during the third quarter of 2021 on two of the Company’s leased vessels.

Interest Expense

Interest expense was $8,229 and $24,869 for the three and nine months ended September 30, 2022, respectively, compared with $7,052 and $20,739 for the three and nine months ended September 30, 2021, respectively. The increases in interest expense were primarily due to a higher rate of interest on our term loan, due 2028, which we entered into in September 2021 (the “New Term Loan”), during the three and nine months ended September 30, 2022 compared to the rate of interest we were paying on our prior term loan, due 2023, during the same period in 2021. The prior term loan, due 2023 was paid off with proceeds from the New Term Loan. The increases were partially offset by decreases in interest expense related to the replacement and payoff of our term loan, due 2026, with proceeds from the New Term Loan in September 2021 and a prepayment of $16,000 we made on the Alaska tankers term loan, due 2025, in September 2021.

Income Taxes

For the three months ended September 30, 2022 and 2021, we recorded an income tax (provision)/benefit of $(1,522) and $4,515, respectively, which represented effective tax rates of 10% and 22%, respectively. For the nine months ended September 30, 2022 and 2021, we recorded an income tax (provision)/benefit of $(2,074) and $13,195, respectively, which represented effective tax rates of 11% and 24%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was substantially due to the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2022 was less than the statutory rate due to the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2021 was more than the statutory rate due to the tonnage tax exclusion and state tax benefit.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2022 was approximately $(42,000) compared with approximately $(67,000) at December 31, 2021. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $43,000 at September 30, 2022 compared to $37,000 at December 31, 2021. The increase in working capital was primarily due to an increase in receivables related to the timing of collections from our customers and a decrease in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made through September 30, 2022 compared to December 31, 2021. The increase in working capital was partially offset by a decrease in cash and cash equivalents related to our purchase of a U.S. Treasury Note for $14,794 as discussed below.

As of September 30, 2022, we had total liquidity on a consolidated basis comprised of $73,682 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

In July 2022, we purchased a $15,000 U.S. Treasury Note for $14,794 with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the condensed consolidated balance sheets as we have the intent and ability to hold until maturity.

As of September 30, 2022, we had total debt outstanding (net of deferred financing costs) of $428,787 and a total debt to total capitalization of 55.3%, compared to $444,740 and 56.7%, respectively, at December 31, 2021.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the nine months ended September 30, 2022 was $41,179. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings, and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2022, the Company’s Board of Directors authorized a program to purchase up to five million shares of the Company’s common stock. Under the program, the Company repurchased shares from time to time in open market transactions (including the use of trading plans under SEC Rule 10b5-1) or in privately negotiated transactions.

During the three months ended September 30, 2022, purchases of our common stock under the share repurchase program were as follows:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
July 1, 2022 through July 31, 2022	443,224	$2.18
August 1, 2022 through August 31, 2022	1,088,702	$2.82
September 1, 2022 through September 30, 2022	2,101,220	$3.13
	3,633,146	$2.92

During the three months ended September 30,2022, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes.

Period	Total Number Shares of Class A Withheld	Average Price Paid per Share of Class A
July 1, 2022 through July 31, 2022	60,646	$2.05
August 1, 2022 through August 31, 2022	-	$-
September 1, 2022 through September 30, 2022	-	$-
	60,646	$2.05

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 3, 2022	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 3, 2022	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

