Form 10-K
period 2022-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2023-03-09
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $168,843,070, based on the closing price of $2.05 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

As of March 6, 2023, 78,634,829 shares of the issuer’s Class A common stock were outstanding. Excluded from these amounts are penny warrants, which were outstanding as of March 6, 2023, for the purchase of 3,512,321 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III

References in this Annual Report on Form 10-K to the “Company”, “OSG”, “we”, “us”, or “our” refer to Overseas Shipholding Group, Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.

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

AVAILABLE INFORMATION

The Company makes available free of charge on its website, www.osg.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). Our website and the information contained on or connected to our website are not incorporated by reference in this Annual Report on Form 10-K.

The Company also makes available on its website its corporate governance guidelines, its code of business conduct, its insider trading and anti-bribery and corruption policies, and the charters of the Audit, Human Resources and Compensation, and Corporate Governance and Risk Assessment Committees of the Board of Directors. Except as otherwise noted, neither our website nor the information contained on or connected to our website is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make certain forward-looking statements in future filings with the SEC, in press releases, or in oral or written presentations by representatives of the Company. All statements other than statements of historical fact should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means by which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectations with respect to future events or circumstances based on various factors and are subject to various risks, uncertainties, and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. However, there are or will likely be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements, and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

●	the inability to attract or retain qualified mariners, as a result of labor shortages, competition to hire mariners, and other influences on the labor pool and associated costs;
●	volatility in supply and demand in the crude oil and refined product markets worldwide or in the specialized markets in which the Company currently trades, which could also affect the nature and severity of certain factors listed below;
●	uncertain economic, political and governmental conditions in the United States or abroad, and conditions in the oil and natural gas industry, such as the Russia/Ukraine war, other geopolitical developments, or otherwise;
●	increasing operating costs, unexpected drydock costs, and/or increasing capital expenses as a result of supply chain limitations, lack of availability of materials and of qualified contractors and technical experts, the consolidation of suppliers, and inflation;
●	challenges associated with compliance with complex environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment, and corresponding increases in expenses;

i

●	work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries, or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●

public health threats, such as the COVID-19 pandemic, which can impact the Company in many ways, including increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;

●	the inability to clear oil majors’ risk assessment processes;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future or to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the highly cyclical nature of OSG’s industry and significant fluctuations in the market value of our vessels;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms, or to compete effectively for charters;
●	the loss of or reduction in business with any one of our large customers, changes in credit risk with respect to the Company’s counterparties on contracts, or the failure of counterparties to meet their obligations;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act, which result in restrictions on foreign ownership of the Company’s common stock;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements; and
●	the Company’s ability to use its net operating loss carryforwards.

Investors should carefully consider these factors and the additional factors outlined in more detail in this Annual Report on Form 10-K under the caption “Risk Factors” and in other reports hereafter filed by the Company with the SEC. The Company assumes no obligation to update or revise any forward-looking statements except as may be required by law. Forward-looking statements in this Annual Report on Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this section and in other reports hereafter filed by the Company with the SEC.

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

The Company presents four non-GAAP financial measures: time charter equivalent (“TCE”) revenues, EBITDA, Adjusted EBITDA and vessel operating contribution. TCE revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents net income/(loss) from continuing operations before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. Vessel operating contribution represents TCE revenues less vessel expenses and charter hire expenses and is used as a measure to reflect our niche markets, which provide a stable operating platform underlying our total US Flag operations. Our niche markets include Delaware Bay lightering, MSP vessels and shuttle tankers.

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

ii

Ballast— Any heavy material, including water, carried temporarily or permanently in a vessel to provide desired draft and stability.

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

CII—Carbon Intensity Indicator, which is calculated as the ratio of the total mass of CO2 emitted from a vessel to the total transport work undertaken in a given calendar year.

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

EEXI—the Energy Efficiency Existing Ship Index, which requires ship operators to assess their ships’ energy consumption and CO2 emissions against specific requirements for energy efficiency for each vessel type.

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

iii

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

P&I Insurance—Protection and indemnity insurance is a form of marine insurance provided by a P&I club. A P&I club is a mutual (i.e., a co-operative) insurance association that provides cover for its members, who will typically be ship-owners, ship-operators or bareboat charterers.

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

Tanker Security Program or TSP—The U.S. Tanker Security Program was enacted into law in 2021 and funded by Congress in 2022. The program is expected to be activated in 2023 and MARAD has been accepting applications. The program is designed to ensure that militarily useful U.S. Flag tank vessels are available to the U.S. Department of Defense in the event of war or national emergency. The initial program calls for 10 tankers to participate. These vessels are required to meet national defense and other security requirements and maintain a U.S. presence in international commercial shipping. Under the TSP, participants receive an annual stipend designed to reduce vessel expenses to a level that will allow them to compete for international business. Program participation requires that the ships are available to the U.S. government in the event of war or national emergency.

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

iv

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil and petroleum products in the U.S. Flag trade. At December 31, 2022, the Company owned or operated a fleet of 21 vessels totaling an aggregate of approximately 1.5 million dwt. Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com.

OSG primarily charters its vessels to customers for voyages for specific periods of time at fixed daily amounts through time charters. The Company also charters its vessels for specific voyages at spot rates. Spot market rates are highly volatile due to market forces, including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products. Time charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “Fleet Operations—Commercial Management” below.

The Russia/Ukraine conflict has resulted in economic sanctions against Russia, including the banning or limitation of oil imports from Russia by certain countries and self-sanctioning by many oil companies and traders. In December 2022, the EU banned waterborne crude oil imports from Russia and the G7 nations implemented a price cap limiting the global price paid for Russian oil. Some countries have taken advantage of the current availability of Russian crude oil sold at a discount to world prices. These circumstances have resulted in the redirection of oil (crude and refined product) trade flows, which are apt to continue, reflecting the needs of countries that were large consumers of Russian oil to obtain other supply sources. Although the United States was not a major importer of Russian oil, it is impacted by these global events. Crude and refined products that were previously imported into the United States from non-Russian sources may not be available in prior quantities. Another potential impact is more movement from domestic producing locations via pipeline and marine assets, which would increase vessel demand. An increase in demand could result in higher utilization levels and potentially higher rates for Jones Act vessels.

Renewable diesel produces less carbon dioxide and nitrogen oxide than conventional diesel. As it is chemically identical to regular diesel, it can be used on its own or blended with conventional diesel. Production of renewable diesel increased in 2022 and is expected to grow significantly by 2025 as governments implement policies to encourage further growth of this fuel, including California’s Low Carbon Fuel Standard. The U.S. Gulf Coast currently produces a significant proportion of U.S renewable diesel, and California has been a large consumer of renewable diesel. Marine transportation provides the most cost-effective solution to move finished product to the West Coast. The length of the trip to California creates a significant increase in ton mile demand, creating a large new market for Jones Act shipping.

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

Strategy

The key elements to our strategy to maximize stockholder value are to:

●	Generate strong cash flows by capitalizing on our leading Jones Act market position and long-standing customer relationships;
●	Combine the predictability of fixed time charter and contract revenues with opportunistic trading in the spot market;
●	Actively manage the size and composition of our fleet to increase investment returns and available capital;
●	Emphasize the quality of our operations and adhere to the highest safety and environmental standards attainable; and
●	Seek opportunities to increase scale and drive cost efficiencies through a disciplined approach to investment in core and adjacent asset classes to maximize return on capital across market cycles.

1	Overseas Shipholding Group, Inc.

We believe we are well-positioned now and over the long term to generate strong cash flows. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades. Our market position allows us to maintain long-standing relationships with many of the largest energy companies, which in some cases date back many decades. We consider attaining stability of cash flow through medium-term charters and COAs to be a fundamental objective of our chartering approach. This is especially observable in the niche businesses within which many of our assets operate. Recent years have seen a marked increase in market volatility as the demand drivers for domestic transportation of crude oil and its refined product have been impacted by market disruptions, increased export flows, the ascendency of trading desks in intermediating supply chain logistics, and emerging trades for renewable fuels and their feedstocks. These changes have affected most directly our conventional tankers, which witnessed depressed market conditions during much of 2020 and 2021 due to the COVID-19 pandemic before experiencing a rebound in demand in 2022. Considerations about the appropriate overall exposure to these more volatile markets and the amount of that capacity to remain active in the spot market are regular management discussion points. Balancing time charter coverage with spot market exposure in an environment of ever-changing demand signals presents a persistent challenge. Recent market conditions have created favorable conditions for extending the breadth and duration of time charter coverage amongst our conventional tankers. However, under other market conditions, a policy of entering into medium-term charters may not be profitable or prove achievable. As such, during future periods of uncertainty, it is likely that more of our vessels will be exposed to the more volatile and less predictable spot market with a corresponding impact on the amount of revenue our vessels may earn.

In addition, the future of seaborne energy transportation and the type, design and markets for vessels that will be engaged in this business are evolving in ways not yet well defined. While this evolution may impose additional risks and uncertainties on OSG’s existing business lines, the progressive transformation away from a carbon fuels-based economy could present interesting new business niches for OSG to competitively apply its differentiated set of skills. Participating in a broader spectrum of opportunities in the existing and emerging markets for energy and liquid bulk commodities of all types will remain a focus of the Company as the solution set to these complex problems becomes clearer.

We believe that OSG has good standing in the community of our customers, our peers and our regulators, with a long- established reputation for maintaining the highest standards in both protecting the environment and maintaining the health and safety of all of our employees. Continued improvement in these areas is important not only to the constituents directly affected, but equally as important in sustaining a key differentiating competitive factor amongst the customers we serve.

We actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessel assets as part of our effort to achieve attractive returns on capital. We consider timely and selective acquisition of high-quality secondhand vessels or new-build contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We may also engage in dispositions or repurposing of our vessel assets where we can achieve attractive values relative to their anticipated future earnings from operations. Taken together, we believe these activities will help us to maintain a diverse, high-quality and modern fleet of crude oil, refined product, and potentially other U.S. Flag vessels with an enhanced return on invested capital. We believe our versatile fleet, as well as our experience and our long-standing relationships with participants in the crude and refined product shipping industry, position us to take advantage of attractive acquisition opportunities in any vessel class in the U.S. Flag market.

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top two customers comprised 24.4% of shipping revenues during the year ended December 31, 2022. See Note 2 - “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2022 and 2021.

2	Overseas Shipholding Group, Inc.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2022, OSG’s operating fleet consisted of 21 vessels, 12 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned	Vessels Chartered-In	Total at December 31, 2022
Vessel Type	Number	Number	Total Vessels	Total dwt
Handysize Product Carriers (1)	5	8	13	619,854
Crude Oil Tankers (2)	3	1	4	772,194
Refined Product ATBs	2	—	2	54,182
Lightering ATBs	2	—	2	91,112
Total Operating Fleet	12	9	21	1,537,342

(1)	Includes two owned shuttle tankers, eight chartered-in tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program, all of which are U.S. flagged, as well as one owned Marshall Island flagged non-Jones Act MR tanker trading in international markets during 2022 and converted to U.S. Flag status in January 2023.
(2)	Includes three crude oil tankers doing business in Alaska and one crude oil tanker bareboat chartered-in and in layup.

On January 27, 2023, the Company’s one owned Marshall Island flagged non-Jones Act MR tanker, the Overseas Sun Coast, was officially documented as a U.S. Flag vessel, joining the rest of the Company’s U.S. Flag fleet.

In December 2022, the Company redelivered three conventional tankers leased from American Shipping Company. In addition, in December 2022, the Company exercised its option to extend the terms of six chartered-in vessels from December 2023 to December 2026.

Commercial Management

Time-Charter Market

The Company’s operating fleet includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions. Time charters constituted 70% of the Company’s shipping revenues in 2022, 71% in 2021, and 75% of the Company’s TCE revenues in 2022 and 73% in 2021.

Spot Market

Voyage charters and COAs constituted 30% of the Company’s shipping revenues in 2022, 29% in 2021, and 25% of the Company’s TCE revenues in 2022 and 27% in 2021. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile due to market forces, including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

Business Segment

The Company has one reportable business segment. At December 31, 2022, the Company’s 19 active vessel U.S. Flag fleet consisted of three crude oil tankers doing business in Alaska, two conventional ATBs, two lightering ATBs, three shuttle tankers, seven MR tankers, and two non-Jones Act MR tankers that participate in the U.S. Maritime Security Program. The Company also owned and operated one Marshall Islands flagged MR tanker. On January 27, 2023, the Marshall Island flagged MR tanker was officially documented as a U.S. Flag vessel, joining the rest of the Company’s U.S. Flag fleet. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that satisfy Jones Act requirements, including requirements that vessels be constructed in the United States and owned by companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

Maritime Security Program—Two non-Jones Act U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which is designed to ensure that militarily useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each participating vessel receives an annual stipend that is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,300 on one vessel and $3,952 on one vessel in 2022 and $5,250 for each vessel in 2021.

Under the terms of the program, the Company expects to receive up to $5,300 annually for each vessel during 2023. The Company does not receive a stipend with respect to any days for which a vessel operates under a time charter to a U.S. government agency.

The U.S. Tanker Security Program was enacted into law in 2021 and funded by Congress in 2022. The program is expected to be activated in 2023 and MARAD has been accepting applications. The program is designed to ensure that militarily useful U.S. Flag tank vessels are available to the U.S. Department of Defense in the event of war or national emergency. The initial program calls for 10 tankers to participate. Once the program is activated, the Company plans on transferring the two non-Jones Act U.S. Flag Product Carriers participating in the MSP program to the TSP program, which will result in a greater stipend received for each vessel.

OSG has seven Handysize product carriers in our U.S. Flag fleet that are chartered-in and provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter-in agreements. Due to reserve funding requirements, no profits have yet been paid to the owners or are, based on management’s current forecast, expected to be paid to the owners in the current calendar year.

Technical Management

OSG’s fleet operations are managed in-house. In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel must ensure that the Company’s fleet meets or exceeds regulatory standards established by the IMO and USCG.

The Company recruits, hires and trains the crews on its U.S. Flag vessels. The Company believes that its mandatory training and education requirements exceed the requirements of the USCG and that its ability to provide professional development for qualified U.S. Flag crew is necessary in a market where skilled labor shortages are expected to remain a challenge. The U.S. Flag fleet is supported by shore side staff that includes fleet managers, marine and technical superintendents, purchasing and marine insurance staff, crewing and training personnel and health, safety, quality and environmental (“SQE”) personnel.

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

4	Overseas Shipholding Group, Inc.

HUMAN CAPITAL

Our employees are critical to meeting our commitments. Accordingly, it is crucial that we continue to attract and retain experienced and qualified employees. We emphasize ethical behavior, respect, and equal opportunity by creating a culture of trust, accountability and empowerment. We also promote a shared sense of responsibility among OSG’s mariners and the shore-based support team in meeting the essential need to supply transportation fuels to the markets that we serve.

As of December 31, 2022, the Company had approximately 1,023 employees comprised of 945 seafarers and 78 shore side staff. The Company has collective bargaining agreements with three different U.S. maritime unions which, as of December 31, 2022, covered 769 of the seafarers employed on the Company’s vessels. These agreements are in effect for periods ending between March 2024 and June 2027. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

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

Training and Education. Our seafarers are highly trained, with many officers having both USCG licenses as well as business or engineering degrees. Regardless of position, specialized training to work in the industry based on USCG requirements, as well as vessel-specific training within our fleet, is a necessity. Years of experience are required in order to move into higher levels of authority on our vessels. Our training and education programs are designed to address applicable regulations as well as the specific hazards and work environments of each of our vessels.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, as required by government regulations. These included providing personal protective equipment, minimizing crew changes, managing the locations where crew members board and depart from our vessels, certifications by crew members to disclose symptoms and the health of those they have been in contact with, sanitization of the vessels, mandating face coverings, social distancing and temperature checks, and requiring testing and quarantining in certain instances. Protocols were developed with the coordination and assistance of the unions in order to provide consistency within the industry.

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

COMPETITION

OSG’s primary competitors are operators of U.S. Flag oceangoing barges and tankers, operators of rail transportation for crude oil, and operators of refined product pipelines systems that transport refined petroleum products directly from U.S. refineries to domestic markets. In addition, indirect competition comes from International Flag vessels transporting imported refined petroleum products.

CYBER SECURITY

OSG has both on-shore and ship-board systems that are highly dependent on information technology systems. Loss, disruption, or compromise of these systems could significantly impact operations and results.

5	Overseas Shipholding Group, Inc.

Our information technology controls are subject to audit by internal and external auditors, as well as the American Bureau of Shipping. OSG at least annually advises its Board of Directors on information security matters and provides user training and monitoring of system access as part of our compliance program. We have not experienced any material cyber security violation or occurrence over the last three years.

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

ENVIRONMENTAL, SAFETY AND SECURITY MATTERS

OSG’s vessels operate in a highly regulated environment, subject to international conventions and international, national, state and local laws and regulations in force in the countries such vessels call upon. OSG’s vessels are registered in the United States and are subject to the jurisdictional and regulatory oversight of the USCG (under various protocols and agreements covering certain statutory survey and certification functions). OSG is also subject to compliance with several other U.S. government agency regulations, including the Environmental Protection Agency (“EPA”), the MARAD, and the United States Customs and Border Protection Agency. OSG vessels are classed with the American Bureau of Shipping (“ABS”) and are subject to the requirements of the Classification Society.

Industry-related incidents have historically heightened the level of environmental, health, safety and security awareness among various stakeholders, including insurance underwriters, regulators, and charterers, leading to increased regulatory requirements and more stringent inspection regimes on all vessels. In recognition of this heightened awareness, OSG has set appropriate internal controls intended to monitor regulatory developments and maintains operating standards designed to meet the higher expectations of our stakeholders. We have in place operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of our officers and crews, and compliance with international and United States regulations, including regular and rigorous in-house inspections and audits. In addition, a variety of governmental and private entities subject OSG’s vessels to both scheduled and unscheduled inspections, including the USCG, local port state control authorities, flag states, coastal states, Classification Societies, major oil companies and petroleum terminal operators.

OSG believes that the operation of its vessels complies with applicable environmental laws and regulations, which are summarized below, and has adopted plans, programs, and procedures in accordance with such laws and regulations. However, because such laws and regulations are changed frequently, and new laws and regulations impose new or increasingly stringent requirements, OSG cannot predict the cost of complying with requirements beyond those that are currently in force. The impact of future regulatory requirements on operations or the resale value or useful lives of its vessels may result in substantial additional costs in meeting new legal and regulatory requirements.

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

The United States regulates the shipping industry with an extensive regulatory and liability regime for environmental protection, consisting primarily of the Oil Pollution Act of 1990 (“OPA 90”) and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). OPA 90 requires Vessel Response Plans (“VRPs”), including marine salvage and firefighting plans, for reporting and responding to vessel emergencies and oil spill scenarios up to a worst-case scenario, as well as advance contracting, planning, and training to ensure that necessary private response resources are in place to immediately respond to a worst-case discharge or vessel emergency.

Under IMO regulations , OSG has adopted Shipboard Oil Pollution Emergency Plans (“SOPEPs”), including periodic training and drills for response personnel and for vessels and their crews and Shipboard Marine Pollution Emergency Plans (“SMPEPs”), which cover potential releases not only of oil but of any NLSs.

US Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are responsible parties who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Additionally, the statute specifically permits individual states to impose their own liability regimes for oil pollution incidents occurring within their boundaries. CERCLA contains a similar liability regime and provides for cleanup, removal, and natural resource damages associated with discharges of hazardous substances other than oil.

OPA 90 requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability consistent with the limits of liability set forth in the statutes. OSG has provided the requisite proofs of financial security and has received Certificates of Financial Responsibility from the USCG. OSG carries various forms of marine insurance for each of its vessels, including pollution liability insurance in the amount of $1.0 billion. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on OSG’s business.

International Liability Standards and Limits

Compensation for oil pollution damage caused by spills from oil tankers is governed by an international regime referred to as the International Convention on Civil Liability for Oil Pollution Damage. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain defenses. These conventions also limit the liability of the shipowner under certain circumstances, except where the pollution damage results from its personal act or omission, is committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. OSG believes that its protection and indemnity insurance will cover any liability under the plan adopted by the IMO.

7	Overseas Shipholding Group, Inc.

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

Regulations Preventing Pollution of Seas by Sewage or Garbage

MARPOL Annex IV, as well as U.S. regulations, regulate the discharge of sewage to sea. Sewage discharge is also subject to national and local regulations that set forth further restrictions, in some cases prohibiting the discharge of treated sewage and the establishment of No Discharge Zones (“NDZs”). OSG vessels are all equipped with Marine Sanitation Devices compliant with regulatory requirements for each type of vessel.

MARPOL Annex V, as well as U.S. regulations, regulates the prevention of pollution to sea by garbage and e-waste.

Regulations Preventing Air Pollution

MARPOL Annex VI (“Annex VI”) addresses air pollution from vessels, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts, prohibits deliberate emissions of ozone depleting substances (“ODS”) and regulates shipboard incineration and the emission of volatile organic compounds (“VOCs”) from tankers. The global sulfur cap for ship operations was reduced in 2020 from 3.5% m/m to 0.5% m/m.

Vessels are subject to further air emission controls within Emission Control Areas (“ECAs”), and Sulfur Emission Control Areas (“SECAs”). Fuel used by vessels operating in or transiting through the ECA or SECA cannot exceed 0.1% m/m sulfur, with more stringent NOx emission Tier III emission limits applicable to engines installed on ships constructed after January 1, 2016. As these emission limits continue to evolve, compliance could impact fuel costs.

OSG operates one tanker equipped with an open-loop exhaust gas cleaning system (“EGCS”) designed to burn high-sulfur (3.5% maximum) bunker fuel to comply with the 0.5% sulfur limit. OSG has implemented all regulatory requirements associated with the use of EGCS, including switching over to 0.1% m/m sulfur fuel in ports that do not allow overboard discharge from open loop EGCS.

8	Overseas Shipholding Group, Inc.

Annex VI includes energy efficiency standards for certain new ships through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards phase in through 2025 and are anticipated to result in significant reductions in fuel consumption as well as air and marine pollution. OSG’s fleet, as of December 31, 2022, includes one vessel under which the EEDI standards apply.

The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. built ships to meet lower NOx standards. EPA Tier 2 standards generally reduced NOx emissions by 27% and introduced a particulate matter (“PM”) limit. EPA Tier 3 standards represent a 50% reduction in PM and a 20% reduction in NOx over Tier 2 levels. EPA Tier 4 standards represent a 90% reduction in PM and 80% reduction in NOx compared to Tier 2 levels and generally require advanced technology such as selective catalytic reduction or exhaust gas recirculation. Adoption of these and emerging standards may require substantial modifications to some of OSG’s existing marine diesel engines and may require OSG to incur substantial capital expenditures if the engines are replaced.

The U.S. Clean Air Act (“CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants and requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in major metropolitan and industrial areas. Several SIPs regulate emissions resulting from tank vessel loading and degassing operations by requiring the installation of vapor control equipment. OSG’s vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. All OSG’s vessels are equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase its costs, OSG believes, based upon the regulations that have been proposed to date, no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

The Delaware Department of Natural Resources and Environment Control (“DNREC”) monitors OSG’s U.S. Flag lightering activities within the Delaware River through Title V of the Coastal Zone Act of 1972. OSG is the only marine operator with a Title V permit to engage in lightering operations. The regulations are designed to reduce the number of VOCs entering the atmosphere during a crude oil lightering operation through the use of vapor balancing. OSG’s Delaware Lightering fleet is 100% vapor balance capable.

International efforts to reduce air pollution

For decades, countries have sought to establish international cooperation to combat climate change and focus on implementing programs to reduce emissions of greenhouse gases (“GHGs”), which contribute to global warming, such as the United Nations Framework Convention on Climate Change, Kyoto Protocol , the Paris Agreement, and more recently the Conference of Parties (COP27). The IMO has committed to developing limits on GHGs from international shipping and has implemented mandatory technical and operational measures to achieve these limits. Regional mandates in certain ports and territorial waters within the European Union (“EU”) seek to reduce SOx emissions by limiting sulfur content in fuel oils used by vessels.

The European Commission is developing options for the inclusion of international maritime transport in the GHG reduction commitment of the EU. The EU Monitoring, Reporting, Verification Regulation (“MRV”) creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport and to collect and later publish verified annual data on carbon dioxide emissions. The United Kingdom (“UK”) implemented its own MRV, which requires the monitoring of UK-related voyages. OSG submits annual emissions reports for vessels subject to these MRV schemes.

9	Overseas Shipholding Group, Inc.

Commencing January 1, 2024, the EU expects to implement an Emissions Trading Scheme (“ETS”) whereby vessels calling upon the EU will be required to surrender allowances each year for a portion of their CO2 emissions, including methane and nitrogen oxides, from incoming and outgoing global EU voyages, from ships performing voyages between EU ports of call, and at berth in an EU port, based on the following schedule:

●	40% of verified emissions in 2024,
●	70% of verified emissions in 2025, and
●	100% of verified emissions in 2026.

The EU is expected to further implement anti-evasion measures, which will include certain stops at non–EU ports within 300 nautical miles of the EU’s territory. A certain amount of the revenue from the EU’s auctions, which is how companies receive emission allowances, is to be allocated to the maritime sector to support innovation in low-carbon technologies and contribute to zero pollution objectives. OSG believes that this could have a material impact on voyages to and from the EU and plans to work with Charterers to offset associated impacts.

MARPOL Annex VI, which entered into force on November 22, 2022, introduced a new Energy Efficiency Existing Ship Index (“EEXI”) and a Carbon Intensity Indicator (“CII”) to be used for grading a ship’s CO2 emissions performance. Verification that a ship’s attained EEXI meets the minimum requirement will occur at the first survey for the IAPP Certificate that occurs after January 1, 2023. Each ship’s CII must then be calculated annually using IMO DCS data beginning in 2024 (based on 2023 data) and then assigned a letter grade (A, B, C, D, or E). A CII grade of “C” or better indicates the ship remains on target to improve CO2 emissions. Ships graded a “D” or “E” are required to improve. As currently drafted, operators of a vessel with a “D” rating are required to take action to regain a rating of “C” or better within a three-year time window. The remediation period for an “E” rated vessel is set at one year. If ratings are not restored to a “C” or better during the remediation period, there is the possibility of enforcement up to and including retirement of the vessel. OSG is actively seeking means to implement measures to reduce CO2 emissions and to remain compliant with the CII requirements as currently drafted. The methodology for measurement of CII and the introduction of correction factors to compensate for certain types of vessel operations are subject to review and potential modification during the three-year period commencing January 1, 2023. OSG’s ATBs are not covered under the CII regulations as currently conceived.

OSG believes that its vessels are compliant with the current requirements of Annex VI and the EPA. Additionally, OSG believes for its vessels that operate in the EU and the UK, they are compliant with the applicable regional mandates. Future passage of climate control legislation or other regulatory initiatives by the IMO, EU, UK, United States or other countries where OSG operates that restrict emissions of GHGs could require significant additional capital or operating expenditures and could have operational impacts on OSG’s business. Although OSG cannot predict such expenditures and impacts with certainty at this time, they may be material to OSG’s results of operations.

Ballast Water Pollution Regulations

OSG’s vessels are subject to international, national and local ballast water management regulations that seek to address concerns for the release of organisms and pathogens that have been identified as being potentially harmful as a result of the carrying of ships’ ballast water from one place to another. At the international level, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) defines a discharge standard consisting of maximum allowable levels of critical invasive species designed to protect the marine environment from the introduction of non-native (alien) species. OSG is meeting this standard by installing treatment systems that render the invasive species non-viable and, where required, having on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

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

10	Overseas Shipholding Group, Inc.

The discharge of ballast water is subject to CWA permitting requirements (Vessel General Permit or “VGP”) in accordance with the EPA’s National Pollutant Discharge Elimination System (“NPDES”). The VGP establishes ballast water discharge limits that generally align with the performance standards implemented under the USCG’s rules and the IMO Convention. It also sets more stringent effluent limits for oil to sea interfaces and exhaust gas scrubber wastewater.

The “Vessel Incidental Discharge Act” (“VIDA”) restructures the way EPA and the USCG are to regulate incidental discharges in the future, and is expected to phase out provisions of the VGP and existing USCG regulations replacing them with EPA-developed standards and USCG regulations. The EPA recently announced that it intends to provide clarification on the proposed rule later in 2023. Depending on the contents of the final rule, new VIDA requirements could require additional capital or operating expenditures and could have operational impacts on OSG’s business.

OSG complies with these regulations and anticipates that compliance with the various conventions, laws and regulations relating to ballast water management that may be adopted in the future will require substantial additional capital or operating expenditures and could have operational impacts on OSG’s business.

Safety of Life at Sea

The International Convention for the Safety of Life at Sea (“SOLAS”) addresses the safety of merchant ships. Amendments to the SOLAS conventions come into force yearly and flag states are responsible for ensuring that ships under their flag comply with its requirements.

Under the ISM Code, vessel operators are required to develop a safety management system that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional safety management system will be met. OSG has a safety management system for each of its operating subsidiaries, with instructions and procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as, defined levels of responsibility. The ISM Code requires OSG to have a Document of Compliance (“DoC”) for the vessels it operates and a Safety Management Certificate (“SMC”) for each vessel it operates, including an annual internal audit and an external verification audit twice in a five-year period.

11	Overseas Shipholding Group, Inc.

OSG maintains a DoC, which was reissued for five years on September 17, 2022. ATC maintains a DoC, which was reissued for five years on July 11, 2019. OSG is also certified to the SQE requirements of the ABS Guide for Marine Health, Safety, Quality, Environmental and Energy Management, which includes meeting the requirements of the International Standards of Organization in ISO9001:2015 (Quality Management) and ISO14001:2015 (Environmental Management) for the management of operation of oil tankers, chemical tankers, and other cargo ships.

Security Regulations and Practices

The U.S. Maritime Transportation Security Act of 2002 (the “MTSA”) requires the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. SOLAS imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code (the “ISPS Code”), which requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. All of OSG’s vessels have developed and implemented vessel security plans that have been approved by the USCG, have obtained an ISSC and comply with applicable security requirements.

OSG monitors the waters in which its vessels operate for pirate activity. Company vessels that may transit high risk areas (“HRAs”) follow best management practices for reducing risk and preventing pirate attacks compliant with protocols established by the naval coalition protective forces operating in such areas.

The maritime community addresses the vulnerability of ship operations to cyber security threats, both at sea and while in port. Exposure to these threats has become pervasive due to the increasing reliance on information and operating technology systems used in the management of ship operations. Regulatory requirements, voluntary and best practice guidance are continuing to evolve for maritime cyber security practices. The USCG and IMO seek to ensure that cyber risks are appropriately addressed in safety management systems. Verification of safety management compliance is conducted annually.

Security breaches and viruses could expose OSG to claims, litigation and other possible liabilities. Any inability to prevent security breaches (including the inability of our third-party vendors to prevent security breaches) could also cause existing clients to lose confidence in our systems and could adversely affect our reputation, cause losses to us or our clients, damage our brand and increase our costs. OSG has completed a fleetwide upgrade of its Information Technology (“IT”) systems to further protect its infrastructure against the threat of security breaches and computer viruses and has also implemented a variety of required cyber security protocols to appropriately protect its operating systems. While we continue to invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.

INSPECTION BY CLASSIFICATION SOCIETIES

Every oceangoing vessel must be “classed” by a Classification Society. The Classification Society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the Classification Society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the Classification Society will undertake them on application or by official order, acting on behalf of the authorities concerned. The Classification Society also undertakes, on request, other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

Regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed for a vessel to maintain its class certification. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and, where applicable, for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate. Intermediate surveys are typically conducted two and one-half years after commissioning and upon each class renewal. Intermediate surveys may be carried out on the second or third annual survey.

12	Overseas Shipholding Group, Inc.

Vessels are required to dry dock for inspection of the underwater hull at each intermediate survey and at each class renewal survey. For vessels less than 15 years old, Classification Societies permit in-water inspections by divers in lieu of dry docking for intermediate surveys, subject to other requirements of such Classification Societies. Class renewal surveys, known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. For vessels greater than 15 years old, out of water drydocking is to take place twice in a five-year period.

In a special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be below class requirements, the Classification Society would prescribe steel renewals. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the Classification Society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class survey period. This process is referred to as continuous class renewal.

If defects are found during any survey, the Classification Society surveyor will issue a “finding” or a “recommendation” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a Classification Society that is a member of the International Association of Classification Societies (“IACS”). All OSG’s vessels are currently, and OSG expects will be, certified as being “in class” by the ABS, a major Classification Society.

INSURANCE

Consistent with the prevailing practice in the industry, OSG presently carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet, as well as for other perils faced by vessel owners and operators in varying limits. Currently, the fleet is entered through membership in three different mutual protection and indemnity associations (“P&I Associations”), all of whom are members of the International Group of P&I clubs. The P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each other’s liabilities within certain limits. Each P&I Association has capped its exposure to each of its members at approximately $7.5 billion through reinsurance arrangements. As a member of a P&I Association that is a member of the International Group, OSG is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual P&I Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group. Each of OSG’s vessels is insured by one of three P&I Associations. While OSG has historically been able to obtain pollution coverage at commercially reasonable rates, no definitive assurances can be given that such insurance will continue to be available in the future.

OSG also carries marine hull and machinery and war risks (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its owned and operated vessels except for one where the risk is borne by the vessel’s owner as noted under the contract. OSG is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles.

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

During 2022, OSG’s Marshall Islands flagged vessel, which traded in the international markets, did not qualify for the U.S. income tax exclusion described in the above paragraph. Therefore, the operations of the vessel were subject to U.S. taxation and included in the calculation of taxable income. In addition, the Marshall Islands flagged vessel was taxed under the “daily notional taxable income” under the Marshall Islands tonnage tax regime. The daily notional taxable income from the operation of the vessel were $500 for 2,500 net tonnage or less, 20 cents per net tonnage between 2,501 to 5,000 net tonnage, 17 cents per net tonnage between 5,001 to 25,000 net tonnage, 15 cents per net tonnage between 25,001 to 50,000 net tonnage and 12.5 cents per net tonnage over 50,000 net tonnage. The tonnage tax of the vessel was the product of its daily notional taxable income and the percentage of days during the taxable year the vessel operated in U.S. foreign trade.

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

Risks Related to Our Company

Inability to attract or retain qualified mariners may adversely affect the Company’s business.

Our vessels must be manned by highly qualified mariners that meet the standards of experience set by our customers. Volatility in demand has an effect on the availability of qualified mariners. Increasing demand for maritime transportation in all markets has recently spiked, resulting in competition from other shipping sectors, such as container shipping, which potentially limits the number of mariners available to OSG. If we are unable to attract or retain qualified mariners, we may not be able to provide the services contracted for, which would have a material adverse effect on our business.

The Company’s significant operating leases were reduced and the remaining operating leases could be replaced on less favorable terms.

The Company’s current fleet includes seven vessels that have been chartered-in under operating leases. These leases expire at various points in the future, and the Company may not be able to replace these at all or on as favorable terms. These circumstances could have a material adverse effect on the Company’s future financial position, profitability, and results of operations and cash flow.

Operating costs and capital expenses will increase as the Company’s vessels comply with regulatory changes, or as the vessels age, or due to unexpected drydocks.

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

The Company has two vessels participating in the MSP that derive a substantial percentage of their revenues from transporting cargoes reserved for U.S. Flag vessels under MARAD’s cargo preference program, which requires shippers to give U.S.-flag vessels a preference to transport any government-impelled ocean-borne cargoes. Among the currently available government–impelled cargoes is a contract the Company has with the Government of Israel (“GOI”) to deliver fuel through December 31, 2023, which the GOI funds with grants from the U.S. government. The Company also seeks other government–impelled cargoes to supplement the GOI business; however, there is no assurance the Company will be able to secure such cargoes. If OSG is unable to retain the GOI business or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the MSP.

15	Overseas Shipholding Group, Inc.

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

OSG’s ability to obtain new charters or renew expiring contracts will depend on the prevailing market conditions. Renewals or new contracts may be at less favorable rates or for shorter durations. There may be a gap in employment between charters or the vessel may only be able to be employed on the spot market, both of which would affect utilization rates and result in increased costs to the Company. When there is no demand for a vessel, there is also a risk of the necessity to layup the vessel, as was demonstrated during the course of 2021. These occurrences would adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company has significant indebtedness, may not be able to generate sufficient cash to service all of its indebtedness, and could breach covenants in its credit facilities and term loans which could affect our ability to finance operations, pursue desirable business opportunities and successfully run the business in the future, all of which could affect OSG’s ability to fulfill its obligations.

As of December 31, 2022, OSG had $423.4 million of outstanding indebtedness. This substantial indebtedness and interest expense could have important consequences, including (i) limiting OSG’s ability to use cash flow from operations in other areas of its business, such as for working capital, because a substantial portion of these funds are dedicated to service its debt; (ii) requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments; (iii) limiting OSG’s ability to obtain additional financing; (iv) limiting the Company’s flexibility and ability to capitalize on business opportunities or to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry; (v) increasing OSG’s vulnerability to a downturn and to adverse economic and industry conditions generally; and (vi) limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

The Company’s earnings, cash flow and the market value of its vessels vary significantly due to direct impacts of health threats such as the COVID-19 pandemic, general economic, competitive and market conditions affecting the industry, the cyclical nature of the tanker industry, and legislative and regulatory actions – all factors beyond the control of the Company. The amount of debt that OSG can manage in some periods may not be appropriate for other periods, and OSG’s ability to meet the financial covenants to which it is subject or may be subject in the future may be at risk. Any insufficiency could negatively impact OSG’s business.

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

The Company’s largest customers account for a significant portion of its revenues. The Company’s top two customers comprised approximately 24.4% of the Company’s revenues during 2022. Changes in the broader market, such as closures of U.S. refining facilities, have reduced the locations to and from which oil is delivered or refined oil is sourced.

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

OSG has not experienced any material cyber security violation or occurrence over the last three years, and we invest time, effort and financial resources to proactively secure our systems, networks and communications. However, these investments cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. Any failure of OSG’s or third-party systems could result in interruptions in service, reductions in revenue and profits, damage to reputation and brand, or liability for the release of confidential information, and any breach or incident may have a material impact on our operations and financial results.

17	Overseas Shipholding Group, Inc.

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

The Company could face significant liability if one or more multiemployer plans in which it participates is reported to have underfunded liabilities or if the Company withdraws from participation in one or more multiemployer pension plans in which it participates.

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

Risks Related to Our Industry

The Company’s business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by public health threats.

COVID-19 revealed the significant impacts throughout the world of a threat to public health. Such threats prompt governments and businesses to take unprecedented measures in response, including restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. Global pandemics can, and have, significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets, which could adversely affect the Company’s business, results of operations and financial condition. The extent to which global or regional health threats impact the Company’s operational and financial performance depends on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the threat; the emergence of new variants; availability, distribution and effectiveness of vaccines and treatments; the imposition or relaxation of protective public safety measures; and the impact on the economy and demand for petroleum products and the Company’s vessels.

Volatile changes in supply and demand for oil and refined products, charter rates and vessel values, and the factors that influence such changes, could adversely affect the Company’s earnings, liquidity and available cash.

The marine transportation industry is both cyclical and volatile in terms of demand, charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control. Factors influencing the demand for tanker capacity, and impacting our costs and profitability, include: (i) supply and demand for, and availability of energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity; (ii) availability of refining capacity and inventories; (iii) changes in the production levels of crude oil; (iv) increases in the supply of Jones Act vessels without a commensurate increase in demand; (v) global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, and international sanctions, embargoes, import and export restrictions or nationalizations and wars, such as the Russian war in Ukraine, that create uncertainties in the supply of and demand for oil; (vi) changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks; and (vii) increasing interest globally, from a regulatory and demand viewpoint, in transitioning to carbon neutral energy sources and the development and use of alternative fuels in order to reduce greenhouse gas emissions that impact the fuel we transport as cargo and use in fueling our own vessels.

18	Overseas Shipholding Group, Inc.

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

The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in OSG’s operations, financial results and cash flows.

Changes in fuel prices may adversely affect our earnings.

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

The market value of Jones Act and U.S. Flag vessels has fluctuated over time. The fluctuating market values of the vessels can impact the Company’s liquidity regardless of whether the Company sells or continues to hold the vessels. For example, selling a vessel at a sale price that is less than the vessel’s carrying amount on the Company’s financial statements will result in a loss on the sale and a reduction in earnings and surplus. Declining values of the Company’s vessels could adversely affect the Company’s liquidity by limiting its ability to raise cash by refinancing vessels. The Company may also experience significant impairment charges upon a decline in vessel value. Any charges relating to such impairments could adversely affect the Company’s liquidity, results of operations and financial condition.

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

19	Overseas Shipholding Group, Inc.

Shipping is a business with inherent risks, and OSG’s insurance may not be adequate to cover its losses.

OSG’s vessels and their cargoes are at risk of being damaged or lost due to accidents, bad weather, mechanical failure, human error, and other factors. These hazards may result in death or injury; loss of revenues or property; environmental damage; higher insurance rates; damage to customer relationships and industry reputation; and market disruptions, and delay or rerouting, all of which may also subject OSG to litigation. The operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. While the Company carries insurance to protect against certain of these risks, risks may arise against which the Company is not adequately insured. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. The occurrence of the events described above, and the increases in the costs (or unavailability) of insurance covering such events could adversely affect the OSG’s business, financial condition, results of operation and cash flows.

Terrorism, piracy, or hostilities could adversely affect the Company’s business.

Although the Company’s fleet operates mainly in U.S. waters, there are occasions when a vessel may be in an area where terrorist or pirate attacks, or hijackings are a concern. If attacks result in regions in which the Company’s vessels are deployed being characterized by insurers as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances due to risks of piracy attacks. While OSG believes the charterer remains liable for charter payments when a vessel is seized by pirates, disputes with the charterer may result in the delay or non-payment of charter hire, or cancellation of the charter party. The Company may not be adequately insured to cover losses from these incidents, or an increase in the cost (or unavailability) of insurance for those vessels could have a material adverse impact on OSG’s business, financial condition, results of operations and cash flows. Such attacks may also impact the Company’s customers, which could impair their ability to make payments to the Company under its charters.

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

Risks Related to Legal and Regulatory Matters

Compliance with complex laws and regulations and environmental laws and regulations, including those relating to the emission of greenhouse gas gases, may adversely affect OSG’s business.

The Company’s operations are affected by extensive, complex, and changing international, national, and local environmental protection laws, regulations, treaties, conventions and standards designed to reduce the risk of oil spills and water pollution and to regulate and reduce air emissions, including emission of greenhouse gases. These regulations are summarized in detail in Item 1, “Business - Environmental, Safety and Security Matters”. These requirements impose significant capital and operating costs on OSG as well as the potential for unlimited liability in certain circumstances.

Due to concern over the risks of climate change, a number of countries, including the United States, and international organizations, including the IMO and the EU, have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. Regulations and the reporting mechanisms to measure emissions are evolving, as multiple concerned constituents attempt to standardize the measurement and reporting of varying operational factors for many types of vessels and conditions, including such measures as the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”). The CII’s letter grading system for a ship’s CO2 emissions performance is based upon calculation methodologies that are presently being debated, correction factors that are open to further modification, and a review process that will remain open until 2026, leading to considerable uncertainties in interpretation and enforcement. Absent a change in the CII rules as currently stated, ships with low grades may face the potential threat of enforcement and retirement if the ratings do not improve during the stipulated remediation period. The mechanisms to achieve a “passing” grade may require changes in the responsibilities among the supply chain participants, changes to the operating patterns of vessels or the speeds at which they may sail, or the types of fuel to be consumed, as well as capital investments in equipment and technology many of which are not yet established as viable.

These regulations could result in significant financial and operational impacts on the Company’s business and on the global industry, including requiring OSG to install new emission controls, to invest in technologies or equipment, to retrofit vessels, to acquire allowances, or to pay taxes related to its greenhouse gas emissions. Further, in cases where the Company invests in new technologies or equipment, there is no assurance that such technologies or equipment will perform as expected, notwithstanding that the Company will have performed due diligence in selecting the particular technology or equipment.

Environmental laws and regulations can affect the resale value or significantly reduce the useful lives of the Company’s vessels, require a reduction in carrying capacity, ship modifications, or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters, or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Under local, national and foreign laws, as well as international treaties and conventions, OSG could incur material liabilities, including cleanup obligations, natural resource damages, fines and penalties in the event that there is a release of oil, petroleum or other hazardous substances from its vessels or otherwise in connection with its operations. OSG could be subject to personal injury or property damage claims relating to the release of or exposure to hazardous materials associated with its current or historic operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including in certain instances, seizure or detention of the Company’s vessels.

It can be expected that these regulations will continue to become stricter in the future and will require the Company to incur significant capital expenditures to keep its vessels in compliance, or even to scrap or sell certain vessels altogether. Such expenditures could result in financial and operational impacts that may be material to OSG’s financial condition. The failure to comply with local, domestic and foreign regulations may subject the Company to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

20	Overseas Shipholding Group, Inc.

The U.S. government could requisition the Company’s vessels during a period of war or emergency, which may negatively impact the Company’s business, financial condition, results of operations and available cash.

The U.S. government could requisition one or more of the Company’s vessels for title or hire, typically occurring during a period of war or emergency. OSG participates in the Maritime Security Program for such purposes. The U.S. government requisition of one or more of the Company’s vessels could impact the Company’s business, financial condition, results of operations and available cash if the charter rates we receive from the government while on requisition are less than the charter rates that are being replaced, or if the government refuses to pay the requisition charter rate.

The employment of the Company’s vessels could be adversely affected by an inability to clear the oil majors’ risk assessment processes.

The major oil companies have developed strict due diligence processes for selecting their shipping partners out of concerns for the environmental impact of spills. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel manager and the vessel. The Company’s charterers require that the Company’s vessels and the technical managers pass vetting inspections and management audits. The failure of the Company’s vessels or managers to maintain these standards could put the Company in breach of the applicable charter agreement and lead to termination of such agreement, thereby adversely affecting revenues.

Transfers or issuances of the Company’s equity may impair or reduce the Company’s ability to utilize its net operating loss carryforwards and certain other tax attributes in the future.

Section 382 of the Internal Revenue Code of 1986, as amended, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 imposes an annual limitation on the use of pre-ownership change net operating losses, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If the Company were to undergo an “ownership change,” and therefore become subject to limitations described above, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

21	Overseas Shipholding Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease two properties that house offices used in the administration of our operations: a property of approximately 18,300 square feet in Tampa, Florida, and a property of approximately 4,000 square feet in Beaverton, Oregon. We also lease 3.2 acres in Tampa, Florida on which two Company-owned buildings aggregating 15,000 square feet sit, and a property of approximately 18,600 square feet in Portland, Oregon used to store spares and parts for our vessels.

We do not own or lease any production facilities, plants, mines or similar real properties.

Vessels:

At December 31, 2022, the Company owned or operated an aggregate of 21 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

22	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “OSG.”

On March 6, 2023, there were 102 stockholders of record of the Company’s Class A common stock.

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

On June 13, 2022, the Company’s Board of Directors authorized a program to purchase up to five million shares of the Company’s common stock. Under the program, the Company repurchased shares from time to time in open market transactions or in privately negotiated transactions. The program was completed in October 2022.

During the quarter ended December 31, 2022, purchases of the Company’s common stock under the share repurchase program were as follows:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
October 1, 2022 through October 31, 2022	1,221,113	$3.04
November 1, 2022 through November 30, 2022 (1)	5,000,000	$2.86
December 1, 2022 through December 31, 2022	—	$—
	6,221,113	$2.90

(1)	In November 2022, the Company purchased five million shares of the Company’s common stock from Cyrus Capital, a major stockholder, at a price of $2.86 per share for a total of $14,300 using available cash. The purchase price for the shares was determined based on the trailing 3-day volume weighted average price at the market closing on November 10, 2022.

During the year ended December 31, 2022, in connection with the vesting of restricted stock units in January, February, March and July, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
January 1, 2022 through January 31, 2022	64	$1.79
February 1, 2022 through February 28, 2022	24,876	$1.92
March 1, 2022 through March 31, 2022	154,100	$2.10
July 1, 2022 through July 31, 2022	60,646	$2.06
	239,686	$2.07

ITEM 6. RESERVED

23	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of (i) industry operations that have an impact on the Company’s financial position and results of operations, (ii) the Company’s financial condition at December 31, 2022 and 2021 and its results of operations for the years ended December 31, 2022 and 2021, and (iii) critical accounting policies used in the preparation of the Company’s consolidated financial statements. All dollar amounts are presented in thousands, except daily dollar amounts and per share amounts.

GENERAL

Our 21-vessel fleet operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker makes decisions about resource allocations and reviews and measures our results as one line of business with similar regulatory requirements, customers and commodities transported. Revenues are derived predominantly from time charter agreements, which provide a predictable level of revenues. We derived approximately 30% of our total shipping revenues and 25% of our total TCE revenues in the spot market and COAs for 2022.

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

The Russia/Ukraine conflict has resulted in economic sanctions against Russia, including the banning or limitation of oil imports from Russia by certain countries and self-sanctioning by many oil companies and traders. In December 2022, the EU banned waterborne crude oil imports from Russia and the G7 nations implemented a price cap limiting the global price paid for Russian oil. Some countries have taken advantage of the current availability of Russian crude oil sold at a discount to world prices. These circumstances have resulted in the redirection of oil (crude and refined product) trade flows, which are apt to continue, reflecting the needs of countries that were large consumers of Russian oil to obtain other supply sources. Although the United States was not a major importer of Russian oil, it is impacted by these global events. Crude and refined products that were previously imported into the United States from non-Russian sources may not be available in prior quantities. Another potential impact is more movement from domestic producing locations via pipeline and marine assets, which would increase vessel demand. An increase in demand could result in higher utilization levels and potentially higher rates for Jones Act vessels.

Renewable diesel produces less carbon dioxide and nitrogen oxide than conventional diesel. As it is chemically identical to regular diesel, it can be used on its own or blended with conventional diesel. Production of renewable diesel increased in 2022 and is expected to grow significantly by 2025 as governments implement policies to encourage further growth of this fuel, including California’s Low Carbon Fuel Standard. The U.S. Gulf Coast currently produces a significant proportion of U.S renewable diesel, and California has been a large consumer of renewable diesel. Marine transportation provides the most cost-effective solution to move finished product to the West Coast. The length of the trip to California creates a significant increase in ton mile demand, creating a large new market for Jones Act shipping.

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

24	Overseas Shipholding Group, Inc.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. We seek to have a majority of available vessel operating days covered with time charters or COAs, but if such charters are not remunerative, or prove achievable under certain market conditions, some of our vessels may operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

The increase in demand for Jones Act tankers and ATBs that started in the fourth quarter of 2021 and continued throughout 2022 has caused charterers to secure time charter contracts rather than relying on the spot market. This resulted in fewer vessels available in the spot market, and spot activity decreased from 30 spot fixtures in the fourth quarter of 2021 to six in the fourth quarter of 2022. All six spot fixtures were performed by ATBs.

Our vessels were employed for 98% of available days during 2022, with 159 of a total 7,025 available days (excluding 227 days vessels were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act construction orders as of December 31, 2022.

Delaware Bay lightering volumes averaged 67,000 b/d in 2022 compared with 70,000 b/d in 2021. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

RESULTS FROM VESSEL OPERATIONS

During the year ended December 31, 2022, shipping revenues increased by $107,738, or 30.0% compared to 2021. The increase primarily resulted from a 1,953-day decrease in layup days as we had fewer vessels in layup during 2022 as compared to 2021. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. We had seven vessels in layup for most of 2021, with two of seven vessels coming out of layup in September 2021. Additionally, the increase in revenues resulted from an increase in average daily rates earned by our fleet and seven Military Sealift Command voyages, which were longer international voyages, during the year ended December 31, 2022 compared to five such voyages during the same period in 2021. The increase was partially offset by (a) fewer vessels in our fleet, as we sold one MR tanker, the Overseas Gulf Coast, in June 2021 and returned three conventional tankers leased from American Shipping Company in early to mid-December 2022, (b) a 38-day increase in scheduled drydocking and (c) a 15-day increase in repair days.

Reconciliations of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2022	2021
Time charter equivalent revenues	$426,328	$292,595
Add: Voyage expenses	40,472	66,467
Shipping revenues	$466,800	$359,062

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

25	Overseas Shipholding Group, Inc.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2022 and 2021 between spot and fixed earnings and the related revenue days.

	2022		2021
For the years ended December 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$51,565	$60,732	$34,985	$65,794
Revenue days	637	3,628	843	1,856
Non-Jones Act Handysize Product Carriers:
Average rate	$45,562	$31,290	$31,017	$10,048
Revenue days	730	361	735	520
ATBs:
Average rate	$37,211	$35,125	$—	$33,849
Revenue days	177	550	—	727
Lightering:
Average rate	$68,523	$46,783	$73,624	$—
Revenue days	455	140	365	—
Alaska (a):
Average rate	$—	$59,880	$—	$59,002
Revenue days	—	1,061	—	1,018

(a)	Excludes one Alaska vessel currently in layup.

During 2022, TCE revenues increased by $133,733, or 45.7%, to $426,328 from $292,595 in 2021. The increase in TCE revenues was primarily driven by the increase in shipping revenues explained above.

Voyage expenses decreased by $25,995, or 39.1%, to $40,472 in 2022 from $66,467 in 2021 primarily related to an absence of expenses for oil pollution mitigation services for the Alaskan tankers during 2022 compared to $36,977 of these expenses during 2021. These expenses were previously passed through to the charterer each month; however, the charterer is now paying the expenses directly to the vendor. The decrease was partially offset by increases in fuel and port expenses related to higher fuel prices and more voyage charters performed by our vessels during 2022 compared to 2021 and an increase in freight brokerage fees due to removing vessels from layup during 2022.

Vessel expenses increased by $36,253, or 25.8%, to $176,666 in 2022 from $140,413 in 2021 primarily due to an increase in crewing costs. The increase in crewing costs was related to fewer vessels in layup during 2022 compared to 2021 and higher negotiated rates paid to our seafarers under collective bargaining agreements with U.S. maritime unions.

Charter hire expenses decreased by $1,317, or 1.5%, to $88,849 in 2022 from $90,166 in 2021. The decrease primarily resulted from less charter hire expense paid during 2022 compared to 2021 due to the redelivery of three conventional tankers leased from American Shipping Company in early to mid-December 2022.

Depreciation expense increased by $8,814, or 14.3%, to $70,637 in 2022 from $61,823 in 2021. The increase primarily resulted from an increase in amortization of drydock costs.

26	Overseas Shipholding Group, Inc.

Two of our reflagged U.S. Flag Product Carriers participate in the U.S. Maritime Security Program, which is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,300 on one vessel and $3,952 on one vessel in 2022 and $5,250 for each vessel in 2021.

Under the terms of the program, we expect to receive up to $5,300 for each vessel in 2023. We do not receive a stipend for any days for which either of the two vessels operate under a time charter to a U.S. government agency.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2,888, or 12.0%, to $26,985 from $24,097 in 2021. The increase was primarily driven by higher compensation and benefits costs related to the recognition of stock compensation costs for performance-based RSUs due to the fact that at the end of the second quarter of 2022 it became probable that some of the operational and financial goals specified in the RSUs were met and an increase in headcount during 2022 compared to 2021.

BAD DEBT RECOVERY

Bad debt recovery was $0 in 2022 compared to $1,080 in 2021. In June 2019, one of our lightering customers, Philadelphia Energy Solutions LLC (“PES”), suffered an explosion and fire at its refinery in the Delaware Bay. In July 2019, PES filed a Chapter 11 bankruptcy petition. At the end of the second quarter of 2019, we established a loss provision of $4,300 related to $4,300 in outstanding receivables from PES. In May 2020, the PES bankruptcy process resulted in the sale of the refinery complex, which was permanently closed. During the fourth quarter of 2021, our recovery became determinable and we recognized a recovery of $1,080, which the payment was received by us in February 2022.

LOSS ON DISPOSAL OF VESSELS AND OTHER PROPERTY, INCLUDING IMPAIRMENTS, NET

Loss on disposal of vessels and other property, including impairments, net was $0 in 2022 compared to $6,276 in 2021. The decrease was primarily a result of the sale of the Overseas Gulf Coast during the second quarter of 2021 for $32,128, net of broker commissions and other fees, resulting in a loss, and an impairment charge of $1,000 recorded on two of the Company’s leased vessels.

OTHER INCOME, NET

Other income, net increased $1,342, or 67.6%, to $3,327 in 2022 from $1,985 in 2021. The increase was primarily a result of the annual actuarial adjustments related to our pension and other postretirement benefit plans.

INTEREST EXPENSE

Interest expense increased $3,857, or 13.2%, to $33,060 in 2022 from $29,203 in 2021. The increase in interest expense was primarily due to a higher average balance of debt outstanding throughout 2022 in comparison to 2021 and a higher rate of interest on our term loan, due 2028, which we entered into in September 2021 (the “New Term Loan”), during the year ended December 31, 2022 compared to the rate of interest we were paying on our prior term loan, due 2023, during the year ended December 31, 2021. The prior term loan, due 2023 was paid off with proceeds from the New Term Loan. The increase was partially offset by decreases in interest expense related to the replacement and payoff of our term loan, due 2026, with proceeds from the New Term Loan in September 2021 and a prepayment of $16,000 we made on the Alaska tankers term loan, due 2025, in September 2021.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2022 and 2021 were 20.6% and 28.1%, respectively. The tonnage tax exclusion created a decrease in the tax rate in 2022 from 2021 due to the change from net loss in 2021 to net income in 2022.

As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $199,059 that are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034.

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

27	Overseas Shipholding Group, Inc.

Liquidity

Working capital from continuing operations at December 31, 2022 was approximately $(38,000) compared with approximately $(67,000) at December 31, 2021. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $30,000 at December 31, 2022 compared to $37,000 at December 31, 2021. The decrease in working capital was primarily due to a decrease in cash and cash equivalents related to our purchase of a U.S. Treasury Note for $14,794 and our repurchase of 10 million shares of our common stock for $29,040, as discussed below. Additionally, working capital decreased due to an increase in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made in 2022 compared to 2021. The decrease in working capital was partially offset by an increase in receivables related to the timing of collections from our customers.

As of December 31, 2022, we had total liquidity on a consolidated basis comprised principally of $78,732 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be creditworthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies. Restricted cash as of December 31, 2022 and 2021 was related to requirements under the Unsecured Senior Notes.

As of December 31, 2022, we had total debt outstanding (net of deferred financing costs) of $423,363 and a total debt to total capitalization of 55.5%, compared to $444,740 and 56.7%, respectively, at December 31, 2021.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and COAs. Net cash provided by operating activities in 2022 was $72,823. In addition to operating cash flows, our other current potential sources of funds are additional borrowings, proceeds from the opportunistic sales of our vessels and proceeds from additional issuances of equity securities. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations and repay or repurchase our outstanding loan facilities. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

In July 2022, we purchased a $15,000 U.S. Treasury Note for $14,794 with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the consolidated balance sheets as we have the intent and ability to hold until maturity.

In October 2022, we completed a share repurchase program using $14,740 of available cash to repurchase five million shares of our company stock at an average price of $2.95. Additionally, in November 2022, we purchased five million shares of our common stock from Cyrus Capital, a major stockholder, at a price of $2.86 per share for a total of $14,300 using available cash.

In June 2021, the Company sold the Overseas Gulf Coast for $32,128, net of broker commissions and other fees, resulting in a loss of $5,268, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

On September 29, 2021, certain subsidiaries (the “Borrowers”) of the Company entered into a seven-year, $325,000 term loan credit facility with Stonebriar Commercial Finance. Proceeds were used to pay off the Company’s term loan, due 2023, with The Prudential Insurance Company of America, as administrative agent, and certain other lenders, and the Company’s term loan, due 2026, with Wintrust Commercial Finance, for $237,983 and $20,298, respectively. Additionally, the Company used proceeds to make a prepayment of $16,000, to partially prepay a term loan with Banc of America Leasing & Capital, LLC, the Company’s Alaska tankers term loan, due 2025. The remaining proceeds were used for general working capital purposes. The Company recognized an aggregate net loss of $7,961 on these transactions, which reflects a write-off of unamortized deferred financing costs and prepayment fees. The new term loan bears interest at a rate of 7.75% and matures on October 1, 2028. The performance of the Borrowers’ obligations under the term loan is guaranteed by the Company and certain other subsidiaries and are secured by the Borrowers’ assets, including five tankers, three tugs, and two barges, and by the Company’s equity interests in certain of its subsidiaries.

The Company also completed amendments to the loans on the OSG 205 and OSG Courageous, Overseas Sun Coast and the Alaskan Explorer and Alaskan Navigator conforming the covenants with the Stonebriar $325,000 loan.

28	Overseas Shipholding Group, Inc.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act trades within which the majority of our vessels operate, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. The emergence of demand for domestic crude oil and renewable fuels transportation has in recent years added a new dimension to understanding traditional Jones Act trades. Recent market conditions have created favorable conditions for extending the breadth and duration of time charter coverage amongst our conventional tankers. We consider the “normalized” market in which our vessels trade to be one that should be characterized by stable, longer-term chartering relationships with our customer base. Recent market conditions have created favorable conditions to allow us to establish this normalized relationship with our key customers, giving us a healthy book of time charter contracts, many of which extend for several years into the future. Notwithstanding the current favorable environment, there have been in the past, and could well be in the future, periods of surplus of available capacity or offsetting demand destruction, as was evident in recent years. During such periods of market stress, low charter rates make medium term charters unattractive or simply unavailable. In such market environments, we have considered the cost of acquiring cash flow visibility by committing vessels to charter contracts at sustained loss-making rates as being too high when measured against what we believed to be an asymmetrical upside potential of being positioned to benefit from a recovery in rates. As time charters expire, it is possible that such time charters will not renew and, even if they do, they may not renew on comparable terms. Increased exposure to spot markets has been, and in the future will likely continue to be a consequence of such thinking. Conversely, when supply and demand move more consistently into balance, and time charters become more available at remunerative rates, and an increase in both the number and duration of period charters entered into with our customers can be expected.

Earnings volatility which accompanies spot market exposure has important implications for liquidity management. The retention of relatively high cash balances and efforts to reduce overall levels of debt and operating and administrative costs should be understood as a necessary response to heightened uncertainty. In recent years, we have witnessed a strong trend towards rebalance of supply, as tightening age restrictions imposed by our core customer base has progressively limited the acceptability for use in service of aging vessels. A notable decline in the number of available trading vessels has occurred. This recent positive trend was interrupted by the onset of the COVID-19 pandemic which caused a dramatic drop in domestic and international transportation fuels demand. Changing mobility patterns arising out of stay-at-home and restricted travel policies impacted the refining and distribution industry acutely. The short-term need for marine assets to move fuels in a constrained demand environment was equally affected. These developments resulted in increased volatility and decreased forward visibility of our future earnings, given the uncertainty surrounding the timing and the extent of a future recovery of normalized demand.

Notwithstanding the effects of pandemic related disruptions to normal demand patterns, the demand for both domestic crude oil transportation and the movement of renewable diesel and its feedstocks have acted progressively as important factors in affecting a restoration of a healthy balance between available vessel supply and overall domestic transportation demand. The market transition that was emerging with this rebalancing of supply in the period prior to the onset of the COVID-19 pandemic has now more recently reasserted itself, offering an increase in both the number and the duration of time charter contracts for our vessels. The emergence of expanding demand for transporting renewable fuels, and the prospects for growth in this demand in the years ahead, has become an important variable in the equation for determining the balance between future supply and demand. The return to normalized levels of demand in domestic refined product trades, coupled with increased renewable fuels transport activity, so long as that trend continues, should continue to underpin market conditions which we consider to be supportive of our long-term business objectives.

As mentioned previously, we refinanced certain of our debt in 2021. The refinancing reduced our cash debt service requirements; lengthened the maturity profile of our loans; reduced the remaining balance of the Alaska tanker loan due in 2025; and provided additional cash to the Company. We believe that these items, coupled with improved operating results, will provide adequate resources to meet our ongoing liquidity needs.

29	Overseas Shipholding Group, Inc.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Carrying Value of Vessels

We believe that the availability, quality and reliability of fair market valuations of U.S Flag vessels are limited given the fact that the U.S. Flag market is relatively small and illiquid with very limited secondhand sales and purchases activity from which to benchmark vessel values. As discussed in Note 9, “Fair Value Measurements and Fair Value Disclosures,” to our consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” we monitor for any indicators of impairment in regards to the carrying value of our vessels.

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

Revenue Recognition

The majority of our revenue is generated from time charters and is accounted for as operating leases and are thus recognized ratably over the rental periods of such charters as service is performed. The Company does not recognize time charter revenues during periods that vessels are off hire.

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

The Company enters into COAs to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company’s COAs include minimum purchase requirements from customers that are expressed in either fixed monthly barrels, annual minimum barrel volume requirements or annual minimum number of voyages to complete. The Company is required to transport and the charterer is required to provide the Company with a minimum volume requirement.

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

30	Overseas Shipholding Group, Inc.

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

Deferred income taxes arise from temporary differences between the financial reporting and the tax basis of assets and liabilities and from events that have been recognized in the financial statements and will result in taxable or deductible amounts based on provisions of the tax law in different periods. In evaluating our ability to recover our net deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established to the extent it is more likely than not that some portion or the entire deferred tax asset will not be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.

31	Overseas Shipholding Group, Inc.

Pension Benefits

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (the “Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The Company has recorded pension benefit costs based on assumptions and valuations developed with the support of its actuarial consultants. These valuations are based on estimates and key assumptions, including those related to the discount rates, the rates expected to be earned on investments of plan assets and the life expectancy/mortality of plan participants. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management’s best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the participants in the Maritrans Plan and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

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

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days beyond the expiry of any current time charters are based on internally forecasted rates that take into consideration average annual rates published by a third-party maritime research service and are consistent with forecasts provided to the Company’s senior management and Board of Directors. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the internally forecasted rates to be reasonable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable due to our status as a smaller reporting company.

32	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

33	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$78,732	$83,253
Voyage receivables, including unbilled of $11,364 and $3,777, net of reserve for doubtful accounts	19,698	14,586
Income tax recoverable	1,914	1,882
Other receivables	5,334	5,816
Prepaid expenses	385	543
Inventories and other current assets	2,283	2,895
Total Current Assets	108,346	108,975
Vessels and other property, less accumulated depreciation and amortization	726,179	761,777
Deferred drydock expenditures, net	38,976	43,342
Total Vessels, Deferred Drydock and Other Property	765,155	805,119
Intangible assets, less accumulated amortization	18,017	22,617
Operating lease right-of-use assets	206,797	152,027
Investment security to be held to maturity	14,803	—
Other assets	25,945	26,991
Total Assets	$1,139,063	$1,115,729

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$54,906	$49,901
Current installments of long-term debt	23,733	22,225
Current portion of operating lease liabilities	63,288	100,010
Current portion of finance lease liabilities	4,000	4,000
Total Current Liabilities	145,927	176,136
Reserve for uncertain tax positions	175	179
Long-term debt, net	399,630	422,515
Deferred income taxes, net	70,233	63,744
Noncurrent operating lease liabilities	149,960	73,150
Noncurrent finance lease liabilities	16,456	18,998
Other liabilities	16,997	22,393
Total Liabilities	799,378	777,115

Commitments and contingencies (Note 17)

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 88,297,439 and 87,170,463 shares issued; 78,297,439 and 87,170,463 shares outstanding)	883	872
Paid-in additional capital	597,455	594,386
Accumulated deficit	(233,023)	(259,587)
Treasury stock, 10,000,000 shares, at cost	(29,040)	—
	336,275	335,671
Accumulated other comprehensive income	3,410	2,943
Total Equity	339,685	338,614
Total Liabilities and Equity	$1,139,063	$1,115,729

See notes to consolidated financial statements

34	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2022	2021
Shipping Revenues:
Time charter revenues	$327,329	$254,744
Voyage charter revenues	139,471	104,318
	466,800	359,062
Operating Expenses:
Voyage expenses	40,472	66,467
Vessel expenses	176,666	140,413
Charter hire expenses	88,849	90,166
Depreciation and amortization	70,637	61,823
General and administrative	26,985	24,097
Bad debt recovery	—	(1,080)
Loss on disposal of vessels and other property, including impairments, net	—	6,276
Total operating expenses	403,609	388,162
Operating income/(loss) from vessel operations	63,191	(29,100)
Loss on extinguishment of debt, net	—	(8,031)
Other income, net	3,327	1,985
Income/(loss) before interest expense and income taxes	66,518	(35,146)
Interest expense, net	(33,060)	(29,203)
Income/(loss) before income taxes	33,458	(64,349)
Income tax (expense)/benefit	(6,894)	18,097
Net income/(loss)	$26,564	$(46,252)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	89,556,195	90,587,454
Diluted - Class A	91,400,041	90,587,454
Per Share Amounts:
Basic net income/(loss) - Class A	$0.30	$(0.51)
Diluted net income/(loss) - Class A	$0.29	$(0.51)

See notes to consolidated financial statements

35	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2022	2021
Net income/(loss)	$26,564	$(46,252)
Other comprehensive (loss)/income, net of taxes:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(553)	(554)
Net change in unrecognized actuarial gain	1,020	3,779
Other comprehensive income	467	3,225
Comprehensive income/(loss)	$27,031	$(43,027)

See notes to consolidated financial statements

36	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$26,564	$(46,252)
Items included in net income not affecting cash flows:
Depreciation and amortization	70,637	61,823
Bad debt recovery	—	(1,080)
Amortization of debt discount and other deferred financing costs	1,129	2,099
Compensation relating to restricted stock, stock unit and stock option grants	3,574	2,232
Deferred income tax expense/(benefit)	6,347	(18,236)
Interest on finance lease liabilities	1,618	1,799
Non-cash operating lease expense	89,127	90,863
Items included in net income related to investing and financing activities:
Loss on extinguishment and prepayments of debt, net	—	5,295
Loss on disposal of vessels and other property, including impairments, net	—	6,276
Payments for drydocking	(17,231)	(19,037)
Changes in operating assets and liabilities:
Operating lease liabilities	(99,808)	(92,634)
Increase in receivables	(5,112)	(384)
Decrease in income tax receivable	(32)	(1,495)
Increase in deferred revenue	3,435	9,666
Net change in other operating assets and liabilities	(7,425)	(12,767)
Net cash provided by/(used in) operating activities	72,823	(11,832)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(6,354)	(7,793)
Purchase of investment security to be held to maturity	(14,794)	—
Proceeds from disposal of vessels and other property	—	32,128
Net cash (used in)/provided by investing activities	(21,148)	24,335
Cash Flows from Financing Activities:
Payments on debt	(22,222)	(33,316)
Tax withholding on share-based awards	(496)	(402)
Payments on principal portion of finance lease liabilities	(4,161)	(4,161)
Deferred financing costs paid for debt amendments	(277)	(2,465)
Purchases of treasury stock	(29,040)	—
Extinguishment of debt and prepayments	—	(277,520)
Issuance of debt, net of issuance and deferred financing costs	—	321,531
Extinguishment of debt costs paid	—	(2,736)
Net cash (used in)/provided by financing activities	(56,196)	931
Net (decrease)/increase in cash and cash equivalents	(4,521)	13,434
Cash and cash equivalents at beginning of year	83,253	69,819
Cash and cash equivalents at end of year	$78,732	$83,253

See notes to consolidated financial statements

37	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at December 31, 2020	$864	$592,564	$(213,335)	$—	$(282)	$379,811
Net loss	—	—	(46,252)	—	—	(46,252)
Other comprehensive income, net of taxes	—	—	—	—	3,225	3,225
Issuance and vesting of restricted stock awards	8	(8)	—	—	—	—
Taxes withheld and forfeitures of restricted stock awards	—	(402)	—	—	—	(402)
Compensation related to Class A restricted stock awards	—	2,232	—	—	—	2,232
Balance at December 31, 2021	872	594,386	(259,587)	—	2,943	338,614
Net income	—	—	26,564	—	—	26,564
Other comprehensive income, net of taxes	—	—	—	—	467	467
Issuance and vesting of restricted stock awards	13	(13)	—	—	—	—
Taxes withheld and forfeitures of restricted stock awards	(2)	(492)	—	—	—	(494)
Compensation related to Class A restricted stock awards	—	3,574	—	—	—	3,574
Purchases of treasury stock	—	—	—	(29,040)	—	(29,040)
Balance at December 31, 2022	$883	$597,455	$(233,023)	$(29,040)	$3,410	$339,685

See notes to consolidated financial statements

38	Overseas Shipholding Group, Inc.

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

Interest costs are capitalized to vessels and other property during the period when vessels are under construction and projects are in progress. During the years ended December 31, 2022 and 2021, interest costs capitalized were $1,378 and $1,427, respectively.

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

3.	Impairment of long-lived assets, including right-of-use assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment tests performed on our vessels during the two years ended December 31, 2022.

39	Overseas Shipholding Group, Inc.

4.	Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company’s intangible assets at December 31, 2022.

5.	Internal use software - The Company contracted with a third party to implement a cloud-based enterprise resource planning software system. The Company concluded the arrangement is considered a cloud computing arrangement and should be accounted for as a service contract under ASC 350, Intangibles-Goodwill and Other. Two of the modules were completed and the Company put into service $3,500 of internal use software during 2022. The capitalized costs less accumulated depreciation of $292 is included in other assets on the consolidated balance sheets at December 31, 2022 and are being amortized on the straight-line basis over their estimated useful lives of five years.

6.	Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on an effective interest method over the life of the related debt.

Unamortized deferred financing charges of $4,697 and $5,542 relating to the Company’s term loans are netted against long-term debt in the consolidated balance sheets as of December 31, 2022 and 2021, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,129 in 2022 and $2,099 in 2021.

7.	Revenue and expense recognition - Revenues from time charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Revenues from voyage charter contracts are recognized ratably over the estimated length of each voyage, calculated on a load-to-discharge basis.

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

The Company receives a stipend pursuant to the Maritime Security Act of 1996 for the two U.S. Flag Product Carriers which participate in the U.S. MSP program. This stipend has been recorded as an offset to vessel expenses which amounted to $9,252 in 2022 and $10,500 in 2021.

8.	Voyage receivables - All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

9.	Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected on the consolidated balance sheets as of December 31, 2022 and 2021 are net of a reserve for doubtful accounts of $197 and $150, respectively.

40	Overseas Shipholding Group, Inc.

During the years ended December 31, 2022 and 2021, the Company had two individual customers who accounted for 10% or more of the Company’s revenues. The customers and their related percentages were Hilcorp North Slope LLC (14.2%) and Valero Marketing and Supply Company (10.2%) for the year ended December 31, 2022 and Hilcorp North Slope LLC (28.2%) and BP Products North America Inc. (10.6%) for the year ended December 31, 2021.

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

11.	Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, equity, revenues and expenses reported in the financial statements and accompanying notes. The most significant estimates relate to the depreciation of vessels and other property, amortization of drydocking costs and internal use software, estimates used in assessing the recoverability of vessels, intangible assets and other long-lived assets, liabilities incurred relating to pension benefits, and income taxes. Actual results could differ from those estimates.

12.	Segment information - Operating segments are defined as components of an enterprise that engage in business activities. The Company has determined that it operates its business as a single segment as its chief operating decision maker makes decisions about resource allocations and reviews and measures the Company’s results as one line of business with similar regulatory requirements, customers and commodities transported.

13.	Inventories - Inventories are included in the inventories and other current assets line item on the consolidated balance sheets. Inventories are accounted for on the first in first out basis and consist of fuel on the Company’s vessels.

14.	Recently issued accounting standards — In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which allows a two-bucket approach for determining the effective dates of these accounting standards. Under this approach, the buckets would be defined as follows:

Bucket 1— All public business entities (“PBEs”) that are SEC filers (as defined in U.S. GAAP), excluding smaller reporting companies (“SRCs”) (as defined by the SEC). The credit losses standard became effective January 1, 2020.

Bucket 2— All other entities, including SRCs, other PBEs that are not SEC filers, private companies, not-for-profit organizations, and employee benefit plans. The credit losses standard became effective January 1, 2023.

At June 30, 2019, the evaluation date for purposes of determining the applicability of the credit losses standard, the Company met the SEC definition of a smaller reporting company. Accordingly, the Company adopted the credit losses standard as of January 1, 2023. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial statements.

41	Overseas Shipholding Group, Inc.

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

Class A

As of December 31, 2022, there were 3,672,646 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of December 31, 2021, there were 3,371,177 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2022	2021
Net income/(loss)	$26,564	$(46,252)

Weighted average common shares outstanding:
Class A common stock - basic	89,556,195	90,587,454
Class A common stock - diluted	91,400,041	90,587,454

For the year ended December 31, 2022, there were dilutive equity awards outstanding covering 1,843,846 shares. Awards of 609,956 shares (related to restricted stock units and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive. For the year ended December 31, 2021, awards under which 2,017,810 shares may be issued related to restricted stock units and stock options were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the period.

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

42	Overseas Shipholding Group, Inc.

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

Contracts of Affreightment

The Company enters into COAs to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company has COAs to provide for lightering services and other arrangements based on the number of voyages. These contracts are service contracts within the scope of ASC 606 for which the underlying performance obligation is satisfied as transportation services are provided.

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

At December 31, 2022 and 2021, the Company did not have deferred revenue related to the Company’s COAs.

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

43	Overseas Shipholding Group, Inc.

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Time and bareboat charter revenues	$327,329	$254,744
Voyage charter revenues (1)	86,659	57,946
Contracts of affreightment revenues	52,812	46,372
Total shipping revenues	$466,800	$359,062

(1)	Voyage charter revenues include revenue related to short-term time charter contracts of $33,612 and $14,843 for the years ended December 31, 2022 and 2021, respectively.

Voyage Receivables

As of December 31, 2022 and December 31, 2021, contract balances from contracts with customers consisted of voyage receivables of $9,258 and $8,227, respectively, net of reserves for doubtful accounts for voyage charters and lightering contracts, which were not material. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customers based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for doubtful accounts when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and COAs, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At December 31, 2022, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, the Company expects to recognize revenue of approximately $28,927 in 2023 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

44	Overseas Shipholding Group, Inc.

NOTE 5 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2022	2021
Vessels, at cost	$1,082,822	$1,066,327
Accumulated depreciation	(385,242)	(345,531)
Vessels, net	697,580	720,796

Construction in progress	10,406	19,799

Finance lease right-of-use asset, at cost (Note 14)	26,940	26,940
Accumulated amortization (Note 14)	(8,856)	(5,906)
Finance lease right-of use asset, net (Note 14)	18,084	21,034

Other property, at cost	5,578	5,578
Accumulated depreciation and amortization	(5,469)	(5,430)
Other property, net	109	148

Total vessels and other property	$726,179	$761,777

On January 27, 2023, the Company’s one owned Marshall Island flagged non-Jones Act MR tanker, the Overseas Sun Coast, was officially documented as a U.S. Flag vessel, joining the rest of the Company’s U.S. Flag fleet.

In June 2021, the Company sold the Overseas Gulf Coast for $32,128, net of broker commissions and other fees, resulting in a loss of $5,268, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

At December 31, 2022, the Company’s owned vessel fleet with a weighted average age of 14.6 years, consisted of five Handysize Product Carriers, three crude oil tankers, two lightering ATBs and two ATBs. These vessels were pledged as collateral under term loan agreements and have an aggregate carrying value of $692,501.

Vessel activity, excluding construction in progress, for the two years ended December 31, 2022 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2020	$1,099,187	$(308,449)	$790,738
Transfers from construction in progress	6,836	—
Depreciation	—	(39,398)
Disposals	(39,696)	2,316
Balance at December 31, 2021	1,066,327	(345,531)	720,796
Transfers from construction in progress	16,699	—
Additions	570
Depreciation	—	(40,485)
Disposals	(774)	774
Balance at December 31, 2022	$1,082,822	$(385,242)	$697,580

The total of vessel additions can be different from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made. For the years ended December 31, 2022 and 2021, the Company had approximately $2,784 and $1,341 of non-cash investing activities for the accrual of capital expenditures related to the Company’s vessels.

45	Overseas Shipholding Group, Inc.

Drydocking activity for the two years ended December 31, 2022 is summarized as follows:

	2022	2021
Balance at January 1	$43,342	$43,134
Additions	18,198	15,017
Drydock amortization	(22,564)	(14,809)
Balance at December 31	$38,976	$43,342

NOTE 6 — INTANGIBLE ASSETS

Intangible assets activity for the two years ended December 31, 2022 is summarized as follows:

Total
Balance at December 31, 2020	$27,217
Amortization	(4,600)
Balance at December 31, 2021	22,617
Amortization	(4,600)
Balance at December 31, 2022	$18,017

The Company’s intangible assets at December 31, 2022 and 2021 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2022 and 2021. The unamortized balance of the Company’s intangible assets at December 31, 2022 will be recognized over the remaining useful life, which is four years. Amortization of intangible assets for the four years subsequent to December 31, 2022 is expected to approximate $4,600 per year.

NOTE 7 — DEBT

Debt consists of the following:

	December 31,
	2022	2021
Term loan, due 2024, net of unamortized deferred costs of $257 and $398	$20,330	$21,633
Alaska tankers term loan, due 2025, net of unamortized deferred costs of $267 and $421	25,289	30,236
OSG 204 LLC term loan, due 2025, net of unamortized deferred costs of $457 and $646	25,006	26,231
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net of unamortized deferred costs of $609 and $734	44,342	46,380
Unsecured senior notes, net of unamortized deferred costs	390	390
Term loan, due 2028, net of unamortized deferred costs of $3,106 and $3,343	308,006	319,870
Total debt	423,363	444,740
Less current installments of long-term debt	(23,733)	(22,225)
Total long-term debt	$399,630	$422,515

The weighted average interest rate for debt outstanding at December 31, 2022 and 2021 was 7.18% and 7.20%, respectively.

Term Loans

Capitalized terms used hereafter have the meaning given in this Annual Report on Form 10-K or in the respective transaction documents referred to below, including subsequent amendments thereto.

Term loan, due 2028 - On September 29, 2021, certain subsidiaries (the “Borrowers”) of the Company entered into a seven-year, $325,000 term loan credit facility with Stonebriar Commercial Finance. Proceeds were used to pay off the Company’s term loan, due 2023, with The Prudential Insurance Company of America, as administrative agent, and certain other lenders, and the Company’s term loan, due 2026, with Wintrust Commercial Finance, for $237,983 and $20,298, respectively. Additionally, the Company used proceeds to make a prepayment of $16,000, to partially prepay a term loan with Banc of America Leasing & Capital, LLC, the Company’s Alaska tankers term loan, due 2025. The remaining proceeds were used for general working capital purposes. The Company recognized an aggregate net loss of $7,961 on these transactions, which reflects a write-off of unamortized deferred financing costs and prepayment fees. The new term loan bears interest at a rate of 7.75% and matures on October 1, 2028. The performance of the Borrowers’ obligations under the term loan is guaranteed by the Company and certain other subsidiaries and are secured by the Borrowers’ assets, including five tankers, three tugs, and two barges, and by the Company’s equity interests in certain of its subsidiaries.

46	Overseas Shipholding Group, Inc.

OSG 205 LLC and OSG Courageous II LLC term loan, due 2027 - In November 2020, two of the Company’s subsidiaries, OSG 205 LLC and OSG Courageous II LLC, entered into a construction loan in the original principal amount of $49,150 of which $46,711 was drawn down to finance a new 204,000-barrel U.S. Flag oil and chemical ATB barge, OSG 205, and to refinance the tug to which the barge is being paired, the OSG Courageous. On December 3, 2020, upon completion and delivery of the OSG 205, the remainder of the construction loan was drawn down and the construction loan was converted to a term loan. The term loan had a fixed rate of interest of 6.37%. In March 2021, the Company obtained an amendment for certain financial covenants of the term loan. In connection with the amendment, the interest rate was updated to a fixed interest rate of 6.87% until the end of the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate returned to a fixed interest rate of 6.37%. The loan is guaranteed by the Company and has a seven-year term maturing on December 1, 2027. The lenders hold a perfected first priority security interest and preferred ship mortgage against the barge and tug. In November 2021, the Company completed an amendment on the term loan to conform the covenants with the Stonebriar $325,000 loan.

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

Term loan, due 2026 – In November 2018, two of the Company’s subsidiaries, Mykonos Tanker LLC and Santorini Tanker LLC, entered into a loan with Wintrust Commercial Finance which was guaranteed by the Company. The loan had an aggregate original principal amount of $27,500 and a seven-year term. As discussed above, this loan was paid off in September 2021.

Unsecured Senior Notes

7.5% Notes – The unsecured senior notes were issued on March 7, 2003 and consisted of $146,000 in face value, which are due on February 15, 2024.

47	Overseas Shipholding Group, Inc.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the two years ended December 31, 2022 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt Facility	2022	2021
Term loan, due 2024	$1,340	$1,407
Alaska tankers term loan, due 2025	1,406	2,193
OSG 204 LLC term loan, due 2025	1,697	1,747
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027	3,121	3,423
Unsecured senior notes	29	32
Term loan, due 2028	25,146	6,550
Term loan, due 2023	—	12,618
Term loan, due 2026	—	712
Total interest expense on debt facilities	$32,739	$28,682

Cash paid for interest expense was $31,618 and $25,609 in the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the aggregate annual principal payments required to be made on the Company’s debt are as follows:

2023	$23,730
2024	43,184
2025	54,903
2026	19,268
2027	52,597
Thereafter	234,375
Total	$428,057

NOTE 8 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the consolidated balance sheets, as the Company has the intent and ability to hold until maturity. The amortized cost, gross unrealized loss, and fair value of the U.S. Treasury Note at December 31, 2022 is as follows:

At December 31, 2022	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,803	$(328)	$14,475
	$14,803	$(328)	$14,475

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed quarterly reviews of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At December 31, 2022, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the year ended December 31, 2022.

48	Overseas Shipholding Group, Inc.

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

Cash and cash equivalents and restricted cash — The carrying amounts reported on the consolidated balance sheets for interest-bearing deposits approximate fair value. Investments in trading securities consist of equity securities and were measured using quoted market prices at the reporting date.

U.S. Treasury Note — The fair value of the U.S. Treasury Note is based on a quoted market price in an active market.

Debt — The fair values of the Company’s publicly traded and non-public debt are estimated based on similar instruments.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2022 and 2021, are as follows:

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2022:
Assets
Cash and cash equivalents (1)	$78,732	$78,732	$—
U.S. Treasury Note	14,803	14,475	—
Total	$93,535	$93,207	$—
Liabilities
Term loan, due 2024, net	$20,330	$—	$19,296
Alaska tankers term loan, due 2025, net	25,289	—	23,195
OSG 204 LLC term loan, due 2025, net	25,006	—	23,448
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	44,342	—	40,331
Term loan, due 2028, net	308,006	—	295,320
Unsecured senior notes, net	390	—	385
Total	$423,363	$—	$401,975

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2021:
Assets
Cash and cash equivalents (1)	$83,253	$83,253	$—
Total	$83,253	$83,253	$—
Liabilities
Term loan, due 2024, net	$21,633	$—	$21,229
Alaska tankers term loan, due 2025, net	30,236	—	28,695
OSG 204 LLC term loan, due 2025, net	26,231	—	25,265
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	46,380	—	47,863
Term loan, due 2028, net	319,870	—	321,630
Unsecured senior notes, net	390	—	399
Total	$444,740	$—	$445,081

(1)	Includes current and non-current restricted cash aggregating $52 and $81 at December 31, 2022 and 2021, respectively. Restricted cash as of December 31, 2022 and 2021 was related to the Company’s unsecured senior notes.

49	Overseas Shipholding Group, Inc.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel Impairments

During the year ended December 31, 2022, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

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

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2022 and 2021 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

During the years ended December 31, 2022 and 2021, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying value of the Company’s intangible assets may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

50	Overseas Shipholding Group, Inc.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2022	2021
Accounts payable	$5,962	$9,496
Payroll and benefits	10,397	12,013
Interest	2,437	2,565
Insurance	520	335
Accrued drydock and repair costs	957	450
Bunkers and lubricants	370	1,125
Charter revenues received in advance	21,778	18,343
Accrued vessel expenses	10,888	4,095
Accrued general and administrative, primarily professional fees	985	860
Other	612	619
	$54,906	$49,901

NOTE 11 —TAXES

The (expense)/benefit for income taxes on income before income taxes consists of the following:

	Years Ended December 31,
	2022	2021
Current - Federal	$(9)	$(8)
Current - State	(538)	(131)
Deferred - Federal	(4,630)	15,275
Deferred - State	(1,717)	2,961
Total	$(6,894)	$18,097

The reconciliations between the U.S. federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%

Adjustments due to:
State taxes, net of federal benefit	0.4%	3.7%
Change in valuation allowance	5.6%	0.9%
Equity awards	0.6%	0.0%
Return to provision	0.5%	(0.5)%
U.S. income subject to tonnage tax	(8.2)%	2.2%
Other	0.7%	0.8%
Effective tax rate	20.6%	28.1%

During the years ended December 31, 2022 and 2021, $13,100 and $6,700, respectively, of income from the Overseas Mykonos and Overseas Santorini was excluded as part of the tonnage tax exclusion resulting in a (8.2)% and 2.2%, respectively, impact on the Company’s effective tax rate.

51	Overseas Shipholding Group, Inc.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2022	2021
Deferred tax liabilities:
Vessels and other property (1)	$119,987	$121,169
Prepaid expenditures	8,695	9,445
Operating lease right-of-use assets	50,792	40,176
Other-net	8	9
Total deferred tax liabilities	179,482	170,799
Deferred tax assets:
Loss carryforwards	67,686	75,874
Operating lease liability	50,622	40,217
Finance lease liability	4,662	5,180
Employee compensation and benefit plans	(212)	178
Financing and professional fees	8,710	5,993
Accrued expenses and other	79	33
Total deferred tax assets	131,547	127,475
Valuation allowance	(22,298)	(20,420)
Net deferred tax assets	109,249	107,055
Net deferred tax liabilities	$70,233	$63,744

(1)	Includes deferred tax liabilities related to finance lease right-of-use assets totaling $4,122 and $4,737 at December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $199,059 which are available to reduce future taxes, if any. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2022, the Company had U.S. state net operating loss carryforwards of $719,414. These U.S. state net operating loss carryforwards expire in various years from December 31, 2023 through December 31, 2041. Included in the financing and professional fees deferred income assets above are U.S. federal interest expense deductions with an indefinite carryforward period.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. However, for certain state deferred tax assets, the negative evidence has outweighed the positive evidence which has resulted in the Company establishing a valuation allowance of $22,298 and $20,420 as of December 31, 2022 and 2021, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

During the years ended December 31, 2022 and 2021, the Company paid income taxes (net of refunds received) of $393 and $1,751, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2022	2021
Balance of unrecognized tax benefits as of January 1,	$834	$813
Increases/(decreases) for positions taken in prior years	201	21
Balance of unrecognized tax benefits as of December 31,	$1,035	$834

Included in the balance of unrecognized tax benefits as of December 31, 2022 and 2021 are $1,035 and $834, respectively, of tax benefits that, if recognized would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company accrued interest and recorded liabilities for interest and penalties which were not material to the consolidated financial statements.

52	Overseas Shipholding Group, Inc.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $175 and $179 as of December 31, 2022 and 2021, respectively.

With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2017. The Company conducts business and files income tax returns in numerous states. Currently, one of the Company’s state tax returns is under examination by a state as part of routine audits conducted in the ordinary course of business. The future utilization of state net operating losses could potentially subject the Company to state examinations prior to the otherwise applicable statute of limitation. States vary in carryforward periods but generally extend up to 20 years or a period consistent with the federal limits under the Tax Cuts and Jobs Act.

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

Share Repurchases

On June 13, 2022, the Company’s Board of Directors authorized a program to purchase up to five million shares of the Company’s common stock. Under the program, the Company repurchased shares from time to time in open market transactions or in privately negotiated transactions. The program was completed in October 2022 and the Company spent $14,740 to repurchase the five million shares at an average price of $2.95.

In November 2022, the Company purchased five million shares of the Company’s common stock from Cyrus Capital, a major stockholder, at a price of $2.86 per share for a total of $14,300 using excess cash. The purchase price for the shares was determined based on the trailing three day volume weighted average price at the market closing on November 10, 2022.

During the years ended December 31, 2022 and 2021, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 239,686 and 185,459, respectively, shares of Class A common stock at average prices of $2.07 and $2.18 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

Each Class A warrant represents the right to purchase one share of Class A common stock, subject in each case to the adjustments as provided pursuant to the terms thereof. The warrants may be exercised at a price per share of Class A common stock, as applicable, of $0.01, which shall be paid pursuant to a cashless exercise procedure. Warrants may be exercised at any time or from time to time on or before August 5, 2039 and will expire thereafter. Until they exercise their warrants, except as otherwise provided in the warrants, the holders of the warrants will not have the rights or privileges of holders of the Company’s common stock, including any voting rights. Warrants may only be exercised by holders who establish to OSG’s reasonable satisfaction that they or the person designated to receive the shares is a U.S. person or to the extent shares deliverable upon exercise would not constitute Non-Complying Shares (as defined in OSG’s Amended and Restated Certificate of Incorporation). As of December 31, 2022, the Company had 19,051,778 Class A warrants outstanding, convertible into 3,619,838 shares of Class A common stock.

During the years ended December 31, 2022 and 2021, the Company issued 11,179 and 23,612 shares of Class A common stock, respectively, as a result of the exercise of 59,124 and 124,862 Class A warrants, respectively.

53	Overseas Shipholding Group, Inc.

Incentive Plans

On September 23, 2014, the Company’s Compensation Committee (“the Committee”) approved the Overseas Shipholding Group, Inc. Management Incentive Compensation Plan (the “Management Compensation Plan”) and the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan (the “Director Plan”). OSG stockholders approved these plans on June 9, 2015. On June 6, 2017, at the annual stockholders meeting, the Company’s stockholders approved an increase to the maximum number of shares for issuance under the Director Plan by one and a half million shares. The 2019 Incentive Compensation Plan for Management (“2019 Incentive Plan”) was approved by the Committee on March 22, 2019, by our Board on April 4, 2019 and then by the Company’s stockholders at the annual meeting on May 30, 2019 (together with the Management Compensation Plan and Non-employee Director Incentive Compensation Plan, the “Incentive Plans”). On June 1, 2022, at the annual stockholders meeting, the Company’s stockholders approved an increase to the maximum number of shares for issuance under the 2019 Incentive Plan by five million shares.

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

Director Compensation - Restricted Stock Units

The Company awarded a total of 305,000 and 275,800 RSUs for the years ended December 31, 2022 and 2021, respectively, to its non-employee directors. The grant date fair values of these awards were $2.09 (2022) and $2.29 (2021) per RSU, respectively. Such RSUs vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The RSUs granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Upon vesting, a holder of restricted share awards has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares at the same time as common stockholders generally. RSUs which have not become vested as of the date the grantee’s service on the Board of Directors terminates will be forfeited and the grantee will have no further rights with respect to the RSUs.

Management Compensation

Restricted Stock Units

During the years ended December 31, 2022 and 2021, the Company granted RSUs to its employees, including senior officers, covering 718,360 and 552,844 shares, respectively. The grant date fair values of these awards were $2.09 (2022) and $2.36 (2021) per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and will occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid with respect to such shares of Class A common stock. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

54	Overseas Shipholding Group, Inc.

During the years ended December 31, 2022 and 2021, the Company awarded performance-based RSUs to its senior officers covering 518,600 and 363,238 shares, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three-year TSR performance period. The performance index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Company’s Board of Directors as to achievement of the performance measures and targets.

The ROIC Target RSU awards and the TSR Target RSU awards are subject to an increase up to a maximum of 259,300 and 181,619 target RSUs combined, respectively, (777,900 and 544,857 RSUs in total, respectively) or decrease, depending on performance against the applicable measure and targets. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair values of the performance awards, which have a market condition, were determined to be $2.09 (2022) and $2.36 (2021) per RSU, respectively.

During the year ended December 31, 2022, the Company awarded RSUs to its senior officers covering 576,981 shares. The grant date fair value of these awards was $2.09. Each award of RSUs vest as follows: i.) 20% vests on the first anniversary of the grant date, ii.) 30% vests on the second anniversary of the grant date, and iii.) 50% vests on the third anniversary of the grant date. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting.

During the year ended December 31, 2021, the Company awarded performance-based RSUs to its senior officers covering 590,251 shares. The grant date fair value of these awards was $2.36 per RSU. Each performance-based RSU represents a contingent right to receive RSUs based on performance criteria tied to specific operational and financial goals to be achieved over an 18-month performance period.

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the RSUs described above was $3,574 and $2,232 during the years ended December 31, 2022 and 2021, respectively.

Activity with respect to restricted stock units under the Incentive Plans during the two years ended December 31, 2022 is summarized as follows:

Activity for the two years ended December 31, 2022	Class A common shares
Nonvested Shares Outstanding at December 31, 2020	2,605,263
Granted	1,782,133
Vested ($2.12 to $2.31 per share)	(963,338)
Forfeited ($1.69 to $2.59 per share)	(52,881)
Nonvested Shares Outstanding at December 31, 2021	3,371,177
Granted	2,118,942
Vested ($1.82 to $2.23 per share)	(1,355,483)
Forfeited ($1.92 to $2.05 per share)	(461,990)
Nonvested Shares Outstanding at December 31, 2022	3,672,646

55	Overseas Shipholding Group, Inc.

Activity with respect to stock options under the Incentive Plans during the two years ended December 31, 2022 is summarized as follows:

Activity for the two years ended December 31, 2022	Class A common shares
Options Outstanding at December 31, 2020	1,478,756
Options Outstanding at December 31, 2021	1,478,756
Options Outstanding at December 31, 2022	1,478,756
Options Exercisable at December 31, 2022	1,478,756

The weighted average remaining contractual life of the outstanding stock options at December 31, 2022 was 5.18 years. The range of exercise prices of the stock options outstanding at December 31, 2022 was between $1.70 and $5.57 per share. The weighted average exercise price of the stock options outstanding was $2.67 per share at both December 31, 2022 and 2021.

There was no compensation expense as a result of the grants of stock options for the years ended December 31, 2022 and 2021.

As of December 31, 2022, there was $4,253 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.82 years.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related taxes at an effective tax rate of 20.6% and 28.1% for the years ended December 31, 2022 and 2021, respectively, on the consolidated balance sheets follow:

	Years Ended December 31,
	2022	2021
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$3,410	$2,943
	$3,410	$2,943

The following tables present the changes in the balances of each component of accumulated other comprehensive income, net of related taxes, for the two years ended December 31, 2022.

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)
Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive income	1,041
Amounts reclassified from accumulated other comprehensive income	(574)
Total change in accumulated other comprehensive income	467
Balance as of December 31, 2022	$3,410

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	3,522
Amounts reclassified from accumulated other comprehensive income	(297)
Total change in accumulated other comprehensive income	3,225
Balance as of December 31, 2021	$2,943

56	Overseas Shipholding Group, Inc.

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive income for the two years ended December 31, 2022.

	Years Ended December 31,		Statement of Operations
Accumulated Other Comprehensive Income Component	2022	2021	Line Item
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	$315	$(63)	Other income, net
Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	433	450	Other income, net
	748	387	Total before tax
	(1,322)	(684)	Tax provision
	$(574)	$(297)	Total net of tax

The following amounts are included in accumulated other comprehensive income at December 31, 2022, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $6,162 ($4,785 net of tax) and unrecognized actuarial losses $1,614 ($1,375 net of tax).

The income tax (expense)/benefit allocated to each component of other comprehensive income/(loss) follows:

Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2022:
Current period change excluding amounts reclassified from accumulated other comprehensive income	$(316)
Amounts reclassified from accumulated other comprehensive income	174
Total change in accumulated other comprehensive income	$(142)

For the year ended December 31, 2021:
Current period change excluding amounts reclassified from accumulated other comprehensive income	$(1,069)
Amounts reclassified from accumulated other comprehensive income	90
Total change in accumulated other comprehensive income	$(979)

NOTE 14 — LEASES

The Company’s lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than one year to 12 years. Many of the Company’s leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors and calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. Leases are discounted using the Company’s incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable. The Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet.

57	Overseas Shipholding Group, Inc.

The Company’s lease right-of-use assets and lease liabilities at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Operating leases
Vessels chartered-in noncurrent operating lease assets	$203,393	$148,681
Office space noncurrent operating lease assets	3,404	3,346
Total noncurrent operating lease assets	$206,797	$152,027
Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$62,534	$99,255
Noncurrent operating lease liabilities	147,243	71,909
	209,777	171,164
Office space operating lease liabilities
Current portion of operating lease liabilities	754	755
Noncurrent operating lease liabilities	2,717	1,241
	3,471	1,996
Total operating lease liabilities	$213,248	$173,160
Finance lease
Vessels and other property	$26,940	$26,940
Accumulated amortization	(8,856)	(5,906)
Vessels and other property, less accumulated amortization	$18,084	$21,034

Current portion of finance lease liabilities	$4,000	$4,000
Noncurrent finance lease liabilities	16,456	18,998
Total finance lease liabilities	$20,456	$22,998

Charters-in

As of December 31, 2022, the Company had commitments to charter-in nine vessels, which are all bareboat charters. For the nine chartered-in vessels, eight vessels are accounted for as operating leases and one vessel is accounted for as a finance lease. The finance lease arrangement is reported in vessels and other property, less accumulated depreciation on the Company’s consolidated balance sheets. The Company holds options for eight of the vessels chartered-in. For one vessel, the option can be exercised for three years and is available indefinitely. For another vessel, the Company has two option periods of five years each and, after the five-year optional periods are exercised, can extend the lease for five one-year optional periods. For the remaining six vessels, the options can be exercised for three or five years, which are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually. On December 8, 2022, the Company exercised its option to extend the terms of six vessels for an additional three years, with terms ending in December 2026.

During 2022, charters for five chartered-in vessels contained a deferred payment obligation (“DPO”) related to charter hire expense incurred by the Company in prior years and payable to the vessel owner in future periods. This DPO is due in quarterly installments with the final payment due upon lease termination. In December 2022, the Company redelivered three conventional tankers leased from American Shipping Company and made DPO payments of $8,069 on the returned vessels.

58	Overseas Shipholding Group, Inc.

The future minimum commitments under these leases are as follows:

At December 31, 2022	Operating Leases	Finance Lease
2023	$64,774	$4,161
2024	64,849	4,172
2025	59,881	4,161
2026	56,192	4,161
2027	—	4,161
Thereafter	—	4,697
Net minimum lease payments	245,696	25,513
Less present value discount	(35,919)	(5,057)
Total lease liabilities	$209,777	$20,456

The bareboat charters-in on eight vessels, provide for variable lease payments in the form of profit share to the owners of the vessels calculated in accordance with the respective charter agreements or based on time charter sublease revenue. Because such amounts and the periods impacted are not reasonably estimable, they are not currently reflected in the table above. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term within the next year.

For the years ended December 31, 2022 and 2021, lease expense for the Company’s chartered-in vessels accounted for as operating leases was $88,849 and $90,166, respectively, which is included in charter hire expense on the consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $166,530 and $75,516, respectively, for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company had non-cash operating activities of $132,231 and $15,713, respectively, for obtaining operating right-of-use assets and liabilities related to vessel lease extensions.

For the years ended December 31, 2022 and 2021, lease expense related to the Company’s finance lease was $2,949 for both years related to amortization of the right-of-use asset and $1,618 and $1,799, respectively, related to interest on the lease liability. These are included in operating cash flows on the consolidated statements of cash flows.

Office space

The Company has lease obligations for office space that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

In September 2022, the Company extended its lease on the Company’s Tampa, Florida office space for an additional lease term of five years and two months, expiring in October 2028. The lease is accounted for as an operating lease. For the year ended December 31, 2022, the Company had non-cash operating activity of $2,088 for obtaining an operating right-of-use asset and liability as a result of the lease extension.

The future minimum commitments under lease obligations for office space, which are operating leases, as of December 31, 2022 are as follows:

At December 31, 2022	Amount
2023	$779
2024	682
2025	631
2026	648
2027	666
Thereafter	1,164
Net minimum lease payments	4,570
Less present value discount	(1,099)
Total lease liabilities	$3,471

For the years ended December 31, 2022 and 2021, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations, was $685 and $640, respectively. For the years ended December 31, 2022 and 2021, cash paid for office space rental was $780 and $748, respectively, which is included in operating cash flows on the consolidated statements of cash flows.

59	Overseas Shipholding Group, Inc.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Weighted average remaining lease term - operating leases	3.8 years	2.1 years
Weighted average discount rate - operating leases	8.6%	6.5%
Weighted average remaining lease term - finance lease	6.1 years	7.1 years
Weighted average discount rate - finance lease	7.3%	7.3%

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

The Company is the lessor under its time charter contracts. Certain time charter contracts provide the charterer with the option to extend the contract for a specific period of time. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts under ASC 842. Total time charter revenue for the years ended December 31, 2022 and 2021 was equal to lease income from lease payments of $326,980 and $254,181, respectively, plus straight-line adjustments of $349 and $563, respectively. The net book value of owned vessels on noncancelable time charters was equal to $489,718 and $355,388 at December 31, 2022 and 2021, respectively.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At December 31, 2022	Amount
2023	$319,532
2024	184,613
2025	90,648
2026	16,776
2027	—
Thereafter	—
Net minimum lease receipts	$611,569

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

NOTE 15 — PENSION, OTHER POSTRETIREMENT BENEFIT PLANS AND BENEFIT LIABILITIES

For the years ended December 31, 2022 and 2021, pension and other benefit liabilities are included in other liabilities on the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2022, the Maritrans Plan is the only defined benefit pension plan in existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

60	Overseas Shipholding Group, Inc.

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

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act Zone Status			Contributions made by the Company
Pension Plan	EIN / Pension Plan Number	2022	2021	Rehabilitation Plan Status	2022	2021
AMO Pension Plan	13-1936709	Green (1)	Green (1)	None	$453	$795

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	3,172	2,748

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	295	222
				Total contributions	$3,920	$3,765

(1)	A “Yellow” Zone Status plan is a plan that has a funding ratio between 65% and 80%. A “Green” Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2022 and any future contributions are subject to negotiations between the employers and the unions.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2021, the Company’s estimated withdrawal liability would have been approximately $33,016 had the Company elected to withdraw from the plan in 2022. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2021, the Company’s estimated withdrawal liability would have been approximately $19,694 had the Company elected to withdraw from the plan in 2022. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2022.

The SIU – Tug Agreement and AMO collective bargaining agreements for OSG expire in March 2024. The ATC MEBA collective bargaining agreement expires in May 2024 and the SIU – Tanker Agreement for OSG and MEBA for the Parent Company collective bargaining agreements expire in June 2027.

61	Overseas Shipholding Group, Inc.

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

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$45,470	$48,979	$5,537	$5,871
Cost of benefits earned (service cost)	—	—	180	203
Interest cost on benefit obligation	1,218	1,120	153	165
Actuarial gains	(9,625)	(1,868)	(1,939)	(435)
Benefits paid	(2,750)	(2,761)	(220)	(267)
Plan Amendments	—	—	—	—
Acquisition	—	—	—	—
Benefit obligation at year end	34,313	45,470	3,711	5,537
Change in plan assets:
Fair value of plan assets at beginning of year	44,872	42,216	—	—
Actual return on plan assets	(7,054)	5,257	—	—
Employer contributions	—	160	—	267
Benefits paid	(2,750)	(2,761)	—	(267)
Fair value of plan assets at year end	35,068	44,872	—	—
Funded/(unfunded status) at December 31	$755	$(598)	$(3,711)	$(5,537)

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2022	2021
Projected benefit obligation	$34,313	$45,470
Accumulated benefit obligation	34,313	45,470
Fair value of plan assets	35,068	44,872

Information for defined benefit pension plans and other postretirement benefit plans net periodic (benefit)/cost follows:

	Pension Benefits		Other Benefits
For the year ended December 31,	2022	2021	2022	2021
Components of expense:
Cost of benefits earned	$—	$—	$180	$203
Interest cost on benefit obligation	1,218	1,120	153	165
Expected return on plan assets	(3,152)	(2,970)	—	—
Amortization of prior-service costs	—	—	(722)	(722)
Recognized net actuarial loss	—	335	(27)	—
Net periodic benefit cost	$(1,934)	$(1,515)	$(416)	$(354)

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2022	2021	2022	2021
Discount rate	5.45%	2.80%	5.65%	3.10%

62	Overseas Shipholding Group, Inc.

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits		Other Benefits
For the year ended December 31,	2022	2021	2022	2021
Discount rate	2.80%	2.35%	3.10%	2.90%
Expected (long-term) return on plan assets	7.25%	7.25%	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 6.50% as of December 31, 2022, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2032. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Expected benefit payments for the following ten years are as follows:

	Pension Benefits	Other Benefits
2023	$2,907	$225
2024	2,978	222
2025	3,033	212
2026	3,034	223
2027	2,986	230
2028-2032	13,737	1,236
Total	$28,675	$2,348

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets, which are valued based Level 1 inputs, at December 31, 2022 and 2021, by asset category are as follows:

	Fair Value
	Level 1
At December 31,	2022	2021
Cash and cash equivalents	$659	$822
Equity securities:
Large cap exchange traded fund	12,744	17,005
Small company - mid value	2,140	2,868
Small company - mid growth	2,099	2,724
International value	2,625	3,181
International growth	2,694	3,360
Fixed income and preferred stock:
Short duration bond	5,973	—
Intermediate term bond fund	6,111	14,870
Small company - mid value - preferred stock	23	42
Total	$35,068	$44,872

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

63	Overseas Shipholding Group, Inc.

During the year ended December 31, 2022, the Company did not make any contributions to the Maritrans Plan and contributed $160 to the plan during the year ended December 31, 2021. The Company does not expect to make any contributions to the Maritrans Plan in 2023.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company’s contributions to the plan were $3,304 and $2,415 for the years ended December 31, 2022 and 2021, respectively.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2022 and 2021 were not material.

Benefit Liabilities

As part of the acquisition of Alaska Tanker Company in 2020, the Company assumed liabilities related to a deferred compensation plan. The deferred compensation plan was an unfunded, nonqualified plan that allowed eligible employees to defer up to 100% of their performance bonuses, or defer up to 50% (5% minimum) of their salary, select investments for their deferral balances and determine when to be paid out. Eligible employees can elect to receive payment either on a specified date, or on a specified date after termination of employment, and either in a lump sum or annual installments, with a maximum deferral period of 20 years. The balance of the deferred compensation plan at December 31, 2022 and 2021 was $7,177 and $10,727, respectively, of which $1,006 and $2,640, respectively, is included in accounts payable, accrued expenses and other current liabilities and $6,171 and $8,087, respectively, is included in other liabilities on the consolidated balance sheets.

NOTE 16 — OTHER INCOME, NET

Other income, net consists of:

	Years Ended December 31,
	2022	2021
Investment income:
Interest	$840	$5
Change in investment value	60	(241)
	900	(236)
Pension and postretirement items (1)	2,582	2,157
Miscellaneous-net	(155)	64
	$3,327	$1,985

(1)	The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income, net on the consolidated statements of operations.

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

64	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

March 9, 2023

65	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 9, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 9, 2023

66	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

67	Overseas Shipholding Group, Inc.

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

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	64	President and CEO	December 2016
Richard Trueblood	77	Vice President and Chief Financial Officer	July 2017
Susan Allan	60	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	53	Vice President and Chief Operations Officer	December 2016
Damon Mote	55	Vice President and Chief Administrative Officer	December 2016

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

Patrick O’Halloran was appointed as Vice President and Chief Operations Officer of OSG in December 2016 with oversight of all operations, maintenance, SQE and commercial operations for the Company’s Fleet. Prior to that, Mr. O’Halloran served as Vice President Marine Operations for the Company since December 2014. Mr. O’Halloran joined OSG in November 2006 as Fleet Manager as part of the acquisition of Maritrans Inc., where he served as Fleet Maintenance Manager. He joined Maritrans, Inc. in 2002 as Technical Superintendent. Prior to joining Maritrans, Mr. O’Halloran was a Surveyor for the American Bureau of Shipping for ten years. Mr. O’Halloran holds a Bachelor of Science degree in Mechanical Engineering from State University of New York – Maritime College and a Master’s in Business Administration from the University of South Florida.and the Chamber of Shipping of America.

68	Overseas Shipholding Group, Inc.

Damon Mote was appointed as Vice President and Chief Administrative Officer of OSG in December 2016 with oversight of the Company’s marine labor relations, human resources, information technology service and insurance functions. Prior to that, Mr. Mote served as Vice President of Marine Labor Relations since December 2014. Mr. Mote joined the Company in 2004 as Manager, Major Projects and then served as Director, New Construction beginning in 2006. In 2011 he was appointed as the Regional Manager of the Technical Services Group, which included responsibilities for engineering, purchasing, and the fleet management software system. Prior to joining OSG, he worked for fourteen years with Crowley Maritime. Mr. Mote holds a Bachelor of Science in Marine Engineering from California Maritime Academy. Mr. Mote represents OSG on the Board of Trustees of SIU, AMO and MEBA. In addition, he is a Director of the American Maritime Association.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2023 Annual Meeting of Stockholders.

69	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2022 and 2021.

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021.

Consolidated Statements of Changes in Equity/(Deficit) for the Years Ended December 31, 2022 and 2021.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	The schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement, dated as of November 30, 2016, by and between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.2).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference) (No. 333-105018) (filed May 5, 2003). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference) (No. 001-06479) (filed February 18, 2004).

70	Overseas Shipholding Group, Inc.

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Fifth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes I due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.12	Sixth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes II due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.13	Description of Company’s Common Stock.

*10.1	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference) (No. 001-06479) (filed March 2, 2009).

*10.2	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.3	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2010 and incorporated herein by reference).

*10.4	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.5	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.6	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.7	Form of Officers Indemnity Agreement for the officers of the Registrant (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.8	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.9	Separation Agreement dated July 29, 2016 between the Registrant and a former executive (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.10	Employment Agreement dated as of July 17, 2016 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.11	Employment Agreement dated as of November 10, 2016 between the Registrant and an executive (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.12	Amendment No. 1 to Employment Agreement dated as of December 12, 2016 between the Registrant and an executive (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

71	Overseas Shipholding Group, Inc.

*10.13	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Stock Option Grant Agreement, Form StOp 2017 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

*10.14	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

*10.15	Letter Agreement dated as of July 17, 2017 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 17, 2017 and incorporated herein by reference).

*10.16	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 4, 2017 and incorporated herein by reference).

*10.17	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.18	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.19	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.20	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer 20_.

*10.21	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB 20_-ROIC.

*10.22	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR 20_.

*10.23	Employment Agreement dated as of December 15, 2018 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2018 and incorporated herein by reference).

*10.24	2019 Incentive Compensation Plan for Management (filed as Appendix A to the Registrant’s Form DEF 14A dated May 30, 2019 and incorporated herein by reference).

*10.25	Form of Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan Time-Based Restricted Stock Unit Award Agreement Form Non-Employee Director.

10.26	Loan and Security Agreement dated as of August 7, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

10.27	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

*10.28	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer_.

*10.29	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC_.

*10.30	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR_.

10.31	Amendment No. 3 dated April 1, 2021 to Term Loan Credit Agreement dated December 21, 2018.

*10.32	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-2021 Special Grant.

10.33	Non-Disclosure Agreement.

10.34	Credit Agreement dated as of September 29, 2021 by and among certain subsidiaries of the Registrant, as the borrowers, and Stonebriar Commercial Finance LLC, as lender.

72	Overseas Shipholding Group, Inc.

*10.35	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer-rev. 2022.

*10.36	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR-rev. 2022.

*10.37	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC-rev. 2022.

*10.38	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan for Management Time-Based Award Agreement Form Retention-TB-Officer.

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

73	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2023

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

Name	Date

/s/ SAMUEL H. NORTON	March 9, 2023
Samuel H. Norton, Principal
Executive Officer and Director

/s/ DOUGLAS D. WHEAT	March 9, 2023
Douglas D. Wheat, Director

/s/ JOHN P. REDDY	March 9, 2023
John P. Reddy, Director

/s/ JOSEPH I. KRONSBERG	March 9, 2023
Joseph I. Kronsberg, Director

/s/ JULIE E. SILCOCK	March 9, 2023
Julie E. Silcock, Director

/s/ ANJA L. MANUEL	March 9, 2023
Anja L. Manuel, Director

/s/ GARY EUGENE TAYLOR	March 9, 2023
Gary Eugene Taylor, Director

/s/ REBECCA DELAET	March 9, 2023
Rebecca DeLaet, Director

74	Overseas Shipholding Group, Inc.