Form 10-Q
period 2023-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2023-05-08
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Class A common stock, par value $0.01, as of May 4, 2023: 78,259,721 shares. Excluded from this amount are warrants outstanding as of May 4, 2023 for the purchase of 3,490,468 shares of Class A common stock for nominal consideration.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104,091	$78,732
Voyage receivables, including unbilled of $3,936 and $11,364, net of reserve for credit losses	10,917	19,698
Income tax receivable	682	1,914
Other receivables	2,905	5,334
Inventories, prepaid expenses and other current assets	5,662	2,668
Total Current Assets	124,257	108,346
Vessels and other property, less accumulated depreciation	715,660	726,179
Deferred drydock expenditures, net	36,940	38,976
Total Vessels, Other Property and Deferred Drydock	752,600	765,155
Intangible assets, less accumulated amortization	16,867	18,017
Operating lease right-of-use assets, net	196,573	206,797
Investment security to be held to maturity	14,851	14,803
Other assets	25,702	25,945
Total Assets	$1,130,850	$1,139,063
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,197	$54,906
Current portion of operating lease liabilities	63,798	63,288
Current portion of finance lease liabilities	4,012	4,000
Current installments of long-term debt	24,517	23,733
Total Current Liabilities	149,524	145,927
Reserve for uncertain tax positions	177	175
Noncurrent operating lease liabilities	138,816	149,960
Noncurrent finance lease liabilities	15,788	16,456
Long-term debt	393,300	399,630
Deferred income taxes, net	73,518	70,233
Other liabilities	10,325	16,997
Total Liabilities	781,448	799,378
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 89,191,275 and 88,297,439 shares issued; 78,693,369 and 78,297,439 shares outstanding)	892	883
Paid-in additional capital	597,078	597,455
Accumulated deficit	(220,884)	(233,023)
Treasury stock, 10,497,906 and 10,000,000 shares, at cost	(30,902)	(29,040)
	346,184	336,275
Accumulated other comprehensive loss	3,218	3,410
Total Equity	349,402	339,685
Total Liabilities and Equity	$1,130,850	$1,139,063

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Shipping Revenues:

Time and bareboat charter revenues	$84,140	$57,236
Voyage charter revenues	29,651	46,763
	113,791	103,999
Operating Expenses:
Voyage expenses	9,056	10,074
Vessel expenses	42,571	40,798
Charter hire expenses	15,737	21,996
Depreciation and amortization	16,048	16,493
General and administrative	7,843	6,938
Total operating expenses	91,255	96,299
Operating income	22,536	7,700
Other income, net	1,080	97
Income before interest expense and income taxes	23,616	7,797
Interest expense	(8,156)	(8,365)
Income/(loss) before income taxes	15,460	(568)
Income tax (expense)/benefit	(3,321)	59
Net income/(loss)	$12,139	$(509)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	82,006,666	90,856,688
Diluted - Class A	85,340,906	90,856,688
Per Share Amounts:
Basic net income/(loss) - Class A	$0.15	$(0.01)
Diluted net income/(loss) - Class A	$0.14	$(0.01)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net income/(loss)	$12,139	$(509)
Other comprehensive (loss)/income, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(208)	(180)
Net change in unrecognized actuarial losses	16	-
Other comprehensive loss	(192)	(180)
Comprehensive income/(loss)	$11,947	$(689)

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income/(loss)	$12,139	$(509)
Items included in net income not affecting cash flows:
Depreciation and amortization	16,048	16,493
Amortization of debt discount and other deferred financing costs	282	274
Compensation relating to restricted stock awards and stock option grants	800	656
Deferred income tax expense/(benefit)	3,287	(86)
Interest on finance lease liabilities	370	416
Non-cash operating lease expense	15,892	22,317
Payments for drydocking	(1,918)	(3,236)
Operating lease liabilities	(16,292)	(22,846)
Changes in operating assets and liabilities, net	5,088	(11,694)
Net cash provided by operating activities	35,696	1,785
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(454)	(1,058)
Net cash used in investing activities	(454)	(1,058)
Cash Flows from Financing Activities:
Payments on debt	(5,787)	(5,420)
Tax withholding on share-based awards	(1,168)	(370)
Payments on principal portion of finance lease liabilities	(1,026)	(1,026)
Deferred financing costs paid for debt amendments	(40)	(261)
Purchases of treasury stock	(1,862)	—
Net cash used in financing activities	(9,883)	(7,077)
Net increase/(decrease) in cash and cash equivalents	25,359	(6,350)
Cash and cash equivalents at beginning of period	78,732	83,253
Cash and cash equivalents at end of period	$104,091	$76,903

See notes to condensed consolidated financial statements

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (3)	Total
Balance at December 31, 2021	$872	$594,386	$(259,587)	$—	$2,943	$338,614
Net loss	—	—	(509)	—	—	(509)
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(375)	—	—	—	(370)
Compensation related to Class A restricted stock awards	—	656	—	—	—	656
Balance at March 31, 2022	$877	$594,667	$(260,096)	$—	$2,763	$338,211

Balance at December 31, 2022	$883	$597,455	$(233,023)	$(29,040)	$3,410	$339,685
Net income	—	—	12,139	—	—	12,139
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	8	(1,176)	—	—	—	(1,168)
Compensation related to Class A restricted stock awards	—	800	—	—	—	800
Conversion of Class A warrants to Class A common stock	1	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	(1,862)	—	(1,862)
Balance at March 31, 2023	$892	$597,078	$(220,884)	$(30,902)	$3,218	$349,402

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 89,191,275 and 87,698,624 Class A shares issued as of March 31, 2023 and 2022, respectively, and 78,693,369 and 87,698,624 Class A shares outstanding as of March 31, 2023 and 2022, respectively.
(2)	Includes 18,372,136 and 19,051,778 outstanding Class A warrants as of March 31, 2023 and 2022, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

Note 2 — Recently Issued Accounting Standards

In November 2019, the Financial Accounting Standards Board issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which allows a two-bucket approach for determining the effective dates of these accounting standards. Under this approach, the buckets would be defined as follows:

Bucket 1— All public business entities (“PBEs”) that are SEC filers (as defined in GAAP), excluding smaller reporting companies (“SRCs”) (as defined by the Securities and Exchange Commission (“SEC”). This standard became effective January 1, 2020.

Bucket 2— All other entities, including SRCs, other PBEs that are not SEC filers, private companies, not-for-profit organizations, and employee benefit plans. This standard became effective January 1, 2023.

At June 30, 2019, the evaluation date for purposes of determining the applicability of the Bucket 2 credit losses standard, the Company met the SEC definition of a smaller reporting company. The Company adopted that standard on January 1, 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Time and bareboat charter revenues	$84,140	$57,236
Voyage charter revenues (1)	13,789	35,895
Contracts of affreightment (“COA”) revenues	15,862	10,868
Total shipping revenues	$113,791	$103,999

(1)	For the three months ended March 31, 2023 and 2022, voyage charter revenues include revenue related to short-term time charter contracts of $119 and $16,599, respectively.

Voyage Receivables

As of March 31, 2023 and December 31, 2022, contract balances from contracts with customers consisted of voyage receivables of $8,586 and $9,258, respectively, net of reserves for credit losses for voyage charters and lightering contracts, which were not material.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023, the Company expects to recognize revenue of approximately $18,279 for the remainder of 2023 under COAs. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of March 31, 2023, there were 3,307,804 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of March 31, 2022, there were 4,238,993 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2023	2022
Net income/(loss)	$12,139	$(509)

Weighted average common shares outstanding:
Class A common stock - basic	82,006,666	90,856,688
Class A common stock - diluted	85,340,906	90,856,688

For the three months ended March 31, 2023, there were dilutive equity awards outstanding covering 3,334,240 shares. Awards of 297,818 shares (related to stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three months ended March 31, 2023. For the three months ended March 31, 2022, awards under which 2,331,430 shares may be issued related to restricted stock units and stock options were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the period.

Note 5 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the condensed consolidated balance sheets, as the Company has the intent and ability to hold until maturity. The amortized cost, gross unrealized loss, and fair value of the U.S. Treasury Note at March 31, 2023 and December 31, 2022 was as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,851	$(252)	$14,599
	$14,851	$(252)	$14,599

December 31, 2022	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,803	$(328)	$14,475
	$14,803	$(328)	$14,475

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed a quarterly review of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At March 31, 2023, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the three months ended March 31, 2023.

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

Debt— The fair values of the publicly traded and non-public debt held by the Company are estimated based on similar instruments.

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and establishes a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions, based on the available information deemed best in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
March 31, 2023:
Assets
Cash and cash equivalents	$104,091	$104,091	$—
U.S. Treasury Note	14,851	14,599	—
Total	$118,942	$118,690	$—
Liabilities
Term loan, due 2024, net	$19,973	$—	$19,209
Alaska tankers term loan, due 2025, net	24,010	—	22,403
OSG 204 LLC term loan, due 2025, net	24,686	—	23,494
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	43,810	—	40,703
Term loan, due 2028, net	304,948	—	298,514
Unsecured senior notes, net	390	—	387
Total	$417,817	$—	$404,710

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2022:
Assets
Cash and cash equivalents	$78,732	$78,732	$—
U.S. Treasury Note	14,803	14,475	—
Total	$93,535	$93,207	$—
Liabilities
Term loan, due 2024, net	$20,330	$—	$19,296
Alaska tankers term loan, due 2025, net	25,289	—	23,195
OSG 204 LLC term loan, due 2025, net	25,006	—	23,448
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	44,342	—	40,331
Term loan, due 2028, net	308,006	—	295,320
Unsecured senior notes, net	390	—	385
Total	$423,363	$—	$401,975

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the first quarter of 2023, the Company considered whether events or changes in circumstances had occurred since December 31, 2022 that could indicate whether the carrying amounts of the vessels, including operating right-of-use assets, in the Company’s fleet, and whether the carrying value of the Company’s intangible assets, may not be recoverable as of March 31, 2023. The Company concluded that no such events or changes in circumstances had occurred.

Note 7 — Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded income tax (expense)/benefit of $(3,321) and $59, respectively, which represented effective tax rates of 21.5% and 10.4%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the tonnage tax exclusion and current state tax expense. The effective tax rate for the three months ended March 31, 2023 was more than the statutory rate due to state expense. The effective tax rate for the three months ended March 31, 2022 was less than the statutory rate due to the tonnage tax exclusion and state tax expense.

Note 8 — Capital Stock and Stock Compensation

Share Repurchases

On March 17, 2023, the Company’s Board of Directors authorized a program to purchase up to $10,000 of the Company’s common stock. Under the program, the Company may repurchase shares from time to time in open market transactions or in privately negotiated transactions. For the three months ended March 31, 2023, the Company repurchased 497,906 shares for $1,862 at an average price of $3.74 per share.

During the three months ended March 31, 2023 and 2022, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 333,085 and 179,040, respectively, shares of Class A common stock at average prices of $3.51 and $2.07 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

Warrant Conversions

During the three months ended March 31, 2023 and 2022, the Company issued 128,706 and 11,179, respectively, shares of Class A common stock as a result of the exercise of 679,642 and 59,124, respectively, Class A warrants.

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Management Compensation — Restricted Stock Units

During the three months ended March 31, 2023 and 2022, the Company granted RSUs to its employees, including senior officers, covering 583,205 and 718,360 shares, respectively. The grant date fair values of these awards were $2.90 and $2.09 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award vests in approximately equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2023 and 2022, the Company awarded performance-based RSUs to its senior officers covering 416,832 and 518,600 shares, respectively (which amounts may be increased up to a maximum of 625,248 and 777,900 shares, respectively, based upon performance). Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period. The grant date fair values of the awards, which performance conditions, were determined to be $2.90 and $2.09 per RSU, respectively.

During the three months ended March 31, 2022, the Company awarded RSUs to its senior officers covering 576,981 shares. The grant date fair value of these awards was $2.09. Each award of RSUs vest as follows: 20% vests on the first anniversary of the grant date, 30% vests on the second anniversary of the grant date, and 50% vests on the third anniversary of the grant date. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting.

Note 9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2023	December 31, 2022
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$3,218	$3,410
Accumulated other comprehensive income	$3,218	$3,410

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table presents the changes in the balances of each component of accumulated other comprehensive income, net of related taxes, during the three months ended March 31, 2023 and 2022:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2022	$3,410
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(192)
Total change in accumulated other comprehensive income	(192)
Balance as of March 31, 2023	$3,218

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(180)
Total change in accumulated other comprehensive loss	(180)
Balance as of March 31, 2022	$2,763

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 10 — Leases

In March 2023, the Company extended its lease on the Alaskan Frontier for an additional lease term of three years, expiring in March 2026. The lease is accounted for as an operating lease. The future minimum commitments under the lease are $275 for the remainder of 2023, $366 in 2024, $365 in 2025, and $71 in 2026. For the three months ended March 2023, the Company had non-cash operating activity of approximately $1,000 for obtaining an operating right-of-use asset and liability as a result of the lease extension.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue was equal to income from lease payments of $84,434 less straight-line adjustments of $294 for the three months ended March 31, 2023. For the three months ended March 31, 2022, total time charter revenue was equal to income from lease payments of $56,909 plus straight-line adjustments of $327.

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

Business Overview

OSG is a publicly traded tanker company providing energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG is a major operator of tankers and ATBs in the Jones Act industry. In January 2023, the Overseas Sun Coast was converted to U.S. Flag status, joining the rest of OSG’s U.S. Flag fleet. OSG’s U.S. Flag vessel fleet consists of three crude oil tankers doing business in Alaska, three conventional ATBs, one lightering ATB, two shuttle tankers, eight MR tankers, and three non-Jones Act MR tankers, two of which participate in the U.S. Maritime Security Program (“MSP”), and one tanker in cold layup. In April 2023, OSG’s three non-Jones Act MR tankers were all accepted into the U.S. Tanker Security Program (“TSP”). Once the tankers entry into the TSP is complete, the two non-Jones Act U.S. Flag Product Carriers participating in the MSP will transfer to the TSP and no longer participate in the MSP. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

Renewable diesel produces less carbon dioxide and nitrogen oxide than conventional diesel. As it is chemically identical to regular diesel, it can be used on its own or blended with conventional diesel. Production of renewable diesel increased in 2022 and is expected to grow significantly by 2025 as governments implement policies to encourage further growth of this fuel, including California’s Low Carbon Fuel Standard. The U.S. Gulf Coast currently produces a significant proportion of U.S renewable diesel, and California has been a large consumer of renewable diesel. Marine transportation provides the most cost effective solution to move finished product to the West Coast. The length of the trip to California creates a significant increase in ton mile demand, creating a large new market for Jones Act shipping.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. We seek to have a majority of available vessel operating days covered with time charters or contracts of affreightment, but if such charters are not remunerative, or prove unachievable under certain market conditions, some of our vessels may operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on TCE revenues and rates, which are non-GAAP measures.

Charterers are increasing the duration of some new time charter contracts to secure tonnage for multi-year periods. There are few vessels available in the spot market, and spot activity decreased from 34 spot fixtures in the first quarter of 2022 to 11 in the first quarter of 2023. All 11 spot fixtures were performed by ATBs.

Our vessels were employed for 99% of available days during the first quarter of 2023, with 22 of a total 1,603 available days (excluding 12 days vessels that were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act vessel orders as of March 31, 2023.

Delaware Bay lightering volumes averaged 82,000 b/d in the first quarter of 2023 compared with 71,000 b/d in the first quarter of 2022. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. There have been no changes to the Company’s critical accounting estimates disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2022.

Results of Vessel Operations

During the three months ended March 31, 2023, shipping revenues increased by $9,792, or 9.4%, compared to the same period in 2022. The increase primarily resulted from a 255-day decrease in layup days. We had no vessels in layup during the first quarter of 2023. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Additionally, the increase in revenues resulted from (a) an increase in average daily rates earned by our fleet, (b) a 27-day decrease in drydock days, (c) an increase in Delaware Bay lightering volumes and (d) one full Government of Israel voyage and one partial Government of Israel voyage that began during the first quarter of 2023 but was completed in the second quarter during the three months ended March 31, 2023 compared to one full voyage during the same period in 2022. The increase was partially offset by fewer vessels in our fleet as we returned three conventional tankers leased from American Shipping Company in December 2022.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2023	2022
Time charter equivalent revenues	$104,735	$93,925
Add: Voyage expenses	9,056	10,074
Shipping revenues	$113,791	$103,999

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2023 and 2022 between spot and fixed earnings and the related revenue days. Prior period amounts have been updated to conform to current period presentation.

	2023		2022
Three Months Ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$55,522	$64,417	$57,368	$58,228
Revenue days	40	847	411	545
Non-Jones Act Handysize Product Carriers:
Average rate	$41,384	$33,319	$44,075	$17,469
Revenue days	246	14	180	90
ATBs:
Average rate	$—	$42,479	$—	$34,731
Revenue days	—	265	—	178
Lightering:
Average rate	$104,512	$—	$74,553	$—
Revenue days	90	—	90	—
Alaska (a):
Average rate	$—	$60,115	$—	$58,996
Revenue days	—	270	—	269

a) Excludes one Alaska vessel currently in layup.

During the first quarter of 2023, TCE revenues increased by $10,810, or 11.5%, to $104,735 from $93,925 in the first quarter of 2022. The increase in TCE revenues was primarily driven by the increase in shipping revenues explained above.

Voyage expenses decreased by $1,018, or 10.1%, in the first quarter of 2023 to $9,056 compared to $10,074 in the first quarter of 2022, primarily due to decreases in fuel and port expenses, as our vessels performed fewer voyage charters during the first quarter of 2023 compared to the first quarter of 2022.

Vessel expenses increased by $1,773, or 4.3%, in the first quarter of 2023 to $42,571 compared to $40,798 in the first quarter of 2022, primarily due to an increase in spares and repair costs.

Charter hire expenses decreased by $6,259, or 28.5%, to $15,737 in 2023 from $21,996 in 2022. The decrease primarily resulted from less charter hire expense paid during 2023 compared to 2022 due to the redelivery of three conventional tankers leased from American Shipping Company in December 2022.

Depreciation and amortization decreased by $445, or 2.7%, to $16,048 in the first quarter of 2023 compared to $16,493 in the first quarter of 2022. The decrease primarily resulted from a decrease in amortization of drydock costs.

Two of our reflagged U.S. Flag Product Carriers participated in the MSP during the first quarter of 2023, which is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual stipend, subject in each case to annual congressional appropriations, which is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag. Such stipend was $5,300 on one vessel and $3,952 on the other vessel in 2022. During the three months ended March 2023, such stipend was $1,325 for each vessel.

In April 2023, three of our vessels were accepted into the TSP. The program is designed to ensure that militarily useful U.S. Flag tank vessels are available to the U.S. Department of Defense in the event of war or national emergency. The initial program calls for 10 tankers to participate. Under the TSP, participants receive an annual stipend designed to reduce vessel expenses to a level that will allow them to compete for international business. We will transfer the two non-Jones Act U.S. Flag Product Carriers participating in the MSP to the TSP and add the Overseas Sun Coast, which was converted to U.S. Flag status in January 2023, to participate in the program. We expect to receive an annual stipend of $6,000 for each vessel under the TSP.

General and Administrative Expenses

General and administrative expenses were $7,843 for the three months ended March 31, 2023 compared with $6,938 for the three months ended

March 31, 2022. The increase was primarily driven by higher compensation and benefits costs related to an increase in headcount and higher compensation levels.

Interest Expense

Interest expense was $8,156 for the three months ended March 31, 2023 compared with $8,365 for the three months ended March 31, 2022. The decrease in interest expense was primarily due to a lower average balance of debt outstanding during the first quarter of 2023 compared to the first quarter of 2022.

Income Taxes

For the three months ended March 31, 2023 and 2022, we recorded income tax (expense)/benefit of $(3,321) and $59, respectively, which represented effective tax rates of 21.5% and 10.4%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the tonnage tax exclusion and current state discrete expense. The effective tax rate for the three months ended March 31, 2023 was more than the statutory rate due to state expense. The effective tax rate for the three months ended March 31, 2022 was less than the statutory rate due to the tonnage tax exclusion and state expense.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2023 was approximately $(25,000) compared with approximately $(38,000) at December 31, 2022. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $43,000 at March 31, 2023 compared to $30,000 at December 31, 2022. The increase in working capital was primarily due to an increase in cash and cash equivalents as the Company generated cash flow from operations during the current year. The increase in working capital was partially offset by a decrease in receivables related to the timing of collections from our customers.

As of March 31, 2023, we had total liquidity on a consolidated basis comprised of $104,091 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of March 31, 2023, we had total debt outstanding (net of deferred financing costs) of $417,817 and a total debt to total capitalization of 54.5%, compared to $423,363 and 55.5%, respectively, at December 31, 2022.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the three months ended March 31, 2023 was $35,696. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings, and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. However, we can give no assurance as to whether or the terms on which we may be able to issue equity or debt securities, obtain additional borrowings, or sell vessels.

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

In March 2023, we used $1,862 of available cash to repurchase 497,906 shares of our company stock at an average price of $3.74.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2022 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors from those disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2023, the Company’s Board of Directors authorized a program to purchase up to 10 million shares of the Company’s common stock. Under the program, the Company may repurchase shares from time to time in open market transactions or in privately negotiated transactions.

During the three months ended March 31, 2023, purchases of our common stock under the share repurchase program were as follows:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
January 1, 2023 through January 31, 2023	—	$—
February 1, 2023 through February 28, 2023	—	$—
March 1, 2023 through March 31, 2023	497,906	$3.74
	497,906	$3.74

During the three months ended March 31, 2023, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes.

Period	Total Number Shares of Class A Withheld	Average Price Paid per Share of Class A
January 1, 2023 through January 31, 2023	—	$—
February 1, 2023 through February 28, 2023	85,322	$2.89
March 1, 2023 through March 31, 2023	247,763	$3.72
	333,085	$3.51

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer - rev. 2023.

10.2	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR - rev. 2023.

10.3	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC - rev. 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 8, 2023	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 8, 2023	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

