Form 10-Q
period 2023-06-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2023-08-07
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Class A common stock, par value $0.01, as of August 2, 2023: 76,689,778 shares. Excluded from this amount are warrants outstanding as of August 2, 2023 for the purchase of 3,490,468 shares of Class A common stock for nominal consideration.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,950	$78,732
Voyage receivables, including unbilled of $2,858 and $11,364, net of reserve for credit losses	10,856	19,698
Income tax receivable	694	1,914
Other receivables	3,509	5,334
Inventories, prepaid expenses and other current assets	4,268	2,668
Total Current Assets	125,277	108,346
Vessels and other property, less accumulated depreciation	705,380	726,179
Deferred drydock expenditures, net	38,406	38,976
Total Vessels, Other Property and Deferred Drydock	743,786	765,155
Intangible assets, less accumulated amortization	15,717	18,017
Operating lease right-of-use assets, net	184,211	206,797
Investment security to be held to maturity	14,851	14,803
Other assets	25,274	25,945
Total Assets	$1,109,116	$1,139,063
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,155	$54,906
Current portion of operating lease liabilities	63,639	63,288
Current portion of finance lease liabilities	4,012	4,000
Current installments of long-term debt	24,918	23,733
Total Current Liabilities	141,724	145,927
Reserve for uncertain tax positions	210	175
Noncurrent operating lease liabilities	126,251	149,960
Noncurrent finance lease liabilities	15,100	16,456
Long-term debt	387,302	399,630
Deferred income taxes, net	74,803	70,233
Other liabilities	9,336	16,997
Total Liabilities	754,726	799,378
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 89,496,512 and 88,297,439 shares issued; 76,903,374 and 78,297,439 shares outstanding)	895	883
Paid-in additional capital	597,937	597,455
Accumulated deficit	(208,581)	(233,023)
Treasury stock, 12,593,138 and 10,000,000 shares, at cost	(38,887)	(29,040)
	351,364	336,275
Accumulated other comprehensive income	3,026	3,410
Total Equity	354,390	339,685
Total Liabilities and Equity	$1,109,116	$1,139,063

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shipping Revenues:

Time and bareboat charter revenues	$87,257	$82,969	$171,397	$140,204
Voyage charter revenues	19,368	35,016	49,019	81,779
	106,625	117,985	220,416	221,983
Operating Expenses:
Voyage expenses	6,498	14,742	15,555	24,816
Vessel expenses	40,798	44,153	83,368	84,950
Charter hire expenses	16,018	22,350	31,755	44,346
Depreciation and amortization	16,449	16,663	32,497	33,156
General and administrative	6,595	7,435	14,438	14,373
Total operating expenses	86,358	105,343	177,613	201,641
Operating income	20,267	12,642	42,803	20,342
Other income/(expense), net	1,460	(16)	2,540	81
Income before interest expense and income taxes	21,727	12,626	45,343	20,423
Interest expense	(8,085)	(8,275)	(16,241)	(16,640)
Income before income taxes	13,642	4,351	29,102	3,783
Income tax expense	(1,339)	(611)	(4,660)	(552)
Net income	$12,303	$3,740	$24,442	$3,231

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	81,404,635	91,254,864	81,703,990	90,984,407
Diluted - Class A	83,699,619	92,607,727	84,518,602	92,345,481
Per Share Amounts:
Basic net income - Class A	$0.15	$0.04	$0.30	$0.04
Diluted net income - Class A	$0.15	$0.04	$0.29	$0.04

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$12,303	$3,740	$24,442	$3,231
Other comprehensive loss, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(181)	(181)	(361)	(361)
Net change in unrecognized actuarial losses	(11)	—	(23)	—
Other comprehensive loss	(192)	(181)	(384)	(361)
Comprehensive income	$12,111	$3,559	$24,058	$2,870

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$24,442	$3,231
Items included in net income not affecting cash flows:
Depreciation and amortization	32,497	33,156
Amortization of debt discount and other deferred financing costs	567	554
Compensation relating to restricted stock awards and stock option grants	1,662	2,391
Deferred income tax expense	4,606	519
Interest on finance lease liabilities	731	826
Non-cash operating lease expense	31,932	44,874
Payments for drydocking	(5,319)	(7,386)
Operating lease liabilities	(32,786)	(45,935)
Changes in operating assets and liabilities, net	(4,922)	(15,061)
Net cash provided by operating activities	53,410	17,169
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(1,404)	(2,046)
Net cash used in investing activities	(1,404)	(2,046)
Cash Flows from Financing Activities:
Payments on debt	(11,670)	(10,930)
Tax withholding on share-based awards	(1,168)	(371)
Payments on principal portion of finance lease liabilities	(2,063)	(2,063)
Deferred financing costs paid for debt amendments	(40)	(261)
Purchases of treasury stock	(9,847)	(310)
Net cash used in financing activities	(24,788)	(13,935)
Net increase in cash and cash equivalents	27,218	1,188
Cash and cash equivalents at beginning of period	78,732	83,253
Cash and cash equivalents at end of period	$105,950	$84,441

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (3)	Total
Balance at December 31, 2021	$872	$594,386	$(259,587)	$—	$2,943	$338,614
Net loss	—	—	(509)	—	—	(509)
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(375)	—	—	—	(370)
Compensation related to Class A restricted stock awards	—	656	—	—	—	656
Balance at March 31, 2022	877	594,667	(260,096)	—	2,763	338,211
Net income	—	—	3,740	—	—	3,740
Other comprehensive loss	—	—	—	—	(181)	(181)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—	—
Compensation related to Class A restricted stock awards	—	1,735	—	—	—	1,735
Purchases under the stock repurchase program	—	—	—	(310)	—	(310)
Balance at June 30, 2022	$880	$596,399	$(256,356)	$(310)	$2,582	$343,195

Balance at December 31, 2022	$883	$597,455	$(233,023)	$(29,040)	$3,410	$339,685
Net income	—	—	12,139	—	—	12,139
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	8	(1,176)	—	—	—	(1,168)
Compensation related to Class A restricted stock awards	—	800	—	—	—	800
Conversion of Class A warrants to Class A common stock	1	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	(1,862)	—	(1,862)
Balance at March 31, 2023	892	597,078	(220,884)	(30,902)	3,218	349,402
Net income	—	—	12,303	—	—	12,303
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—	—
Compensation related to Class A restricted stock awards	—	862	—	—	—	862
Conversion of Class A warrants to Class A common stock	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(7,985)	—	(7,985)
Balance at June 30, 2023	$895	$597,937	$(208,581)	$(38,887)	$3,026	$354,390

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 89,496,512 and 87,974,424 Class A shares issued as of June 30, 2023 and 2022, respectively, and 76,903,374 and 87,828,683 Class A shares outstanding as of June 30, 2023 and 2022, respectively.
(2)	Includes 18,370,886 and 19,051,778 outstanding Class A warrants as of June 30, 2023 and 2022, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Time and bareboat charter revenues	$87,257	$82,969	$171,397	$140,204
Voyage charter revenues (1)	5,630	19,476	20,443	55,371
Contracts of affreightment (“COA”) revenues	13,738	15,540	28,576	26,408
Total shipping revenues	$106,625	$117,985	$220,416	$221,983

(1)	For the three months ended June 30, 2023 and 2022, the Company did not have any revenue related to short-term time charter contracts, which are time charter contracts for periods of less than 90 days, included in voyage charter revenues. For the six months ended June 30, 2023 and 2022, voyage charter revenues include revenue related to short-term time charter contracts of $119 and $16,599, respectively.

Voyage Receivables

As of June 30, 2023 and December 31, 2022, contract balances from contracts with customers consisted of voyage receivables of $8,964 and $9,258, respectively, net of reserves for credit losses for voyage charters and lightering contracts, which were not material.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023, the Company expects to recognize revenue of approximately $23,546 for the remainder of 2023, $29,216 for 2024, and $14,608 for 2025 under COAs. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

Note 4 — Earnings per Common Share

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. As management deems the exercise price for the Class A warrants of $0.01 per share to be nominal, warrant proceeds are ignored, and the shares issuable upon exercises of Class A warrants are included in the calculation of basic weighted average common shares outstanding for all periods.

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

Class A

As of June 30, 2023, there were 3,198,604 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of June 30, 2022, there were 4,268,193 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$12,303	$3,740	$24,442	$3,231

Weighted average common shares outstanding:
Class A common stock - basic	81,404,635	91,254,864	81,703,990	90,984,407
Class A common stock - diluted	83,699,619	92,607,727	84,518,602	92,345,481

For the three and six months ended June 30, 2023, there were dilutive equity awards outstanding covering 2,294,984 and 2,814,612 shares, respectively. Awards of 371,893 and 334,856 shares (related to stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, there were dilutive equity awards outstanding covering 1,352,863 and 1,361,074 shares, respectively. Awards of 495,832 and 728,988 shares (related to restricted stock units and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three and six months ended June 30, 2022, respectively.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 5 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the condensed consolidated balance sheets, as the Company has the intent and ability to hold until maturity. The amortized cost, gross unrealized loss, and fair value of the U.S. Treasury Note at June 30, 2023 and December 31, 2022 was as follows:

	Amortized	Gross Unrealized
June 30, 2023	Cost	Loss	Fair Value
U.S. Treasury Note	$14,851	$(336)	$14,515
	$14,851	$(336)	$14,515

	Amortized	Gross Unrealized
December 31, 2022	Cost	Loss	Fair Value
U.S. Treasury Note	$14,803	$(328)	$14,475
	$14,803	$(328)	$14,475

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed a quarterly review of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At June 30, 2023, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the three and six months ended June 30, 2023.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
June 30, 2023:
Assets
Cash and cash equivalents	$105,950	$105,950	$—
U.S. Treasury Note	14,851	14,515	—
Total	$120,801	$120,465	$—
Liabilities
Term loan, due 2024, net	$19,634	$—	$18,872
Alaska tankers term loan, due 2025, net	22,720	—	21,185
OSG 204 LLC term loan, due 2025, net	24,362	—	23,071
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	43,270	—	39,467
Term loan, due 2028, net	301,844	—	288,497
Unsecured senior notes, net	390	—	387
Total	$412,220	$—	$391,479

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2022:
Assets
Cash and cash equivalents	$78,732	$78,732	$—
U.S. Treasury Note	14,803	14,475	—
Total	$93,535	$93,207	$—
Liabilities
Term loan, due 2024, net	$20,330	$—	$19,296
Alaska tankers term loan, due 2025, net	25,289	—	23,195
OSG 204 LLC term loan, due 2025, net	25,006	—	23,448
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	44,342	—	40,331
Term loan, due 2028, net	308,006	—	295,320
Unsecured senior notes, net	390	—	385
Total	$423,363	$—	$401,975

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the second quarter of 2023, the Company considered whether events or changes in circumstances had occurred since December 31, 2022 that could indicate whether the carrying amounts of the vessels, including operating right-of-use assets, in the Company’s fleet, and whether the carrying value of the Company’s intangible assets, may not be recoverable as of June 30, 2023. The Company concluded that no such events or changes in circumstances had occurred.

Note 7 — Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $1,339 and $611, respectively, which represented effective tax rates of 9.8% and 13.9%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was substantially due to a favorable Louisiana law change. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $4,660 and $552, respectively, which represented effective tax rates of 16.0% and 14.5%, respectively. There was no material difference for the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was less than the statutory rate due to the favorable Louisiana law change. The effective tax rate for the six months ended June 30, 2022 was less than the statutory rate due to the tonnage tax exclusion.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Capital Stock and Stock Compensation

Share Repurchases

On March 17, 2023, the Company’s Board of Directors (the “Board”) authorized a program (the “program”) to purchase up to $10,000 of the Company’s common stock. In June 2023, the Board authorized the repurchase of an additional $10,000 of common stock, raising the total value of the program to $20,000. Under the program, the Company may repurchase shares from time to time in open market transactions or in privately negotiated transactions. For the three and six months ended June 30, 2023, the Company repurchased 2,095,232 and 2,593,138 shares, respectively, for $7,985 and $9,847, respectively, at an average price of $3.81 and $3.80 per share, respectively.

Warrant Conversions

During the six months ended June 30, 2023 and 2022, the Company issued 128,943 and 11,179 shares of Class A common stock, respectively, as a result of the exercise of 680,892 and 59,124 Class A warrants, respectively.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation — Restricted Stock Units

On June 15, 2023 and June 1, 2022, the Company awarded 195,800 and 305,000 time-based RSUs, respectively, to its non-employee directors. The grant date fair values of these awards were $3.83 and $2.09 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. These RSUs vest in full on the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date.

Management Compensation — Restricted Stock Units

During the six months ended June 30, 2023 and 2022, the Company granted RSUs to its employees, including senior officers, covering 584,922 and 718,360 shares, respectively. The grant date fair values of these awards were $2.90 and $2.09 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award vests in approximately equal installments on each of the first three anniversaries of the grant date.

During the six months ended June 30, 2023 and 2022, the Company awarded performance-based RSUs to its senior officers covering 416,832 and 518,600 shares, respectively (which amounts may be increased up to a maximum of 625,248 and 777,900 shares, respectively, based upon performance). Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period. The grant date fair values of the awards, which are subject to performance conditions, were determined to be $2.90 and $2.09 per RSU, respectively.

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

During the six months ended June 30, 2023 and 2022, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 333,085 and 179,040 shares of Class A common stock, respectively, at an average price of $3.51 and $2.07 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	June 30, 2023	December 31, 2022
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$3,026	$3,410
Accumulated other comprehensive income	$3,026	$3,410

The following table presents the changes in the balances of each component of accumulated other comprehensive income, net of related taxes, during the three and six months ended June 30, 2023 and 2022:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of March 31, 2023	$3,218
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(192)
Total change in accumulated other comprehensive income	(192)
Balance as of June 30, 2023	$3,026

Balance as of March 31, 2022	$2,763
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(181)
Total change in accumulated other comprehensive loss	(181)
Balance as of June 30, 2022	$2,582

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2022	$3,410
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(384)
Total change in accumulated other comprehensive income	(384)
Balance as of June 30, 2023	$3,026

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive loss	(361)
Total change in accumulated other comprehensive loss	(361)
Balance as of June 30, 2022	$2,582

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 10 — Leases

In March 2023, the Company extended its lease on the Alaskan Frontier for an additional lease term of three years to March 2026. The lease is accounted for as an operating lease. The future minimum commitments under the lease are $184 for the remainder of 2023, $366 in 2024, $365 in 2025, and $71 in 2026. For the six months ended June 30, 2023, the Company had non-cash operating activity of approximately $1,000 for obtaining an operating right-of-use asset and liability as a result of the lease extension.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and six months ended June 30, 2023 was equal to income from lease payments of $86,853 and $171,287, respectively, plus straight-line adjustments of $404 and $110, respectively. For the three and six months ended June 30, 2022, total time charter revenue was equal to income from lease payments of $82,913 and $139,821, respectively, plus straight-line adjustments of $56 and $383.

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

Business Overview

OSG is a publicly traded company providing liquid bulk and energy transportation services for crude oil and petroleum products in the U.S. Flag markets. In January 2023, the Overseas Sun Coast was converted to U.S. Flag status, joining the rest of OSG’s U.S. Flag fleet. OSG’s U.S. Flag fleet consists of Suezmax crude oil tankers doing business in Alaska, conventional and lightering ATBs, shuttle and conventional MR tankers, and non-Jones Act MR tankers that participate in the U.S. Tanker Security Program (“TSP”). OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

Continued lack of available tonnage throughout the second quarter of 2023 contributed to minimal spot activity for Jones Act tankers and ATBs. Charterers are increasing the duration of some new time charter contracts to secure tonnage for multi-year periods. There are few vessels available in the spot market, and spot activity decreased from 49 spot fixtures in the first half of 2022 to 21 in the first half of 2023. For the 21 spot fixtures, four were performed by tankers and the others were performed by ATBs.

Our vessels were employed for 100% of available days during the second quarter of 2023, with a total of 1,588 available days (excluding 46 days for vessels that were off-hire due to drydock requirements) seeing no vessels idle without employment. Industry-wide, there were no firm Jones Act vessel orders as of June 30, 2023.

Delaware Bay lightering volumes averaged 72,000 b/d in the second quarter of 2023 compared with 71,000 b/d in the second quarter of 2022. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

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

Results of Vessel Operations

During the three months ended June 30, 2023, shipping revenues decreased by $11,360, or 9.6%, compared to the same period in 2022. The decrease primarily resulted from (a) fewer vessels in our fleet as we redelivered three conventional tankers leased from American Shipping Company in December 2022; (b) a 14-day increase in drydock days; (c) one less Government of Israel voyage during the second quarter of 2023 compared to the second quarter of 2022; and (d) no Military Sealift Command (“MSC”)voyages during the second quarter of 2023 compared to one full MSC voyage and one partial MSC voyage that began during the second quarter of 2022 and overlapped into the third quarter, both of which were longer international voyages. The decrease was partially offset by an 82-day decrease in layup days. We had no vessels in layup during the second quarter of 2023. During the second quarter of 2022, we had two vessels in layup until May 2022, when they returned to service. Additionally, the decrease in shipping revenues was partially offset by (a) an increase in average daily rates earned by our fleet, (b) an increase in Delaware Bay lightering volumes and (c) a 10-day decrease in repair days.

For the six months ended June 30, 2023, shipping revenues decreased by $1,567, or 0.7%, compared to the six months ended June 30, 2022. The decrease primarily resulted from (a) fewer vessels in our fleet as we redelivered three conventional tankers leased from American Shipping Company in December 2022, (b) one MSC voyage during the first six months of 2023 compared to six full MSC voyages and one partial MSC voyage that began during the second quarter of 2022 and overlapped into the third quarter, both of which were longer international voyages, and (c) three full Government of Israel voyages during the first six months of 2023 compared to three full Government of Israel voyages and one partial Government of Israel voyage that began during the first six months of 2022 and overlapped into the third quarter. The decrease in shipping revenues was partially offset by a 337-day decrease in layup days. We had no vessels in layup during the first six months of 2023. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. Additionally, the decrease was partially offset by (a) an increase in average daily rates earned by our fleet, (b) an increase in Delaware Bay lightering volumes, (c) a 13-day decrease in drydock days, and (d) a 7-day decrease in repair days.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Time charter equivalent revenues	$100,127	103,243	$204,861	$197,167
Add: Voyage expenses	6,498	14,742	15,555	24,816
Shipping revenues	$106,625	$117,985	$220,416	$221,983

The following tables provide a breakdown of TCE rates achieved for the three and six months ended June 30, 2023 and 2022 between spot and fixed earnings and the related revenue days. Prior period amounts have been updated to conform to current period presentation.

	2023		2022
Three Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$—	$65,447	$40,189	$61,324
Revenue days	—	908	126	935
Non-Jones Act Handysize Product Carriers:
Average rate	$26,562	$—	$42,264	$32,286
Revenue days	243	—	182	91
ATBs:
Average rate	$—	$43,758	$40,462	$35,004
Revenue days	—	225	47	181
Lightering:
Average rate	$82,164	$—	$62,411	$—
Revenue days	91	—	91	—
Alaska (a):
Average rate	$—	$59,977	$—	$60,010
Revenue days	—	273	—	266

16

	2023		2022
Six Months Ended June 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$58,845	$64,874	$54,218	$59,864
Revenue days	40	1,755	537	1,480
Non-Jones Act Handysize Product Carriers:
Average rate	$33,836	$39,677	$43,164	$24,909
Revenue days	488	14	362	181
ATBs:
Average rate	$—	$43,086	$40,123	$34,913
Revenue days	—	490	47	359
Lightering:
Average rate	$93,276	$—	$68,449	$—
Revenue days	181	—	181	—
Alaska (a):
Average rate	$—	$60,046	$—	$59,500
Revenue days	—	543	—	535

a) Excludes one Alaska vessel currently in layup.

During the second quarter of 2023, TCE revenues decreased by $3,116, or 3.0%, to $100,127 from $103,243 in the second quarter of 2022. The decrease in TCE revenues was primarily driven by the decrease in shipping revenues explained above.

Voyage expenses decreased by $8,244, or 55.9%, in the second quarter of 2023 to $6,498 compared to $14,742 in the second quarter of 2022, primarily due to decreases in fuel and port expenses, as our vessels performed fewer voyage charters during the second quarter of 2023 compared to the second quarter of 2022.

Vessel expenses decreased by $3,355, or 7.6%, in the second quarter of 2023 to $40,798 compared to $44,153 in the second quarter of 2022, primarily due to a decrease in crewing costs related to fewer vessels in our fleet, as we redelivered three conventional tankers leased from American Shipping Company in December 2022.

Charter hire expenses decreased by $6,332, or 28.3%, to $16,018 in 2023 from $22,350 in 2022. The decrease primarily resulted from the redelivery of three conventional tankers leased from American Shipping Company in December 2022.

Depreciation and amortization decreased by $214, or 1.3%, to $16,449 in the second quarter of 2023 compared to $16,663 in the second quarter of 2022. The decrease primarily resulted from a decrease in amortization of drydock costs.

During the first six months of 2023, TCE revenues increased $7,694, or 3.9%, to 204,861 from $197,167 in the first six months of 2022. The increase primarily resulted from the decrease in shipping revenues explained above offset by the decrease in voyage expenses explained below.

Voyage expenses decreased by $9,261, or 37.3%, in the first six months of 2023 to $15,555 compared to $24,816 in the first six months of 2022, primarily due to decreases in fuel and port expenses, as our vessels performed fewer voyage charters during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Vessel expenses decreased by $1,582, or 1.9%, for the six months ended June 30, 2023 to $83,368 compared to $84,950 for the six months ended June 30, 2022, primarily due to a decrease in crewing costs related to fewer vessels in our fleet as we redelivered three conventional tankers leased from American Shipping Company in December 2022.

Depreciation and amortization decreased by $659, or 2.0%, to $32,497 in the first six months of 2023 compared to $33,156 in the first six months of 2022. The decrease primarily resulted from a decrease in amortization of drydock costs.

In April 2023, three of our vessels were accepted into the TSP. The program is designed to ensure that militarily useful U.S. Flag tank vessels are available to the U.S. Department of Defense in the event of war or national emergency. The initial program calls for 10 tankers to participate. Under the TSP, participants receive an annual stipend designed to reduce vessel expenses to a level that will allow them to compete for international business. We transferred the two non-Jones Act U.S. Flag Product Carriers participating in the U.S. Maritime Security Program to the TSP and added the Overseas Sun Coast, which was converted to U.S. Flag status in January 2023, to participate in the program. We expect to receive an annual stipend of $6,000 for each vessel under the TSP.

In June 2023, the MSC awarded one of our vessels, the Overseas Mykonos, a time charter contract to provide ongoing fuel transportation services to MSC in support of our nation’s defense. The time charter awarded is for a one-year base period with the MSC holding additional option periods to extend the contract out to a maximum period of five- and one-half years. The Overseas Mykonos will be transferred out of the TSP and delivered to MSC in August 2023.

General and Administrative Expenses

General and administrative expenses decreased by $840, or 11.3%, to $6,595 during the three months ended June 30, 2023 compared to $7,435 for the three months ended June 30, 2022. The decrease was primarily driven by lower compensation and benefits costs related to a decrease in stock compensation costs. During the second quarter of 2022, stock compensation costs were recognized at the end of the quarter for performance-based RSUs as at June 30, 2022 it became probable that some of the operational and financial goals were met.

For the six months ended June 30, 2023, general and administrative expenses remained consistent at $14,438 compared to $14,373 for the six months ended June 30, 2022.

Interest Expense

Interest expense was $8,085 and $16,241 for the three and six months ended June 30, 2023, respectively, compared with $8,275 and $16,640 for the three and six months ended June 30, 2022. The decrease in interest expense was primarily due to a lower average balance of debt outstanding during the three and six months ended June 30, 2023 compared to the same periods in 2022.

Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $1,339 and $611, respectively, which represented effective tax rates of 9.8% and 13.9%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was substantially due to a favorable Louisiana law change. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $4,660 and $552, respectively, which represented effective tax rates of 16.0% and 14.5%, respectively. There was no material difference for the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was less than the statutory rate due to the favorable Louisiana law change. The effective tax rate for the six months ended June 30, 2022 was less than the statutory rate due to the tonnage tax exclusion.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at June 30, 2023 was approximately $(16,000) compared with approximately $(38,000) at December 31, 2022. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $51,000 at June 30, 2023 compared to $30,000 at December 31, 2022. The increase in working capital was primarily due to an increase in cash and cash equivalents, as the Company generated cash flow from operations during the current year, and a decrease in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made through June 30, 2023 compared to December 31, 2022. The increase in working capital was partially offset by a decrease in receivables related to the timing of collections from our customers.

As of June 30, 2023, we had total liquidity on a consolidated basis comprised of $105,950 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of June 30, 2023, we had total debt outstanding (net of deferred financing costs) of $412,220 and a total debt to total capitalization of 53.8%, compared to $423,363 and 55.5%, respectively, at December 31, 2022.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the six months ended June 30, 2023 was $53,410. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings, and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. However, we can give no assurance as to whether or the terms on which we may be able to issue equity or debt securities, obtain additional borrowings, or sell vessels.

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

For the three and six months ended June 30, 2023, we used $7,985 and $9,847, respectively, of available cash to repurchase 2,095,232 and 2,593,138 shares, respectively, of our common stock at an average price of $3.81 and $3.80, respectively.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2023, the Company’s Board of Directors (the “Board”) authorized a program (the “program”) to purchase up to $10,000 of the Company’s common stock. In June 2023, the Board authorized the repurchase of an additional $10,000 of common stock, raising the total value of the program to $20,000. Under the program, the Company may repurchase shares from time to time in open market transactions or in privately negotiated transactions.

During the three months ended June 30, 2023, purchases of our common stock under the program were as follows:

	Total Number Shares	Average Price Paid per
Period	of Class A Purchased	Share of Class A
April 1, 2023 through April 30, 2023	433,885	$3.59
May 1, 2023 through May 31, 2023	864,432	$3.82
June 1, 2023 through June 30, 2023	796,915	$3.92
	2,095,232	$3.81

Item 3. Defaults upon senior securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

(c). Rule 10b5-1 Trading Plans

Samuel H. Norton is the Company’s President and Chief Executive Officer. On May 11, 2023, The Samuel H. Norton Trust - 1996, of which Mr. Norton is the sole trustee, entered into a plan providing for the sale of shares of the Company’s common stock (the “Plan“) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Plan, which has a term expiring in November 2024, provides for the sale of up to 750,000 shares of common stock pursuant to the terms of the Plan.

Item 6. Exhibits

10.1	Amended and Restated Certificate of Incorporation of Overseas Shipholding Group, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: August 7, 2023	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: August 7, 2023	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

