Form 10-Q
period 2023-09-30
OVERSEAS SHIPHOLDING GROUP INC
filed 2023-11-06
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Class A common stock, par value $0.01, as of November 2, 2023: 72,371,476 shares. Excluded from this amount are warrants outstanding as of November 2, 2023 for the purchase of 809,575 shares of Class A common stock for nominal consideration.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,598	$78,732
Investment security to be held to maturity	14,900	—
Voyage receivables, including unbilled of $4,862 and $11,364, net of reserve for credit losses	12,522	19,698
Income tax receivable	696	1,914
Other receivables	2,227	5,334
Inventories, prepaid expenses and other current assets	3,237	2,668
Total Current Assets	131,180	108,346
Vessels and other property, less accumulated depreciation	679,399	726,179
Deferred drydock expenditures, net	41,703	38,976
Total Vessels, Other Property and Deferred Drydock	721,102	765,155
Intangible assets, less accumulated amortization	14,567	18,017
Operating lease right-of-use assets, net	187,135	206,797
Investment security to be held to maturity	—	14,803
Other assets	27,188	25,945
Total Assets	$1,081,172	$1,139,063
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$49,061	$54,906
Current portion of operating lease liabilities	67,320	63,288
Current portion of finance lease liabilities	—	4,000
Current installments of long-term debt	43,183	23,733
Total Current Liabilities	159,564	145,927
Reserve for uncertain tax positions	212	175
Noncurrent operating lease liabilities	127,266	149,960
Noncurrent finance lease liabilities	—	16,456
Long-term debt	363,327	399,630
Deferred income taxes, net	79,263	70,233
Other liabilities	8,893	16,997
Total Liabilities	738,525	799,378
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 89,496,512 and 88,297,439 shares issued; 72,322,453 and 78,297,439 shares outstanding)	895	883
Paid-in additional capital	587,447	597,455
Accumulated deficit	(190,989)	(233,023)
Treasury stock, 17,174,059 and 10,000,000 shares, at cost	(57,540)	(29,040)
	339,813	336,275
Accumulated other comprehensive income	2,834	3,410
Total Equity	342,647	339,685
Total Liabilities and Equity	$1,081,172	$1,139,063

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shipping Revenues:

Time and bareboat charter revenues	$93,224	$92,730	$264,621	$232,934
Voyage charter revenues	22,211	30,329	71,230	112,108
	115,435	123,059	335,851	345,042
Operating Expenses:
Voyage expenses	6,858	7,997	22,413	32,813
Vessel expenses	39,969	45,430	123,337	130,380
Charter hire expenses	16,233	22,743	47,988	67,089
Depreciation and amortization	17,003	17,902	49,500	51,058
General and administrative	7,173	6,556	21,614	20,929
Total operating expenses	87,236	100,628	264,852	302,269
Operating income	28,199	22,431	70,999	42,773
Other income, net	1,643	568	4,184	649
Income before interest expense and income taxes	29,842	22,999	75,183	43,422
Interest expense	(7,779)	(8,229)	(24,019)	(24,869)
Income before income taxes	22,063	14,770	51,164	18,553
Income tax expense	(4,471)	(1,522)	(9,131)	(2,074)
Net income	$17,592	$13,248	$42,033	$16,479

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	78,263,667	88,174,640	80,544,607	87,579,624
Diluted - Class A	80,700,618	90,349,567	83,233,332	89,211,983
Per Share Amounts:
Basic net income - Class A	$0.22	$0.15	$0.52	$0.19
Diluted net income - Class A	$0.22	$0.15	$0.51	$0.18

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$17,592	$13,248	$42,033	$16,479
Other comprehensive loss, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(181)	(180)	(542)	(541)
Net change in unrecognized actuarial losses	(11)	—	(34)	—
Other comprehensive loss	(192)	(180)	(576)	(541)
Comprehensive income	$17,400	$13,068	$41,457	$15,938

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$42,033	$16,479
Items included in net income not affecting cash flows:
Depreciation and amortization	49,500	51,058
Amortization of debt discount and other deferred financing costs	855	840
Compensation relating to restricted stock awards and stock option grants	2,556	3,237
Deferred income tax expense	9,068	1,998
Interest on finance lease liabilities	917	1,228
Non-cash operating lease expense	48,970	67,769
Payments for drydocking	(12,862)	(13,896)
Operating lease liabilities	(50,257)	(69,368)
Changes in operating assets and liabilities, net	(7,730)	(18,166)
Net cash provided by operating activities	83,050	41,179
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(2,593)	(4,519)
Purchase of investment security to be held to maturity	—	(14,794)
Net cash used in investing activities	(2,593)	(19,313)
Cash Flows from Financing Activities:
Payments on debt	(17,522)	(16,530)
Tax withholding on share-based awards	(1,168)	(496)
Payments on principal portion of finance lease liabilities	(2,964)	(3,124)
Deferred financing costs paid for debt amendments	(53)	(261)
Purchases of treasury stock and Class A warrants	(39,884)	(11,026)
Net cash used in financing activities	(61,591)	(31,437)
Net increase/(decrease) in cash and cash equivalents	18,866	(9,571)
Cash and cash equivalents at beginning of period	78,732	83,253
Cash and cash equivalents at end of period	$97,598	$73,682

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (3)	Total
Balance at December 31, 2021	$872	$594,386	$(259,587)	$—	$2,943	$338,614
Net loss	—	—	(509)	—	—	(509)
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	5	(375)	—	—	—	(370)
Compensation related to Class A restricted stock awards	—	656	—	—	—	656
Balance at March 31, 2022	877	594,667	(260,096)	—	2,763	338,211
Net income	—	—	3,740	—	—	3,740
Other comprehensive loss	—	—	—	—	(181)	(181)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—	—
Compensation related to Class A restricted stock awards	—	1,735	—	—	—	1,735
Purchases under the stock repurchase program	—	—	—	(310)	—	(310)
Balance at June 30, 2022	880	596,399	(256,356)	(310)	2,582	343,195
Net income	—	—	13,248	—	—	13,248
Other comprehensive loss	—	—	—	—	(180)	(180)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(128)	—	—	—	(125)
Compensation related to Class A restricted stock awards	—	846	—	—	—	846
Purchases under the stock repurchase program	—	—	—	(10,716)	—	(10,716)
Balance at September 30, 2022	$883	$597,117	$(243,108)	$(11,026)	$2,402	$346,268

Balance at December 31, 2022	$883	$597,455	$(233,023)	$(29,040)	$3,410	$339,685
Net income	—	—	12,139	—	—	12,139
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	8	(1,176)	—	—	—	(1,168)
Compensation related to Class A restricted stock awards	—	800	—	—	—	800
Conversion of Class A warrants to Class A common stock	1	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	(1,862)	—	(1,862)
Balance at March 31, 2023	892	597,078	(220,884)	(30,902)	3,218	349,402
Net income	—	—	12,303	—	—	12,303
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	3	(3)	—	—	—	—
Compensation related to Class A restricted stock awards	—	862	—	—	—	862
Conversion of Class A warrants to Class A common stock	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(7,985)	—	(7,985)
Balance at June 30, 2023	895	597,937	(208,581)	(38,887)	3,026	354,390
Net income	—	—	17,592	—	—	17,592
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	—	—	—	—	—	—
Compensation related to Class A restricted stock awards	—	894	—	—	—	894
Conversion of Class A warrants to Class A common stock	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	(18,653)	—	(18,653)
Purchase of Class A warrants	—	(11,384)	—	—	—	(11,384)
Balance at September 30, 2023	$895	$587,447	$(190,989)	$(57,540)	$2,834	$342,647

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 89,496,512 and 88,297,439 Class A shares issued as of September 30, 2023 and 2022, respectively, and 72,322,453 and 84,518,552 Class A shares outstanding as of September 30, 2023 and 2022, respectively.
(2)	Includes 4,519,504 and 19,051,778 outstanding Class A warrants as of September 30, 2023 and 2022, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time and bareboat charter revenues	$93,224	$92,730	$264,621	$232,934
Voyage charter revenues (1)	8,421	17,665	28,864	73,036
Contracts of affreightment (“COA”) revenues	13,790	12,664	42,366	39,072
Total shipping revenues	$115,435	$123,059	$335,851	$345,042

(1)	For the three months ended September 30, 2023, the Company did not have any revenue related to short-term time charter contracts, which are time charter contracts for periods of less than 90 days, included in voyage charter revenues. For the nine months ended September 30, 2023, voyage charter revenues include $119 of revenue related to short-term time charter contracts. For the three and nine months ended September 30, 2022, voyage charter revenues include revenue related to short-term time charter contracts of $11,406 and $28,004, respectively.

Voyage Receivables

As of September 30, 2023 and December 31, 2022, contract balances from contracts with customers consisted of voyage receivables of $9,317 and $9,258, respectively, net of reserves for credit losses for voyage charters and lightering contracts, which were not material.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023, the Company expects to recognize revenue of approximately $11,779 for the remainder of 2023, $47,578 for 2024 and $14,608 for 2025 under COAs. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

Class A

As of September 30, 2023, there were 3,180,728 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of September 30, 2022, there were 3,677,942 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$17,592	$13,248	$42,033	$16,479

Weighted average common shares outstanding:
Class A common stock - basic	78,263,667	88,174,640	80,544,607	87,579,624
Class A common stock - diluted	80,700,618	90,349,567	83,233,332	89,211,983

For the three and nine months ended September 30, 2023, there were dilutive equity awards outstanding covering 2,436,951 and 2,688,725 shares, respectively. Awards of 297,818 and 322,510 shares (related to stock options), respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, there were dilutive equity awards outstanding covering 2,174,927 and 1,632,359 shares, respectively. Awards of 371,893 and 609,956 shares (related to restricted stock units and stock options), respectively, were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three and nine months ended September 30, 2022.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 5 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the condensed consolidated balance sheets, as the Company has the intent and ability to hold until maturity. The amortized cost, gross unrealized loss and fair value of the U.S. Treasury Note at September 30, 2023 and December 31, 2022 was as follows:

September 30, 2023	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,900	$(298)	$14,602
	$14,900	$(298)	$14,602

December 31, 2022	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,803	$(328)	$14,475
	$14,803	$(328)	$14,475

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed a quarterly review of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At September 30, 2023, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the three and nine months ended September 30, 2023 or three months ended December 31, 2022.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
September 30, 2023:
Assets
Cash and cash equivalents	$97,598	$97,598	$—
U.S. Treasury Note	14,900	14,602	—
Total	$112,498	$112,200	$—
Liabilities
Term loan, due 2024, net	$19,291	$—	$18,596
Alaska tankers term loan, due 2025, net	21,413	—	20,030
OSG 204 LLC term loan, due 2025, net	24,032	—	22,735
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	42,721	—	38,444
Term loan, due 2028, net	298,663	—	280,111
Unsecured senior notes, net	390	—	387
Total	$406,510	$—	$380,303

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2022:
Assets
Cash and cash equivalents	$78,732	$78,732	$—
U.S. Treasury Note	14,803	14,475	—
Total	$93,535	$93,207	$—
Liabilities
Term loan, due 2024, net	$20,330	$—	$19,296
Alaska tankers term loan, due 2025, net	25,289	—	23,195
OSG 204 LLC term loan, due 2025, net	25,006	—	23,448
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	44,342	—	40,331
Term loan, due 2028, net	308,006	—	295,320
Unsecured senior notes, net	390	—	385
Total	$423,363	$—	$401,975

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the third quarter of 2023, the Company considered whether events or changes in circumstances had occurred since December 31, 2022 that could indicate whether the carrying amounts of the vessels, including operating right-of-use assets, in the Company’s fleet, and whether the carrying value of the Company’s intangible assets, may not be recoverable as of September 30, 2023. The Company concluded that no such events or changes in circumstances had occurred.

Note 7 — Taxes

For the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $4,471 and $1,522, respectively, which represented effective tax rates of 20.3% and 10.3%, respectively. The increase in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the tonnage tax exclusion. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $9,131 and $2,074, respectively, which represented effective tax rates of 17.9% and 11.2%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2023 was less than the statutory rate due to a favorable Louisiana law change and the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2022 was less than the statutory rate due to the tonnage tax exclusion.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Capital Stock and Stock Compensation

Share and Warrant Repurchases

In September 2023, the Company purchased 13,851,382 warrants for the Company’s common stock from entities managed by Cyrus Capital Partners, L.P. (“Cyrus”), a major stockholder of the Company, for total consideration of $11,384. The warrants purchased, which were exercisable for 2,631,763 shares of the Company’s Class A common stock and represented all of the warrants held by Cyrus, were cancelled subsequent to the purchase. At September 30, 2023, the Company had 4,519,504 warrants outstanding convertible into 858,706 shares.

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

In August 2023, the Company purchased 3,788,639 shares of the Company’s common stock from entities managed by Cyrus at a price of $4.05 per share for total consideration of $15,344. Including these transactions, for the three and nine months ended September 30, 2023, the Company repurchased 4,580,921 and 7,174,059 shares, respectively, for $18,653 and $28,499, respectively, at an average price of $4.07 and $3.97 per share, respectively. At September 30, 2023, the Company had a remaining authorization under the program of $6,844 for share repurchases.

Warrant Conversions

During the nine months ended September 30, 2023 and 2022, the Company issued 128,943 and 11,179 shares of Class A common stock, respectively, as a result of the exercise of 680,892 and 59,124 Class A warrants, respectively.

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

Management Compensation — Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted RSUs to its employees, including senior officers, covering 584,922 and 718,360 shares, respectively. The grant date fair values of these awards were $2.90 and $2.09 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award vests in approximately equal installments on each of the first three anniversaries of the grant date.

During the nine months ended September 30, 2023 and 2022, the Company awarded performance-based RSUs to its senior officers covering 416,832 and 518,600 shares, respectively (which amounts may be increased up to a maximum of 625,248 and 777,900 shares, respectively, based upon performance). Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period. The grant date fair values of the awards, which are subject to performance conditions, were determined to be $2.90 and $2.09 per RSU, respectively.

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

During the nine months ended September 30, 2023 and 2022, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 333,085 and 179,040 shares of Class A common stock, respectively, at an average price of $3.51 and $2.07 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	September 30, 2023	December 31, 2022
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$2,834	$3,410
Accumulated other comprehensive income	$2,834	$3,410

The following tables present the changes in the balances of each component of accumulated other comprehensive income, net of related taxes, during the three and nine months ended September 30, 2023 and 2022:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of June 30, 2023	$3,026
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(192)
Total change in accumulated other comprehensive income	(192)
Balance as of September 30, 2023	$2,834

Balance as of June 30, 2022	$2,582
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive income	(180)
Total change in accumulated other comprehensive income	(180)
Balance as of September 30, 2022	$2,402

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2022	$3,410
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(576)
Total change in accumulated other comprehensive income	(576)
Balance as of September 30, 2023	$2,834

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive income	(541)
Total change in accumulated other comprehensive income	(541)
Balance as of September 30, 2022	$2,402

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

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 10 — Leases

In October 2023, the Company entered into new bareboat charter agreements in respect of the seven vessels comprising OSG’s Veteran Class products tanker fleet, all of which are now indirectly owned by a private fund (the “MP Fund”) managed by Maritime Partners, LLC. The economic terms of the bareboat charters remain the same as the previous bareboat charters. Prior to their recent acquisition by a Jones Act qualified subsidiary of the MP Fund, these seven vessels were previously owned indirectly by AMSC ASA (“AMSC”). The previous charters with AMSC for two of the seven chartered-in vessels contained a deferred payment obligation (“DPO”), which was $6,514 at September 30, 2023, related to charter hire expense incurred by the Company in prior years and was payable to AMSC in future periods. As part of the new agreements, the Company prepaid, at a discount, $5,602 to the MP Fund, representing all of its remaining outstanding DPO.

In August 2023, the Company extended its lease on the Overseas Key West for an additional lease term of two months to April 2029. Upon reassessment, the lease is accounted for as an operating lease. It was previously accounted for as a finance lease. The future minimum commitments under the lease are $1,550 for 2023, $4,172 for 2024, $4,161 for 2025, $4,161 for 2026, $4,161 for 2027, and $5,449 thereafter. For the nine months ended September 30, 2023, the non-cash activity for obtaining an operating right-of-use asset and liability was not material as a result of the lease extension.

In March 2023, the Company extended its lease on the Alaskan Frontier for an additional lease term of three years, to March 2026. The lease is accounted for as an operating lease. The future minimum commitments under the lease are $92 for the remainder of 2023, $366 in 2024, $365 in 2025, and $71 in 2026. For the nine months ended September 30, 2023, the Company had non-cash operating activity of approximately $1,000 for obtaining an operating right-of-use asset and liability as a result of the lease extension. Subsequently, the Company entered into an agreement with BP Oil Shipping Company, USA, in October 2023, to purchase the Alaskan Frontier for $20,000. The purchase is expected to be completed in November 2023. OSG intends to reactivate the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. OSG plans to make investments in the vessel for it to begin commercial trade by the fourth quarter of 2024.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three and nine months ended September 30, 2023 was equal to income from lease payments of $90,801 and $262,087, respectively, plus straight-line adjustments of $2,423 and $2,534, respectively. For the three and nine months ended September 30, 2022, total time charter revenue was equal to income from lease payments of $92,539 and $232,360, respectively, plus straight-line adjustments of $191 and $574, respectively.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our Form 10-K. Other factors besides those listed in our Form 10-K and in our quarterly reports also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	the inability to attract or retain qualified mariners, as a result of labor shortages, competition to hire mariners, and other influences on the labor pool and associated costs;
●	volatility in supply and demand in the crude oil and refined product markets worldwide or in the specialized markets in which the Company currently trades, which could also affect the nature and severity of certain factors listed below;
●	uncertain economic, political and governmental conditions in the United States or abroad, and conditions in the oil and natural gas industry, such as the Russia/Ukraine war, recent developments in the Middle East, other geopolitical developments, or otherwise;
●	increasing operating costs, unexpected drydock costs, and/or increasing capital expenses as a result of supply chain limitations, lack of availability of materials and of qualified contractors and technical experts, the consolidation of suppliers, and inflation;
●	challenges associated with compliance with complex environmental laws and regulations, including those relating to the emission of greenhouse gases and ballast water treatment, and corresponding increases in expenses;
●	work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries, or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	public health threats, such as the COVID-19 pandemic, which can impact the Company in many ways, including increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	the inability to clear oil majors’ risk assessment processes;
●	the effect of the Company’s indebtedness on its ability to finance operations, pursue desirable business operations and successfully run its business in the future or to generate sufficient cash to service its indebtedness and to comply with debt covenants, allowing it to maintain capital availability;
●	the highly cyclical nature of OSG’s industry and significant fluctuations in the market value of our vessels;
●	the Company’s ability to renew its time charters when they expire or to enter into new time charters, to replace its operating leases on favorable terms, or to compete effectively for charters;
●	the loss of or reduction in business with any one of our large customers, changes in credit risk with respect to the Company’s counterparties on contracts, or the failure of counterparties to meet their obligations;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act, which result in restrictions on foreign ownership of the Company’s common stock;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements; and
●	the Company’s ability to use its net operating loss carryforwards.

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

Business Overview

OSG is a publicly traded company providing liquid bulk and energy transportation services for crude oil and petroleum products in the U.S. Flag markets. In January 2023, the Overseas Sun Coast was converted to U.S. Flag status, joining the rest of OSG’s U.S. Flag fleet. OSG’s U.S. Flag fleet consists of Suezmax crude oil tankers doing business in Alaska, conventional and lightering ATBs, shuttle and conventional MR tankers, and non-Jones Act MR tankers that participate in the U.S. Tanker Security Program (“TSP”) or are on time charter to the U.S. Military Sealift Command. In October 2023, the Company entered into an agreement with BP Oil Shipping Company, USA to purchase the Alaskan Frontier. The purchase is expected to be completed in November 2023. OSG intends to reactivate the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. OSG plans to make significant investments in the vessel for it to begin commercial trade by the fourth quarter of 2024. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

Continued lack of available tonnage throughout the third quarter of 2023 contributed to minimal spot activity for Jones Act tankers and ATBs. Charterers are increasing the duration of some new time charter contracts to secure tonnage for multi-year periods. There are few vessels available in the spot market and total spot activity was 11 spot fixtures in the third quarter of 2023. For the 11 spot fixtures, two were performed by tankers and the others were performed by ATBs.

Our vessels were employed for 100% of available days during the third quarter of 2023, with a total of 1,590 available days (excluding 57 days for vessels that were off-hire due to drydock requirements) seeing no vessels idle without employment. Industry-wide, there were no firm Jones Act vessel orders as of September 30, 2023.

Delaware Bay lightering volumes averaged 61,000 b/d in the third quarter of 2023 compared with 65,000 b/d in the third quarter of 2022. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

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

Results of Vessel Operations

In December 2022 we redelivered three conventional tankers leased from American Shipping Company. The reduction in the number of vessels we operated in 2023 were the primary reasons for decreases in our revenues in 2023 compared to the comparable periods in 2022. There were additional items that impacted our revenues both positively and negatively which are described below.

During the three months ended September 30, 2023, shipping revenues decreased by $7,624, or 6.2%, compared to the same period in 2022. In addition to the changes in the number of vessels we operate, there was an 8-day increase in drydock days and a decrease in Delaware Bay lightering volumes. The decrease was partially offset by an increase in average daily rates earned by our fleet and one full Government of Israel voyage and one partial Government of Israel voyage that began during the third quarter of 2023 and overlapped into the fourth quarter compared to two partial Government of Israel voyages in the third quarter of 2022.

For the nine months ended September 30, 2023, shipping revenues decreased by $9,191, or 2.7%, compared to the nine months ended September 30, 2022. In addition to the changes in the number of vessels we operate, there were fewer Military Sealift Command (“MSC”) voyages during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which were longer international voyages. The decrease in shipping revenues was partially offset by a 337-day decrease in layup days. We had no vessels in layup during the nine months ended September 30, 2023. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels that came out of layup in January 2022 and late February 2022. Our remaining two vessels in layup returned to service in May 2022. Additionally, the decrease was partially offset by (a) an increase in average daily rates earned by our fleet, (b) an increase in Delaware Bay lightering volumes, (c) a 5-day decrease in drydock days and (d) an 8-day decrease in repair days.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time charter equivalent revenues	$108,577	$115,062	$313,438	$312,229
Add: Voyage expenses	6,858	7,997	22,413	32,813
Shipping revenues	$115,435	$123,059	$335,851	$345,042

The following tables provide a breakdown of TCE rates achieved for the three and nine months ended September 30, 2023 and 2022 between spot and fixed earnings and the related revenue days. Prior period amounts have been updated to conform to current period presentation.

	2023		2022
Three months ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$—	$67,694	$38,296	$60,923
Revenue days	—	903	55	1,086
Non-Jones Act Handysize Product Carriers:
Average rate	$43,834	$68,875	$47,779	$38,911
Revenue days	189	60	184	92
ATBs:
Average rate	$—	$44,354	$41,117	$35,590
Revenue days	—	247	85	99
Lightering:
Average rate	$89,255	$—	$71,086	$46,906
Revenue days	94	—	135	49
Alaska (a):
Average rate	$—	$61,016	$—	$60,438
Revenue days	—	254	—	250

17

	2023		2022
Nine months ended September 30,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act Handysize Product Carriers:
Average rate	$60,505	$65,807	$53,710	$60,067
Revenue days	40	2,658	585	2,574
Non-Jones Act Handysize Product Carriers:
Average rate	$36,622	$63,239	$44,720	$29,632
Revenue days	677	74	546	273
ATBs:
Average rate	$—	$43,511	$41,048	$35,059
Revenue days	—	737	85	458
Lightering:
Average rate	$91,900	$—	$65,758	$46,906
Revenue days	275	—	363	49
Alaska (a):
Average rate	$—	$60,355	$—	$59,799
Revenue days	—	797	—	785

a) Excludes one Alaska vessel currently in layup.

During the third quarter of 2023, TCE revenues decreased by $6,485, or 5.6%, to $108,577 from $115,062 in the third quarter of 2022. The decrease in TCE revenues was primarily driven by the decrease in shipping revenues explained above.

Voyage expenses decreased by $1,139, or 14.2%, in the third quarter of 2023 to $6,858 compared to $7,997 in the third quarter of 2022, primarily due to decreases in fuel expenses, as our vessels performed fewer voyage charters during the third quarter of 2023 compared to the third quarter of 2022.

Vessel expenses decreased by $5,461, or 12.0%, in the third quarter of 2023 to $39,969 compared to $45,430 in the third quarter of 2022, primarily due to a decrease in crewing costs related to fewer vessels in our fleet, as we redelivered three conventional tankers leased from American Shipping Company in December 2022.

Charter hire expenses decreased by $6,510, or 28.6%, to $16,233 in 2023 from $22,743 in 2022. The decrease primarily resulted from the redelivery of three conventional tankers leased from American Shipping Company in December 2022.

Depreciation and amortization decreased by $899, or 5.0%, to $17,003 in the third quarter of 2023 compared to $17,902 in the third quarter of 2022. The decrease primarily resulted from a decrease in amortization of drydock costs.

During the nine months ended September 30, 2023, TCE revenues increased $1,209, or 0.4%, to $313,438 from $312,229 during the nine months ended September 30, 2022. The increase primarily resulted from the decrease in shipping revenues explained above offset by the decrease in voyage expenses explained below.

Voyage expenses decreased by $10,400, or 31.7%, during the nine months ended September 30, 2023 to $22,413 compared to $32,813 during the nine months ended September 30, 2022, primarily due to decreases in fuel and port expenses, as our vessels performed fewer voyage charters during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Vessel expenses decreased by $7,043, or 5.4%, for the nine months ended September 30, 2023 to $123,337 compared to $130,380 for the nine months ended September 30, 2022, primarily due to a decrease in crewing costs related to fewer vessels in our fleet as we redelivered three conventional tankers leased from American Shipping Company in December 2022.

Charter hire expenses decreased by $19,101, or 28.5%, to $47,988 for the nine months ended September 30, 2023 from $67,089 for the nine months ended September 30, 2022. The decrease primarily resulted from the redelivery of three conventional tankers leased from American Shipping Company in December 2022.

Depreciation and amortization decreased by $1,558, or 3.1%, to $49,500 during the nine months ended September 30, 2023 compared to $51,058 during the nine months ended September 30, 2022. The decrease primarily resulted from a decrease in amortization of drydock costs.

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

In June 2023, the MSC awarded one of our vessels, the Overseas Mykonos, a time charter contract to provide ongoing fuel transportation services to MSC in support of our nation’s defense. The time charter awarded is for a one-year base period with the MSC holding additional option periods to extend the contract out to a maximum period of five- and one-half years. The Overseas Mykonos was transferred out of the TSP and delivered to MSC in August 2023.

General and Administrative Expenses

General and administrative expenses increased by $617, or 9.4%, to $7,173 during the three months ended September 30, 2023 compared to $6,556 for the three months ended September 30, 2022. The increase was primarily driven by higher compensation and benefits costs related to an increase in headcount and higher compensation levels. Additionally, general and administrative expenses increased primarily due to increased travel, training and legal expenses during the three months ended September 30, 2023 compared to the same period in 2022.

For the nine months ended September 30, 2023, general and administrative expenses increased by $685 or 3.3% at $21,614 compared to $20,929 for the nine months ended September 30, 2022. The increase was primarily driven by higher compensation and benefits costs related to an increase in headcount and higher compensation levels.

Other Income, Net

Other income, net was $1,643 and $4,184 for the three and nine months ended September 30, 2023, respectively, compared with $568 and $649 for the three and nine months ended September 30, 2022, respectively. The increase in other income, net was primarily due to investment income earned on our investment accounts at higher interest rates year over year.

Interest Expense

Interest expense was $7,779 and $24,019 for the three and nine months ended September 30, 2023, respectively, compared with $8,229 and $24,869 for the three and nine months ended September 30, 2022. The decrease in interest expense was primarily due to a lower average balance of debt outstanding during the three and nine months ended September 30, 2023 compared to the same periods in 2022.

Income Taxes

For the three months ended September 30, 2023 and 2022, we recorded income tax expense of $4,471 and $1,522, respectively, which represented effective tax rates of 20.3% and 10.3%, respectively. The increase in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was substantially due to the tonnage tax exclusion. For the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $9,131 and $2,074, respectively, which represented effective tax rates of 17.9% and 11.2%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was substantially due to the tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2023 was less than the statutory rate due to a favorable Louisiana law change and tonnage tax exclusion. The effective tax rate for the nine months ended September 30, 2022 was less than the statutory rate due to the tonnage tax exclusion.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at September 30, 2023 was approximately $(28,000) compared with approximately $(38,000) at December 31, 2022. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $38,936 at September 30, 2023 compared to $30,000 at December 31, 2022. The increase in working capital was primarily due to an increase in cash and cash equivalents, as the Company generated cash flow from operations during the current year, and a decrease in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made through September 30, 2023 compared to December 31, 2022. The increase in working capital was partially offset by a decrease in receivables related to the timing of collections from our customers and an increase in current installments of long-term debt as our term loan, due 2024, matures on September 30, 2024.

As of September 30, 2023, we had total liquidity on a consolidated basis comprised of $97,598 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of September 30, 2023, we had total debt outstanding (net of deferred financing costs) of $406,510 and a total debt to total capitalization of 54.3%, compared to $423,363 and 55.5%, respectively, at December 31, 2022.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the nine months ended September 30, 2023 was $83,050. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings, and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. However, we can give no assurance as to whether or the terms on which we may be able to issue equity or debt securities, obtain additional borrowings, or sell vessels.

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

In October 2023, the Company entered into an agreement with BP Oil Shipping Company, USA to purchase the Alaskan Frontier, for $20,000, which the Company had been leasing. The purchase is expected to be completed in November 2023. OSG intends to reactivate the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. OSG plans to make investments in the vessel for it to begin commercial trade by the fourth quarter of 2024.

Additionally, in October 2023, the Company entered into new bareboat charter agreements in respect of the seven vessels comprising OSG’s Veteran Class products tanker fleet, all of which are now indirectly owned by a private fund (the “MP Fund”) managed by Maritime Partners, LLC. The economic terms of the bareboat charters remain the same as the previous bareboat charters. Prior to their recent acquisition by a Jones Act qualified subsidiary of the MP Fund, these seven vessels were owned indirectly by AMSC ASA (“AMSC”). The previous charters with AMSC for two of the seven chartered-in vessels contained a deferred payment obligation (“DPO”), which was $6,514 at September 20, 2023, related to charter hire expense incurred by the Company in prior years and was payable to AMSC in future periods. As part of the new agreements, the Company prepaid, at a discount, $5,602 to the MP Fund, representing all of its remaining outstanding DPO.

In September 2023, we purchased, using available cash, 13,851,382 warrants for our common stock from entities managed by Cyrus for total consideration of $11,384. The warrants purchased, which were exercisable for 2,631,763 shares of our Class A common stock and represented all of the warrants held by Cyrus, were cancelled subsequent to the purchase.

In August 2023, we purchased 3,788,639 shares of our common stock from entities managed by Cyrus at a price of $4.05 per share for total consideration of $15,344. Including these transactions, for the three and nine months ended September 30, 2023, we used $18,652 and $28,499, respectively, of available cash to repurchase 4,580,921 and 7,174,059 shares, respectively, of our common stock at an average price of $4.07 and $3.97 per share, respectively.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Not applicable due to the Company’s status as a smaller reporting company.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2023, purchases of our common stock under the program were as follows:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
July 1, 2023 through July 31, 2023	213,596	$4.03
August 1, 2023 through August 31, 2023 (1)	4,050,847	$4.05
September 1, 2023 through September 30, 2023	316,478	$4.32
	4,580,921	$4.07

(1)	In August 2023, the Company purchased, using available cash, 3,788,639 shares of our common stock from entities managed by Cyrus at a price of $4.05 per share for total consideration of $15,344.

In September 2023, the Company purchased, using available cash, 13,851,382 warrants for the Company’s common stock from entities managed by Cyrus for total consideration of $11,384. The warrants purchased, which were exercisable for 2,631,763 shares of our Class A common stock and represented all of the warrants held by Cyrus, were cancelled subsequent to the purchase.

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: November 6, 2023	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: November 6, 2023	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

