Form 10-K
period 2023-12-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2024-03-11
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $292,943,697, based on the closing price of $4.17 per share of Class A common stock on the NYSE exchange on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

As of March 6, 2024, 70,952,360 shares of the issuer’s Class A common stock were outstanding. Excluded from these amounts are penny warrants, which were outstanding as of March 6, 2024, for the purchase of 803,682 shares of Class A common stock without consideration of any withholding pursuant to the cashless exercise procedures.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

The Company also makes available on its website its corporate governance guidelines, its code of business conduct, its insider trading and anti-bribery and corruption policies, and the charters of the Audit, Human Resources and Compensation, and Corporate Governance and Risk Assessment Committees of the Board of Directors (the “Board”). Except as otherwise noted, neither our website nor the information contained on or connected to our website is incorporated by reference into this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make certain forward-looking statements in future filings with the SEC, in press releases, or in oral or written presentations by representatives of the Company. All statements other than statements of historical fact should be considered forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means by which these statements may be made. Such forward-looking statements represent the Company’s reasonable expectations with respect to future events or circumstances based on various factors and are subject to various risks, uncertainties, and assumptions relating to the Company’s operations, financial results, financial condition, business, prospects, growth strategy and liquidity. However, there are or will likely be important factors, many of which are beyond the control of the Company, that could cause the Company’s actual results to differ materially from the expectations expressed or implied in these statements. Undue reliance should not be placed on any forward-looking statements, and consideration should be given to the following factors when reviewing such statements. Such factors include, but are not limited to:

●	the inability to attract or retain qualified mariners, as a result of labor shortages, competition to hire mariners, and other influences on the labor pool and associated costs;
●	volatility in supply and demand in the crude oil and refined product markets worldwide or in the specialized markets in which the Company currently trades, which could also affect the nature and severity of certain factors listed below;
●	uncertain economic, political and governmental conditions and conditions in the oil and natural gas industry, such as the current conditions in the Middle East involving Israel and the Gaza Strip, the Russia/Ukraine war, other geopolitical developments, or otherwise;
●	challenges associated with compliance with complex environmental laws and regulations, including those relating to the emission of greenhouse gases and protections to the quality of water and sealife, and corresponding increases in expenses;
●	unionization, work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries, or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	increasing operating costs, unexpected drydock costs, and/or increasing capital expenses as a result of supply chain limitations, lack of availability of materials and of qualified contractors and technical experts, the consolidation of suppliers, and inflation;
●	public health threats, which can impact the Company in many ways, including increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	the inability to clear oil majors’ risk assessment processes;

i

●	the highly cyclical nature of OSG’s industry and significant fluctuations in the market value of our vessels;
●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act, which result in restrictions on foreign ownership of the Company’s common stock;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements; and
●	the Company’s ability to use its net operating loss carryforwards.

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

The Company presents four non-GAAP financial measures: time charter equivalent (“TCE”) revenues, EBITDA, Adjusted EBITDA and vessel operating contribution. TCE revenues represent shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. EBITDA represents net income from continuing operations before interest expense and income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted for the impact of certain items that we do not consider indicative of our ongoing operating performance. Vessel operating contribution represents TCE revenues less vessel expenses and charter hire expenses and is used as a measure to reflect our specialized businesses, which provide a stable operating platform underlying our total US Flag operations. Our specialized businesses include Delaware Bay lightering, Tanker Security Program (“TSP”) and Military Sealift Command vessels, shuttle tankers and our Alaska class vessels.

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

American Bureau of Shipping—ABS.

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

Deferred payment obligations—DPO.

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

Environmental Protection Agency—EPA.

European Union—EU.

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

International Safety Management Code—ISM Code.

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

iii

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

Tanker Security Program or TSP—The U.S. Tanker Security Program was enacted into law in 2021 and funded by Congress in 2022. The program was activated in 2023. The program is designed to ensure that militarily useful U.S. Flag tank vessels are available to the U.S. Department of Defense in the event of war or national emergency. The initial program calls for 10 tankers to participate. These vessels are required to meet national defense and other security requirements and maintain a U.S. presence in international commercial shipping. Under the TSP, participants receive an annual stipend designed to reduce vessel expenses to a level that will allow them to compete for international business. Program participation requires that the ships are available to the U.S. government in the event of war or national emergency.

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

iv

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Overseas Shipholding Group, Inc., a Delaware corporation incorporated in 1969, and its wholly owned subsidiaries own and operate a fleet of oceangoing vessels engaged in the transportation of crude oil, petroleum, and renewable transportation fuels in the U.S. Flag trade. At December 31, 2023, the Company owned or operated a fleet of 21 vessels totaling an aggregate of approximately 1.5 million dwt. Additional information about the Company’s fleet, including its ownership profile, is set forth under “Fleet Operations— Fleet Summary,” as well as on the Company’s website, www.osg.com.

OSG primarily charters its vessels to customers for use over specific periods of time at fixed daily amounts contractually established through time charters. OSG also charters its vessels for specific voyages at spot rates. Spot market rates are highly volatile due to market forces, including local and worldwide demand for the commodities carried, volumes of trade, distances that the commodities must be transported, the amount of available tonnage at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products. Time charter rates provide more predictable streams of TCE revenues because they are fixed for specific periods of time. For a more detailed discussion on factors influencing spot and time charter markets, see “Fleet Operations—Commercial Management” below.

We actively manage the size and composition of our fleet through opportunistic acquisitions and dispositions of vessels. We consider timely and selective acquisitions of high-quality secondhand vessels or new-build contracts when we believe those acquisitions will result in attractive returns on invested capital and increased cash flow. We may also engage in dispositions or repurposing of vessels where we can achieve attractive values relative to their anticipated future earnings from operations. Taken together with our experience and long-standing relationships with participants in the crude, refined and renewable product shipping industry, we believe these attributes help us maintain a diverse, high-quality and modern fleet with an enhanced return on invested capital.

The following principal developments have directly or indirectly impacted our business recently and are expected to continue to do so:

●	Geopolitical tensions outside of the US have severely disrupted historical trading patterns for crude oil and its refined products. Since December 2022, the EU has, in response to the war in Ukraine, banned waterborne crude oil imports from Russia, and the G7 nations have implemented price caps limiting the global price paid for Russian oil and its refined products. Other countries have stepped in to purchase these commodities at a discount to world prices. More recently, vessels transiting the Red Sea have been the target of Houthi missile and drone attacks, causing many vessels to avoid Red Sea transits and to instead make longer voyages around the Cape of Good Hope. These circumstances have collectively resulted in the redirection of crude oil and refined product trade flows and increased aggregate ton-mile demand. Although the United States was not a major importer of Russian or Persian Gulf oil, its markets have nonetheless been impacted by these global events. Historically high international freight costs have resulted from disrupted trade patterns. Supply constraints now exist in markets that were alternative supply sources competing against domestic product shipped on Jones Act tonnage. As a result, traders now seem to favor domestic product sources over overseas alternatives, giving strong support for the use of Jones Act vessels. This increase in demand has resulted in higher utilization levels and higher rates for Jones Act vessels.
●	The continued impact of government policies encouraging the use of renewable fuels has driven strong demand growth for transporting renewable diesel and its feedstock components from production sources along the U.S. Gulf Coast to markets along the West Coast. California’s low carbon fuel standard regulations in particular have stimulated the use of renewable diesel, which is chemically identical to regular diesel, can be used on its own or be blended with conventional diesel, and produces less carbon dioxide and nitrogen oxide than conventional diesel. The Gulf Coast currently produces a significant proportion of renewable diesel, and California has been the largest consumer of this product. Marine transportation is the most cost-effective solution to move finished product to the West Coast. The length of the trip to California creates a significant increase in ton-mile demand and has created a large new market for Jones Act tankers.
●	The Biden Administration in 2023 approved ConocoPhillips’ “Willow Project” in Alaska. This project, together with a previously permitted project to develop the “Pikka” discovery operated by Santos, are expected to bring on nearly 250,000 barrels per day of new crude oil production in Alaska by 2027. The promise of significant increased future production bodes well for the prospective demand for OSG’s Alaska Class tankers, which provide the most cost-effective means for delivery of North Slope crude oil to refineries located in California and Washington state. Anticipating this increase in demand, in late 2023 OSG acquired the Alaskan Frontier, sister to the other three Alaska class vessels, and contracted with engine manufacturer MAN B&W to perform life cycle upgrades on each of the engines on all four vessels. The life cycle upgrades will improve performance and fuel efficiency and also prepare the engines for possible use of methanol fuel in the future. It is expected that the fuel efficiency gain will result in 15-20% fuel savings as compared to the original engine design leading to a meaningful reduction in carbon output. The significant capital investment in the four Alaska class vessels should permit OSG to operate the vessels for a longer period of time and with lower maintenance costs for their remaining lives.
●	In December 2023, OSG was awarded a $400 thousand grant from the U.S. Department of Energy (“DOE”) to study the development of its proposed Tampa Regional Intermodal Carbon Hub (“T-RICH”). The study is an important step towards realizing the potential for participating in an emerging market for managing the transport and sequestration of captured carbon dioxide (“CO2”). The study will evaluate the commercial feasibility of developing an intermediate storage hub at Port Tampa Bay for CO2 captured from industrial emitters across the State of Florida. As conceived, T-RICH would receive, store, and process, initially, two million metric tons of CO2 per year, which would be transported by OSG vessels across the Gulf of Mexico for permanent underground storage. T-RICH would be the first of its kind in the nation and could be scaled in the future to meet expanded volumes of captured CO2.

In January 2024, Saltchuk Resources, Inc., which owns approximately 21% of OSG’s outstanding common stock, submitted an unsolicited, non-binding indication of interest to OSG’s Board of Directors to acquire all outstanding shares of OSG’s common stock that Saltchuk does not own for $6.25 per share in cash. The Board of Directors is carefully considering Saltchuk’s indication of interest and is committed to acting in the best interests of our stockholders. We can provide no assurances that any transaction agreement will be executed or that any transaction will be consummated.

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

We believe we are well-positioned now and over the long term to generate strong cash flows. We currently operate one of the largest tanker fleets in the U.S. Flag market, with a strong presence in all major U.S. coastwise trades. Our market position allows us to maintain long-standing relationships with many of the largest energy companies, which in some cases date back many decades. We consider attaining stability of cash flow through medium-term charters and COAs to be a fundamental objective of our chartering approach. This is especially observable in the specialized businesses within which many of our assets operate. Recent years have seen a marked increase in market volatility as the demand drivers for domestic transportation of crude oil and its refined product have been impacted by market disruptions, increased export flows, the ascendency of trading desks in intermediating supply chain logistics, and emerging trades for renewable fuels and their feedstocks. These changes have affected most directly our conventional tankers, which witnessed depressed market conditions during much of 2020 and 2021 due to the COVID-19 pandemic before experiencing a rebound in demand in 2022, which currently continues. Considerations about the appropriate overall exposure to these more volatile markets and the amount of that capacity to remain active in the spot market are regular management discussion points. Balancing time charter coverage with spot market exposure in an environment of ever-changing demand signals presents a persistent challenge. Recent market conditions have created favorable conditions for extending the breadth and duration of time charter coverage amongst our conventional tankers. However, under other market conditions, a policy of entering into medium-term charters may not be profitable or prove achievable. As such, during future periods of uncertainty, it is likely that more of our vessels will be exposed to the more volatile and less predictable spot market with a corresponding impact on the amount of revenue our vessels may earn.

In addition, the future of seaborne energy transportation and the type, design and markets for vessels that will be engaged in this business are evolving in ways not yet well defined. While this evolution may impose additional risks and uncertainties on OSG’s existing business lines, the progressive transformation away from a carbon fuels-based economy could present interesting new business niches for OSG to competitively apply its differentiated set of skills. OSG’s current interest in developing capabilities for transporting liquified CO2 is a natural next step into an emerging market, consistent with OSG’s expertise with liquid cargoes. Participating in a broader spectrum of opportunities in the existing and emerging markets for energy and liquid bulk commodities of all types will remain a focus of the Company as the solution set to these complex problems becomes clearer.

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

Customers

OSG’s customers include major independent oil traders, refinery operators and U.S. and international government entities. The Company’s top customer comprised 14.3% of shipping revenues during the year ended December 31, 2023. See Note 2 - “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements set forth in Item 8 for further information regarding the Company’s customers for 2023, 2022 and 2021.

2	Overseas Shipholding Group, Inc.

FLEET OPERATIONS

Fleet Summary

As of December 31, 2023, OSG’s operating fleet consisted of 21 vessels, 13 of which were owned, with the remaining vessels chartered-in. Vessels chartered-in are on Bareboat Charters.

	Vessels Owned	Vessels Chartered-In	Total at December 31, 2023
Vessel Type	Number	Number	Total Vessels	Total dwt
MR Product Carriers (1)	5	8	13	619,854
Crude Oil Tankers (2)	4	—	4	772,194
Refined Product ATBs	2	—	2	54,182
Lightering ATBs	2	—	2	91,112
Total Operating Fleet	13	8	21	1,537,342

(1)	Includes two owned shuttle tankers, eight chartered-in tankers, and three non-Jones Act MR tankers that participate in the TSP or are on time charter to the U.S. Military Sealift Command (“MSC”).
(2)	Includes three crude oil tankers doing business in Alaska and elsewhere and one crude oil tanker, Alaskan Frontier, purchased in November 2023 from BP Oil Shipping Company, USA and has been in cold layup in Malaysia since 2019. OSG plans to make significant investments in the vessel for it to begin commercial trade by the fourth quarter of 2024.

On January 27, 2023, the Company’s one owned Marshall Island flagged non-Jones Act MR tanker, the Overseas Sun Coast, was officially documented as a U.S. Flag vessel, joining the rest of the Company’s U.S. Flag fleet.

Commercial Management

Time-Charter Market

The Company’s operating fleet includes a number of vessels that operate on time charters. Within a contract period, time charters provide a predictable level of revenues without the fluctuations inherent in spot-market rates. Once a time charter expires, however, the ability to secure a new time charter may be uncertain and subject to market conditions. Time charters constituted 80% of the Company’s shipping revenues in 2023, 70% in 2022, 71% in 2021, and 84% of the Company’s TCE revenues in 2023, 75% in 2022 and 73% in 2021.

Spot Market

Voyage charters and COAs constituted 20% of the Company’s shipping revenues in 2023, 30% in 2022, 29% in 2021, and 16% of the Company’s TCE revenues in 2023, 25% in 2022 and 27% in 2021. Accordingly, the Company’s shipping revenues are affected by prevailing spot rates for voyage charters in the markets in which the Company’s vessels operate. Spot market rates are highly volatile due to market forces, including local and worldwide demand for the commodities carried (such as crude oil or petroleum products), volumes of trade, distances that the commodities must be transported, the amount of available tonnage both at the time such tonnage is required and over the period of projected use, and the levels of seaborne and shore-based inventories of crude oil and refined products.

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

Business Segment

The Company has one reportable business segment. OSG’s U.S. Flag fleet consists of Suezmax crude oil tankers doing business in Alaska, conventional and lightering ATBs, shuttle and conventional MR tankers, and non-Jones Act MR tankers that participate in the TSP or are on time charter to MSC. In January 2023, the Overseas Sun Coast was converted to U.S. Flag status, joining the rest of OSG’s U.S. Flag fleet. In November 2023, the Company purchased the Alaskan Frontier from BP Oil Shipping Company USA. OSG is in the process of reactivating the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. OSG plans to make significant investments in the vessel for it to begin commercial trade by the fourth quarter of 2024. Under the Jones Act, shipping between U.S. ports, including the movement of Alaskan crude oil to U.S. ports, is reserved for U.S. Flag vessels that satisfy Jones Act requirements, including requirements that vessels be constructed in the United States and owned by companies that are more than 75% owned and controlled by U.S. citizens. OSG is one of the largest commercial owners and operators of U.S. Flag vessels and participates in U.S. government programs, including the following:

MSP—Two of our reflagged U.S. Flag Product Carriers participated in the MSP during the first quarter of 2023 and the years ended December 31, 2022 and 2021. These two vessels were then accepted into the TSP in April 2023. The MSP is designed to ensure that privately-owned, military-useful U.S. Flag vessels are available to the U.S. Department of Defense in the event of war or national emergency. Each of the vessel-owning companies receives an annual stipend, subject to annual congressional appropriations. The stipend is intended to offset the increased cost incurred by such vessels from operating under the U.S. Flag.

TSP— In April 2023, three of our vessels were accepted into the TSP, which is comprised of 10 tankers. The program is designed to ensure that militarily useful U.S. Flag tank vessels are available to the U.S. Department of Defense in the event of war or national emergency. TSP participants receive an annual stipend designed to allow them to compete for international business. We transferred the two non-Jones Act U.S. Flag Product Carriers participating in the MSP to the TSP and added the Overseas Sun Coast to participate in the program.

In June 2023, MSC awarded the Overseas Mykonos, which was a TSP participant, a time charter to provide ongoing fuel transportation services to MSC in support of our nation’s defense. The time charter awarded is for a one-year base period with the MSC holding additional option periods to extend the contract out to a maximum period of five- and one-half years. The Overseas Mykonos was then transferred out of the TSP and delivered to MSC in August 2023.

During the year ended December 31, 2023, we received $2,650 under the MSP and $10,612 under the TSP. We received $9,252 and $10,500 under the MSP for the years ended December 31, 2022 and 2021, respectively.

The TSP provides for an annual stipend of $6,000 for each participating vessel. We do not receive a stipend for any days exceeding 180 for which the vessels operate under a time charter to a U.S. government agency.

OSG has seven MR product carriers that are chartered-in and provide for the payment of profit share to the owners of the vessels calculated in accordance with the respective charter-in arrangements. Due to reserve funding requirements, no profits have yet been paid to the owners or are, based on management’s current forecast, expected to be paid to the owners in the current calendar year.

Technical Management

OSG’s fleet operations are managed in-house. In addition to regular maintenance and repair, crews onboard each vessel and shore side personnel must ensure that the Company’s fleet meets or exceeds regulatory standards established by the IMO and USCG.

The Company recruits, hires and trains the crews. The Company believes that its mandatory training and education requirements exceed the requirements of the USCG and that its ability to provide professional development for qualified U.S. Flag crew is necessary in a market where skilled labor shortages are expected to remain a challenge. The U.S. Flag fleet is supported by shore side staff that includes fleet managers, marine and technical superintendents, purchasing and marine insurance staff, crewing and training personnel and health, safety, quality and environmental (“SQE”) personnel.

4	Overseas Shipholding Group, Inc.

Safety

The Company is committed to providing safe, reliable and environmentally sound transportation to its customers. Integral to meeting standards mandated by regulators and customers is the use of a robust SMS by the Company. The SMS is a framework of processes and procedures that addresses a spectrum of operational risks associated with quality, environment, health and safety. The SMS is certified to the ISM Code promulgated by the IMO. To support a culture of compliance and transparency, OSG has an open reporting system available to all of its vessels, whereby seafarers can anonymously report possible violations of OSG’s policies and procedures. All open reports are investigated, and appropriate actions are taken when necessary.

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

As of December 31, 2023, the Company had approximately 1,078 employees comprised of 1,000 seafarers and 78 shore side staff. As of December 31, 2023, collective bargaining agreements with three different U.S. maritime unions covered 850 of the seafarers employed on the Company’s vessels. These agreements are in effect for periods ending between March 2024 and June 2027. Under the collective bargaining agreements, the Company is obligated to make contributions to pension and other welfare programs.

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

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. Our SMS is regularly updated as safety issues evolve. We have installed StarLink in all of our vessels to provide seafarers with connectivity.

Having a well-maintained fleet is critical to create an environment where our crew can work safely. Our fleets undergo regular and frequent surveys by classification societies and regulatory bodies as well as vettings by our customers on an ongoing basis. Issues identified are swiftly addressed. Our seafarers are encouraged to provide transparent reporting of issues in order to remedy conditions as soon as they are observed. We regularly conduct safety reviews to ensure compliance with applicable regulations and all policies and procedures.

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

ENVIRONMENTAL, SAFETY AND SECURITY MATTERS

OSG’s vessels operate in a highly regulated environment, subject to international conventions and international, national, state and local laws and regulations in force in the countries such vessels call upon. OSG’s vessels are registered in the United States and are subject to the jurisdictional and regulatory oversight of the USCG (under various protocols and agreements covering certain statutory survey and certification functions). OSG is also subject to compliance with several other U.S. government agency regulations, including the EPA, MARAD, and the United States Customs and Border Protection Agency. OSG vessels are classed with the ABS and are subject to the requirements of the Classification Society.

Industry-related incidents and concerns regarding the future impacts of the maritime industry on the environment heighten the level of environmental, health, safety and security awareness among various stakeholders, including insurance underwriters, regulators, and charterers, leading to increased regulatory requirements and stringent inspection regimes. OSG has set appropriate internal controls intended to monitor regulatory developments and maintains operating standards designed to meet the expectations of our stakeholders. We have in place operational safety and quality, environmental stewardship, preventive planned maintenance, continuous training of our officers and crews, compliance with applicable regulations, and regular and rigorous in-house inspections and audits. In addition, a variety of governmental and private entities subject OSG’s vessels to both scheduled and unscheduled inspections, including the USCG, local port state control authorities, flag states, coastal states, Classification Societies, major oil companies and petroleum terminal operators.

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

Regulations Preventing Pollution of Seas by Oil

The International Convention for the Prevention of Pollution from Ships (“MARPOL”) Annex I addresses requirements for the prevention of pollution by oil and oily materials generated in the engine room and from the cleaning of cargo tanks, while MARPOL Annex II addresses requirements for the prevention of pollution by noxious liquid substances.

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

6	Overseas Shipholding Group, Inc.

Under IMO regulations, OSG has adopted Shipboard Oil Pollution Emergency Plans, including periodic training and drills for response personnel and for vessels and their crews and Shipboard Marine Pollution Emergency Plans, which cover potential releases not only of oil but of any noxious liquid substances.

US Liability Standards and Limits

Under OPA 90, vessel owners, operators and bareboat or demise charterers are responsible parties who are liable, without regard to fault, for all containment and clean-up costs and other damages, including property and natural resource damages and economic loss without physical damage to property, arising from oil spills and pollution from their vessels. Additionally, individual states may impose their own liability regimes for oil pollution incidents occurring within their boundaries. CERCLA contains a similar liability regime and provides for cleanup, removal, and natural resource damages associated with discharges of hazardous substances other than oil. Certain defenses and contractual arrangements may mitigate liability.

OPA 90 requires owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the limit of their potential strict liability consistent with the limits of liability set forth in the statutes. OSG carries various forms of marine insurance for each of its vessels, including pollution liability insurance in the amount of $1.0 billion. In the event that a catastrophic spill exceeds the insurance coverage available, there could be a material adverse effect on OSG’s business.

International Liability Standards and Limits

Compensation for oil pollution damage caused by spills from oil tankers is governed by an international regime referred to as the International Convention on Civil Liability for Oil Pollution Damage. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain defenses. These conventions also limit the liability of the shipowner under certain circumstances, except where the pollution damage results from its personal act or omission, is committed with the intent to cause such damage, or recklessly and with knowledge that such damage would probably result. OSG believes that its protection and indemnity insurance will cover liability under the plan adopted by the IMO.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001 is a separate convention adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil used as fuel by vessels. The convention applies to damage caused to the territory and in its exclusive economic zones, of states that are party to it.

Regulations Preventing Pollution of Seas by Sewage or Garbage

MARPOL Annex IV regulates the discharge of sewage to sea. Sewage discharge is also subject to national and local regulations that set further restrictions, in some cases prohibiting the discharge of treated sewage and the establishment of No Discharge Zones. OSG vessels are equipped with Marine Sanitation Devices compliant with regulatory requirements for each type of vessel.

MARPOL Annex V, as well as other U.S. regulations, regulates the prevention of pollution to sea by garbage and e-waste.

Regulations Preventing Air Pollution

MARPOL Annex VI (“Annex VI”) addresses air pollution from vessels, sets limits on sulfur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts, prohibits deliberate emissions of ozone depleting substances, regulates shipboard incineration and the emission of volatile organic compounds (“VOCs”) from tankers, and sets caps on sulfur emissions.

Vessels are subject to further air emission controls within Emission Control Areas (“ECAs”), and Sulfur Emission Control Areas (“SECAs”). As these emission limits continue to evolve, compliance could impact fuel costs.

7	Overseas Shipholding Group, Inc.

Annex VI includes energy efficiency standards for certain new ships through the designation of an Energy Efficiency Design Index (“EEDI”). The EEDI standards phase in through 2025 and are anticipated to result in significant reductions in fuel consumption and air and marine pollution. OSG’s fleet, as of December 31, 2023, includes one vessel under which the EEDI standards apply.

The EPA has implemented rules comparable to those of Annex VI to increase the control of air pollutant emissions from certain large marine engines by requiring certain new marine-diesel engines installed on U.S. built ships to meet lower NOx emission standards. Compliance generally requires advanced technology such as selective catalytic reduction or exhaust gas recirculation. Adoption of these and emerging standards may require substantial modifications to some of OSG’s existing marine diesel engines and may require OSG to incur substantial capital expenditures if the engines are replaced.

The U.S. Clean Air Act requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants and requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in major metropolitan and industrial areas. OSG’s tank vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Although a risk exists that new regulations could require significant capital expenditures, OSG believes, based upon the regulations that have been proposed to date, no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs.

The Delaware Department of Natural Resources and Environment Control monitors OSG’s U.S. Flag lightering activities within the Delaware River through Title V of the Coastal Zone Act of 1972. OSG is the only marine operator with a Title V permit to engage in lightering operations. The regulations are designed to reduce the number of VOCs entering the atmosphere during a crude oil lightering operation through the use of vapor balancing. OSG’s Delaware Lightering fleet is 100% vapor balance capable.

International efforts to reduce air pollution

For decades, countries have sought to establish international cooperation to combat climate change and focus on implementing programs to reduce emissions of greenhouse gases, such as the United Nations Framework Convention on Climate Change, Kyoto Protocol , the Paris Agreement, and the Conference of Parties (COP28). The IMO has committed to developing limits on greenhouse gases resulting from shipping and has implemented mandatory technical and operational measures to achieve these limits. Regional mandates in certain ports and territorial waters within the EU seek to reduce SOx emissions by limiting sulfur content in fuel oils used by vessels as well as CO2 emissions, including methane and nitrogen oxides.

The EU Monitoring, Reporting, Verification Regulation (“MRV”) creates an EU-wide framework for the monitoring, reporting and verification of carbon dioxide emissions from maritime transport and to collect and later publish verified annual data on carbon dioxide emissions. The United Kingdom (“UK”) implemented its own MRV for UK-related voyages.

As of January 1, 2024, the EU is implementing an Emissions Trading Scheme (“ETS”) whereby vessels calling upon the EU are required to surrender allowances each year for a portion of their CO2 emissions. Companies receive emission allowances from the EU auctions with some of this revenue allocated to the maritime sector to support innovation in low-carbon technologies and to contribute to zero pollution objectives. OSG believes that this could have a material impact on voyages to and from the EU and plans to work with its charterers to offset associated impacts. The level of allowances to be surrendered will be phased in over three years based on the following schedule:

●	40% of verified emissions in 2024,
●	70% of verified emissions in 2025, and
●	100% of verified emissions in 2026.

8	Overseas Shipholding Group, Inc.

Annex VI introduced an Energy Efficiency Existing Ship Index (“EEXI”) and a Carbon Intensity Indicator (“CII”) to be used for grading a ship’s CO2 emissions performance. Each ship’s CII must be calculated annually using IMO DCS data and is assigned a letter grade (A, B, C, D, or E) after applying any applicable correction factors. A CII grade of “C” or better indicates the ship remains on target to improve CO2 emissions. Ships graded a “D” or “E” are required to improve within a remediation period. If ratings are not restored to a “C” or better during the remediation period, there is the possibility of enforcement up to and including retirement of the vessel.

Future passage or modifications of climate control legislation could require significant capital or operating expenditures. Although such expenditures and impacts cannot be predicted with certainty, they may be material to OSG’s results of operations.

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

The United States is not a signatory to the BWM Convention and is not expected to be in the future, since it currently regulates ballast water management under two federal, partially overlapping regulatory schemes. One is administered by the USCG under the National Aquatic Nuisance Prevention and Control Act of 1990, as amended by the National Invasive Species Act of 1996, and the other is administered by the EPA under the U.S. Clean Water Act . Several states also have their own supplemental requirements.

9	Overseas Shipholding Group, Inc.

The discharge of ballast water is subject to permitting requirements (“VGP”) in accordance with the EPA’s National Pollutant Discharge Elimination System. The VGP establishes ballast water discharge limits that generally align with the performance standards implemented under the USCG’s rules and the IMO Convention.

The Vessel Incidental Discharge Act (“VIDA”) restructures the way EPA and the USCG are to regulate incidental discharges in the future, and is expected to replace provisions of the VGP and existing USCG regulations with EPA-developed standards and new USCG regulations. The EPA currently expects to issue the VIDA final rule by the fall of 2024. The USCG will then have two years to develop and finalize corresponding regulations.

OSG anticipates that compliance with the various conventions, laws and regulations relating to ballast water management that may be adopted in the future will require substantial additional capital or operating expenditures and could have operational impacts on OSG’s business.

Safety of Life at Sea

The International Convention for the Safety of Life at Sea (“SOLAS”) addresses the safety of merchant ships. Amendments to the SOLAS conventions come into force yearly and flag states are responsible for ensuring that ships comply with its requirements.

Under the ISM Code, vessel operators are required to develop SMS that includes, among other things, the adoption of a safety and environmental protection policy describing how the objectives of a functional SMS will be met. OSG’s SMS contains procedures for the safe operation of its vessels, reporting accidents and non-conformities, internal audits and management reviews and responding to emergencies, as well as defined levels of responsibility. The ISM Code requires OSG to have a Document of Compliance (“DoC”) and a Safety Management Certificate for each vessel it operates.

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

Security Regulations and Practices

The U.S. Maritime Transportation Security Act of 2002 requires the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. SOLAS imposes  detailed security obligations on vessels and port authorities, contained in the International Ship and Port Facilities Security Code (the “ISPS Code”), which requires the development of vessel security plans and compliance with flag state security certification requirements. To trade internationally, a vessel must attain an International Ship Security Certificate  from a recognized security organization

OSG monitors the waters in which its vessels operate for pirate activity. Vessels that may transit high risk waters follow best management practices for reducing risk and preventing pirate attacks compliant with protocols established by the naval coalition protective forces operating in such areas.

10	Overseas Shipholding Group, Inc.

INSPECTION BY CLASSIFICATION SOCIETIES

Every oceangoing vessel must be “classed” by a Classification Society, with certification that the vessel has been built and maintained in accordance with the rules of the Classification Society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Where surveys are required by international conventions and corresponding laws of a flag state, the Classification Society will undertake them, acting on behalf of the authorities concerned.

Regular and extraordinary surveys are required to be performed for a vessel to maintain its class certification. For seagoing ships, annual surveys are conducted for the hull and the machinery. Intermediate surveys are typically conducted two and one-half years after commissioning and upon each class renewal.

Inspection of the underwater hull occurs at each intermediate survey and at each class renewal survey. For vessels less than 15 years old, Classification Societies permit in-water inspections by divers. Class renewal surveys, known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. For vessels greater than 15 years old, out of water drydocking is to take place twice in a five-year period.

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

11	Overseas Shipholding Group, Inc.

INSURANCE

OSG carries protection and indemnity (“P&I”) insurance coverage for pollution of $1.0 billion per occurrence on every vessel in its fleet, as well as for other perils faced by vessel owners and operators in varying limits. The fleet’s mutual protection and indemnity associations (“P&I Associations”) are members of the International Group of P&I clubs which insure approximately 90% of the world’s commercial tonnage. Each P&I Association has capped its exposure to each of its members through reinsurance arrangements. As a member, OSG is subject to calls payable to the P&I Associations based on its claim record as well as the claim records of all other members of the individual P&I Associations of which it is a member, and the members of the pool of P&I Associations comprising the International Group.

OSG also carries marine hull and machinery and war risks (including piracy) insurance, which includes the risk of actual or constructive total loss, for all of its owned and operated vessels. OSG is self-insured for hull and machinery claims in amounts in excess of the individual vessel deductibles up to an annual aggregate deductible of $750 thousand.

TAXATION OF THE COMPANY

Tonnage Tax

Pursuant to provisions of the U.S. Internal Revenue Code of 1986, as amended, existing U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions,

OSG elected to have the foreign operations of OSG’s U.S. Flag vessels taxed under a “tonnage tax” regime rather than the usual U.S. corporate income tax regime. As a result, OSG’s gross income for U.S. income tax purposes with respect to eligible U.S. Flag vessels does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the United States and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets. OSG’s taxable income with respect to the operations of its eligible U.S. Flag vessels is based on a “daily notional taxable income,” which is taxed at the highest U.S. corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in U.S. foreign trade.

12	Overseas Shipholding Group, Inc.

ITEM 1A. RISK FACTORS

Our business, including our operating results and financial condition, are subject to a wide variety of risks which could adversely and materially affect our business in many ways. This includes risks not currently known to us or that we currently deem to be immaterial. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Company

Inability to attract or retain qualified mariners may adversely affect the Company’s business.

Our vessels must be manned by highly qualified mariners that meet the standards of experience set by our customers. Increasing demand for maritime transportation in all markets has recently spiked, resulting in competition from other shipping sectors which potentially limits the number of mariners available to OSG. During 2023, there were occasions when our vessels sailed short of full crew, requiring permissions and waivers from the US Coast Guard and our customers. Many of the positions filled by our mariners require extensive licensing credentials and experience sailing on the particular type of vessel, as well as time sailing with OSG to be qualified by the US Coast Guard and our customers’ matrix requirements. If we are unable to attract or retain qualified mariners, or if there is an insufficient number of qualified mariners available, we may not be able to provide the services contracted for, which would have a material adverse effect on our business.

Operating costs and capital expenses will increase as the Company’s vessels comply with regulatory changes, as the vessels age, or due to unexpected drydocks.

New or stricter environmental regulations, changes in governmental regulations and compliance with Classification Society standards may require OSG to make investments, capital expenditures, and incur drydock expenses to ensure compliance. Costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Vessels must be drydocked periodically for inspection and maintenance, and in the event of accidents or other unforeseen damage. These costs are difficult to predict with certainty but can be substantial, and the Company’s insurance may not cover these costs. In addition, vessels in drydock will generally not generate income.

As a result of these factors, OSG may incur substantial costs or be required to take its vessels out of service. Market conditions may not justify such expenditures or permit OSG to operate its vessels profitably. These costs, delays, expenses and off-hire time could have a material adverse effect on OSG’s business, financial condition, results of operations and cash flows.

Changes in demand in specialized markets in which the Company currently operates or changes in governmental support may lead the Company to redeploy certain vessels to other markets or put its ability to participate in specialized markets at risk.

The two vessels participating in the TSP derive a substantial percentage of their revenues from transporting cargoes reserved for U.S. Flag vessels under MARAD’s cargo preference program, which requires shippers to give U.S.-flag vessels a preference to transport any government-impelled ocean-borne cargoes. Among the currently available government–impelled cargoes is a contract the Company has with the Government of Israel (“GOI”) to deliver fuel through December 31, 2024, which the GOI funds with grants from the U.S. government. The Company also seeks other government–impelled cargoes to supplement the GOI business; however, there is no assurance the Company will be able to secure such cargoes. If OSG is unable to retain the GOI business or is unable to obtain significant other charters for these vessels, the Company may no longer be able to participate in the TSP.

13	Overseas Shipholding Group, Inc.

The Company operates three Jones Act MR Shuttle Tankers, two of which are currently operating as shuttle tankers serving offshore oil installations in the Gulf of Mexico. Modifications made to enable these tankers to perform the specialized service of a shuttle tanker required the Company to incur substantial capital costs, which in turn allow the Company to earn a premium to market rates earned by conventional Jones Act tankers. The customers with wells and fields in the Gulf of Mexico have high cash production costs and, as such, are vulnerable to production cuts or shut down in response to persistently low oil prices. While shuttle tankers can serve as conventional tankers without further modification, a future reduction in the demand for specialized shuttle tanker services could limit the Company’s ability to earn such premiums.

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

The Company’s significant operating leases may be reduced or replaced on less favorable terms.

The Company’s current fleet includes eight vessels that have been chartered-in under operating leases. These leases expire at various points in the future and the Company may not be able to replace these or on as favorable terms. These circumstances could have a material adverse effect on the Company’s future financial position, profitability, and results of operations and cash flow.

Interruption, failure or breach of OSG’s information technology and communications systems could impair its ability to operate.

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

Information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. OSG’s network, or those of our customers or third-party vendors, could be vulnerable to unauthorized access, computer viruses, or targeted attacks intended to steal or destroy data, disrupt or degrade service, sabotage systems or cause other damage.

The Company may be required to spend significant capital and other resources to protect against these threats or to alleviate problems caused by security breaches or viruses. Security breaches and viruses could expose the Company to claims, litigation and other possible liabilities and could also cause customers to lose confidence in OSG’s systems.

OSG has not experienced any material cyber security violation or occurrence over the last three years, and we invest time, effort and financial resources to proactively secure our systems, networks and communications. However, these actions cannot provide absolute assurance that we will be successful in preventing or responding to all cyber security attacks. Any failure or breach of OSG’s or third-party systems could result in interruptions in service, reductions in revenue and profits, damage to reputation and brand, or liability for the release of confidential information, all of which may have a material impact on our operations and financial results.

Delays or disruptions in implementing new technological and management systems could impair the Company’s ability to operate.

The Company is currently in the process of transitioning to new software systems for managing ship and financial operations. From time to time the Company implements new systems or upgrades technological resources utilized in running its business. The transition to new technology requires a significant investment in capital and personnel resources and the coordination of numerous software and system providers and internal business teams. The Company may experience difficulties as it manages these changes and transitions to a new system and upgrades its technological resources, including loss or corruption of data, delays, decreases in productivity, and unanticipated expenses. The Company could be adversely affected if the new software systems or other new or upgraded technological resource are defective, not installed properly, fail to perform as marketed or are not properly integrated into existing operations. The implementation of a new system may not result in improvements that outweigh the cost of implementation. System implementation failures or operational failures, including unauthorized access by third parties to our new software system (which could have the effects described in the preceding risk factor) could have adverse effects on the Company’s business, financial position, and ability to operate in a complex industry.

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

As of December 31, 2023, OSG had $400.7 million of outstanding indebtedness. This substantial indebtedness and interest expense could have important consequences, including (i) limiting OSG’s ability to use cash flow from operations in other areas of its business, such as for working capital, because a substantial portion of these funds are dedicated to service its debt; (ii) requiring the Company to seek to incur additional indebtedness in order to make planned capital expenditures and other expenses or investments; (iii) limiting OSG’s ability to obtain additional financing; (iv) limiting the Company’s flexibility and ability to capitalize on business opportunities or to react to competitive pressures and adverse changes in government regulation, and OSG’s business and industry; (v) increasing OSG’s vulnerability to a downturn and to adverse economic and industry conditions generally; and (vi) limiting the Company’s ability to enter into hedging transactions by reducing the number of counterparties with whom OSG can enter into such transactions as well as the volume of those transactions.

The Company’s earnings, cash flow and the market value of its vessels vary significantly due to general economic, competitive and market conditions affecting the industry, the cyclical nature of the tanker industry, and legislative and regulatory actions – all factors beyond the control of the Company. The amount of debt that OSG can manage in some periods may not be appropriate for other periods, and OSG’s ability to meet the financial covenants to which it is subject or may be subject in the future may be at risk. Any insufficiency could negatively impact OSG’s business.

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

14	Overseas Shipholding Group, Inc.

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

The Company’s largest customers account for a significant portion of its revenues. The Company’s top customer comprised approximately 14.3% of the Company’s revenues during 2023. Changes in the broader market, such as closures of U.S. refining facilities, have reduced the locations to and from which oil is delivered or refined oil is sourced.

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

15	Overseas Shipholding Group, Inc.

The Company could face significant liability if one or more multiemployer plans in which it participates is reported to have underfunded liabilities or if the Company withdraws from participation in one or more multiemployer pension plans in which it participates.

The Company is a party to collective-bargaining agreements that require contributions to three jointly managed multiemployer pension plans covering seagoing personnel of U.S. Flag vessels. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Certain of these multiemployer plans are currently underfunded. Significantly underfunded pension plans are required to improve their funding ratios within prescribed intervals based on the level of their under-funding. As a result, OSG’s required contributions to these plans may increase in the future. In addition, a termination of or voluntary withdrawal from or a mass withdrawal of all contributing employers from an underfunded multiemployer pension plan would require OSG to make payments to the plan for our proportionate share of such multiemployer pension plan’s unfunded vested liabilities. See Note 15, “Pension, Other Post Retirement Benefit Plans and Benefit Liabilities,” to the Company’s consolidated financial statements set forth in Item 8 for additional information. Requirements to pay increased contributions or withdrawal liabilities could have a material adverse impact on our liquidity and results of operations.

Risks Related to Our Industry

Volatile changes in supply and demand for oil and refined products, charter rates and vessel values, and the factors that influence such changes may adversely affect our business.

The marine transportation industry is both cyclical and volatile in terms of demand, charter rates and profitability. Fluctuations in charter rates and vessel values result from changes in supply and demand both for tanker capacity and for oil and oil products. Factors affecting these changes in supply and demand are generally outside of the Company’s control and include: (i) supply and demand for, and availability of energy resources such as oil, oil products and natural gas, which affect customers’ need for vessel capacity; (ii) availability of refining capacity and inventories; (iii) changes in the production levels of crude oil; (iv) increases in the supply of Jones Act vessels without a commensurate increase in demand; (v) global and regional economic and political conditions, including armed conflicts, terrorist activities and strikes, and international sanctions, embargoes, import and export restrictions or nationalizations and wars, such as the conditions in the Middle East and the Russian war in Ukraine, that create uncertainties in the supply of and demand for oil; (vi) changes in seaborne and other transportation patterns, including rerouting of voyages to avoid areas of conflict, such as that currently occurring in the Red Sea, changes in the distances that cargoes are transported, changes in the price of crude oil and changes to the West Texas Intermediate and Brent Crude Oil pricing benchmarks; and (vii) increasing interest globally, from a regulatory and demand viewpoint, in transitioning to carbon neutral energy sources and the development and use of alternative fuels in order to reduce greenhouse gas emissions that impact the fuel we transport as cargo and use in fueling our own vessels.

Many of the factors that influence the demand for tanker capacity will also, in the longer term, effectively influence the supply of tanker capacity, since decisions to build new capacity, invest in capital repairs, invest in new technologies or equipment, or to retain in service older capacity are influenced by the general state of the marine transportation industry. Factors influencing the supply of vessel capacity include (i) the number of newbuild deliveries or the conversion of vessels into or out of transporting oil; (ii) the number of vessels removed from service, such as via recycling, scrapping or conversion to storage; and (iii) the availability and pricing of other energy sources such as natural gas for which tankers can be used or to which construction capacity may be dedicated.

The nature, timing and degree of changes in industry conditions are unpredictable and could adversely affect the values of the Company’s vessels or result in significant fluctuations in the amount of charter revenues the Company earns, which could result in significant volatility in OSG’s operations, financial results and cash flows.

OSG conducts certain of its operations internationally, subjecting the Company to changing economic, political and governmental conditions abroad, as well as terrorism, piracy and hostilities.

The Company conducts certain of its operations internationally, and its business, financial condition, results of operations and cash flows may be adversely affected by changing economic, political and government conditions in the countries and regions where its vessels are employed. OSG must comply with complex foreign and U.S. laws and regulations, such as environmental regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, anti-money laundering laws; and anti-competition regulations. OSG’s operations may also subject its employees and agents to extortion attempts. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on the Company’s business operations and on the Company’s ability to transport cargo to one or more countries, and could also materially affect the Company’s brand, ability to attract and retain employees, international operations, business and operating results. Although OSG has policies and procedures designed to achieve compliance with these laws and regulations, OSG cannot be certain that its employees, contractors, joint venture partners or agents will not violate these policies and procedures.

There are occasions when a vessel is operating in an area where terrorist or pirate attacks, or hijackings are a concern. If this occurs in regions in which  are characterized by insurers as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for insurance coverage could increase significantly, and such insurance coverage may become difficult to obtain. Crew costs could also increase in such circumstances. While OSG believes the charterer remains liable for charter payments when a vessel is seized by pirates, disputes with the charterer may result in the delay or non-payment of charter hire, or cancellation of the charter party. The Company may not be adequately insured to cover losses from these incidents, or an increase in the cost (or unavailability) of insurance for those vessels could have a material adverse impact on OSG’s business, financial condition, results of operations and cash flows. Such attacks may also impact the Company’s customers, which could impair their ability to make payments to the Company under its charters.

Terrorism or international hostilities could cause political instability, damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the Company’s ability to charter its vessels and the charter rates payable under any such charters. Such circumstances are present currently as a result of the conditions in the Middle East and the Russian war on Ukraine.

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

The impact from public health threats may adversely affect the Company’s business, results of operations, and financial condition.

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

16	Overseas Shipholding Group, Inc.

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

OSG’s vessels and cargoes are at risk of being damaged or lost due to accidents, bad weather, mechanical failure, human error, and other factors. These hazards may result in death or injury; loss of revenues or property; environmental damage; higher insurance rates; damage to customer relationships and industry reputation; and market disruptions, and delay or rerouting, all of which may also subject OSG to litigation. The operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage and the associated costs could exceed the insurance coverage available to the Company. While the Company carries insurance to protect against certain of these risks, risks may arise against which the Company is not adequately insured. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. The occurrence of the events described above, and the increases in the costs (or unavailability) of insurance covering such events could adversely affect the OSG’s business, financial condition, results of operation and cash flows.

17	Overseas Shipholding Group, Inc.

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

Due to concern over the risks of climate change, a number of countries, including the United States, and international organizations, including the IMO and the EU, have adopted, or are considering the adoption or modification of, regulatory frameworks to reduce greenhouse gas emissions. Regulations and the reporting mechanisms to measure emissions are evolving, as multiple concerned constituents attempt to standardize the measurement and reporting of varying operational factors for many types of vessels and conditions, including such measures as the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”). The CII’s letter grading system for a ship’s CO2 emissions performance is based upon calculation methodologies that are presently being debated, correction factors that are open to further modification, and a review process that will remain open until 2026, leading to considerable uncertainties in interpretation and enforcement. Absent a change in the CII rules as currently stated, ships with low grades may face the potential threat of enforcement and retirement if the ratings do not improve during the stipulated remediation period. The mechanisms to achieve a “passing” grade may require changes in the responsibilities among the supply chain participants, changes to the operating patterns of vessels or the speeds at which they may sail, or the types of fuel to be consumed, as well as capital investments in equipment and technology many of which are not yet established as viable.

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

18	Overseas Shipholding Group, Inc.

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

Failure to comply with the Jones Act’s limitations on U.S. coastwise trade, or waiver, modification or repeal of the Jones Act, or changes in international trade agreements may impact the Company’s ability to compete.

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

Interest groups regularly lobby Congress, and legislation has been introduced, to repeal certain provisions of the Jones Act or to grant extensive waivers so as to facilitate international flag competition for trades and cargoes currently reserved for U.S. Flag vessels under the Jones Act. The Jones Act requires vessels to be U.S.-owned, U.S.-crewed, and U.S.-built, and in the event that any one of these requirements is not met resulting in the unavailability of a Jones Act qualified vessel, a waiver could be issued. A waiver, modification or repeal of the Jones Act could significantly increase competition in the coastwise trade and could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

19	Overseas Shipholding Group, Inc.

The inability to clear the oil majors’ risk assessment processes may adversely impact the Company’s ability to perform its services.

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

The U.S. government could requisition the Company’s vessels during a period of war or emergency.

The U.S. government could requisition one or more of the Company’s vessels for title or hire, typically occurring during a period of war or emergency. OSG participates in the Tanker Security Program for such purposes. The U.S. government requisition of one or more of the Company’s vessels could impact the Company’s business, financial condition, results of operations and available cash if the charter rates we receive from the government while on requisition are less than the charter rates that are being replaced, or if the government refuses to pay the requisition charter rate.

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

20	Overseas Shipholding Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

OSG has both on-shore and ship-board systems that are highly dependent on information technology systems. Loss, disruption, or compromise of these systems could significantly impact operations and results. As such, OSG has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our program is based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

OSG’s cybersecurity risk management program includes:

●	Risk assessments designed to help identify material cybersecurity risks to critical systems integral to our business and our broader enterprise information technology environment.
●	The use of external service providers, where appropriate, to assess, test or assist with aspects of security controls.
●	Ongoing cybersecurity awareness and compliance training that occurs annually and is mandatory for all employees.
●	A cybersecurity plan that includes procedures for responding to a cybersecurity incident.

We have not experienced any material cybersecurity violation or occurrence over the last three years.

We will continue to invest time, effort and financial resources to secure our systems, networks and communications. However, our security measures cannot provide absolute assurance that we will be successful in preventing or responding to all cybersecurity attacks. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results. See Item 1A, “Risk Factors-Interruption, failure or breach of OSG’s information technology and communications systems could impair its ability to operate” for a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Cybersecurity Governance

Our information technology (“IT”) controls are subject to audit by internal and external auditors, as well as the ABS. The management team at least annually advises the Corporate Governance and Risk Assessment Committee of the Board on information security matters and provides user training and monitoring of system access as part of our compliance program. Our team of IT professionals, led by the Director of IT, collectively has over 50 years of experience in the cybersecurity space and have professional security certifications and advanced training in the field of cybersecurity and technology. The IT team has primary responsibility for OSG’s overall cybersecurity risk management program and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools.

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

Vessels:

At December 31, 2023, the Company owned or operated an aggregate of 21 vessels. See tables presented under Item 1, “Business—Fleet Operations.”

ITEM 3. LEGAL PROCEEDINGS

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

21	Overseas Shipholding Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The Company’s Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol OSG.

As of March 6, 2024, there were 73 stockholders of record of the Company’s Class A common stock.

On December 6, 2023, the Company’s Board declared a cash dividend of $0.06 per share on its Class A common stock. Pursuant to such dividend declaration, the Company made dividend payments totaling $4,256 on January 4, 2024.

The declaration and timing of future cash dividends, if any, will be at the discretion of the Board and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions, restrictions imposed by applicable law and such other factors as our Board may deem relevant. In addition, the Company’s ability to pay cash dividends in the future may be limited by certain of the Company’s loan agreements.

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

The Company’s Board authorized share repurchase programs in June 2022, September 2022, March 2023, June 2023 and December 2023. Cumulatively, we repurchased 18.6 million shares for $64.8 million under these programs. There was $25.0 million of remaining availability under these programs at December 31, 2023. Additionally, in September 2023, the Company repurchased 13.9 million warrants for $11.4 million. These warrants were convertible into 2.6 million shares of the Company’s Class A common stock. The warrants were cancelled after acquisition.

During the quarter ended December 31, 2023, purchases of the Company’s common stock under the share repurchase program were as follows:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A	Total Number of Shares Purchased As Part of Publicly Announced Program	Dollar Value of Shares Remaining Under the Program ($ in thousands)
November 1, 2023 through November 30, 2023	1,425,000	$4.80	1,425,000	$25,000
	1,425,000	$4.80	1,425,000	$25,000

During the year ended December 31, 2023, in connection with the vesting of restricted stock units in February 2023 and March 2023, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes:

Period	Total Number Shares of Class A Purchased	Average Price Paid per Share of Class A
February 1, 2023 through February 28, 2023	85,322	$2.89
March 1, 2023 through March 31, 2023	247,763	$3.72
	333,085	$3.51

22	Overseas Shipholding Group, Inc.

Stockholder Return Performance Presentation

Set forth below is a line graph for the period January 1, 2019 and December 31, 2023 comparing the percentage change in the cumulative total stockholder return on the Company’s common stock against cumulative return of (i) the published Standard and Poor’s 500 index and (ii) a peer group index consisting of Eagle Bulk Shipping Inc, (EGLE), Genco Shipping & Trading Limited (GNK), International Seaways, Inc. (INSW), Martin Midstream Partners L.P. (MMLP) and Matson, Inc. (MATX), referred to as the Peer Group Index. These companies are all part of the peer group selected for compensation purposes and this group is more closely aligned with the business of the Company. The Company believes that this Peer Group Index is relevant for comparative purposes.

ITEM 6. RESERVED

23	Overseas Shipholding Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion & Analysis (“MD&A”) provides information concerning the major factors and trends that have affected our business, financial condition, cash flows, and results of operations, and should be read in conjunction with our accompanying consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.” It is organized into the following subsections:

●	General - This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial conditions and potential future trends.

●	Operations and Oil Tanker Markets - This section provides an overview of industry operations and dynamics that have an impact on our financial position and results of operations.

●	Results from Vessel Operations - This section provides an analysis of our results of operations. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided, if applicable.

●	Liquidity and Sources of Capital - This section provides an analysis of our cash flows, outstanding debt and commitments.

●	Critical Accounting Policies and Critical Accounting Estimates - This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates.

The following information should provide a better understanding of how our performance during 2023 compares with our performance in 2022. A detailed discussion of how our performance during 2022 compares to our performance during 2021 is not included herein and can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

GENERAL

Our 21-vessel fleet operates as a single reportable segment. We believe that this is appropriate as our chief operating decision maker makes decisions about resource allocations and reviews and measures our results as one line of business with similar regulatory requirements, customers and commodities transported. Revenues are derived predominantly from time charter agreements, which provide a predictable level of revenues. We derived approximately 20% of our total shipping revenues and 16% of our total TCE revenues in the spot market and COAs for 2023.

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

The following principal developments have directly or indirectly impacted our business recently and are expected to continue to do so:

●	Geopolitical tensions outside of the US have severely disrupted historical trading patterns for crude oil and its refined products. Since December 2022, the EU has, in response to the war in Ukraine, banned waterborne crude oil imports from Russia, and the G7 nations have implemented price caps limiting the global price paid for Russian oil and its refined products. Other countries have stepped in to purchase these commodities at a discount to world prices. More recently, vessels transiting the Red Sea have been the target of Houthi missile and drone attacks, causing many vessels to avoid Red Sea transits and to instead make longer voyages around the Cape of Good Hope. These circumstances have collectively resulted in the redirection of crude oil and refined product trade flows and increased aggregate ton-mile demand. Although the United States was not a major importer of Russian or Persian Gulf oil, its markets have nonetheless been impacted by these global events. Historically high international freight costs have resulted from disrupted trade patterns. Supply constraints now exist in markets that were alternative supply sources competing against domestic product shipped on Jones Act tonnage. As a result, traders now seem to favor domestic product sources over overseas alternatives, giving strong support for the use of Jones Act vessels. This increase in demand has resulted in higher utilization levels and higher rates for Jones Act vessels.

24	Overseas Shipholding Group, Inc.

●	The continued impact of government policies encouraging the use of renewable fuels has driven strong demand growth for transporting renewable diesel and its feedstock components from production sources along the U.S. Gulf Coast to markets along the West Coast. California’s low carbon fuel standard regulations in particular have stimulated the use of renewable diesel, which is chemically identical to regular diesel, can be used on its own or be blended with conventional diesel, and produces less carbon dioxide and nitrogen oxide than conventional diesel. The Gulf Coast currently produces a significant proportion of renewable diesel, and California has been the largest consumer of this product. Marine transportation is the most cost-effective solution to move finished product to the West Coast. The length of the trip to California creates a significant increase in ton-mile demand and has created a large new market for Jones Act tankers.

●	The Biden Administration in 2023 approved ConocoPhillips’ “Willow Project” in Alaska. This project, together with a previously permitted project to develop the “Pikka” discovery operated by Santos, are expected to bring on nearly 250,000 barrels per day of new crude oil production in Alaska by 2027. The promise of significant increased future production bodes well for the prospective demand for OSG’s Alaska Class tankers, which provide the most cost- effective means for delivery of North Slope crude oil to refineries located in California and Washington state. Anticipating this increase in demand, in late 2023 OSG acquired the Alaskan Frontier, sister to the other three Alaska class vessels, and contracted with engine manufacturer MAN B&W to perform life cycle upgrades on each of the engines on all four vessels. The life cycle upgrades will improve performance and fuel efficiency and also prepare the engines for possible use of methanol fuel in the future. It is expected that the fuel efficiency gain will result in 15-20% fuel savings as compared to the original engine design leading to a meaningful reduction in carbon output. The significant capital investment in the four Alaska class vessels should permit OSG to operate the vessels for a longer period of time and with lower maintenance costs for their remaining lives.

●	In December 2023, OSG was awarded a $400 thousand grant from the DOE to study the development of its proposed T-RICH. The study is an important step towards realizing the potential for participating in an emerging market for managing the transport and sequestration of captured CO2. The study will evaluate the commercial feasibility of developing an intermediate storage hub at Port Tampa Bay for CO2 captured from industrial emitters across the State of Florida. As conceived, T-RICH would receive, store, and process, initially, two million metric tons of CO2 per year, which would be transported by OSG vessels across the Gulf of Mexico for permanent underground storage. T-RICH would be the first of its kind in the nation and could be scaled in the future to meet expanded volumes of captured CO2.

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

Lack of available tonnage throughout 2023 contributed to minimal spot activity for Jones Act tankers and ATBs. Charterers are increasing the duration of some new time charter contracts to secure tonnage for multi-year periods. There were few vessels available in the spot market and total spot activity decreased from 62 spot fixtures in 2022 to 41 spot fixtures in 2023. Of the 41 spot fixtures, eight were performed by tankers and the others were performed by ATBs.

Our vessels were employed for 99.7% of available days during 2023, with 22 of a total 6,324 available days (excluding 183 days vessels were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act construction orders as of December 31, 2023.

Delaware Bay lightering volumes averaged 70,000 b/d in 2023 compared with 67,000 b/d in 2022. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

RESULTS FROM VESSEL OPERATIONS

In December 2022, we redelivered three conventional tankers leased from American Shipping Company ASA (“AMSC”). This reduction in the number of vessels we operated in 2023 was the primary reason for decreases in our revenues in 2023 compared to the comparable periods in 2022. Additional items that impacted our revenues both positively and negatively are described below.

During the year ended December 31, 2023, shipping revenues decreased by $14,929, or 3.2% compared to 2022. In addition to the changes in the number of vessels we operate, there was a 24-day increase in drydock days and fewer MSC voyages, which were longer international voyages, during 2023 compared to 2022. The decrease in shipping revenues was partially offset by a 297-day decrease in layup days. We had no vessels in layup during 2023. During the first quarter of 2022, we had two vessels in layup for the full quarter and two additional vessels came out of layup in January 2022 and late February 2022. The remaining two vessels in layup returned to service in May 2022. Additionally, the decrease was partially offset by (a) an increase in average daily rates earned by our fleet, (b) an increase in Delaware Bay lightering volumes, and (c) an 11-day decrease in repair days.

Reconciliations of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Years Ended December 31,
	2023	2022
Time charter equivalent revenues	$423,527	$426,328
Add: Voyage expenses	28,344	40,472
Shipping revenues	$451,871	$466,800

25	Overseas Shipholding Group, Inc.

Consistent with the general practice in the shipping industry, we use TCE revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenue generated from a voyage charter to revenue generated from a time charter. TCE revenues, a non-GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable GAAP measure, because it assists management in decisions regarding the deployment and use of our vessels and in evaluating their financial performance.

The following table provides a breakdown of TCE rates achieved for the years ended December 31, 2023 and 2022 between spot and fixed earnings and the related revenue days. Prior period amounts have been updated to conform to current period presentation.

	2023		2022
For the years ended December 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act MR Product Carriers:
Average rate	$64,906	$66,780	$50,676	$60,908
Revenue days	40	3,545	644	3,621
Non-Jones Act MR Product Carriers:
Average rate	$36,827	$57,768	$45,562	$31,290
Revenue days	861	166	730	361
ATBs:
Average rate	$59,125	$44,083	$37,579	$37,490
Revenue days	11	990	267	690
Lightering:
Average rate	$93,031	$—	$75,965	$—
Revenue days	363	—	365	—
Alaska (a):
Average rate	$—	$60,449	$—	$59,880
Revenue days	—	1,050	—	1,061

(a) Excludes one Alaska class vessel currently in layup.

During 2023, TCE revenues decreased by $2,801, or 0.7%, to $423,527 from $426,328 in 2022. The decrease in TCE revenues was primarily driven by the decrease in shipping revenues explained above offset by the decrease in voyage expense explained below.

Voyage expenses decreased by $12,128, or 30.0%, to $28,344 in 2023 from $40,472 in 2022 primarily due to decreases in fuel and port expenses, as our vessels performed fewer voyage charters during 2023 compared to 2022.

Vessel expenses decreased by $10,420, or 5.9%, to $166,246 in 2023 from $176,666 in 2022 primarily due to (1) a decrease in crewing costs related to fewer vessels in our fleet, and (2) an increase in the stipend we received for our vessels participation in the MSP and TSP during 2023, as discussed further below. The stipend is intended to reimburse owners for the additional costs of operating U.S. Flag vessels; therefore, we present this stipend as an offset to vessel expenses.

Charter hire expenses decreased by $23,878, or 26.9%, to $64,971 in 2023 from $88,849 in 2022. The decrease primarily resulted from less charter hire expense paid during 2022 compared to 2021 due to the redelivery of three conventional tankers leased from AMSC in December 2022.

Depreciation expense decreased by $3,473, or 4.9%, to $67,164 in 2023 from $70,637 in 2022. The decrease primarily resulted from a decrease in amortization of drydock costs.

Two of our U.S. Flag Product Carriers participated in the MSP during the first quarter of 2023 and the year ended December 31, 2022. During the first quarter of 2023, the stipend received was $1,325 for each vessel. Such stipend was $5,300 on one vessel and $3,952 on the other vessel during the year ended December 31, 2022.

26	Overseas Shipholding Group, Inc.

In April 2023, three of our vessels were accepted into the TSP. We transferred the two non-Jones Act U.S. Flag Product Carriers that had been participating in the MSP into the TSP and added the Overseas Sun Coast, which was converted to U.S. Flag status in January 2023, to participate in the program.

In June 2023, MSC awarded one of the vessels that had been in the TSP, the Overseas Mykonos, a time charter contract to provide ongoing fuel transportation services to MSC in support of our nation’s defense. The time charter awarded is for a one-year base period with MSC holding additional option periods to extend the contract out to a maximum period of five- and one-half years. The Overseas Mykonos was delivered to MSC in August 2023.

During the year ended December 31, 2023, we received $10,612 under the TSP. Under the terms of the TSP, we expect to receive up to $6,000 for each vessel in 2024. We do not receive a stipend for any days exceeding 180 days for which the vessels operate under a time charter to a U.S. government agency.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1,238, or 4.6%, to $28,223 from $26,985 in 2022. The increase was primarily driven by higher compensation and benefits costs related to an increase in headcount and higher compensation levels.

OTHER INCOME, NET

Other income, net increased $3,339, or 100.4%, to $6,666 in 2023 from $3,327 in 2022. The increase in other income, net was primarily due to investment income earned on our investment accounts at higher interest rates year over year. Other income, net increased due to a recognition of a gain on prepayment of DPOs. In October 2023, we entered into new bareboat charter agreements for seven vessels leased from subsidiaries of American Shipping Corporation. As part of the new agreements, we prepaid, at a discount, all of the remaining outstanding DPO, which had been tied to two of the vessels. The increase in other income, net was partially offset by a decrease due to the annual actuarial adjustments related to our pension and other postretirement benefit plans.

INTEREST EXPENSE

Interest expense decreased $1,844, or 5.6%, to $31,216 in 2023 from $33,060 in 2022. The decrease in interest expense was primarily due to a lower average balance of debt outstanding during 2023 compared to 2022.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2023 and 2022 were 13.7% and 20.6%, respectively. The decrease is the result of a change in our days in state ports, state law changes and a decrease in a net operating loss valuation allowance.

As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $132,644 that are available to reduce future taxes, if any. The existing federal net operating loss carryforwards begin to expire in 2034.

27	Overseas Shipholding Group, Inc.

VESSEL OPERATING CONTRIBUTION

Vessel operating contribution, a non-GAAP measure, is TCE revenues minus vessel expenses and charter hire expenses.

	Years Ended December 31,
($ in thousands)	2023	2022
Specialized businesses	$116,463	$121,112
Jones Act MR tankers	46,536	17,957
Jones Act ATBs	29,311	21,744
Vessel operating contribution	192,310	160,813
Depreciation and amortization	67,164	70,637
General and administrative	28,223	26,985
Operating income from vessel operations	$96,923	$63,191

EBITDA AND ADJUSTED EBITDA

EBITDA represents net income before interest expense, income taxes and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted to exclude amortization classified in charter hire expenses, interest expense classified in charter hire expenses, loss/(gain) on disposal of vessels and other property, including impairments, net, non-cash stock based compensation expense and the impact of other items that we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be a substitute for, net income or cash flows from operations as determined in accordance with GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are: (i) EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; (ii) EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and (iii) EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt. While EBITDA and Adjusted EBITDA are frequently used as a measure of operating results and performance, neither of them is necessarily comparable to other similarly titled measures used by other companies due to differences in methods of calculation. The following table reconciles net income as reflected in the consolidated statements of operations, to EBITDA and Adjusted EBITDA.

	Years Ended December 31,
($ in thousands)	2023	2022
Net income	$62,454	$26,564
Income tax expense	9,919	6,894
Interest expense, net	31,216	33,060
Depreciation and amortization	67,164	70,637
EBITDA	170,753	137,155
Amortization classified in charter hire and vessel expenses	1,094	862
Interest expense classified in charter hire expenses	426	1,219
Non-cash stock based compensation expense	3,471	3,574
Adjusted EBITDA	$175,744	$142,810

LIQUIDITY AND SOURCES OF CAPITAL

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

28	Overseas Shipholding Group, Inc.

Liquidity

Working capital from continuing operations at December 31, 2023 was approximately ($55,000) compared with approximately $(38,000) at December 31, 2022. Excluding the current portion of operating and finance lease liabilities, working capital was approximately $10,000 at December 31, 2023 compared to $30,000 at December 31, 2022. The decrease in working capital was primarily due to (a) an increase in current installments of long-term debt as our term loan, due 2024, matures on September 30, 2024, (b) a decrease in receivables related to the timing of collections from our customers, and (c) an increase in accounts payable, accrued expenses and other current liabilities as a result of timing of accounts payable payments made in 2023 compared to 2022. The decrease in working capital was partially offset by an increase in an investment security to be held to maturity as our U.S. Treasury Note matures in August 2024.

As of December 31, 2023, we had total liquidity on a consolidated basis comprised principally of $76,257 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents, as well as our restricted cash balances, generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash, cash equivalents and restricted cash in what we believe to be creditworthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of December 31, 2023, we had total debt outstanding (net of deferred financing costs) of $400,711 and a total debt to total capitalization of 53.1%, compared to $423,363 and 55.5%, respectively, at December 31, 2022.

Sources, Uses and Management of Capital

We generate significant cash flows from our complementary mix of time charters, voyage charters and COAs. Net cash provided by operating activities in 2023 was $102,958. In addition to operating cash flows, our other current potential sources of funds are additional borrowings, proceeds from the opportunistic sales of our vessels and proceeds from additional issuances of equity securities. In the past, we have also obtained funds from the issuance of long-term debt securities.

We use capital to fund working capital requirements, maintain the quality of our vessels, comply with U.S. and international shipping standards and environmental laws and regulations, repay or repurchase our outstanding loan facilities and from time-to-time, repurchase shares of our common stock. We may also use cash generated by operations to finance capital expenditures to modernize and grow our fleet.

The following is a summary of the significant capital allocation initiatives we executed during 2023 and our current commitments for future uses of capital:

On December 6, 2023 our Board declared a cash dividend of $0.06 per share of our Class A common stock resulting in dividend payments totaling $4,256 on January 4, 2024.

In November 2023, we purchased the Alaskan Frontier for $20,000 from BP Oil Shipping Company, USA. We intend to reactivate the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. We plan to make investments in the vessel for it to begin commercial trade by the fourth quarter of 2024.

In October 2023, we entered into new bareboat charter agreements for the seven vessels leased from subsidiaries of American Shipping Corporation, all of which are now owned by a Jones Act qualified subsidiary of a private fund managed by Maritime Partners, LLC (the “MP Fund”). The economic terms of the bareboat charters remain the same as the previous bareboat charters. Prior to this acquisition by the MP Fund, these seven vessels were owned indirectly by AMSC. The previous charters with AMSC for two of the seven chartered-in vessels contained a DPO. As part of the new agreements, we prepaid, at a discount, $5,602 to the MP Fund, representing all of our remaining outstanding DPO. The gain recognized on the transaction of $912 is included in other income, net on the consolidated statements of operations.

In September 2023, we purchased, using available cash, 13,851,382 warrants for our common stock from entities managed by Cyrus for total consideration of $11,384. The warrants purchased, which were exercisable for 2,631,763 shares of our Class A common stock and represented all of the warrants held by Cyrus, were cancelled subsequent to the purchase.

During the year ended December 31, 2023, we repurchased 8,599,059 shares of our company stock for $35,339 at an average price of $4.11. At December 31, 2023, we have a remaining authorization under our share repurchase program of $25,000.

29	Overseas Shipholding Group, Inc.

As of December 31, 2023, we had contractual commitments for the purchase and installation of equipment related to engine life cycle upgrades on our four Alaska class vessels. Our debt service commitments and aggregate purchase commitments for vessel betterments as of December 31, 2023 are presented in the Aggregate Contractual Obligations Table below.

Outlook

The Company’s revenues are sensitive to often highly cyclical patterns of supply and demand. In the core Jones Act trades within which the majority of our vessels operates, demand factors for transportation have historically been affected almost exclusively by supply and distribution of refined petroleum products in the United States. Demand in the specialized market for transporting Alaskan North Slope crude oil to West Coast refineries is impacted by both upstream investment into new oil production and by the purchasing patterns of the refineries. Recent developments on both these fronts have positively affected both the short- and medium-term vessel demand outlook for vessels in OSG’s fleet. First, the significant expansion of domestic crude oil production available along the U.S. Gulf Coast has led to an increase in the demand for shipment of domestic crude oil to refineries in the Delaware Bay. Second, and significantly, the emergence of moving renewable diesel and its feedstock components from production sources along the Gulf Coast to markets along the West Coast, and the substantial financial incentives for substituting conventional diesel with renewable diesel, has generated meaningful incremental ton-mile demand for Jones Act MR tankers, adding a new dimension to understanding traditional Jones Act trades. Lastly, the recent approval of projects in Alaska that are expected to add as much as 250,000 barrels a day of new crude oil production by the end of 2027 suggests that demand for ATC’s crude oil tankers should remain strong into the next decade. A further factor positively affecting the markets within which our assets trade has been the very strong market for internationally trading MR product tankers that has emerged in the past 24 months, primarily as a result of supply chain disruption occasioned by the war in Ukraine and escalated tensions in the Middle East, and in particular in the Red Sea. High freight costs in international trades cause traders to favor domestic product sources over overseas alternatives, giving strong support for use of Jones Act vessels.

We consider the “normalized” market in which our vessels trade to be one that should be characterized by stable, longer-term chartering relationships with our customer base. Recent demand considerations and the lack of any contracted new tonnage under construction have generally tightened market conditions. This has allowed us to re-establish such normalized relationships with our key customers, giving us a substantial book of time charter contracts, many of which extend at profitable rates for several years into the future.

Earnings volatility that accompanies spot market exposure has important implications for liquidity management. As was experienced during the COVID-19 pandemic, the short-term need for marine assets to move fuels in the constrained demand environment can and did change dramatically. While the effects of COVID-19 on our business have largely receded, the lessons of the potential impact of unforeseen trade disruptions remains. The retention of relatively high cash balances and efforts to reduce overall levels of debt and operating and administrative costs should be understood as a necessary response to heightened volatility and uncertainty.

As noted, we have witnessed a strong trend towards rebalance of supply and demand within our core markets, driven by emerging new demand, the lack of any new vessel supply currently under construction, and tightening age restrictions imposed by our core customer base, progressively limiting the acceptability of aging vessels for use in service. The return to normalized levels of demand in domestic refined product trades, coupled with increased renewable fuels transport activity, so long as that trend continues, should continue to underpin market conditions which we consider to be supportive of our long-term business objectives.

The Company’s time charter business booked during 2023 has and is expected to continue to generate relatively high levels of free cash flow for the foreseeable future which should provide the Company with sufficient liquidity to meet its needs.

30	Overseas Shipholding Group, Inc.

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of December 31, 2023 follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt
Unsecured senior notes (1)	$405	$—	$—	$—	$—	$—	$405
Term loan, due 2024 (1)	19,829	—	—	—	—	—	19,829
Alaska tankers term loan, due 2025 (1)	6,356	14,810	—	—	—	—	21,166
OSG 204 LLC term loan, due 2025 (1)	2,923	23,012	—	—	—	—	25,935
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027 (1)	5,099	5,099	5,099	36,921	—	—	52,218
Term loan, due 2028 (1)	36,726	36,726	36,726	36,726	249,054	—	395,958
Operating lease obligations (2)
Bareboat charter-ins	67,853	62,943	55,330	4,161	4,172	1,277	195,736
Office space	682	630	648	666	488	677	3,791
Vessel betterment commitments (3)	18,815	11,605	6,926	—	—	—	37,346
Total	$158,688	$154,825	$104,729	$78,474	$253,714	$1,954	$752,384

(1)	Amounts shown include contractual interest obligations. See Note 7, “Debt,” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data,” for interest rates on the Company’s fixed rate debt.
(2)	As of December 31, 2023, we had charter-in commitments for eight vessels on leases that are accounted for as operating leases. The full amounts due under bareboat charter-ins and office leases are discounted and reflected on our consolidated balance sheet as lease liabilities with corresponding right of use asset balances.
(3)	Represents our commitments for the purchase and installation of equipment related to engine life cycle upgrades on our four Alaska class vessels. The contracts are denominated in euros and we are party to forward contracts and options to fix the dollar cost of the project. Amounts represent the euro to USD exchange rate at the time of settlement of the forward contracts or options when the scheduled payments are due under the contracts.

In addition to the above long-term contractual obligations we have certain obligations for our domestic retirees and their eligible dependents as of December 31, 2023 related to a post-retirement benefit plan as follows:

	2024	2025	2026	2027	2028
Postretirement health care plan obligations (1)	$225	$222	$212	$223	$230
Total	$225	$222	$212	$223	$230

(1)	Amounts are estimated based on the 2023 cost taking the assumed health care cost trend rate for 2024 to 2028 into consideration. See Note 15, “Pension, Other Postretirement Benefit Plans and Benefit Liabilities,” to our consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data.” Because of the subjective nature of the assumptions made, actual premiums paid in future years may differ significantly from the estimated amounts.

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and does not currently have, any off-balance sheet arrangements.

Carrying Value of Vessels

Twelve of our owned vessels are pledged as collateral under our term loan agreements. The carrying value of each of our vessels does not necessarily represent its fair market value or the amount that could be obtained if the vessel were sold.

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

31	Overseas Shipholding Group, Inc.

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

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

(Dollars in millions)	2024	2025	2026	2027	2028	Total	Fair Value at Dec. 31, 2023
Fixed rate debt	$43.2	$54.9	$19.3	$52.6	$234.3	$404.3	$389.5
Average interest rate	6.19%	5.98%	7.55%	6.84%	7.75%	—	—

Currency and exchange rate risk

All of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurs certain operating expenses, such as some vessel and general and administrative expenses, in currencies other than the U.S. Dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

During the fourth quarter of 2023, the Company entered into contracts for the purchase and installation of equipment related to engine life cycle upgrades on the Company’s four Alaska class vessels. The contracts are denominated in euros and the Company is party to forward contracts and options to fix the dollar cost of the project of approximately $37,346. The maturity dates and amounts of the forward contracts and options correspond to the scheduled payments due under the contracts.

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

32	Overseas Shipholding Group, Inc.

The Company enters into COAs to provide transportation services between specified points for a stated quantity of cargo over a specific time period, but without designating voyage schedules. The Company’s COAs include minimum purchase requirements from customers that are expressed in either fixed monthly barrels, annual minimum barrel volume requirements or annual minimum number of voyages to complete. The Company is required to transport, and the charterer is required to provide the Company with, a minimum volume requirement.

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

33	Overseas Shipholding Group, Inc.

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

Pension Benefits

In connection with the acquisition of Maritrans in November 2006, the Company assumed the obligations under the noncontributory defined benefit pension plan that covered eligible employees of Maritrans (the “Maritrans Plan”). The Company froze the benefits payable under the Maritrans Plan as of December 31, 2006. The Company has recorded pension benefit costs developed with the support of its actuarial consultants that are based on estimates, key assumptions, and valuations, including those related to the discount rates, the rates expected to be earned on investments of plan assets, and the life expectancy/mortality of plan participants. OSG is required to consider market conditions in selecting a discount rate that is representative of the rates of return currently available on high-quality fixed income investments. A higher discount rate would result in a lower benefit obligation and a lower rate would result in a higher benefit obligation. The expected rate of return on plan assets is management’s best estimate of expected returns on plan assets. A decrease in the expected rate of return will increase net periodic benefit costs and an increase in the expected rate of return will decrease benefit costs. The mortality assumption is management’s best estimate of the expected duration of future benefit payments at the measurement date. The estimate is based on the specific demographics and other relevant facts and circumstances of the participants in the Maritrans Plan and considers all relevant information available at the measurement date. Longer life expectancies would result in higher benefit obligations and a decrease in life expectancies would result in lower benefit obligations.

In determining the benefit obligations at the end of the year measurement date, the Company continues to use the equivalent single weighted-average discount rate, rounded to the nearest 5 basis points, that best matches projected benefit payments. See Note 15, “Pension, Other Postretirement Benefit Plans and Benefit Liabilities,” for further discussion on the Company’s pension plans.

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

In developing estimates of future cash flows, the Company must make assumptions about future performance, with significant assumptions being related to charter rates, ship operating expenses, utilization, drydocking requirements, residual value and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charters and estimated daily time charter equivalent rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter equivalent rates used for unfixed days beyond the expiry of any current time charters are based on internally forecasted rates that take into consideration average annual rates published by a third-party maritime research service and are consistent with forecasts provided to the Company’s senior management and Board. The internally forecasted rates are based on management’s evaluation of current economic data and trends in the shipping and oil and gas industries. Recognizing that the transportation of crude oil and petroleum products is cyclical and subject to significant volatility based on factors beyond the Company’s control, management believes the use of estimates based on the internally forecasted rates to be reasonable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” and “-Interest Rate Sensitivity,” which are incorporated herein by reference.

34	Overseas Shipholding Group, Inc.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

35	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$76,257	$78,732
Investment security to be held to maturity	14,900	—
Voyage receivables, including unbilled of $4,976 and $11,364, net of reserve for credit losses	17,362	19,698
Income tax recoverable	407	1,914
Other receivables	3,140	5,334
Prepaid expenses	662	385
Inventories and other current assets	1,860	2,283
Total Current Assets	114,588	108,346
Vessels and other property, less accumulated depreciation and amortization	699,032	726,179
Deferred drydock expenditures, net	44,827	38,976
Total Vessels, Deferred Drydock and Other Property	743,859	765,155
Intangible assets, less accumulated amortization	13,417	18,017
Operating lease right-of-use assets	172,703	206,797
Investment security to be held to maturity	—	14,803
Other assets	34,317	25,945
Total Assets	$1,078,884	$1,139,063

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$60,911	$54,906
Current installments of long-term debt	43,305	23,733
Current portion of operating lease liabilities	65,272	63,288
Current portion of finance lease liabilities	—	4,000
Total Current Liabilities	169,488	145,927
Reserve for uncertain tax positions	285	175
Long-term debt, net	357,406	399,630
Deferred income taxes, net	79,373	70,233
Noncurrent operating lease liabilities	107,911	149,960
Noncurrent finance lease liabilities	—	16,456
Other liabilities	10,368	16,997
Total Liabilities	724,831	799,378

Commitments and contingencies (Note 17)

Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 89,545,535 and 88,297,439 shares issued; 70,946,476 and 78,297,439 shares outstanding)	895	883
Paid-in additional capital	588,361	597,455
Accumulated deficit	(174,825)	(233,023)
Treasury stock, 18,599,059 and 10,000,000 shares, at cost	(64,380)	(29,040)
	350,051	336,275
Accumulated other comprehensive income	4,002	3,410
Total Equity	354,053	339,685
Total Liabilities and Equity	$1,078,884	$1,139,063

See notes to consolidated financial statements

36	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Years Ended December 31,
	2023	2022	2021
Shipping Revenues:
Time charter revenues	$359,543	$327,329	$254,744
Voyage charter revenues	92,328	139,471	104,318
	451,871	466,800	359,062
Operating Expenses:
Voyage expenses	28,344	40,472	66,467
Vessel expenses	166,246	176,666	140,413
Charter hire expenses	64,971	88,849	90,166
Depreciation and amortization	67,164	70,637	61,823
General and administrative	28,223	26,985	24,097
Bad debt recovery	—	—	(1,080)
Loss on disposal of vessels and other property, including impairments, net	—	—	6,276
Total operating expenses	354,948	403,609	388,162
Operating income/(loss) from vessel operations	96,923	63,191	(29,100)
Loss on extinguishment of debt, net	—	—	(8,031)
Other income, net	6,666	3,327	1,985
Income/(loss) before interest expense and income taxes	103,589	66,518	(35,146)
Interest expense, net	(31,216)	(33,060)	(29,203)
Income/(loss) before income taxes	72,373	33,458	(64,349)
Income tax (expense)/benefit	(9,919)	(6,894)	18,097
Net income/(loss)	$62,454	$26,564	$(46,252)

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	78,485,954	89,556,195	90,587,454
Diluted - Class A	81,231,761	91,400,041	90,587,454
Per Share Amounts:
Basic net income/(loss) - Class A	$0.80	$0.30	$(0.51)
Diluted net income/(loss) - Class A	$0.77	$0.29	$(0.51)

See notes to consolidated financial statements

37	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2023	2022	2021
Net income/(loss)	$62,454	$26,564	$(46,252)
Other comprehensive (loss)/income, net of taxes:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(558)	(553)	(554)
Net change in unrecognized actuarial gain	1,150	1,020	3,779
Other comprehensive income	592	467	3,225
Comprehensive income/(loss)	$63,046	$27,031	$(43,027)

See notes to consolidated financial statements

38	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$62,454	$26,564	$(46,252)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	67,164	70,637	61,823
Bad debt recovery	—	—	(1,080)
Amortization of debt discount and other deferred financing costs	1,142	1,129	2,099
Compensation relating to restricted stock, stock unit and stock option grants	3,471	3,574	2,232
Deferred income tax expense/(benefit)	8,974	6,347	(18,236)
Interest on finance lease liabilities	917	1,618	1,799
Non-cash operating lease expense	65,751	89,127	90,863
Items included in net income/(loss) related to investing and financing activities:
Gain on prepayment of deferred payment obligations	(912)	—	—
Loss on extinguishment and prepayments of debt, net	—	—	5,295
Loss on disposal of vessels and other property, including impairments, net	—	—	6,276
Payments for drydocking	(23,138)	(17,231)	(19,037)
Changes in operating assets and liabilities:
Operating lease liabilities	(73,074)	(99,808)	(92,634)
Decrease/(increase) in receivables	2,336	(5,112)	(384)
Increase/(decrease) in income tax receivable	1,507	(32)	(1,495)
(Decrease)/increase in deferred revenue	(6,026)	3,435	9,666
Net change in other operating assets and liabilities	(7,608)	(7,425)	(12,767)
Net cash provided by/(used in) operating activities	102,958	72,823	(11,832)
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(30,789)	(6,354)	(7,793)
Purchase of investment security to be held to maturity	—	(14,794)	—
Proceeds from disposal of vessels and other property	—	—	32,128
Net cash (used in)/provided by investing activities	(30,789)	(21,148)	24,335
Cash Flows from Financing Activities:
Payments on debt	(23,730)	(22,222)	(33,316)
Tax withholding on share-based awards	(1,168)	(496)	(402)
Payments on principal portion of finance lease liabilities	(2,964)	(4,161)	(4,161)
Deferred financing costs paid for debt amendments	(58)	(277)	(2,465)
Purchases of treasury stock	(35,340)	(29,040)	—
Purchases of treasury stock and Class A warrants	(11,384)	—	—
Extinguishment of debt and prepayments	—	—	(277,520)
Issuance of debt, net of issuance and deferred financing costs	—	—	321,531
Extinguishment of debt costs paid	—	—	(2,736)
Net cash (used in)/provided by financing activities	(74,644)	(56,196)	931
Net (decrease)/increase in cash and cash equivalents	(2,475)	(4,521)	13,434
Cash and cash equivalents at beginning of year	78,732	83,253	69,819
Cash and cash equivalents at end of year	$76,257	$78,732	$83,253

See notes to consolidated financial statements

39	Overseas Shipholding Group, Inc.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)

DOLLARS IN THOUSANDS

	Common Stock	Paid-in Additional Capital	Retained Earnings / (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at December 31, 2020	$864	$592,564	$(213,335)	$—	$(282)	$379,811
Net loss	—	—	(46,252)	—	—	(46,252)
Other comprehensive income, net of taxes	—	—	—	—	3,225	3,225
Issuance and vesting of restricted stock awards	8	(8)	—	—	—	—
Taxes withheld and forfeitures of restricted stock awards	—	(402)	—	—	—	(402)
Compensation related to Class A restricted stock awards	—	2,232	—	—	—	2,232
Balance at December 31, 2021	872	594,386	(259,587)	—	2,943	338,614
Net income	—	—	26,564	—	—	26,564
Other comprehensive income, net of taxes			—	—	467	467
Issuance and vesting of restricted stock awards	13	(13)	—	—	—	—
Taxes withheld and forfeitures of restricted stock awards	(2)	(492)	—	—	—	(494)
Compensation related to Class A restricted stock awards	—	3,574	—	—	—	3,574
Purchases of treasury stock	—	—	—	(29,040)	—	(29,040)
Balance at December 31, 2022	883	597,455	(233,023)	(29,040)	3,410	339,685
Net income	—	—	62,454	—	—	62,454
Other comprehensive income, net of taxes	—	—	—	—	592	592
Issuance and vesting of restricted stock awards	14	(14)	—	—	—	—
Taxes withheld and forfeitures of restricted stock awards	(4)	(1,165)	—	—	—	(1,169)
Compensation related to Class A restricted stock awards	—	3,471	—	—	—	3,471
Conversion of Class A warrants to Class A common stock	2	(2)	—	—	—	—
Dividends declared	—	—	(4,256)	—	—	(4,256)
Purchases of treasury stock	—	—	—	(35,340)	—	(35,340)
Purchase of Class A Warrants	—	(11,384)	—	—	—	(11,384)
Balance at December 31, 2023	$895	$588,361	$(174,825)	$(64,380)	$4,002	$354,053

See notes to consolidated financial statements

40	Overseas Shipholding Group, Inc.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Cash and cash equivalents - Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

2.	Vessels, vessel lives, deferred drydocking expenditures and other property - Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the estimated useful lives of the vessels, which are generally 25 years (except for new articulated tug barge (“ATBs”) for which estimated useful lives of 30 years are used).

Other property, including leasehold improvements, are recorded at cost and amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the assets, which range from three years to 15 years.

Interest costs are capitalized to vessels and other property during the period when vessels are under construction and projects are in progress. During the years ended December 31, 2023, 2022 and 2021, interest costs capitalized were $951, $1,378 and $1,427, respectively.

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

3.	Impairment of long-lived assets, including right-of-use assets - The carrying amounts of long-lived assets held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, the requirement for impairment could be triggered if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The impairment charge, if any, would be measured as the amount by which the carrying amount of a vessel exceeded its fair value. A long-lived asset impairment charge results in a new cost basis being established for the relevant long-lived asset. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment tests performed on our vessels during the three years ended December 31, 2023.

41	Overseas Shipholding Group, Inc.

4.	Intangible assets - Intangible assets with estimable useful lives are amortized over their estimated useful lives and are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may be impaired. See Note 9, “Fair Value Measurements and Fair Value Disclosures,” for further discussion on the impairment test performed on the Company’s intangible assets at December 31, 2023.

5.	Internal use software - The Company contracted with a third party to implement a cloud-based enterprise resource planning software system. The Company concluded the arrangement is considered a cloud computing arrangement and should be accounted for as a service contract under ASC 350, Intangibles-Goodwill and Other. Two of the modules were completed and the Company put into service $3,500 of internal use software during 2022. The capitalized costs less accumulated depreciation of $992 is included in other assets on the consolidated balance sheets at December 31, 2023 and are being amortized on the straight-line basis over their estimated useful lives of five years.

6.	Deferred finance charges - Finance charges incurred in the arrangement and amendment of debt are deferred and amortized to interest expense on an effective interest method over the life of the related debt.

Unamortized deferred financing charges of $3,618 and $4,697 relating to the Company’s term loans are netted against current and long-term debt in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. Interest expense relating to the amortization of deferred financing charges amounted to $1,142 in 2023, $1,129 in 2022 and $2,099 in 2021.

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

The Company receives a stipend for the Company’s U.S. Flag Product Carriers which participate in the TSP and previously participated in the MSP during the first quarter of 2023 and the years ended December 31, 2022 and 2021. This stipend has been recorded as an offset to vessel expenses which amounted to $13,262 in 2023, $9,252 in 2022 and $10,500 in 2021.

8.	Voyage receivables - All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its voyage receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are deemed uncollectible and removed from accounts receivable and the reserve for credit losses when collection efforts have been exhausted.

9.	Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk are voyage receivables due from charterers. With respect to voyage receivables, the Company limits its credit risk by performing ongoing credit evaluations. Voyage receivables reflected on the consolidated balance sheets as of December 31, 2023 and 2022 are net of a reserve for credit losses of $152 and $197, respectively.

During the year ended December 31, 2023, the Company had one individual customer who accounted for 10% or more of the Company’s revenues. The customer and its related percentage was Hilcorp North Slope LLC (14.3%). During the years ended December 31, 2022 and 2021, the Company had two individual customers who accounted for 10% or more of the Company’s revenues. The customers and their related percentages were Hilcorp North Slope LLC (14.2%) and Valero Marketing and Supply Company (10.2%) for the year ended December 31, 2022 and Hilcorp North Slope LLC (28.2%) and BP Products North America Inc. (10.6%) for the year ended December 31, 2021.

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

42	Overseas Shipholding Group, Inc.

10.	Income taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

During the year ended December 31, 2023, no ineffectiveness gains or losses were recorded in earnings relative to the forward contracts and options entered into by the Company that qualified for hedge accounting. See Note 9, “Fair Value of Financial Instruments and Fair Value Disclosures,” for additional disclosures on the Company’s forward contracts and options and other financial instruments.

15.	Recently adopted accounting standards - In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which allows a two-bucket approach for determining the effective dates of these accounting standards. Under this approach, the buckets would be defined as follows:

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

16.	Recently issued accounting standards - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company will adopt this standard on January 1, 2025. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company will adopt this standard on January 1, 2024. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

43	Overseas Shipholding Group, Inc.

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

Class A

As of December 31, 2023, there were 3,179,004 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of December 31, 2022, there were 3,672,646 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of December 31, 2021, there were 3,371,177 shares of Class A common stock issuable under outstanding restricted stock units and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Years Ended December 31,
	2023	2022	2021
Net income/(loss)	$62,454	$26,564	$(46,252)

Weighted average common shares outstanding:
Class A common stock - basic	78,485,954	89,556,195	90,587,454
Class A common stock - diluted	81,231,761	91,400,041	90,587,454

For the years ended December 31, 2023 and 2022, there were dilutive equity awards outstanding covering 2,745,807 and 1,843,846 shares, respectively. Awards of 241,882 and 609,956 shares (related to restricted stock units and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, awards under which 2,017,810 shares may be issued related to restricted stock units and stock options were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive due to a net loss during the period.

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

44	Overseas Shipholding Group, Inc.

Tanker Security Program and Maritime Security Program

Under the TSP and MSP arrangements, which are considered service arrangements under ASC 606, the Company received a stipend for each participating vessel. The stipend is intended to reimburse owners for the additional costs of operating U.S. Flag vessels; therefore, the Company presented this stipend as an offset to vessel expenses.

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

At December 31, 2023 and 2022, the Company did not have deferred revenue related to the Company’s COAs.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Time and bareboat charter revenues	$359,543	$327,329	$254,744
Voyage charter revenues (1)	35,508	86,659	57,946
Contracts of affreightment revenues	56,820	52,812	46,372
Total shipping revenues	$451,871	$466,800	$359,062

(1)	Voyage charter revenues include revenue related to short-term time charter contracts of $4,261, $33,612 and $14,843 for the years ended December 31, 2023, 2022 and 2021, respectively.

45	Overseas Shipholding Group, Inc.

Voyage Receivables

As of December 31, 2023 and December 31, 2022, contract balances from contracts with customers consisted of voyage receivables of $7,768 and $9,258, respectively, net of reserves for credit losses for voyage charters and lightering contracts, which were not material. For voyage charters, voyage freight is due to the Company upon completion of discharge at the last discharge port. For lightering contracts, the Company invoices the customers based on the actual barrels of cargo lightered. The Company routinely reviews its voyage receivables and makes provisions for probable credit losses; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Voyage receivables are removed from accounts receivable and the reserve for credit losses when they are deemed uncollectible. The Company deems voyage receivables uncollectible when the Company has exhausted collection efforts.

Costs to Fulfill a Contract

Under ASC 606, for voyage charters and COAs, the Company capitalizes the direct costs, which are voyage expenses, of relocating the vessel to the load port to be amortized during transport of the cargo. At December 31, 2023, the costs related to voyages that were not yet completed were not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, the Company expects to recognize revenue of approximately $47,578 in 2024 and $14,608 in 2025 under COAs. This estimated amount relates to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

46	Overseas Shipholding Group, Inc.

NOTE 5 — VESSELS, OTHER PROPERTY AND DEFERRED DRYDOCK

Vessels and other property consist of the following:

	Years Ended December 31,
	2023	2022
Vessels, at cost	$1,092,950	$1,082,822
Accumulated depreciation	(427,508)	(385,242)
Vessels, net	665,442	697,580

Construction in progress	33,482	10,406

Finance lease right-of-use asset, at cost (Note 14)	26,940	26,940
Accumulated amortization (Note 14)	(10,706)	(8,856)
Transfer to operating lease right-of-use asset (Note 14)	(16,234)	—
Finance lease right-of use asset, net (Note 14)	—	18,084

Other property, at cost	5,616	5,578
Accumulated depreciation and amortization	(5,508)	(5,469)
Other property, net	108	109

Total vessels and other property	$699,032	$726,179

In November 2023, the Company purchased the Alaskan Frontier for $20,000 from BP Oil Shipping Company, USA. OSG intends to reactivate the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. OSG plans to make investments in the vessel for it to begin commercial trade by the fourth quarter of 2024.

On January 27, 2023, the Company reflagged the Overseas Sun Coast, its sole Marshall Island flagged tanker, to U.S. Flag, joining the rest of the Company’s U.S. Flag fleet.

In June 2021, the Company sold the Overseas Gulf Coast for $32,128, net of broker commissions and other fees, resulting in a loss of $5,268, which is included in loss on disposal of vessels and other property, including impairments, net on the consolidated statements of operations.

At December 31, 2023, the Company’s owned vessel fleet with a weighted average age of 16.3 years, consisted of five MR Product Carriers, four crude oil tankers, two lightering ATBs and two ATBs. Twelve of these vessels were pledged as collateral under term loan agreements with an aggregate carrying value of $659,586.

Vessel activity, excluding construction in progress, for the three years ended December 31, 2023 is summarized as follows:

	Vessel Cost	Accumulated Depreciation	Net Book Value
Balance at December 31, 2020	$1,099,187	$(308,449)	$790,738
Transfers from construction in progress	6,836	—
Depreciation	—	(39,398)
Disposals	(39,696)	2,316
Balance at December 31, 2021	1,066,327	(345,531)	720,796
Transfers from construction in progress	16,699	—
Additions	570	—
Depreciation	—	(40,485)
Disposals	(774)	774
Balance at December 31, 2022	1,082,822	(385,242)	697,580
Transfers from construction in progress	10,128	—
Depreciation	—	(42,266)
Balance at December 31, 2023	$1,092,950	$(427,508)	$665,442

47	Overseas Shipholding Group, Inc.

The total of vessel additions can be different from expenditures for vessels as shown in the consolidated statements of cash flows because of the timing of when payments were made. For the years ended December 31, 2023, 2022 and 2021, the Company had approximately $1,908, $2,784 and $1,341 of non-cash investing activities for the accrual of capital expenditures related to the Company’s vessels.

Drydocking activity for the three years ended December 31, 2023 is summarized as follows:

	2023	2022	2021
Balance at January 1	$38,976	$43,342	$43,134
Additions	24,254	18,198	15,017
Drydock amortization	(18,403)	(22,564)	(14,809)
Balance at December 31	$44,827	$38,976	$43,342

NOTE 6 — INTANGIBLE ASSETS

Intangible assets activity for the three years ended December 31, 2023 is summarized as follows:

Total
Balance at December 31, 2020	$27,217
Amortization	(4,600)
Balance at December 31, 2021	22,617
Amortization	(4,600)
Balance at December 31, 2022	18,017
Amortization	(4,600)
Balance at December 31, 2023	$13,417

The Company’s intangible assets at December 31, 2023 and 2022 consist of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The gross intangible assets were $92,000 at December 31, 2023 and 2022. The unamortized balance of the Company’s intangible assets at December 31, 2023 will be recognized over the remaining useful life, which is three years. Amortization of intangible assets for the three years subsequent to December 31, 2023 is expected to approximate $4,600 per year.

NOTE 7 — DEBT

Debt consists of the following:

	December 31,
	2023	2022
Term loan, due 2024, net of unamortized deferred costs of $119 and $257	$18,942	$20,330
Alaska tankers term loan, due 2025, net of unamortized deferred costs of $134 and $267	20,091	25,289
OSG 204 LLC term loan, due 2025, net of unamortized deferred costs of $267 and $457	23,697	25,006
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net of unamortized deferred costs of $484 and $609	42,163	44,342
Unsecured senior notes, net of unamortized deferred costs	390	390
Term loan, due 2028, net of unamortized deferred costs of $2,612 and $3,106	295,428	308,006
Total debt	400,711	423,363
Less current installments of long-term debt	(43,305)	(23,733)
Total long-term debt	$357,406	$399,630

The weighted average interest rate for debt outstanding at December 31, 2023 and 2022 was 7.22% and 7.18%, respectively.

48	Overseas Shipholding Group, Inc.

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

49	Overseas Shipholding Group, Inc.

Unsecured Senior Notes

7.5% Notes – The unsecured senior notes were issued on March 7, 2003 and consisted of $146,000 in face value, which are due on February 15, 2024.

Interest Expense

The following table summarizes interest expense, including amortization of issuance and deferred financing costs, commitment, administrative and other fees, recognized during the three years ended December 31, 2023 with respect to the Company’s debt facilities:

	Years Ended December 31,
Debt Facility	2023	2022	2021
Term loan, due 2024	$1,269	$1,340	$1,407
Alaska tankers term loan, due 2025	1,156	1,406	2,193
OSG 204 LLC term loan, due 2025	1,614	1,697	1,747
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027	2,922	3,121	3,423
Unsecured senior notes	29	29	32
Term loan, due 2028	24,187	25,146	6,550
Term loan, due 2023	—	—	12,618
Term loan, due 2026	—	—	712
Total interest expense on debt facilities	$31,177	$32,739	$28,682

Cash paid for interest expense was $30,030, $31,618 and $25,609 in the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the aggregate annual principal payments required to be made on the Company’s debt are as follows:

2024	$43,183
2025	54,903
2026	19,268
2027	52,597
2028	234,375
Thereafter	—
Total	$404,326

NOTE 8 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the consolidated balance sheets, as the Company has the intent and ability to hold until maturity. The amortized cost, gross unrealized loss and fair value of the U.S. Treasury Note at December 31, 2023 and December 31, 2022 were as follows:

At December 31, 2023	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,900	$(148)	$14,752
	$14,900	$(148)	$14,752

December 31, 2022	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,803	$(328)	$14,475
	$14,803	$(328)	$14,475

50	Overseas Shipholding Group, Inc.

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed quarterly reviews of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At December 31, 2023 and 2022, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the years ended December 31, 2023 and 2022.

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

U.S. Treasury Note — The fair value of the U.S. Treasury Note is based on a quoted market price in an active market.

Debt — The fair values of the Company’s publicly traded and non-public debt are estimated based on similar instruments.

51	Overseas Shipholding Group, Inc.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, at December 31, 2023 and 2022, are as follows:

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2023:
Assets
Cash and cash equivalents	$76,257	$76,257	$—
U.S. Treasury Note	14,900	14,752	—
Total	$91,157	$91,009	$—
Liabilities
Term loan, due 2024, net	$18,942	$—	$18,546
Alaska tankers term loan, due 2025, net	20,091	—	19,203
OSG 204 LLC term loan, due 2025, net	23,697	—	22,875
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	42,163	—	39,350
Term loan, due 2028, net	295,428	—	287,918
Unsecured senior notes, net	390	—	389
Total	$400,711	$—	$388,281

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2022:
Assets
Cash and cash equivalents	$78,732	$78,732	$—
U.S. Treasury Note	14,803	14,475	—
Total	$93,535	$93,207	$—
Liabilities
Term loan, due 2024, net	$20,330	$—	$19,296
Alaska tankers term loan, due 2025, net	25,289	—	23,195
OSG 204 LLC term loan, due 2025, net	25,006	—	23,448
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	44,342	—	40,331
Term loan, due 2028, net	308,006	—	295,320
Unsecured senior notes, net	390	—	385
Total	$423,363	$—	$401,975

Derivatives

During the fourth quarter of 2023, the Company entered into contracts for the purchase and installation of equipment related to engine life cycle upgrades on the Company’s four Alaska class vessels. The contracts are denominated in euros and the Company is party to forward contracts and options to fix the dollar cost of the project. The maturity dates and amounts of the forward contracts and options correspond to the scheduled payments due under the contracts. Accordingly, the Company concluded that the forward contracts and options were effective at hedging the scheduled payments and recognized a forward contract and firm commitment, which were not material at December 31, 2023.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel Impairments

During the years ended December 31, 2023 and 2022, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying amounts of the vessels in the Company’s fleet may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

52	Overseas Shipholding Group, Inc.

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

Valuation of Intangible Assets

The Company’s intangible assets at December 31, 2023 and 2022 consisted of long-term customer relationships acquired as part of the 2006 purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years.

During the years ended December 31, 2023, 2022 and 2021, the Company gave consideration as to whether events or changes in circumstances had occurred that could indicate the carrying value of the Company’s intangible assets may not be recoverable. The Company concluded that no such events or changes in circumstances had occurred.

NOTE 10 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Years Ended December 31,
	2023	2022
Accounts payable	$5,172	$5,962
Payroll and benefits	16,891	10,397
Dividend payable	4,256	—
Interest	2,322	2,437
Insurance	748	520
Accrued drydock and repair costs	3,988	957
Bunkers and lubricants	710	370
Charter revenues received in advance	15,752	21,778
Accrued vessel expenses	8,598	10,888
Accrued general and administrative, primarily professional fees	978	985
Other	1,496	612
	$60,911	$54,906

NOTE 11 —TAXES

The (expense)/benefit for income taxes on income before income taxes consists of the following:

	Years Ended December 31,
	2023	2022	2021
Current - Federal	$(12)	$(9)	$(8)
Current - State	(933)	(538)	(131)
Deferred - Federal	(12,544)	(4,630)	15,275
Deferred - State	3,570	(1,717)	2,961
Total	$(9,919)	$(6,894)	$18,097

53	Overseas Shipholding Group, Inc.

The reconciliations between the U.S. federal statutory income tax rate and the effective tax rate follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Adjustments due to:
State taxes, net of federal benefit	(1.6)%	0.4%	3.7%
Change in valuation allowance	(3.1)%	5.6%	0.9%
Equity awards	0.1%	0.6%	0.0%
Return to provision	0.8%	0.5%	(0.5)%
U.S. income subject to tonnage tax	(2.9)%	(8.2)%	2.2%
Other	(0.6)%	0.7%	0.8%
Effective tax rate	13.7%	20.6%	28.1%

During the years ended December 31, 2023, 2022 and 2021, $9,900, $13,100 and $6,700, respectively, of income was excluded as part of the tonnage tax exclusion resulting in a (2.9)%, (8.2)% and 2.2%, respectively, impact on the Company’s effective tax rate. Prior to 2023, only Overseas Mykonos and Overseas Santorini income was excluded as part of the tonnage tax exclusion. In 2023, income from Overseas Sun Coast was also excluded as part of the tonnage tax exclusion as it was converted to U.S. Flag status in January 2023 and the Company made the election for the vessel to be treated under the tonnage tax regime.

The significant components of the Company’s deferred tax liabilities and assets follow:

	December 31,
	2023	2022
Deferred tax liabilities:
Vessels and other property (1)	$108,740	$119,987
Prepaid expenditures	9,107	8,695
Operating lease right-of-use assets	39,720	50,792
Other-net	—	8
Total deferred tax liabilities	157,567	179,482
Deferred tax assets:
Loss carryforwards	52,462	67,686
Operating lease liability	39,822	50,622
Finance lease liability	—	4,662
Employee compensation and benefit plans	(654)	(212)
Financing and professional fees	6,517	8,710
Accrued expenses and other	132	79
Total deferred tax assets	98,279	131,547
Valuation allowance	(20,085)	(22,298)
Net deferred tax assets	78,194	109,249
Net deferred tax liabilities	$79,373	$70,233

(1)	Includes deferred tax liabilities related to finance lease right-of-use assets totaling $4,122 at December 31, 2022.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $132,643 which are available to reduce future taxes. The federal net operating loss carryforwards begin to expire in 2034. Additionally, as of December 31, 2023, the Company had U.S. state net operating loss carryforwards of $568,487. These U.S. state net operating loss carryforwards expire in various years from December 31, 2024 through December 31, 2041. Included in the financing and professional fees deferred income assets above are U.S. federal interest expense deductions with an indefinite carryforward period.

As of December 31, 2023, the Company had $30,129 in disallowed interest deduction carryforward that is available to reduce future taxes, if any. The interest deduction carryforward has no expiration date.

54	Overseas Shipholding Group, Inc.

The Company assessed all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. For U.S. federal deferred tax assets, the Company concluded that sufficient positive evidence existed, primarily the result of reversing deferred tax liabilities during the carryover period. For certain state deferred tax assets, an increase in positive evidence has resulted in the Company reducing its valuation allowance to $20,085 as of December 31, 2023 from $22,298 as of December 31, 2022 to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

During the year ended December 31, 2023, the Company received refunds of $1,022. For the years ended December 31, 2022 and 2021, the Company paid income taxes of $393 and $1,751, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding interest and penalties):

	Years Ended December 31,
	2023	2022	2021
Balance of unrecognized tax benefits as of January 1,	$1,035	$834	$813
(Decreases)/increases for positions taken in prior years	(307)	201	21
Balance of unrecognized tax benefits as of December 31,	$728	$1,035	$834

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021 are $728, $1,035 and $834, respectively, of tax benefits that, if recognized would affect the effective tax rate.

The Company records interest and penalties on unrecognized tax benefits in its provision for income taxes. Accrued interest and penalties are included within the related liability for unrecognized tax benefit line on the consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company accrued interest and recorded liabilities for interest and penalties which were not material to the consolidated financial statements.

After taking into consideration tax attributes, such as net operating loss carryforwards and interest, the Company’s unrecognized tax benefits represent a noncurrent reserve for uncertain tax positions of $285 and $175 as of December 31, 2023 and 2022, respectively.

With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2018. The Company conducts business and files income tax returns in numerous states. Currently, one of the Company’s state tax returns is under examination by a state as part of routine audits conducted in the ordinary course of business. The future utilization of state net operating losses could potentially subject the Company to state examinations prior to the otherwise applicable statute of limitation. States vary in carryforward periods but generally extend up to 20 years or a period consistent with the federal limits under the Tax Cuts and Jobs Act.

NOTE 12 — CAPITAL STOCK AND STOCK COMPENSATION

Ownership Restrictions

In order to preserve the status of OSG as a Jones Act company, the percentage of each class of its common stock that may be owned by non-U.S. citizens is limited. The Company has established policies and procedures to ensure compliance with the Jones Act, determining to provide a reasonable margin for compliance requiring at least 77% of the outstanding shares of each class of capital stock of the Company to be owned by U.S. citizens. During any time that the limit is reached with respect to foreign ownership of shares of stock, we will not issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. citizens until the holdings of non-U.S. citizens falls below the maximum percentage allowable.

Share Repurchases

On March 17, 2023, the Company’s Board authorized a program to purchase up to $10,000 of the Company’s common stock. In June 2023 and December 2023, the Board authorized the repurchase of an additional $10,000 and $25,000 of common stock, raising the total value of the program to $45,000. Under the program, the Company may repurchase shares from time to time in open market transactions or in privately negotiated transactions.

In August 2023, the Company purchased 3,788,639 shares of the Company’s common stock from entities managed by Cyrus at a price of $4.05 per share for total consideration of $15,344. Including these transactions, for the year ended December 31, 2023, the Company repurchased 8,599,059 shares for $35,339 at an average price of $4.11. At December 31, 2023, there is $25,000 of remaining availability under the program.

55	Overseas Shipholding Group, Inc.

On June 13, 2022, the Company’s Board authorized a program to purchase up to 5,000,000 shares of the Company’s common stock. Under the program, the Company repurchased shares from time to time in open market transactions or in privately negotiated transactions. The program was completed in October 2022 and the Company spent $14,740 to repurchase the 5,000,000 shares at an average price of $2.95.

In November 2022, the Company purchased 5,000,000 shares of the Company’s common stock from Cyrus, at a price of $2.86 per share for a total of $14,300 using excess cash. The purchase price for the shares was determined based on the trailing three day volume weighted average price at the market closing on November 10, 2022.

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

In September 2023, the Company purchased 13,851,382 warrants for the Company’s common stock from entities managed by Cyrus for total consideration of $11,384. The warrants purchased, which were exercisable for 2,631,763 shares of the Company’s Class A common stock and represented all of the warrants held by Cyrus, were cancelled subsequent to the purchase. At December 31, 2023, the Company had 4,260,919 warrants outstanding convertible into 809,575 shares.

During the years ended December 31, 2023 and 2022, the Company issued 177,966 and 11,179 shares of Class A common stock, respectively, as a result of the exercise of 939,477 and 59,124 Class A warrants, respectively.

Dividends

In December 2023 the Company’s Board declared a cash dividend of $0.06 per share on its Class A common stock. Pursuant to such dividend declaration, the Company made dividend payments on January 4, 2024 totaling $4,256, which is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2023.

Incentive Plans

In 2014, the Overseas Shipholding Group, Inc. Management Incentive Compensation Plan (the “Management Compensation Plan”) and the Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan (the “Director Plan”) were approved by OSG’s stockholders. On June 6, 2017, the Company’s stockholders approved an increase to the maximum number of shares for issuance under the Director Plan by 1,500,000 shares. In 2019, the 2019 Incentive Compensation Plan for Management (“2019 Incentive Plan”) was approved by the Company’s stockholders at the annual meeting on May 30, 2019 (together with the Management Compensation Plan and the Director Plan, the “Incentive Plans”). On June 1, 2022, at the annual stockholders meeting, the Company’s stockholders approved an increase to the maximum number of shares for issuance under the 2019 Incentive Plan by 5,000,000 shares.

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

56	Overseas Shipholding Group, Inc.

The purpose of the Incentive Plans is to promote the interests of the Company and its stockholders by providing certain employees and members of the Board, who are largely responsible for the management, growth and protection of the business of the Company, with incentives and rewards to encourage them to continue in the service of the Company. The Incentive Plans permit the Committee to grant to eligible employees and directors of the Company any of the following types of awards (or any combination thereof): cash incentive awards, nonqualified stock options, incentive stock options and other stock-based awards, including, without limitation, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units and share-denominated performance units.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value based method required by ASC 718, Compensation – Stock Compensation. Such fair value based method requires share based payment transactions to be measured based on the fair value of the equity instruments issued.

Director Compensation - Restricted Stock Units

The Company awarded a total of 195,800, 305,000 and 275,800 RSUs for the years ended December 31, 2023, 2022 and 2021, respectively, to its non-employee directors. The grant date fair values of these awards were $3.83 (2023), $2.09 (2022) and $2.29 (2021) per RSU, respectively. Such RSUs vest in full on the earlier of the next annual meeting of the stockholders or the first anniversary of the grant date, subject to each director continuing to provide services to the Company through such date. The RSUs granted may not be transferred, pledged, assigned or otherwise encumbered prior to vesting. Upon vesting, the holder has all the rights of a stockholder of the Company, including the right to vote such shares and the right to receive dividends (and accumulated dividends) paid with respect to such shares at the same time as common stockholders generally.

Management Compensation

Restricted Stock Units

During the years ended December 31, 2023, 2022 and 2021, the Company granted RSUs to its employees, including senior officers, covering 584,922, 718,360 and 552,844 shares, respectively. The grant date fair values of these awards were $2.90 (2023), $2.09 (2022) and $2.36 (2021) per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award of RSUs will vest in equal installments on each of the first three anniversaries of the grant date. RSUs may not be transferred, pledged, assigned or otherwise encumbered until they are settled. Settlement of vested RSUs may be in either shares of Class A common stock or cash, as determined at the discretion of the Human Resources and Compensation Committee, and will occur as soon as practicable after the vesting date. If the RSUs are settled in shares of common stock, following the settlement of such shares, the grantee will be the record owner of the shares of Class A common stock and will have all the rights of a shareholder of the Company, including the right to vote such shares and the right to receive dividends paid (and accumulated dividends) with respect to such shares of Class A common stock. If there is a change in control of the Company, the vesting of unvested RSUs accelerate. RSUs which have not become vested as of the date of a grantee’s termination from the Company will be forfeited without the payment of any consideration, unless otherwise provided for.

During the years ended December 31, 2023, 2022 and 2021, the Company awarded performance-based RSUs to its senior officers covering 416,832, 518,600 and 363,238 shares, respectively. Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment through the end of a three-year performance period and will vest as follows: (i) one-half of the target RSUs will vest and become nonforfeitable subject to OSG’s return on invested capital (“ROIC”) performance in the three-year ROIC performance period relative to a target rate (the “ROIC Target”) set forth in the award agreements (which define ROIC as net operating profit after taxes divided by the net of total debt plus shareholders equity less cash); and (ii) one-half of the target RSUs will be subject to OSG’s three-year total shareholder return (“TSR Target”) performance relative to that of a performance index over a three-year TSR performance period. The performance index consists of companies that comprise a combination of the oil and gas storage and transportation and marine GICS sub-industries indexes during the performance period. Vesting is subject in each case to certification by the Human Resources and Compensation Committee of the Company’s Board as to achievement of the performance measures and targets.

57	Overseas Shipholding Group, Inc.

For the year ended December 31, 2023, the ROIC Target RSU awards and the TSR Target RSU awards were subject to an increase up to a maximum of 208,416, 259,300 and 181,619 target RSUs combined, respectively, (625,248, 777,900 and 544,857 RSUs in total, respectively) or decrease, depending on performance against the applicable measure and targets. Accordingly, for financial reporting purposes, compensation costs have been recognized for these awards. The grant date fair values of the performance awards, which have a market condition, were determined to be $2.90 (2023), $2.09 (2022) and $2.36 (2021) per RSU, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, in connection with the vesting of restricted stock units (“RSUs”), the Company withheld 333,085, 239,686 and 185,459, respectively, shares of Class A common stock at average prices of $3.51, $2.07 and $2.18 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

For the Incentive Plans, compensation expense is recognized over the vesting period, contingent or otherwise, applicable to each grant, using the straight-line method. Compensation expense as a result of the RSUs described above was $3,471, $3,574 and $2,232 during the years ended December 31, 2023, 2022 and 2021, respectively.

Activity with respect to restricted stock units under the Incentive Plans during the three years ended December 31, 2023 is summarized as follows:

Activity for the three years ended December 31, 2023	Class A common shares
Nonvested Shares Outstanding at December 31, 2020	2,605,263
Granted	1,782,133
Vested ($2.12 to $2.31 per share)	(963,338)
Forfeited ($1.69 to $2.59 per share)	(52,881)
Nonvested Shares Outstanding at December 31, 2021	3,371,177
Granted	2,118,942
Vested ($1.82 to $2.23 per share)	(1,355,483)
Forfeited ($1.92 to $2.05 per share)	(461,990)
Nonvested Shares Outstanding at December 31, 2022	3,672,646
Granted	1,195,837
Vested ($2.89 to $3.81 per share)	(1,403,217)
Forfeited ($2.89 to $4.07 per share)	(286,262)
Nonvested Shares Outstanding at December 31, 2023	3,179,004

58	Overseas Shipholding Group, Inc.

Activity with respect to stock options under the Incentive Plans during the three years ended December 31, 2023 is summarized as follows:

Activity for the three years ended December 31, 2023	Class A common shares
Options Outstanding at December 31, 2020	1,478,756
Options Outstanding at December 31, 2021	1,478,756
Options Outstanding at December 31, 2022	1,478,756
Options Outstanding at December 31, 2023	1,478,756
Options Exercisable at December 31, 2023	1,478,756

For the years ended December 31, 2023, 2022 and 2021, the total fair value of shares vested was $4,986, $2,720 and $2,131, respectively.

The weighted average remaining contractual life of the outstanding stock options at December 31, 2023 was 4.18 years. The range of exercise prices of the stock options outstanding at December 31, 2023 was between $1.70 and $5.57 per share. The weighted average exercise price of the stock options outstanding was $2.67 per share at December 31, 2023, 2022 and 2021.

There was no compensation expense as a result of the grants of stock options for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, there was $4,388 of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.63 years.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related taxes at an effective tax rate of 13.7% and 20.6% for the years ended December 31, 2023 and 2022, respectively, on the consolidated balance sheets follow:

	Years Ended December 31,
	2023	2022
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$4,002	$3,410
	$4,002	$3,410

59	Overseas Shipholding Group, Inc.

The following tables present the changes in the balances of each component of accumulated other comprehensive income, net of related taxes, for the three years ended December 31, 2023.

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)
Balance as of December 31, 2022	$3,410
Current period change, excluding amounts reclassified from accumulated other comprehensive income	1,172
Amounts reclassified from accumulated other comprehensive income	(580)
Total change in accumulated other comprehensive income	592
Balance as of December 31, 2023	$4,002

Balance as of December 31, 2021	$2,943
Current period change, excluding amounts reclassified from accumulated other comprehensive income	1,041
Amounts reclassified from accumulated other comprehensive income	(574)
Total change in accumulated other comprehensive income	467
Balance as of December 31, 2022	$3,410

Balance as of December 31, 2020	$(282)
Current period change, excluding amounts reclassified from accumulated other comprehensive income	3,522
Amounts reclassified from accumulated other comprehensive income	(297)
Total change in accumulated other comprehensive income	3,225
Balance as of December 31, 2021	$2,943

The following table presents information with respect to amounts reclassified out of accumulated other comprehensive income for the three years ended December 31, 2023.

	Years Ended December 31,			Statement of Operations
Accumulated Other Comprehensive Income Component	2023	2022	2021	Line Item
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans):
Net periodic benefit costs associated with pension and postretirement benefit plans for shore-based employees	$267	$315	$(63)	Other income, net
Net periodic benefit costs associated with pension and postretirement benefit plans for seagoing employees	484	433	450	Other income, net
	751	748	387	Total before tax
	(1,331)	(1,322)	(684)	Tax provision
	$(580)	$(574)	$(297)	Total net of tax

The following amounts are included in accumulated other comprehensive income at December 31, 2023, which have not yet been recognized in net periodic cost: unrecognized prior service credits of $5,440 ($5,023 net of tax) and unrecognized actuarial losses of $124 ($1,021 net of tax).

60	Overseas Shipholding Group, Inc.

The income tax (expense)/benefit allocated to each component of other comprehensive income/(loss) follows:

Items not yet recognized as a component of net periodic benefit cost
For the year ended December 31, 2023:
Current period change excluding amounts reclassified from accumulated other comprehensive income	$(346)
Amounts reclassified from accumulated other comprehensive income	171
Total change in accumulated other comprehensive income	$(175)

For the year ended December 31, 2022:
Current period change excluding amounts reclassified from accumulated other comprehensive income	$(316)
Amounts reclassified from accumulated other comprehensive income	174
Total change in accumulated other comprehensive income	$(142)

For the year ended December 31, 2021:
Current period change excluding amounts reclassified from accumulated other comprehensive income	$(1,069)
Amounts reclassified from accumulated other comprehensive income	90
Total change in accumulated other comprehensive income	$(979)

NOTE 14 — LEASES

The Company’s lease portfolio is comprised of vessels chartered-in, office space and equipment under agreements with contractual periods ranging from less than one year to 11 years. Many of the Company’s leases contain one or more options to extend. The Company includes options that it is reasonably certain to exercise in its evaluation of the lease term after considering all relevant economic and financial factors and calculates the initial lease liability as the present value of fixed payments, or in substance fixed payments, not yet paid and variable payments that are based on an index (e.g., CPI), measured at commencement. Leases are discounted using the Company’s incremental borrowing rate adjusted for risk based on the length of the lease term because the rate implicit in the lease is not readily determinable. The Company made the accounting policy election to keep leases with a term of 12 months or less off the balance sheet.

The Company’s lease right-of-use assets and lease liabilities at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Operating leases
Vessels chartered-in noncurrent operating lease assets	$169,798	$203,393
Office space noncurrent operating lease assets	2,905	3,404
Total noncurrent operating lease assets	$172,703	$206,797
Vessels chartered-in operating lease liabilities
Current portion of operating lease liabilities	$64,607	$62,534
Noncurrent operating lease liabilities	105,630	147,243
	170,237	209,777
Office space operating lease liabilities
Current portion of operating lease liabilities	665	754
Noncurrent operating lease liabilities	2,281	2,717
	2,946	3,471
Total operating lease liabilities	$173,183	$213,248

61	Overseas Shipholding Group, Inc.

Charters-in

As of December 31, 2023, the Company had commitments to charter-in eight vessels, which are all bareboat charters and accounted for as operating leases. The Company holds options for seven of the vessels chartered-in. For one of these vessels, the Company has two option periods of five years each and, after the five-year optional periods are exercised, can extend the lease for five one-year optional periods. For the remaining six vessels, the options can be exercised for three or five years, which are available indefinitely. The lease payments for the charters-in are fixed throughout the option periods and the options are on a vessel-by-vessel basis that can be exercised individually.

In March 2024, the Company exercised its first option to extend the bareboat charter of the Overseas Tampa with its vessel owner for a 5-year option period, commencing June 2025 until June 2030. Additional options to extend remain. The total of the future lease payments for the 5-year option period is $46,882.

In October 2023, the Company entered into new bareboat charter agreements for seven vessels leased from subsidiaries of American Shipping Corporation, all of which are now owned by the MP Fund. The economic terms of the bareboat charters remain the same as the respective previous bareboat charters. Prior to their recent acquisition by the MP Fund, these seven vessels were owned indirectly by AMSC. The previous charters with AMSC for two of the seven chartered-in vessels contained a DPO. As part of the new agreements, the Company prepaid, at a discount, $5,602 to the MP Fund, representing all of its remaining outstanding DPO. The gain recognized on the transaction of $912 is included in other income, net on the consolidated statements of operations.

In August 2023, the Company extended its lease on the Overseas Key West for an additional lease term of two months to April 2029. Upon reassessment, the lease is accounted for as an operating lease. It was previously accounted for as a finance lease and included in vessels and other property, less accumulated depreciation on the consolidated balance sheets with a cost of $26,940 and accumulated depreciation of $8,856 at December 31, 2022.

In March 2023, the Company extended its lease on the Alaskan Frontier for an additional lease term of three years, to March 2026. Subsequently, the Company entered into an agreement with BP Oil Shipping Company, USA, in October 2023, to purchase the Alaskan Frontier for $20,000. The purchase was completed in November 2023. OSG intends to reactivate the 1.3-million-barrel capacity tanker which has been in cold layup in Malaysia since 2019. OSG plans to make investments in the vessel for it to begin commercial trade by the fourth quarter of 2024.

In December 2022, the Company redelivered three conventional tankers leased from AMSC and made DPO payments of $8,069 on the returned vessels.

The future minimum commitments under these operating leases are as follows:

At December 31, 2023	Operating Leases
2024	$68,157
2025	63,247
2026	55,617
2027	4,161
2028	4,172
Thereafter	1,277
Net minimum lease payments	196,631
Less present value discount	(26,394)
Total lease liabilities	$170,237

The bareboat charters-in on seven vessels, provide for variable lease payments in the form of profit share to the owners of the vessels calculated based on time charter sublease revenue. Because such amounts and the periods impacted are not reasonably estimable, they are not currently reflected in the table above. Due to reserve funding requirements and current rate forecasts, no profits are currently expected to be paid to the owners in respect of the charter term within the next year.

For the years ended December 31, 2023, 2022 and 2021, lease expense for the Company’s chartered-in vessels accounted for as operating leases was $64,971, $88,849 and $90,166, respectively, which is included in charter hire expense on the consolidated statements of operations and operating cash flows on the consolidated statements of cash flows. The Company recognized sublease income of $183,699, $166,530 and $75,516, respectively, for the years ended December 31, 2023, 2022 and 2021. For the year ended December 31, 2023, the Company had non-cash operating activities of $20,203, which included $18,363 related to the reclassification of the Overseas Key West lease from a financing lease to an operating lease due to a lease modification. The Company had non-cash operating activities of $132,231 and $15,713, respectively, for obtaining operating right-of-use assets and liabilities related to vessel lease extensions for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2023, 2022 and 2021, lease expense related to the Company’s previous finance lease, which changed to an operating lease in August 2023, was $1,850 for 2023 and $2,949 for both 2022 and 2021 related to amortization of the right-of-use asset and $917, $1,618 and $1,799, respectively, related to interest on the lease liability. These are included in operating cash flows on the consolidated statements of cash flows.

62	Overseas Shipholding Group, Inc.

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

The future minimum commitments under lease obligations for office space, which are operating leases, as of December 31, 2023 are as follows:

At December 31, 2023	Amount
2024	$682
2025	630
2026	648
2027	666
2028	488
Thereafter	677
Net minimum lease payments	3,791
Less present value discount	(845)
Total lease liabilities	$2,946

For the years ended December 31, 2023, 2022 and 2021, the rental expense for office space, which is included in general and administrative expenses on the consolidated statements of operations, was $698, $685 and $640, respectively. For the years ended December 31, 2023, 2022 and 2021, cash paid for office space rental was $779, $780 and $748, respectively, which is included in operating cash flows on the consolidated statements of cash flows.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022	2021
Weighted average remaining lease term - operating leases	3.1 years	3.8 years	2.1 years
Weighted average discount rate - operating leases	8.6%	8.6%	6.5%
Weighted average remaining lease term - finance lease	N/A	6.1 years	7.1 years
Weighted average discount rate - finance lease	N/A	7.3%	7.3%

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

The Company is the lessor under its time charter contracts. Certain time charter contracts provide the charterer with the option to extend the contract for a specific period of time. For time charters, the Company applied the practical expedient to combine the lease and non-lease components for these contracts under ASC 842. Total time charter revenue for the years ended December 31, 2023, 2022 and 2021 was equal to lease income from lease payments of $353,622, $326,980 and $254,181, respectively, plus straight-line adjustments of $5,921, $349 and $563, respectively. The net book value of owned vessels on noncancelable time charters was equal to $491,084, $489,718 and $355,388 at December 31, 2023, 2022 and 2021, respectively.

63	Overseas Shipholding Group, Inc.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At December 31, 2023	Amount
2024	$371,383
2025	226,505
2026	88,998
2027	578
2028	—
Thereafter	—
Net minimum lease receipts	$687,464

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

NOTE 15 — PENSION, OTHER POSTRETIREMENT BENEFIT PLANS AND BENEFIT LIABILITIES

For the years ended December 31, 2023 and 2022, pension and other benefit liabilities are included in other liabilities on the consolidated balance sheets.

Pension Plans

In connection with the November 2006 acquisition of Maritrans, the Company assumed the obligations under the defined benefit retirement plan of Maritrans Inc. (“the Maritrans Plan”). As of December 31, 2006, the Company froze the benefits under the Maritrans Plan. At December 31, 2023, the Maritrans Plan is the only defined benefit pension plan in existence at the Company. The Maritrans Plan was noncontributory and covered substantially all shore-based employees and substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired in, or promoted into, supervisory roles between 1984 and 1998 for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multiemployer union sponsored pension plan. Upon retirement, those seagoing supervisors are entitled to retirement benefits from the Maritrans Plan for service periods between 1984 and 1998 and from the multiemployer union sponsored plan for other covered periods. Retirement benefits are based primarily on years of service and average compensation for the five consecutive plan years that produce the highest results.

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

64	Overseas Shipholding Group, Inc.

Plan level information is available in the public domain for each of the multiemployer pension plans the Company participates in. The table below provides additional information about the Company’s participation in the above multi-employer pension plans:

		Pension Protection Act Zone Status			Contributions made by the Company
Pension Plan	EIN / Pension Plan Number	2023	2022	Rehabilitation Plan Status	2023	2022	2021
AMO Pension Plan	13-1936709	Green (1)	Green (1)	None	$471	$453	$795

MEBA Pension Plan	51-6029896	Green (1)	Green (1)	None	2,957	3,172	2,748

Seafarers Pension Plan	13-6100329	Green (1)	Green (1)	None	337	295	222
				Total contributions	$3,765	$3,920	$3,765

(1)	A “Yellow” Zone Status plan is a plan that has a funding ratio between 65% and 80%. A “Green” Zone Status plan is a plan that is 80% funded or more.

The plan years for the three union plans end as follows: MEBA and SIU on December 31 and AMO on September 30. The Company has no future minimum contribution requirements under the three multiemployer pension plans shown above as of December 31, 2023 and any future contributions are subject to negotiations between the employers and the unions.

ERISA requires employers who are contributors to U.S. multiemployer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Based on information received from the trustees of the SIU Pension Plan, the Company is not subject to withdrawal liabilities under that plan. Based on the actuarial report received from the trustees of the MEBA Pension Plan, as of December 31, 2022, the Company’s estimated withdrawal liability would have been approximately $31,281 had the Company elected to withdraw from the plan in 2023. Based on the actuarial report received from the trustees of the AMO Pension Plan, as of September 30, 2022, the Company’s estimated withdrawal liability would have been approximately $18,475 had the Company elected to withdraw from the plan in 2023. The Company has no intentions of terminating its participation in any of the three multiemployer pension plans and has no expectations that the plans will be terminated. Accordingly, no provisions have been made for the estimated withdrawal liability as of December 31, 2023.

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

65	Overseas Shipholding Group, Inc.

Information with respect to the domestic pension and postretirement benefit plans for which the Company uses a December 31 measurement date, follow:

	Pension Benefits		Other Benefits
At December 31,	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$34,313	$45,470	$3,711	$5,537
Cost of benefits earned (service cost)	—	—	91	180
Interest cost on benefit obligation	1,797	1,218	196	153
Actuarial gains	1,031	(9,625)	(40)	(1,939)
Benefits paid	(2,923)	(2,750)	(229)	(220)
Plan Amendments	—	—	—	—
Acquisition	—	—	—	—
Benefit obligation at year end	34,218	34,313	3,729	3,711
Change in plan assets:
Fair value of plan assets at beginning of year	35,068	44,872	—	—
Actual return on plan assets	4,949	(7,054)	—	—
Employer contributions	—	—	—	—
Benefits paid	(2,923)	(2,750)	—	—
Fair value of plan assets at year end	37,094	35,068	—	—
Funded/(unfunded status) at December 31	$2,876	$755	$(3,729)	$(3,711)

Information for defined benefit pension plans with accumulated benefit obligations in excess of plan assets follows:

At December 31,	2023	2022
Projected benefit obligation	$34,218	$34,313
Accumulated benefit obligation	34,218	34,313
Fair value of plan assets	37,094	35,068

Information for defined benefit pension plans and other postretirement benefit plans net periodic (benefit)/cost follows:

	Pension Benefits			Other Benefits
For the year ended December 31,	2023	2022	2021	2023	2022	2021
Components of expense:
Cost of benefits earned	$—	$—	$—	$91	$180	$203
Interest cost on benefit obligation	1,797	1,218	1,120	196	153	165
Expected return on plan assets	(2,439)	(3,152)	(2,970)	—	—	—
Amortization of prior-service costs	—	—	—	(722)	(722)	(722)
Recognized net actuarial loss	82	—	335	(111)	(27)	—
Net periodic benefit cost	$(560)	$(1,934)	$(1,515)	$(546)	$(416)	$(354)

The weighted-average assumptions used to determine benefit obligations follow:

	Pension Benefits		Other Benefits
At December 31,	2023	2022	2023	2022
Discount rate	5.10%	5.45%	5.30%	5.65%

The selection of a single discount rate for the Maritrans Plan was derived from bond yield curves, which the Company believed as of such dates to be appropriate for ongoing plans with a long duration, such as the Maritrans Plan, and that generally mirror the type of high yield bond portfolio the Company could acquire to offset its obligations under the Maritrans Plan.

66	Overseas Shipholding Group, Inc.

The weighted-average assumptions used to determine net periodic benefit cost follow:

	Pension Benefits			Other Benefits
For the year ended December 31,	2023	2022	2021	2023	2022	2021
Discount rate	5.45%	2.80%	2.35%	5.65%	3.10%	2.90%
Expected (long-term) return on plan assets	7.25%	7.25%	7.25%	—	—	—

The assumed health care cost trend rate for measuring the benefit obligation included in Other Benefits above is an increase of 6.50% as of December 31, 2023, with the rate of increase declining to an ultimate trend rate of 4.75% per annum by 2032. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Expected benefit payments for the following ten years are as follows:

	Pension Benefits	Other Benefits
2024	$3,010	$222
2025	3,059	212
2026	3,055	220
2027	3,004	226
2028	2,936	230
2029-2033	13,328	1,200
Total	$28,392	$2,310

The expected long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

The fair values of the Company’s pension plan assets, which are valued based Level 1 inputs, at December 31, 2023 and 2022, by asset category are as follows:

	Fair Value
	Level 1
At December 31,	2023	2022
Cash and cash equivalents	$779	$659
Equity securities:
Large cap exchange traded fund	14,023	12,744
Small company - mid value	2,282	2,140
Small company - mid growth	2,408	2,099
International value	2,750	2,625
International growth	2,829	2,694
Fixed income and preferred stock:
Short duration bond	5,936	5,973
Intermediate term bond fund	6,061	6,111
Small company - mid value - preferred stock	26	23
Total	$37,094	$35,068

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

During the years ended December 31, 2023 and 2022, the Company did not make any contributions to the Maritrans Plan and contributed $160 to the plan during the year ended December 31, 2021. The Company does not expect to make any contributions to the Maritrans Plan in 2024.

67	Overseas Shipholding Group, Inc.

Defined Contribution Plans

The Company also had defined contribution plans covering all eligible employees. Contributions are limited to amounts allowable for income tax purposes. Commencing in 2006, employer contributions include both employer contributions made regardless of employee contributions and matching contributions to the plans. All contributions to the plans are at the discretion of the Company. The Company’s contributions to the plan were $3,170, $3,304 and $2,415 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company also has an unfunded, nonqualified supplemental savings plan covering highly compensated U.S. shore-based employees of the Company, which was terminated in connection with the Company’s filing for bankruptcy in 2012. This plan provided for levels of hypothetical employer contributions that would otherwise have been made under the Company’s defined contribution plans in the absence of limitations imposed by income tax regulations. The Company’s unfunded obligations under this plan at December 31, 2023 and 2022 were not material.

Benefit Liabilities

As part of the acquisition of Alaska Tanker Company in 2020, the Company assumed liabilities related to a deferred compensation plan. The deferred compensation plan was an unfunded, nonqualified plan that allowed eligible employees to defer up to 100% of their performance bonuses, or defer up to 50% (5% minimum) of their salary, select investments for their deferral balances and determine when to be paid out. Eligible employees were able to elect to receive payment either on a specified date, or on a specified date after termination of employment, and either in a lump sum or annual installments, with a maximum deferral period of 20 years. The balance of the deferred compensation plan at December 31, 2023 was $6,661, which is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. The plan was fully paid out in February 2024. For the year ended December 31, 2022, the balance of the deferred compensation plan was $7,177, of which $1,006 is included in accounts payable, accrued expenses and other current liabilities and $6,171 is included in other liabilities on the consolidated balance sheets.

NOTE 16 — OTHER INCOME, NET

Other income, net consists of:

	Years Ended December 31,
	2023	2022	2021
Investment income:
Interest	$3,959	$840	$5
Change in investment value	611	60	(241)
	4,570	900	(236)
Pension and post retirement items (1)	1,290	2,582	2,157
Gain on prepayment of deferred payment obligations	912	—	—
Miscellaneous-net	(106)	(155)	64
	$6,666	$3,327	$1,985

(1)	The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other income, net on the consolidated statements of operations.

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

68	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), changes in equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2024 expressed an unqualified opinion.

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

Critical audit matters

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Tampa, Florida

March 11, 2024

69	Overseas Shipholding Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Overseas Shipholding Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Overseas Shipholding Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 11, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 11, 2024

70	Overseas Shipholding Group, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with participation of the CEO and CFO, has performed an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the provisions of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report included in Item 8, “Financial Statements and Supplementary Data.”

(c)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

71	Overseas Shipholding Group, Inc.

PART III

Dollar amounts in Part III are expressed in whole dollars unless otherwise noted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14 below.

Executive Officers

The table below sets forth the name and age of each executive officer of the Company and the date such executive officer was elected to his or her current position with the Company. The term of office of each executive officer continues until the first meeting of the Board of the Company immediately following the annual meeting of its stockholders, and until the election and qualification of his or her successor. There are no family relationships between the executive officers.

Name	Age	Position Held	Date Assumed Executive Officer Position
Samuel H. Norton	65	President and CEO	December 2016
Richard Trueblood	78	Vice President and Chief Financial Officer	July 2017
Susan Allan	61	Vice President, Secretary and General Counsel	November 2016
Patrick O’Halloran	54	Vice President and Chief Operations Officer	December 2016
Damon Mote	56	Vice President and Chief Administrative Officer	December 2016

Samuel H. Norton was appointed CEO and President of OSG in December 2016. Prior to this, he served as Senior Vice President of OSG and President and CEO of the U.S. Flag Strategic Business Unit from July 2016 and has served on the Company’s Board since August 2014. Prior to joining OSG, Mr. Norton Co-Founded SeaChange Maritime, LLC in 2006 and served as its Chairman and Chief Executive Officer. Mr. Norton spent the seventeen-year period ending July 2005 as a senior executive officer at Tanker Pacific Management (Singapore) Pte. Ltd. In 1995, Mr. Norton initiated and led the entry of the Sammy Ofer Group into the container segment, and acquired and operated the first container vessels in the group’s fleet. While at Tanker Pacific, Mr. Norton also conceived and started a related business, Tanker Pacific Offshore Terminals (TPOT), which owned and operated a fleet of floating, offshore oil storage terminals (FSO). Prior to joining the Ofer group, Mr. Norton played a lead role in the Asian distressed assets group of the First National Bank of Boston, a position which acquainted him with the shipping industry and the Ofer family. Mr. Norton holds a BA in Chinese Language and Literature from Dartmouth College where he graduated in 1981.

Richard Trueblood, CPA, was appointed as Chief Financial Officer of OSG in December 2017, following his appointment as interim CFO in July 2017. Prior to OSG, he was a Partner in the Florida CFO Group providing interim and project Chief Financial Officer services to companies such as the technology start-up Heliotrope Technologies, Inc. He has been CFO at Advent Solar Inc. and Troon Golf LLC. He has extensive experience with equity and debt financing with companies at all stages of development including NYSE listed Promus Hotel Corporation where he was Senior Vice President - Finance. Mr. Trueblood was a partner at KPMG where he provided extensive services to clients in strategic business management, mergers and acquisitions, divestitures and SEC compliance. While at KPMG, he led the real estate practices in Boston, Massachusetts and Orange County, California. He also served as a director for UMB Bank Arizona, N.A. for eight years. Mr. Trueblood holds a Bachelor of Science degree from Bentley University.

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

72	Overseas Shipholding Group, Inc.

Patrick O’Halloran was appointed as Vice President and Chief Operations Officer of OSG in December 2016 with oversight of all operations, maintenance, SQE and commercial operations for the Company’s Fleet. Prior to that, Mr. O’Halloran served as Vice President Marine Operations for the Company since December 2014. Mr. O’Halloran joined OSG in November 2006 as Fleet Manager as part of the acquisition of Maritrans Inc., where he served as Fleet Maintenance Manager. He joined Maritrans, Inc. in 2002 as Technical Superintendent. Prior to joining Maritrans, Mr. O’Halloran was a Surveyor for the American Bureau of Shipping for ten years. Mr. O’Halloran holds a Bachelor of Science degree in Mechanical Engineering from State University of New York – Maritime College and a Master’s in Business Administration from the University of South Florida. He sits on the Board of Directors of the Chamber of Shipping of America.

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

See Item 14 below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Except for the information set forth in item 10, the information called for under Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive Proxy Statement to be filed by the Company in connection with its 2024 Annual Meeting of Stockholders.

73	Overseas Shipholding Group, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed in response to Item 8.

Consolidated Balance Sheets at December 31, 2023 and 2022.

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Equity/(Deficit) for the Years Ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)	The schedules of the Company have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

2.1	Separation and Distribution Agreement, dated as of November 30, 2016, by and between Overseas Shipholding Group, Inc. and International Seaways, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 2016 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2016 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.1	Class A Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A., as Warrant Agent (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.2	Form of Class A Warrant Certificate (included in Exhibit 4.1).

4.3	Class B Warrant Agreement, dated as of August 5, 2014, between the Registrant and Computershare Trust Company, N.A, as Warrant Agent (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 8, 2014, dated August 5, 2014 and incorporated herein by reference).

4.4	Form of Class B Warrant Certificate (included in Exhibit 4.2).

4.5	Registration Rights Agreement, dated as of May 2, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.6	Amendment to Registration Rights Agreement, dated as of May 26, 2014, between the Registrant and certain stockholders party thereto (filed as Exhibit 4.6 to Registrant’s Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

4.7	Indenture dated as of March 7, 2003 between the Registrant and Wilmington Trust Company, as trustee, providing for the issuance of debt securities of the Registrant from time to time (filed as Exhibit 4(e)(1) to the Registrant’s Registration Statement on Form S-4 filed May 5, 2003 and incorporated herein by reference) (No. 333-105018) (filed May 5, 2003). Such Indenture is hereby modified, effective as of January 13, 2004, by deleting all references therein to “Wilmington Trust Company”, “March 7, 2003” and any specific day, month and/or year and substituting therefore blank spaces.

4.8	Form of First Supplemental Indenture dated as of February 19, 2004 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2004 and incorporated herein by reference) (No. 001-06479) (filed February 18, 2004).

74	Overseas Shipholding Group, Inc.

4.9	Second Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.10	Third Supplemental Indenture dated as of August 5, 2014 between the Registrant and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated August 8, 2014 and incorporated herein by reference).

4.11	Fifth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes I due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.12	Sixth Supplemental Indenture, dated as of December 16, 2015, relating to the 7.50% Senior Notes II due 2021, between Overseas Shipholding Group, Inc. and Wilmington Trust Company, as Trustee (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated December 16, 2015 and incorporated herein by reference).

4.13	Description of Company’s Common Stock.

*10.1	Supplemental Executive Savings Plan of the Registrant dated as of December 22, 2005, as amended by Amendment One effective as of January 1, 2006 (filed as Exhibit 10(iii)(a) to the Registrant’s Annual Report on Form 10-K for 2008 and incorporated herein by reference) (No. 001-06479) (filed March 2, 2009).

*10.2	Form of Director Indemnity Agreement for the directors of the Registrant (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 filed on August 20, 2014 and incorporated herein by reference).

10.3	Incentive Compensation Recoupment Policy for Executive Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 25, 2010 and incorporated herein by reference).

*10.4	Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.5	Management Incentive Compensation Plan Stock Option Grant Agreement (Subject to stockholder approval) (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.6	Management Incentive Compensation Plan Stock Option Grant Agreement (Not subject to stockholder approval) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 23, 2014 and incorporated herein by reference).

*10.7	Form of Officers Indemnity Agreement for the officers of the Registrant (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.8	Settlement, Release and Indemnity Agreement dated as of February 3, 2015 between the Registrant, certain subsidiaries of the Registrant and an executive (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

*10.9	Separation Agreement dated July 29, 2016 between the Registrant and a former executive (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.10	Employment Agreement dated as of July 17, 2016 between the Registrant and an executive (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

*10.11	Employment Agreement dated as of November 10, 2016 between the Registrant and an executive (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.12	Amendment No. 1 to Employment Agreement dated as of December 12, 2016 between the Registrant and an executive (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

*10.13	Overseas Shipholding Group, Inc. Management Incentive Comprehensive Plan Stock Option Grant Agreement, Form StOp 2017 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

75	Overseas Shipholding Group, Inc.

*10.14	Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan approved by the stockholders at the Annual Meeting of Stockholders held on June 6, 2017, effective June 6, 2017.

*10.15	Letter Agreement dated as of July 17, 2017 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 17, 2017 and incorporated herein by reference).

*10.16	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 4, 2017 and incorporated herein by reference).

*10.17	Employment Agreement dated as of November 30, 2017 between the Registrant and an executive.

*10.18	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.19	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Stock Option Grant Agreement.

*10.20	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer 20_.

*10.21	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB 20_-ROIC.

*10.22	Form of Overseas Shipholding Group, Inc. Management Incentive Compensation Plan Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR 20_.

*10.23	Employment Agreement dated as of December 15, 2018 between the Registrant and an executive (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2018 and incorporated herein by reference).

*10.24	2019 Incentive Compensation Plan for Management (filed as Appendix A to the Registrant’s Form DEF 14A dated May 30, 2019 and incorporated herein by reference).

*10.25	Form of Overseas Shipholding Group, Inc. Non-Employee Director Incentive Compensation Plan Time-Based Restricted Stock Unit Award Agreement Form Non-Employee Director.

10.26	Loan and Security Agreement dated as of August 7, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

10.27	First Amendment to Loan and Security Agreement dated as of September 30, 2019 between Overseas Sun Coast LLC, subsidiary of Registrant, as borrower, and Pacific Western Bank, as lender.

*10.28	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer_.

*10.29	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC_.

*10.30	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR_.

10.31	Amendment No. 3 dated April 1, 2021 to Term Loan Credit Agreement dated December 21, 2018.

*10.32	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-2021 Special Grant.

10.33	Non-Disclosure Agreement.

10.34	Credit Agreement dated as of September 29, 2021 by and among certain subsidiaries of the Registrant, as the borrowers, and Stonebriar Commercial Finance LLC, as lender.

*10.35	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer-rev. 2022.

*10.36	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR-rev. 2022.

76	Overseas Shipholding Group, Inc.

*10.37	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC-rev. 2022.

*10.38	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan for Management Time-Based Award Agreement Form Retention-TB-Officer.

*10.39	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Time-Based Restricted Stock Unit Grant Agreement Form TB-Officer-rev. 2023.

*10.40	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-TSR-rev. 2023.

*10.41	Form of Overseas Shipholding Group, Inc. 2019 Incentive Compensation Plan For Management Performance-Based Restricted Stock Unit Grant Agreement Form PB-ROIC-rev. 2023.

10.42	Amended and Restated Certificate of Incorporation of Overseas Shipholding Group, Inc.

21**	List of subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

ITEM 16. FORM 10-K SUMMARY

None.

77	Overseas Shipholding Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2024

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

Name	Date

/s/ REBECCA DELAET	March 11, 2024
Rebecca DeLaet, Director

/s/ JOSEPH I. KRONSBERG	March 11, 2024
Joseph I. Kronsberg, Director

/s/ ELAINE LURIA	March 11, 2024
Elaine Luria, Director

/s/ SAMUEL H. NORTON	March 11, 2024
Samuel H. Norton, Principal
Executive Officer and Director

/s/ JOHN P. REDDY	March 11, 2024
John P. Reddy, Director

/s/ JULIE E. SILCOCK	March 11, 2024
Julie E. Silcock, Director

/s/ GARY EUGENE TAYLOR	March 11, 2024
Gary Eugene Taylor, Director

/s/ DOUGLAS D. WHEAT	March 11, 2024
Douglas D. Wheat, Director

78	Overseas Shipholding Group, Inc.