Form 10-Q
period 2024-03-31
OVERSEAS SHIPHOLDING GROUP INC
filed 2024-05-10
CIK 75208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Class A common stock, par value $0.01, as of May 6, 2024: 72,030,977 shares. Excluded from this amount are warrants outstanding as of May 6, 2024 for the purchase of 507,797 shares of Class A common stock for nominal consideration.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$82,203	$76,257
Investment security to be held to maturity	14,950	14,900
Voyage receivables, including unbilled of $4,081 and $4,976, net of reserve for credit losses	9,415	17,362
Income tax recoverable	447	407
Other receivables	2,275	3,140
Inventories, prepaid expenses and other current assets	6,682	2,522
Total Current Assets	115,972	114,588
Vessels and other property, less accumulated depreciation and amortization	695,633	699,032
Deferred drydock expenditures, net	45,680	44,827
Total Vessels, Deferred Drydock and Other Property	741,313	743,859
Intangible assets, less accumulated amortization	12,267	13,417
Operating lease right-of-use assets	192,636	172,703
Other assets	34,652	34,317
Total Assets	$1,096,840	$1,078,884
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$53,165	$60,911
Current installments of long-term debt	56,205	43,305
Current portion of operating lease liabilities	64,779	65,272
Total Current Liabilities	174,149	169,488
Reserve for uncertain tax positions	295	285
Long-term debt, net	338,215	357,406
Deferred income taxes, net	82,511	79,373
Noncurrent operating lease liabilities	128,191	107,911
Other liabilities	10,605	10,368
Total Liabilities	733,966	724,831
Equity:
Common stock - Class A ($0.01 par value; 166,666,666 shares authorized; 90,323,906 and 89,545,535 shares issued; 71,724,847 and 70,946,476 shares outstanding)	903	895
Paid-in additional capital	587,087	588,361
Accumulated deficit	(164,534)	(174,825)
Treasury stock, 18,599,059 shares at cost	(64,380)	(64,380)
	359,076	350,051
Accumulated other comprehensive income	3,798	4,002
Total Equity	362,874	354,053
Total Liabilities and Equity	$1,096,840	$1,078,884

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Shipping Revenues:

Time and bareboat charter revenues	$95,931	$84,140
Voyage charter revenues	21,566	29,651
	117,497	113,791
Operating Expenses:
Voyage expenses	6,805	9,056
Vessel expenses	42,038	42,571
Charter hire expenses	16,818	15,737
Depreciation and amortization	17,994	16,048
General and administrative	10,354	7,843
Total operating expenses	94,009	91,255
Operating income	23,488	22,536
Other income, net	1,235	1,080
Income before interest expense and income taxes	24,723	23,616
Interest expense, net	(6,782)	(8,156)
Income before income taxes	17,941	15,460
Income tax expense	(3,300)	(3,321)
Net income	$14,641	$12,139

Weighted Average Number of Common Shares Outstanding:
Basic - Class A	71,901,503	82,006,666
Diluted - Class A	75,159,109	85,340,906
Per Share Amounts:
Basic net income - Class A	$0.20	$0.15
Diluted net income - Class A	$0.19	$0.14

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net income	$14,641	$12,139
Other comprehensive loss, net of tax:
Defined benefit pension and other postretirement benefit plans:
Net change in unrecognized prior service costs	(179)	(208)
Net change in unrecognized actuarial losses	(25)	16
Other comprehensive loss	(204)	(192)
Comprehensive income	$14,437	$11,947

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$14,641	$12,139
Items included in net income not affecting cash flows:
Depreciation and amortization	17,994	16,048
Amortization of debt discount and other deferred financing costs	283	282
Compensation relating to restricted stock awards and stock option grants	918	800
Deferred income tax expense	3,148	3,287
Interest on finance lease liabilities	—	370
Non-cash operating lease expense	16,986	15,892
Payments for drydocking	(5,456)	(1,918)
Operating lease liabilities	(17,133)	(16,292)
Changes in operating assets and liabilities, net	(6,638)	5,088
Net cash provided by operating activities	24,743	35,696
Cash Flows from Investing Activities:
Expenditures for vessels and vessel improvements	(5,782)	(454)
Net cash used in investing activities	(5,782)	(454)
Cash Flows from Financing Activities:
Payments on debt	(6,571)	(5,787)
Tax withholding on share-based awards	(2,184)	(1,168)
Dividends paid	(4,256)	—
Deferred financing costs paid for debt amendments	(4)	(40)
Payments on principal portion of finance lease liabilities	—	(1,026)
Purchases of treasury stock and Class A warrants	—	(1,862)
Net cash used in financing activities	(13,015)	(9,883)
Net increase in cash and cash equivalents	5,946	25,359
Cash and cash equivalents at beginning of period	76,257	78,732
Cash and cash equivalents at end of period	$82,203	$104,091

See notes to condensed consolidated financial statements.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Stock (1)	Paid-in Additional Capital (2)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (3)	Total
Balance at December 31, 2022	$883	$597,455	$(233,023)	$(29,040)	$3,410	$339,685
Net income	—	—	12,139	—	—	12,139
Other comprehensive loss	—	—	—	—	(192)	(192)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	8	(1,176)	—	—	—	(1,168)
Compensation related to Class A restricted stock awards	—	800	—	—	—	800
Conversion of Class A warrants to Class A common stock	1	(1)	—	—	—	—
Purchases of treasury stock	—	—	—	(1,862)	—	(1,862)
Balance at March 31, 2023	$892	$597,078	$(220,884)	$(30,902)	$3,218	$349,402

Balance at December 31, 2023	$895	$588,361	$(174,825)	$(64,380)	$4,002	$354,053
Net income	—	—	14,641	—	—	14,641
Other comprehensive loss	—	—	—	—	(204)	(204)
Forfeitures, cancellations, issuance and vesting of restricted stock awards, net	8	(2,192)	—	—	—	(2,184)
Compensation related to Class A restricted stock awards	—	918	—	—	—	918
Dividends declared	—	—	(4,350)	—	—	(4,350)
Balance at March 31, 2024	$903	$587,087	$(164,534)	$(64,380)	$3,798	$362,874

(1)	Par value $0.01 per share; 166,666,666 Class A shares authorized; 90,323,906 and 89,191,275 Class A shares issued as of March 31, 2024 and 2023, respectively, and 71,724,847 and 78,693,369 Class A shares outstanding as of March 31, 2024 and 2023, respectively.
(2)	Includes 4,229,904 and 18,372,136 outstanding Class A warrants as of March 31, 2024 and 2023, respectively.
(3)	Amounts are net of tax.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).

Note 2 — Recently Adopted and Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under Accounting Standards Codification (“ASC”) 280. The guidance is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company will adopt this standard for its 2024 Form 10-K. Management is currently reviewing the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.

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

The following table shows the Company’s shipping revenues disaggregated by nature of the charter arrangement for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Time and bareboat charter revenues	$95,931	$84,140
Voyage charter revenues (1)	3,558	13,789
Contracts of affreightment (“COA”) revenues	18,008	15,862
Total shipping revenues	$117,497	$113,791

(1)	For the three months ended March 31, 2024, the Company did not have any revenue related to short-term time charter contracts, which are time charter contracts for periods of less than 90 days, included in voyage charter revenues. For the three months ended March 31, 2023, voyage charter revenues include revenue related to short-term time charter contracts of $119.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Voyage Receivables

As of March 31, 2024 and December 31, 2023, contract balances from contracts with customers consisted of voyage receivables of $4,386 and $7,768, respectively, net of reserves for credit losses for voyage charters and lightering contracts, which were not material.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2024, the Company expects to recognize revenue of approximately $36,653 for the remainder of 2024 and $14,608 for 2025 under COAs. These estimated amounts relate to the fixed consideration of contractual minimums within the contracts based on the Company’s estimate of future services.

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

The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options and restricted stock units (“RSUs”). Participating securities are defined by ASC 260, Earnings Per Share, as unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and are included in the computation of earnings per share pursuant to the two-class method.

Class A

As of March 31, 2024, there were 2,630,665 shares of Class A common stock issuable under outstanding RSUs and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities. As of March 31, 2023, there were 3,307,804 shares of Class A common stock issuable under outstanding RSUs and 1,478,756 shares of Class A common stock issuable under outstanding options, both of which are considered to be potentially dilutive securities.

The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2024	2023
Net income	$14,641	$12,139

Weighted average common shares outstanding:
Class A common stock - basic	71,901,503	82,006,666
Class A common stock - diluted	75,159,109	85,340,906

For the three months ended March 31, 2024 and 2023, there were dilutive equity awards outstanding covering 3,257,606 and 3,334,240 shares, respectively. For the three months ended March 31, 2024, there were no anti-dilutive shares. Awards of 297,818 shares (related to RSUs and stock options) were not included in the computation of diluted earnings per share because inclusion of these awards would be anti-dilutive for the three months ended March 31, 2023.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 5 — Investment in Security to be Held to Maturity

In July 2022, the Company purchased a $15,000 U.S. Treasury Note for $14,794, with a maturity date of August 15, 2024. The U.S. Treasury Note is classified as investment in security to be held to maturity and is carried at amortized cost on the condensed consolidated balance sheets, as the Company has the intent and ability to hold until maturity. The amortized cost, gross unrealized loss and fair value of the U.S. Treasury Note at March 31, 2024 and December 31, 2023 was as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,950	$(114)	$14,836
	$14,950	$(114)	$14,836

December 31, 2023	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Note	$14,900	$(148)	$14,752
	$14,900	$(148)	$14,752

Other-Than-Temporarily Impaired (“OTTI”)

The Company performed a quarterly review of the U.S. Treasury Note in order to determine whether the decline in fair value below the amortized cost basis was considered other-than-temporary in accordance with applicable guidance. At March 31, 2024, the Company determined that the unrealized loss on the U.S. Treasury Note was primarily due to increases in interest rates. Therefore, there was no OTTI loss recognized during the three months ended March 31, 2024 or for the year ended December 31, 2023.

Note 6 — Fair Value Measurements and Fair Value Disclosures

The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents — The carrying amounts reported in the condensed consolidated balance sheet for interest-bearing deposits approximate fair value. Investments in trading securities consist of equity securities and were measured using quoted market prices at the reporting date.

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2
March 31, 2024:
Assets
Cash and cash equivalents	$82,203	$82,203	$—
U.S. Treasury Note	14,950	14,836	—
Total	$97,153	$97,039	$—
Liabilities
Term loan, due 2024, net	$18,587	$—	$18,292
Alaska tankers term loan, due 2025, net	18,751	—	18,027
OSG 204 LLC term loan, due 2025, net	23,357	—	22,587
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	41,597	—	38,504
Term loan, due 2028, net	292,128	—	281,008
Total	$394,420	$—	$378,418

	Carrying	Fair Value
	Value	Level 1	Level 2
December 31, 2023:
Assets
Cash and cash equivalents	$76,257	$76,257	$—
U.S. Treasury Note	14,900	14,752	—
Total	$91,157	$91,009	$—
Liabilities
Term loan, due 2024, net	$18,942	$—	$18,546
Alaska tankers term loan, due 2025, net	20,091	—	19,203
OSG 204 LLC term loan, due 2025, net	23,697	—	22,875
OSG 205 LLC and OSG Courageous II LLC term loan, due 2027, net	42,163	—	39,350
Term loan, due 2028, net	295,428	—	287,918
Unsecured senior notes, net	390	—	389
Total	$400,711	$—	$388,281

Derivatives

During the fourth quarter of 2023, the Company entered into contracts for the purchase and installation of equipment related to engine life cycle upgrades on the Company’s four Alaska class vessels. The contracts are denominated in euros and the Company is party to forward contracts and options to fix the dollar cost of the project. The maturity dates and amounts of the forward contracts and options correspond to the scheduled payments due under the contracts. For the three months ended March 31, 2024, the Company concluded that the forward contracts and options were effective at hedging the scheduled payments.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Vessel and Intangible Assets Impairments

During the first quarter of 2024, the Company considered whether events or changes in circumstances had occurred since December 31, 2023 that could indicate whether the carrying amounts of the vessels, including operating right-of-use assets, in the Company’s fleet, and whether the carrying value of the Company’s intangible assets, may not be recoverable as of March 31, 2024. The Company concluded that no such events or changes in circumstances had occurred.

Note 7 — Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $3,300 and $3,321, respectively, which represented effective tax rates of 18.4% and 21.5%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a benefit related to stock compensation and changes in state apportionment. The effective tax rate for the three months ended March 31, 2024 was less than the statutory rate due to a benefit related to stock compensation and tonnage tax exclusion. The effective tax rate for the three months ended March 31, 2023 was more than the statutory rate due to the state tax expense.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 8 — Capital Stock and Stock Compensation

Warrant Conversions

During the three months ended March 31, 2024 and 2023, the Company issued 5,884 and 128,706 shares of Class A common stock, respectively, as a result of the exercise of 31,015 and 679,642 Class A warrants, respectively.

Dividends

In March 2024 the Company’s Board of Directors declared a cash dividend of $0.06 per share on its Class A common stock. Pursuant to such dividend declaration, the Company made dividend payments in April 2024 totaling $4,350, which is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.

Stock Compensation

The Company accounts for stock compensation expense in accordance with the fair value-based method required by ASC 718, Compensation – Stock Compensation. This method requires share-based payment transactions to be measured based on the fair value of the equity instruments issued.

Management Compensation — Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted RSUs to its employees, including senior officers, covering 350,252 and 584,922 shares, respectively. The grant date fair values of these awards were $5.05 and $2.90 per RSU, respectively. Each RSU represents a contingent right to receive one share of Class A common stock upon vesting. Each award vests in approximately equal installments on each of the first three anniversaries of the grant date.

During the three months ended March 31, 2024 and 2023, the Company awarded performance-based RSUs to its senior officers covering 240,850 and 416,832 shares, respectively (which amounts may be increased up to a maximum of 361,275 and 625,248 shares, respectively, based upon performance). Each performance-based RSU represents a contingent right to receive RSUs based upon continuous employment, subject to the achievement of performance metrics through the end of a three-year performance period. The grant date fair values of the awards, which are subject to performance conditions, were determined to be $5.05 and $2.90 per RSU, respectively.

During the three months ended March 31, 2024 and 2023, in connection with the vesting of RSUs, the Company withheld 362,171 and 333,085, respectively, shares of Class A common stock at average prices of $6.03 and $3.51 per share (based on the market prices on the dates of vesting), respectively, from certain members of management to cover withholding taxes.

OVERSEAS SHIPHOLDING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Note 9 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes, in the condensed consolidated balance sheets follow:

As of	March 31, 2024	December 31, 2023
Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement benefit plans)	$3,798	$4,002
Accumulated other comprehensive income	$3,798	$4,002

The following table presents the changes in the balances of each component of accumulated other comprehensive income, net of related taxes, during the three months ended March 31, 2024 and 2023:

Items not yet recognized as a component of net periodic benefit cost (pension and other postretirement plans)

Balance as of December 31, 2023	$4,002
Current period change, excluding amounts reclassified from accumulated other comprehensive income	—
Amounts reclassified from accumulated other comprehensive income	(204)
Total change in accumulated other comprehensive income	(204)
Balance as of March 31, 2024	$3,798

Balance as of December 31, 2022	$3,410
Current period change, excluding amounts reclassified from accumulated other comprehensive loss	—
Amounts reclassified from accumulated other comprehensive income	(192)
Total change in accumulated other comprehensive income	(192)
Balance as of March 31, 2023	$3,218

The Company includes the service cost component for net periodic benefit cost/(income) in vessel expenses and general and administrative expenses and other components in other (expense)/income, net on the condensed consolidated statements of operations.

Note 10 — Leases

In March 2024, the Company exercised its first option to extend the bareboat charter of the Overseas Tampa with its vessel owner for a five-year option period commencing in June 2025 and ending in June 2030. Additional options to extend remain. The charter is accounted for as an operating lease. The future minimum commitments under the charter are $7,061 for the remainder of 2024, $9,371 in 2025, $9,371 in 2026, $9,371 in 2027, $9,397 in 2028 and $14,019 thereafter. For the three months ended March 2024, the Company had non-cash operating activity of approximately $34,003 for obtaining an operating right-of-use asset and liability as a result of the extension.

Charters-out

The Company is the lessor under its time charter contracts. Total time charter revenue for the three months ended March 31, 2024 was equal to income from lease payments of $95,566 plus straight-line adjustments of $365. For the three months ended March 31, 2023, total time charter revenue was equal to income from lease payments of $84,434 less straight-line adjustments of $294. The net book value of owned vessels on noncancelable time charters was equal to $450,907 and $448,663 at March 31, 2024 and 2023, respectively.

The future minimum revenues, including rent escalations, which is equal to lease payments expected to be received over the noncancelable time charters term are as follows:

At March 31, 2024	Amount
2024	$294,428
2025	306,517
2026	171,306
2027	64,559
2028	—
Thereafter	—
Net minimum lease receipts	$836,810

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the section titled “Forward-Looking Statements” and Item 1A. Risk Factors of our Form 10-K. Other factors besides those listed in our Form 10-K and in our quarterly reports also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. The following highlights some of these risk factors:

●	the inability to attract or retain qualified mariners, as a result of labor shortages, competition to hire mariners, and other influences on the labor pool and associated costs;
●	volatility in supply and demand in the crude oil and refined product markets worldwide or in the specialized markets in which the Company currently trades, which could also affect the nature and severity of certain factors listed below;
●	uncertain economic, political and governmental conditions and conditions in the oil and natural gas industry, such as the current conditions in the Middle East involving Israel and the Gaza Strip, the Russia/Ukraine war, other geopolitical developments, or otherwise;
●	challenges associated with compliance with complex environmental laws and regulations, including those relating to the emission of greenhouse gases and protections to the quality of water and sealife, and corresponding increases in expenses;
●	unionization, work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries, or the impact of any potential liabilities resulting from withdrawal from participation in multiemployer plans;
●	increasing operating costs, unexpected drydock costs, and/or increasing capital expenses as a result of supply chain limitations, lack of availability of materials and of qualified contractors and technical experts, the consolidation of suppliers, and inflation;
●	public health threats which can impact the Company in many ways, including increasing operating costs to protect the health and safety of the Company’s crew members and others in the industry;
●	the inability to clear oil majors’ risk assessment processes;
●	the highly cyclical nature of OSG’s industry and significant fluctuations in the market value of our vessels;
●	the cost and effects of cybersecurity incidents or other failures, interruptions, or security breaches of our systems or those of our customers or third-party providers;
●	the Company’s compliance with 46 U.S.C. sections 50501 and 55101 (commonly known as the “Jones Act”) and heightened exposure to Jones Act market fluctuations, as well as stockholder citizenship requirements imposed on us by the Jones Act, which result in restrictions on foreign ownership of the Company’s common stock;
●	limitations on U.S. coastwise trade, the waiver, modification or repeal of the Jones Act limitations, or changes in international trade agreements; and
●	the Company’s ability to use its net operating loss carryforwards.

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

Business Overview

OSG is a publicly traded company providing liquid bulk and energy transportation services for crude oil and petroleum products in the U.S. Flag markets. OSG’s U.S. Flag fleet consists of Suezmax crude oil tankers, conventional and lightering articulated tug barges (“ATBs”), shuttle and conventional MR tankers, and non-Jones Act MR tankers that participate in the U.S. Tanker Security Program or are on time charter to the U.S. Military Sealift Command. OSG is committed to setting high standards of excellence for its quality, safety and environmental programs. OSG is recognized as one of the world’s most customer-focused marine transportation companies and is headquartered in Tampa, FL. Our revenues are derived predominantly from time charter agreements for specific periods of time at fixed daily amounts. We also charter-out vessels for specific voyages where we typically earn freight revenue at spot market rates.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023. This Quarterly Report on Form 10-Q includes industry data and forecasts that we have prepared based in part on information obtained from industry publications and surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In addition, certain statements regarding our market position in this report are based on information derived from internal market studies and research reports. Unless we state otherwise, statements about the Company’s relative competitive position in this report are based on management’s beliefs, internal studies and management’s knowledge of industry trends.

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

The following principal developments have directly or indirectly impacted our business recently and are expected to continue to do so:

●	Geopolitical tensions outside of the US have severely disrupted historical trading patterns for crude oil and its refined products. Since December 2022, the EU has, in response to the war in Ukraine, banned waterborne crude oil imports from Russia, and the G7 nations have implemented price caps limiting the global price paid for Russian oil and its refined products. Other countries have stepped in to purchase these commodities at a discount to world prices. More recently, vessels transiting the Red Sea have been the target of Houthi missile and drone attacks, causing many vessels to avoid Red Sea transits and to instead make longer voyages around the Cape of Good Hope. These circumstances have collectively resulted in the redirection of crude oil and refined product trade flows and increased aggregate ton-mile demand. Although the United States was not a major importer of Russian or Persian Gulf oil, its markets have nonetheless been impacted by these global events. Historically high international freight costs have resulted from disrupted trade patterns. Supply constraints now exist in markets that were alternative supply sources competing against domestic product shipped on Jones Act tonnage. As a result, traders now seem to favor domestic product sources over overseas alternatives, giving strong support for the use of Jones Act vessels. This increase in demand has resulted in higher utilization levels and higher rates for Jones Act vessels.

●	The continued impact of government policies encouraging the use of renewable fuels has driven strong demand growth for transporting renewable diesel and its feedstock components from production sources along the U.S. Gulf Coast to markets along the West Coast. California’s low carbon fuel standard regulations in particular have stimulated the use of renewable diesel, which is chemically identical to regular diesel, can be used on its own or blended with conventional diesel, and produces less carbon dioxide and nitrogen oxide than conventional diesel. The Gulf Coast currently produces a significant proportion of renewable diesel, and California has been the largest consumer of this product. Marine transportation is the most cost-effective solution to move finished product to the West Coast. The length of the trip to California creates a significant increase in ton-mile demand and has created a large new market for Jones Act tankers.

●	The Biden Administration in 2023 approved ConocoPhillips’ “Willow Project” in Alaska. This project, together with a previously permitted project to develop the “Pikka” discovery operated by Santos, are expected to bring on nearly 250,000 barrels per day of new crude oil production in Alaska by 2027. The promise of significant increased future production bodes well for the prospective demand for OSG’s Alaska Class tankers, which provide the most cost-effective means for delivery of North Slope crude oil to refineries located in California and Washington state. Anticipating this increase in demand, in late 2023 OSG acquired the Alaskan Frontier, sister to the other three Alaska class vessels, and contracted with engine manufacturer MAN B&W to perform life cycle upgrades on each of the engines on all four vessels. The life cycle upgrades will improve performance and fuel efficiency and also prepare the engines for possible use of methanol fuel in the future. It is expected that the fuel efficiency gain will result in 15-20% fuel savings as compared to the original engine design leading to a meaningful reduction in carbon output. The significant capital investment in the four Alaska class vessels should permit OSG to operate the vessels for a longer period of time and with lower maintenance costs for their remaining lives.

●	In December 2023, OSG was awarded a $400 thousand grant from the U.S. Department of Energy (“DOE”) to study the development of its proposed Tampa Regional Intermodal Carbon Hub (“T-RICH”). The study is an important step towards realizing the potential for participating in an emerging market for managing the transport and sequestration of captured carbon dioxide (“CO2”). The study will evaluate the commercial feasibility of developing an intermediate storage hub at Port Tampa Bay for CO2 captured from industrial emitters across the State of Florida. As conceived, T-RICH would receive, store, and process, initially, two million metric tons of CO2 per year, which would be transported by OSG vessels across the Gulf of Mexico for permanent underground storage. T-RICH would be the first of its kind in the nation and could be scaled in the future to meet expanded volumes of captured CO2.

●	In April 2024, OSG was awarded a $3.0 million grant from the DOE for the engineering and design of a new vessel that will transport liquified CO2. The award will be used to develop the design of an ATB to provide a marine transport solution for captured CO2 aggregated at the T-RICH hub terminal in Tampa, to be shipped in liquified form to developed, approved sequestration sites in the northern Gulf of Mexico region.

Having our vessels committed on time charters is a fundamental objective of our chartering strategy. We seek to have a majority of available vessel operating days covered with time charters or contracts of affreightment, but if such charters are not remunerative, or prove unachievable under certain market conditions, some of our vessels may operate in the spot market, which is more volatile and less predictable. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (“TCE”) revenues and rates, which are non-GAAP measures.

Continued lack of available tonnage in the first quarter of 2024 contributed to minimal spot activity for Jones Act tankers and ATBs. Charterers have been increasing the duration of new time charter contracts to secure tonnage for multi-year periods. There were few vessels available in the spot market and total spot activity decreased from 11 spot fixtures in the first quarter of 2023 to seven spot fixtures in the first quarter of 2024. All seven spot fixtures were performed by ATBs.

Our vessels were employed for 97% of available days during the first quarter of 2024, with 45 of a total 1,503 available days (excluding 44 days vessels were off-hire due to drydock requirements) seeing vessels idle without employment. Industry-wide, there were no firm Jones Act construction orders as of March 31, 2024.

Delaware Bay lightering volumes averaged 90,000 b/d in in the first quarter of 2024 compared with 82,000 b/d in the first quarter of 2023. We have contract minimums with our refinery customers that compensate us for barrels not lightered below minimum amounts.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires the Company to make estimates in the application of its accounting policies based on the best assumptions, judgments and opinions of management. There have been no changes to the Company’s critical accounting estimates disclosed in Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2023.

Results of Vessel Operations

During the three months ended March 31, 2024, shipping revenues increased by $3,706, or 3.3%, compared to the same period in 2023. The increase primarily resulted from (a) an increase in average daily rates earned by our fleet, (b) an increase in Delaware Bay lightering volumes and (c) a 5-day decrease in repair days. The increase was moderated by a 22-day increase in drydock days.

Reconciliation of TCE revenues, a non-GAAP measure, to shipping revenues as reported in the consolidated statements of operations follows:

	Three Months Ended March 31,
	2024	2023
Time charter equivalent revenues	$110,692	$104,735
Add: Voyage expenses	6,805	9,056
Shipping revenues	$117,497	$113,791

The following table provides a breakdown of TCE rates achieved for the three months ended March 31, 2024 and 2023 between spot and fixed earnings and the related revenue days.

	2024		2023
Three months ended March 31,	Spot Earnings	Fixed Earnings	Spot Earnings	Fixed Earnings
Jones Act MR Product Carriers:
Average rate	$—	$70,975	$55,522	$64,417
Revenue days	—	866	40	847
Non-Jones Act MR Product Carriers:
Average rate	$27,391	$53,451	$41,384	$33,319
Revenue days	182	91	246	14
ATBs:
Average rate	$—	$47,992	$—	$42,479
Revenue days	—	273	—	265
Lightering:
Average rate	$126,069	$—	$104,512	$—
Revenue days	91	—	90	—
Alaska (a):
Average rate	$—	$64,937	$—	$60,115
Revenue days	—	228	—	270

a) Excludes one Alaska vessel currently in layup.

During the first quarter of 2024, TCE revenues increased by $5,957, or 5.7%, to $110,692 from $104,735 in the first quarter of 2023. The increase in TCE revenues was primarily driven by the increase in shipping revenues explained above and the decrease in voyage expenses explained below.

Voyage expenses decreased by $2,251, or 24.9%, in the first quarter of 2024 to $6,805 compared to $9,056 in the first quarter of 2023, primarily due to decreases in port and fuel expenses, as our vessels performed fewer voyage charters during the first quarter of 2024 compared to the first quarter of 2023.

Vessel expenses decreased by $533, or 1.3%, in the first quarter of 2024 to $42,038 compared to $42,571 in the first quarter of 2023, primarily due to a decrease in repair and spares costs.

Charter hire expenses increased by $1,081, or 6.9%, to $16,818 in 2024 from $15,737 in 2023. The increase primarily resulted from the change in accounting treatment due to the reclassification of the Overseas Key West lease as an operating lease from a finance lease.

Depreciation and amortization increased by $1,946, or 12.1%, to $17,994 in the first quarter of 2024 compared to $16,048 in the first quarter of 2023. The increase primarily resulted from an increase in amortization of drydock costs.

Two of our U.S. Flag Product Carriers participated in the Maritime Security Program (“MSP”) during the first quarter of 2023. The stipend received was $1,325 for each vessel.

In April 2023, three of our vessels were accepted into the Tanker Security Program (“TSP”). We transferred the two non-Jones Act U.S. Flag Product Carriers that had been participating in the MSP into the TSP and added the Overseas Sun Coast, which was converted to U.S. Flag status in January 2023, to participate in the program.

In June 2023, Military Sealift Command (“MSC”) awarded one of the vessels that had been in the TSP, the Overseas Mykonos, a time charter contract to provide ongoing fuel transportation services to MSC in support of our nation’s defense. The time charter awarded is for a one-year base period with MSC holding additional option periods to extend the contract out to a maximum period of five- and one-half years. The Overseas Mykonos was delivered to MSC in August 2023.

During the three months ended March 31, 2024, we received $3,000 under the TSP. Under the terms of the TSP, we expect to receive up to $6,000 for each vessel in 2024. We do not receive a stipend for any days exceeding 180 days for which the vessels operate under a time charter to a U.S. government agency.

General and Administrative Expenses

General and administrative expenses increased by $2,511, or 32.0%, to $10,354 during the three months ended March 31, 2024 compared to $7,843 for the three months ended March 31, 2023. The increase was primarily driven by higher compensation and benefits costs related to an increase in headcount and higher compensation levels. Additionally, general and administrative expenses increased due to an increase in legal expenses during the three months ended March 31, 2024 compared to the same period in 2023.

Other Income, Net

Other income, net was $1,235 for the three months ended March 31, 2024 compared with $1,080 for the three months ended March 31, 2023. The increase in other income, net was primarily due to investment income earned on our investment accounts at higher interest rates year over year.

Interest Expense

Interest expense was $6,782 for the three months ended March 31, 2024 compared with $8,156 for the three months ended March 31, 2023. The decrease in interest expense was primarily due to a lower average balance of debt outstanding during the three months ended March 31, 2024 compared to the same period in 2023 and an increase in interest capitalized due to vessel improvement projects.

Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $3,300 and $3,321, respectively, which represented effective tax rates of 18.4% and 21.5%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a benefit related to stock compensation and changes in state apportionment. The effective tax rate for the three months ended March 31, 2024 was less than the statutory rate due to a benefit related to stock compensation and tonnage tax exclusion. The effective tax rate for the three months ended March 31, 2023 was more than the statutory rate due to the state tax expense.

Liquidity and Sources of Capital

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business to meet near-term and long-term debt repayment obligations is dependent on maintaining sufficient liquidity.

Liquidity

Working capital at March 31, 2024 was approximately $(58,000) compared with approximately $(55,000) at December 31, 2023. Excluding the current portion of operating lease liabilities, working capital was approximately $7,000 at March 31, 2024 compared to approximately $10,000 at December 31, 2023. The decrease in working capital was primarily due to an increase in current installments of long-term debt as our Alaska tankers term loan, due 2025, matures on March 12, 2025. This loan, along with our term loan, due 2024, which matures on September 30, 2024, totaling $37,519, are included in current installments of long-term debt at March 31, 2024. Also, working capital decreases due to a decrease in receivables related to the timing of collections from our customers. The decrease in working capital was partially offset by a decrease in accounts payable, accrued expenses and other current liabilities as a result of our payout of the Alaska Tanker Company deferred compensation plan of $6,661 and timing of accounts payable payments made during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and an increase in cash and cash equivalents as we generated cash flow from operations during the current year.

As of March 31, 2024, we had total liquidity on a consolidated basis comprised of $97,153 of cash and cash equivalents. We manage our cash in accordance with our intercompany cash management system. Our cash and cash equivalents generally exceed Federal Deposit Insurance Corporation insurance limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. In addition, certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. government or its agencies.

As of March 31, 2024, we had total debt outstanding (net of deferred financing costs) of $394,420 and a total debt to total capitalization of 52.1%, compared to $400,711 and 53.1%, respectively, at December 31, 2023.

Sources, Uses and Management of Capital

We generate significant cash flows through our complementary mix of time charters, voyage charters and contracts of affreightment. Net cash provided by operating activities during the three months ended March 31, 2024 was $24,743. In addition to operating cash flows, our other current potential sources of funds are proceeds from additional issuances of equity securities, additional borrowings, and proceeds from the opportunistic sales of our vessels. In the past, we have also obtained funds from the issuance of long-term debt securities. However, we can give no assurance as to whether or the terms on which we may be able to issue equity or debt securities, obtain additional borrowings, or sell vessels.

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

In March 2024 the Company’s Board of Directors declared a cash dividend of $0.06 per share on its Class A common stock. Pursuant to such dividend declaration, the Company made dividend payments in April 2024 totaling $4,350, which is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.

Also, in March 2024, we exercised our first option to extend the bareboat charter of the Overseas Tampa with its vessel owner for a five-year option period commencing in June 2025 and ending in June 2030. Additional options to extend remain. The charter is accounted for as an operating lease. The future minimum commitments under the charter are $7,061 for the remainder of 2024, $9,371 in 2025, $9,371 in 2026, $9,371 in 2027, $9,397 in 2028 and $14,019 thereafter. For the three months ended March 2024, the Company had non-cash operating activity of approximately $34,003 for obtaining an operating right-of-use asset and liability as a result of the extension.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to our disclosures about market risk.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K, and as may be updated in our subsequent quarterly reports. The risks described in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors from those disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, in connection with the vesting of restricted stock awards, the Company withheld the following number of shares of Class A common stock from certain members of management to cover withholding taxes.

Period	Total Number Shares of Class A Withheld	Average Price Paid per Share of Class A	Total Number of Shares Purchased As Part of Publicly Announced Program	Dollar Value of Shares Remaining Under the Program ($ in thousands)
January 1, 2024 through January 31, 2024	—	$—	—	$25,000
February 1, 2024 through February 29, 2024	92,465	$5.27	—	$25,000
March 1, 2024 through March 31, 2024	269,706	$6.29	—	$25,000
	362,171	$6.03	—	$25,000

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

OVERSEAS SHIPHOLDING GROUP, INC.
(Registrant)

Date: May 10, 2024	/s/ Samuel H. Norton
Samuel H. Norton
Chief Executive Officer

Date: May 10, 2024	/s/ Richard Trueblood
Richard Trueblood
Chief Financial Officer
(Mr. Trueblood is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

